Form 10-Q
period 2017-06-30
DANAHER CORP /DE/
filed 2017-07-20
CIK 313616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The number of shares of common stock outstanding at July 14, 2017 was 694,689,883.

DANAHER CORPORATION
INDEX
FORM 10-Q

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ and shares in millions, except per share amount)
(unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and equivalents	$726.4	$963.7
Trade accounts receivable, net	3,214.8	3,186.1
Inventories:
Finished goods	958.4	884.4
Work in process	290.5	299.4
Raw materials	542.8	525.6
Total inventories	1,791.7	1,709.4
Prepaid expenses and other current assets	523.7	805.9
Total current assets	6,256.6	6,665.1
Property, plant and equipment, net of accumulated depreciation of $2,226.0 and $1,963.3, respectively	2,422.8	2,354.0
Other long-term assets	693.9	631.3
Goodwill	24,523.6	23,826.9
Other intangible assets, net	11,749.9	11,818.0
Total assets	$45,646.8	$45,295.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$169.5	$2,594.8
Trade accounts payable	1,427.0	1,485.0
Accrued expenses and other liabilities	2,606.1	2,794.2
Total current liabilities	4,202.6	6,874.0
Other long-term liabilities	5,426.5	5,670.3
Long-term debt	11,422.5	9,674.2
Stockholders’ equity:
Common stock - $0.01 par value, 2.0 billion shares authorized; 810.4 and 807.7 issued; 694.7 and 692.2 outstanding, respectively	8.1	8.1
Additional paid-in capital	5,424.1	5,312.9
Retained earnings	21,572.3	20,703.5
Accumulated other comprehensive income (loss)	(2,414.5)	(3,021.7)
Total Danaher stockholders’ equity	24,590.0	23,002.8
Noncontrolling interests	5.2	74.0
Total stockholders’ equity	24,595.2	23,076.8
Total liabilities and stockholders’ equity	$45,646.8	$45,295.3
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three-Month Period Ended		Six-Month Period Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Sales	$4,510.1	$4,241.9	$8,715.8	$8,166.0
Cost of sales	(2,027.8)	(1,860.6)	(3,899.2)	(3,617.4)
Gross profit	2,482.3	2,381.3	4,816.6	4,548.6
Operating costs:
Selling, general and administrative expenses	(1,515.3)	(1,431.3)	(2,958.3)	(2,759.4)
Research and development expenses	(283.3)	(239.9)	(550.7)	(466.0)
Operating profit	683.7	710.1	1,307.6	1,323.2
Nonoperating income (expense):
Other income	—	—	—	223.4
Interest expense	(40.7)	(55.5)	(81.0)	(108.4)
Interest income	1.8	—	3.4	—
Earnings from continuing operations before income taxes	644.8	654.6	1,230.0	1,438.2
Income taxes	(87.5)	(236.6)	(188.9)	(434.4)
Net earnings from continuing operations	557.3	418.0	1,041.1	1,003.8
Earnings from discontinued operations, net of income taxes	—	238.7	22.3	411.3
Net earnings	$557.3	$656.7	$1,063.4	$1,415.1
Net earnings per share from continuing operations:
Basic	$0.80	$0.60	$1.50	$1.46
Diluted	$0.79	$0.60	$1.48	$1.44
Net earnings per share from discontinued operations:
Basic	$—	$0.35	$0.03	$0.60
Diluted	$—	$0.34	$0.03	$0.59
Net earnings per share:
Basic	$0.80	$0.95	$1.53	$2.05	*
Diluted	$0.79	$0.94	$1.51	$2.03
Average common stock and common equivalent shares outstanding:
Basic	695.4	690.9	694.9	689.8
Diluted	705.4	698.9	705.5	698.0
* Net earnings per share amount does not add due to rounding.
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three-Month Period Ended		Six-Month Period Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Net earnings	$557.3	$656.7	$1,063.4	$1,415.1
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	274.9	(161.9)	579.2	39.2
Pension and postretirement plan benefit adjustments	4.9	5.8	9.8	11.1
Unrealized gain (loss) on available-for-sale securities adjustments	10.9	1.4	18.2	(130.3)
Total other comprehensive income (loss), net of income taxes	290.7	(154.7)	607.2	(80.0)
Comprehensive income	$848.0	$502.0	$1,670.6	$1,335.1
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
($ and shares in millions)
(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Shares	Amount
Balance, December 31, 2016	807.7	$8.1	$5,312.9	$20,703.5	$(3,021.7)	$74.0
Net earnings for the period	—	—	—	1,063.4	—	—
Other comprehensive income (loss)	—	—	—	—	607.2	—
Dividends declared	—	—	—	(194.6)	—	—
Common stock-based award activity	2.7	—	112.3	—	—	—
Common stock issued in connection with LYONs’ conversions, including tax benefit	—	—	0.1	—	—	—
Change in noncontrolling interests	—	—	(1.2)	—	—	(68.8)
Balance, June 30, 2017	810.4	$8.1	$5,424.1	$21,572.3	$(2,414.5)	$5.2
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Six-Month Period Ended
	June 30, 2017	July 1, 2016
Cash flows from operating activities:
Net earnings	$1,063.4	$1,415.1
Less: earnings from discontinued operations, net of income taxes	22.3	411.3
Net earnings from continuing operations	1,041.1	1,003.8
Noncash items:
Depreciation	282.4	261.9
Amortization	326.4	283.4
Stock-based compensation expense	71.4	64.9
Restructuring and impairment charges	49.3	—
Pretax gain on sale of investments	—	(223.4)
Change in trade accounts receivable, net	72.1	(61.5)
Change in inventories	(45.4)	(104.9)
Change in trade accounts payable	(104.1)	(42.7)
Change in prepaid expenses and other assets	186.2	104.2
Change in accrued expenses and other liabilities	(308.7)	302.8
Total operating cash provided by continuing operations	1,570.7	1,588.5
Total operating cash provided by discontinued operations	—	466.1
Net cash provided by operating activities	1,570.7	2,054.6
Cash flows from investing activities:
Cash paid for acquisitions	(93.9)	(92.7)
Payments for additions to property, plant and equipment	(306.5)	(273.5)
Proceeds from sales of property, plant and equipment	30.0	5.2
Proceeds from sale of investments	—	264.8
All other investing activities	(2.5)	—
Total investing cash used in continuing operations	(372.9)	(96.2)
Total investing cash used in discontinued operations	—	(69.7)
Net cash used in investing activities	(372.9)	(165.9)
Cash flows from financing activities:
Proceeds from the issuance of common stock	35.8	144.8
Payment of dividends	(183.9)	(202.8)
Payment for purchase of noncontrolling interests	(64.4)	—
Net repayments of borrowings (maturities of 90 days or less)	(2,387.5)	(1,178.0)
Proceeds from borrowings (maturities longer than 90 days)	1,684.0	3,240.9
Repayments of borrowings (maturities longer than 90 days)	(562.4)	(504.1)
All other financing activities	(37.3)	(26.7)
Net cash (used in) provided by financing activities	(1,515.7)	1,474.1
Effect of exchange rate changes on cash and equivalents	80.6	(56.0)
Net change in cash and equivalents	(237.3)	3,306.8
Beginning balance of cash and equivalents	963.7	790.8
Ending balance of cash and equivalents	$726.4	$4,097.6
Supplemental disclosures:
Cash interest payments	$58.4	$102.0
Cash income tax payments	266.3	233.1
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. GENERAL
The consolidated condensed financial statements included herein have been prepared by Danaher Corporation (“Danaher” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In this quarterly report, the terms “Danaher” or the “Company” refer to Danaher Corporation, Danaher Corporation and its consolidated subsidiaries or the consolidated subsidiaries of Danaher Corporation, as the context requires. Unless otherwise indicated, all amounts in this quarterly report refer to continuing operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated condensed financial statements included herein should be read in conjunction with the financial statements as of and for the year ended December 31, 2016 and the Notes thereto included in the Company’s Current Report on Form 8-K filed on June 19, 2017 and the 2016 Annual Report on Form 10-K filed on February 22, 2017 (collectively, the “2016 Annual Report”).
In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2017 and December 31, 2016, its results of operations for the three and six-month periods ended June 30, 2017 and July 1, 2016 and its cash flows for each of the six-month periods then ended.
Accumulated Other Comprehensive Income (Loss)—The changes in accumulated other comprehensive income (loss) by component are summarized below ($ in millions). Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

	Foreign Currency Translation Adjustments	Pension & Postretirement Plan Benefit Adjustments		Unrealized Gain (Loss) on Available-For-Sale Securities Adjustments	Total
For the Three-Month Period Ended June 30, 2017:
Balance, March 31, 2017	$(2,093.9)	$(637.3)		$26.0	$(2,705.2)
Other comprehensive income (loss) before reclassifications:
Increase	274.9	—		17.4	292.3
Income tax impact	—	—		(6.5)	(6.5)
Other comprehensive income (loss) before reclassifications, net of income taxes	274.9	—		10.9	285.8
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	7.6	(a)	—	7.6
Income tax impact	—	(2.7)		—	(2.7)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	4.9		—	4.9
Net current period other comprehensive income (loss), net of income taxes	274.9	4.9		10.9	290.7
Balance, June 30, 2017	$(1,819.0)	$(632.4)		$36.9	$(2,414.5)
(a) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost. Refer to Note 7 for additional details.

	Foreign Currency Translation Adjustments	Pension & Postretirement Plan Benefit Adjustments		Unrealized Gain (Loss) on Available-For-Sale Securities Adjustments		Total
For the Three-Month Period Ended July 1, 2016:
Balance, April 1, 2016	$(1,596.3)	$(642.0)		$1.8		$(2,236.5)
Other comprehensive income (loss) before reclassifications:
(Decrease) increase	(161.9)	—		2.3		(159.6)
Income tax impact	—	—		(0.9)		(0.9)
Other comprehensive income (loss) before reclassifications, net of income taxes	(161.9)	—		1.4		(160.5)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	8.6	(a)	—		8.6
Income tax impact	—	(2.8)		—		(2.8)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	5.8		—		5.8
Net current period other comprehensive income (loss), net of income taxes	(161.9)	5.8		1.4		(154.7)
Balance, July 1, 2016	$(1,758.2)	$(636.2)		$3.2		$(2,391.2)
For the Six-Month Period Ended June 30, 2017:
Balance, December 31, 2016	$(2,398.2)	$(642.2)		$18.7		$(3,021.7)
Other comprehensive income (loss) before reclassifications:
Increase	579.2	—		29.1		608.3
Income tax impact	—	—		(10.9)		(10.9)
Other comprehensive income (loss) before reclassifications, net of income taxes	579.2	—		18.2		597.4
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	15.2	(a)	—		15.2
Income tax impact	—	(5.4)		—		(5.4)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	9.8		—		9.8
Net current period other comprehensive income (loss), net of income taxes	579.2	9.8		18.2		607.2
Balance, June 30, 2017	$(1,819.0)	$(632.4)		$36.9		$(2,414.5)
For the Six-Month Period Ended July 1, 2016:
Balance, December 31, 2015	$(1,797.4)	$(647.3)		$133.5		$(2,311.2)
Other comprehensive income (loss) before reclassifications:
Increase	39.2	—		14.9		54.1
Income tax impact	—	—		(5.6)		(5.6)
Other comprehensive income (loss) before reclassifications, net of income taxes	39.2	—		9.3		48.5
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	16.4	(a)	(223.4)	(b)	(207.0)
Income tax impact	—	(5.3)		83.8		78.5
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	11.1		(139.6)		(128.5)
Net current period other comprehensive income (loss), net of income taxes	39.2	11.1		(130.3)		(80.0)
Balance, July 1, 2016	$(1,758.2)	$(636.2)		$3.2		$(2,391.2)
(a) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost. Refer to Note 7 for additional details.
(b) Included in other income in the accompanying Consolidated Condensed Statement of Earnings. Refer to Note 10 for additional details.

New Accounting Standards—In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which provided clarity on which changes to the terms or conditions of share-based payment awards require an entity to apply the modification accounting provisions required in Topic 718. The standard is effective for all entities for annual periods beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. The Company does not expect the adoption of this ASU will have a material impact on its consolidated financial statements.
In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires employers to disaggregate the service cost component from other components of net periodic benefit costs and to disclose the amounts of net periodic benefit costs that are included in each income statement line item. The standard requires employers to report the service cost component in the same line item as other compensation costs and to report the other components of net periodic benefit costs (which include interest costs, expected return on plan assets, amortization of prior service cost or credits and actuarial gains and losses) separately and outside a subtotal of operating income. The income statement guidance requires application on a retrospective basis. The ASU is effective for public entities for annual periods beginning after December 15, 2017, including interim periods, with early adoption permitted. Management has not yet completed its assessment of the impact of the new standard on the Company’s consolidated financial statements.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718), simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification of certain items on the statement of cash flows and accounting for forfeitures. The Company has adopted this standard effective January 1, 2017. The ASU requires that the difference between the actual tax benefit realized upon exercise or vesting, as applicable, and the tax benefit recorded based on the fair value of the stock award at the time of grant (the “excess tax benefits”) be reflected as a reduction of the current period provision for income taxes with any shortfall recorded as an increase in the tax provision rather than as a component of changes to additional paid-in capital. The ASU also requires the excess tax benefit realized be reflected as operating cash flow rather than a financing cash flow. For the three and six-month periods ended June 30, 2017, the provision for income taxes from continuing operations was reduced and operating cash flow from continuing operations was increased by $7 million and $33 million, respectively, reflecting the impact of adopting this standard. Had this ASU been adopted at January 1, 2016, the provision for income taxes from continuing operations would have been reduced and operating cash flow from continuing operations would have been increased by $12 million and $26 million from the amounts reported for the three and six-month periods ended July 1, 2016, respectively. The actual benefit to be realized in future periods is inherently uncertain and will vary based on the price of the Company’s common stock as well as the timing of and relative value realized for future share-based transactions.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance. The core principle of Topic 606 is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of the standard by one year which results in the new standard being effective for the Company at the beginning of its first quarter of fiscal year 2018. In addition, during March, April, May and December 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, respectively, which clarified the guidance on certain items such as reporting revenue as a principal versus agent, identifying performance obligations, accounting for intellectual property licenses, assessing collectability, presentation of sales taxes, impairment testing for contract costs and disclosure of performance obligations. The Company plans to adopt the new standard on January 1, 2018 and expects the impact of the new standard on the amount and timing of revenue recognition to be insignificant. The new standard will require certain costs, primarily commissions on contracts greater than one year in duration, to be capitalized rather than expensed currently. The new standard will also require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows from customer contracts, including judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The Company expects to use the modified retrospective method of adoption, reflecting the cumulative effect of initially applying the new standard to revenue recognition in the first quarter of 2018.

NOTE 2. ACQUISITIONS
For a description of the Company’s acquisition activity for the year ended December 31, 2016 reference is made to the financial statements as of and for the year ended December 31, 2016 and Note 2 thereto included in the Company’s 2016 Annual Report.
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
The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. In the months after closing, as the Company obtains additional information about these assets and liabilities, including through tangible and intangible asset appraisals, and learns more about the newly acquired business, it is able to refine the estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. The Company is continuing to evaluate certain pre-acquisition contingencies associated with certain of its 2017 and 2016 acquisitions and is also in the process of obtaining valuations of certain property, plant, and equipment, acquired intangible assets and certain acquisition-related liabilities in connection with these acquisitions. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.
During the first six months of 2017, the Company acquired three businesses for total consideration of $94 million in cash, net of cash acquired. The businesses acquired complement existing units of the Life Sciences and Environmental & Applied Solutions segments. The aggregate annual sales of these three businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $65 million. The Company preliminarily recorded an aggregate of $71 million of goodwill related to these acquisitions.
The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions consummated during the six-month period ended June 30, 2017 ($ in millions):

Trade accounts receivable	$8.6
Inventories	12.4
Property, plant and equipment	0.9
Goodwill	70.9
Other intangible assets, primarily customer relationships, trade names and technology	27.8
Trade accounts payable	(4.0)
Other assets and liabilities, net	(22.2)
Assumed debt	(0.5)
Net cash consideration	$93.9

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
Pro Forma Financial Information
The unaudited pro forma information for the periods set forth below gives effect to the 2017 and 2016 acquisitions as if they had occurred as of January 1, 2016. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time ($ in millions, except per share amounts):

	Three-Month Period Ended		Six-Month Period Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Sales	$4,517.8	$4,436.5	$8,740.0	$8,555.6
Net earnings from continuing operations	557.3	383.0	1,041.4	919.3
Diluted net earnings per share from continuing operations	0.79	0.55	1.48	1.32
In the six-month period ended July 1, 2016, unaudited pro forma earnings set forth above were adjusted to include the $23 million pretax impact of nonrecurring acquisition date fair value adjustments to inventory and deferred revenue primarily related to the 2016 acquisition of Cepheid.

NOTE 3. DISCONTINUED OPERATIONS
Fortive Corporation Separation
On July 2, 2016 (the “Distribution Date”), Danaher completed the separation (the “Separation”) of Fortive Corporation (“Fortive”). For additional details on the Separation reference is made to the financial statements as of and for the year ended December 31, 2016 and Note 3 thereto included in the Company’s 2016 Annual Report. The accounting requirements for reporting the Separation of Fortive as a discontinued operation were met when the Separation was completed. Accordingly, the accompanying consolidated condensed financial statements for all periods presented reflect this business as a discontinued operation.
In connection with the Separation, Danaher and Fortive entered into various agreements to effect the Separation and provide a framework for their relationship after the Separation, including a transition services agreement, an employee matters agreement, a tax matters agreement, an intellectual property matters agreement and a Danaher Business System (“DBS”) license agreement. These agreements provide for the allocation between Danaher and Fortive of assets, employees, liabilities and obligations (including investments, property and employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after Fortive’s separation from Danaher and govern certain relationships between Danaher and Fortive after the Separation. In addition, Danaher is party to various commercial agreements with Fortive entities. The amounts billed for transition services provided under the above agreements as well as commercial sales and purchases to and from Fortive were not material to the Company’s results of operations for the three or six-month periods ended June 30, 2017.
In the six-month period ended June 30, 2017, Danaher recorded a $22 million income tax benefit related to the release of previously provided reserves associated with uncertain tax positions on certain Danaher tax returns which were jointly filed with Fortive entities. These reserves were released due to the expiration of statutes of limitations for those returns. All Fortive entity-related balances were included in the income tax benefit related to discontinued operations.

The key components of income from discontinued operations for the three-month period ended July 1, 2016 and the six-month periods ended June 30, 2017 and July 1, 2016 were as follows ($ in millions):

	Three-Month Period Ended	Six-Month Period Ended
	July 1, 2016	June 30, 2017	July 1, 2016
Sales	$1,555.1	$—	$3,029.8
Cost of sales	(787.0)	—	(1,566.4)
Selling, general and administrative expenses	(347.0)	—	(679.6)
Research and development expenses	(96.7)	—	(190.4)
Interest expense	(10.9)	—	(19.7)
Earnings from discontinued operations before income taxes	313.5	—	573.7
Income taxes	(74.8)	22.3	(162.4)
Earnings from discontinued operations, net of income taxes	$238.7	$22.3	$411.3

NOTE 4. GOODWILL
The following is a rollforward of the Company’s goodwill ($ in millions):

Balance, December 31, 2016	$23,826.9
Attributable to 2017 acquisitions	70.9
Adjustments due to finalization of purchase price allocations	(54.1)
Foreign currency translation and other	679.9
Balance, June 30, 2017	$24,523.6
The carrying value of goodwill by segment is summarized as follows ($ in millions):

	June 30, 2017	December 31, 2016
Life Sciences	$11,991.1	$11,610.3
Diagnostics	7,006.8	6,903.0
Dental	3,304.9	3,215.6
Environmental & Applied Solutions	2,220.8	2,098.0
Total	$24,523.6	$23,826.9
The Company has not identified any “triggering” events which indicate a potential impairment of goodwill in the six-month period ended June 30, 2017.

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

A summary of financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2017:
Assets:
Available-for-sale securities	$146.2	$49.2	$—	$195.4
Liabilities:
Deferred compensation plans	—	55.6	—	55.6

December 31, 2016:
Assets:
Available-for-sale securities	$117.8	$52.3	$—	$170.1
Liabilities:
Deferred compensation plans	—	52.2	—	52.2
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
Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments were as follows ($ in millions):

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Available-for-sale securities	$195.4	$195.4	$170.1	$170.1
Liabilities:
Notes payable and current portion of long-term debt	169.5	169.5	2,594.8	2,594.8
Long-term debt	11,422.5	11,860.8	9,674.2	10,095.1
As of June 30, 2017 and December 31, 2016, available-for-sale securities were categorized as Level 1 and Level 2, as indicated above, and short and long-term borrowings were categorized as Level 1.
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

NOTE 6. FINANCING
As of June 30, 2017, the Company was in compliance with all of its debt covenants. The components of the Company’s debt were as follows ($ in millions):

	June 30, 2017	December 31, 2016
U.S. dollar-denominated commercial paper	$332.2	$2,733.5
Euro-denominated commercial paper (€3.0 billion and €3.0 billion, respectively)	3,361.8	3,127.6
Floating rate senior unsecured notes due 2017 (€500.0 million aggregate principal amount) (the “2017 Euronotes”)	—	526.0
0.0% senior unsecured bonds due 2017 (CHF 100.0 million aggregate principal amount) (the “2017 CHF Bonds”)	104.1	98.0
1.65% senior unsecured notes due 2018	498.7	498.1
1.0% senior unsecured notes due 2019 (€600.0 million aggregate principal amount) (the “2019 Euronotes”)	682.6	628.6
2.4% senior unsecured notes due 2020	497.3	496.8
5.0% senior unsecured notes due 2020	398.6	402.6
Zero-coupon Liquid Yield Option Notes (LYONs) due 2021	68.9	68.1
0.352% senior unsecured notes due 2021 (¥30.0 billion aggregate principal amount) (the “2021 Yen Notes”)	265.7	255.6
1.7% senior unsecured notes due 2022 (€800.0 million aggregate principal amount) (the “2022 Euronotes”)	908.1	836.5
Floating rate senior unsecured notes due 2022 (€250.0 million aggregate principal amount) (the “Floating Rate 2022 Euronotes”)	284.3	—
0.5% senior unsecured bonds due 2023 (CHF 540.0 million aggregate principal amount) (the “2023 CHF Bonds”)	564.8	532.3
2.5% senior unsecured notes due 2025 (€800.0 million aggregate principal amount) (the “2025 Euronotes”)	908.3	836.8
3.35% senior unsecured notes due 2025	496.1	495.8
0.3% senior unsecured notes due 2027 (¥30.8 billion aggregate principal amount) (the “2027 Yen Notes”)	272.5	—
1.2% senior unsecured notes due 2027 (€600.0 million aggregate principal amount) (the “2027 Euronotes”)	678.6	—
1.125% senior unsecured bonds due 2028 (CHF 110.0 million aggregate principal amount) (the “2028 CHF Bonds”)	115.4	108.8
0.65% senior unsecured notes due 2032 (¥53.2 billion aggregate principal amount) (the “2032 Yen Notes”)	470.6	—
4.375% senior unsecured notes due 2045	499.3	499.3
Other	184.1	124.6
Total debt	11,592.0	12,269.0
Less: currently payable	169.5	2,594.8
Long-term debt	$11,422.5	$9,674.2
For additional details regarding the Company’s debt financing, reference is made to Note 9 of the Company’s financial statements as of and for the year ended December 31, 2016 included in the Company’s 2016 Annual Report.
The Company satisfies any short-term liquidity needs that are not met through operating cash flow and available cash primarily through issuances of commercial paper under its U.S. dollar and euro-denominated commercial paper programs. Credit support for the commercial paper programs is generally provided by the Company’s $4.0 billion unsecured, multi-year revolving credit facility with a syndicate of banks that expires on July 10, 2020 (the “Credit Facility”), which can also be used for working capital and other general corporate purposes. In October 2016, the Company expanded its borrowing capacity by entering into a $3.0 billion 364-day unsecured revolving credit facility with a syndicate of banks that expires on October 23, 2017 (the “364-

Day Facility” and together with the Credit Facility, the “Credit Facilities”), to provide additional liquidity support for issuances under the Company’s U.S. dollar and euro-denominated commercial paper programs.
Effective April 21, 2017, the Company reduced the commitment amount under the 364-Day Facility from $3.0 billion to $2.3 billion, and effective June 23, 2017, the Company further reduced the commitment amount under the facility to $1.0 billion, as permitted by the facility. As of June 30, 2017, no borrowings were outstanding under the Credit Facilities, and the Company was in compliance with all covenants under the facility. In addition to the Credit Facilities, the Company has also entered into reimbursement agreements with various commercial banks to support the issuance of letters of credit.
As of June 30, 2017, borrowings outstanding under the Company’s U.S. dollar and euro-denominated commercial paper programs had a weighted average annual interest rate of negative 0.2% and a weighted average remaining maturity of approximately 55 days.
The Company has classified approximately $3.7 billion of its borrowings outstanding under the commercial paper programs as of June 30, 2017 as long-term debt in the accompanying Consolidated Condensed Balance Sheet as the Company had the intent and ability, as supported by availability under the Credit Facility, to refinance these borrowings for at least one year from the balance sheet date.
Debt discounts, premiums and debt issuance costs totaled $29 million and $25 million as of June 30, 2017 and December 31, 2016, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of debt table above.
2017 Long-Term Debt Issuances
On May 11, 2017, DH Japan Finance S.A. (“Danaher Japan”), a wholly-owned finance subsidiary of the Company, completed the private placement of ¥30.8 billion aggregate principal amount of 0.3% senior unsecured notes due May 11, 2027 (the “2027 Yen Notes”) and ¥53.2 billion aggregate principal amount of 0.65% senior unsecured notes due May 11, 2032 (the “2032 Yen Notes” and together with the 2027 Yen Notes, the “Yen Notes”). The 2027 and 2032 Yen Notes were issued at 100% of their principal amount.
The 2027 and 2032 Yen Notes are fully and unconditionally guaranteed by the Company. The Company received net proceeds, after offering expenses, of approximately ¥83.6 billion (approximately $744 million based on currency exchange rates as of the date of the pricing of the notes) and used the net proceeds from the offering to partially repay commercial paper borrowings. Interest on the 2027 and 2032 Yen Notes is payable semiannually in arrears on May 11 and November 11 of each year, commencing on November 11, 2017.
On June 30, 2017, DH Europe Finance S.A. (“Danaher International”), a wholly-owned finance subsidiary of the Company, completed the underwritten public offering of €250 million aggregate principal amount of floating rate, senior unsecured notes due 2022 (the “2022 Floating Rate Euronotes”) and €600 million aggregate principal amount of 1.2% senior unsecured notes due 2027 (the “2027 Euronotes” and together with the 2022 Floating Rate Euronotes, the “Euronotes”). The 2022 Floating Rate Euronotes were issued at 100.147% of their principal amount, will mature on June 30, 2022 and bear interest at a floating rate equal to three-month EURIBOR plus 0.3% per year (provided that the minimum interest rate is zero). The 2027 Euronotes were issued at 99.682% of their principal amount, will mature on June 30, 2027 and bear interest at the rate of 1.2% per year.
The Euronotes are fully and unconditionally guaranteed by the Company. The Company received net proceeds, after underwriting discounts and commissions and offering expenses, of €843 million (approximately $940 million based on currency exchange rates as of the date of the pricing of the notes) and used the net proceeds from the offering to repay the €500 million aggregate principal amount of floating rate senior unsecured notes which matured on June 30, 2017 as well as to repay commercial paper borrowings. Interest on the 2022 Floating Rate Euronotes is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, commencing on September 30, 2017. Interest on the 2027 Euronotes is payable annually in arrears on June 30 of each year, commencing on June 30, 2018.
The indenture under which the Euronotes were issued contains customary covenants, all of which the Company was in compliance with as of June 30, 2017.
If a change of control triggering event occurs with respect to the Euronotes or the Yen Notes, each holder of such notes may require the Company to repurchase some or all of its notes at a purchase price equal to 101% (in the case of the Euronotes) or 100% (in the case of the Yen Notes) of the principal amount of the Euronotes, plus accrued and unpaid interest (and in the case of the Yen Notes, certain swap-related losses as applicable). A change of control triggering event means the occurrence of both a change of control and a rating event, each as defined in the applicable indenture or note purchase agreement. Each holder of the Yen Notes may also require the Company to repurchase some or all of its notes at a purchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest and certain swap-related losses as applicable, in certain circumstances whereby such holder comes into violation of economic sanctions laws as a result of holding such notes.
At any time and from time to time prior to March 30, 2027 (three months prior to the maturity date of the 2027 Notes), the Company may redeem the 2027 Notes, in whole or in part, by paying the principal amount and a “make-whole” premium, plus accrued and unpaid interest. In addition, on or after March 30, 2027, the Company will have the right, at its option, to redeem the 2027 Notes, in whole or in part, at any time and from time to time, by paying the principal amount plus accrued and unpaid interest. At any time and from time to time, the Company may redeem the Yen Notes, in whole or in part, by paying the principal amount and a “make-whole” premium, plus accrued and unpaid interest and net of certain swap-related gains or losses as applicable. The Company may also redeem the Euronotes and the Yen Notes upon the occurrence of specified, adverse changes in tax laws, or interpretations under such laws, at a redemption price equal to the principal amount of the notes to be redeemed.
2017 Long-Term Debt Repayments
The €500 million of floating rate senior unsecured notes due in 2017 were repaid upon their maturity in June 2017.
Guarantors of Debt
Danaher has guaranteed long-term debt and commercial paper issued by certain of its wholly-owned subsidiaries. The 2017 Euronotes, 2019 Euronotes, 2022 Euronotes, 2022 Floating Rate Euronotes, 2025 Euronotes and 2027 Euronotes were issued by Danaher International. The 2017 CHF Bonds, 2023 CHF Bonds and 2028 CHF Bonds were issued by DH Switzerland Finance S.A. (“Danaher Switzerland”), a wholly-owned finance subsidiary of the Company. The 2021 Yen Notes, 2027 Yen Notes and 2032 Yen Notes were issued by Danaher Japan. All securities issued by each of Danaher International, Danaher Switzerland and Danaher Japan are fully and unconditionally guaranteed by the Company and these guarantees rank on parity with the Company’s unsecured and unsubordinated indebtedness.
LYONs Redemption
During the six-month period ended June 30, 2017, holders of certain of the Company’s LYONs converted such LYONs into an aggregate of approximately two thousand shares of the Company’s common stock, par value $0.01 per share. The Company’s deferred tax liability associated with the book and tax basis difference in the converted LYONs was transferred to additional paid-in capital as a result of the conversions.

NOTE 7. DEFINED BENEFIT PLANS
The following sets forth the components of the Company’s net periodic benefit cost of the noncontributory defined benefit pension plans ($ in millions):

	Three-Month Period Ended		Six-Month Period Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
U.S. Pension Benefits:
Service cost	$1.9	$2.3	$3.8	$4.6
Interest cost	21.0	22.7	42.0	45.4
Expected return on plan assets	(32.9)	(33.3)	(65.8)	(66.6)
Amortization of actuarial loss	6.6	6.0	13.2	12.0
Curtailment gain recognized	—	—	—	(0.7)
Net periodic pension cost	$(3.4)	$(2.3)	$(6.8)	$(5.3)

Non-U.S. Pension Benefits:
Service cost	$7.9	$9.1	$15.6	$17.9
Interest cost	6.5	8.8	12.8	17.4
Expected return on plan assets	(10.5)	(10.5)	(20.7)	(20.9)
Amortization of actuarial loss	1.9	1.9	3.8	3.9
Amortization of prior service credit	(0.1)	(0.1)	(0.2)	(0.2)
Net periodic pension cost	$5.7	$9.2	$11.3	$18.1
The following sets forth the components of the Company’s net periodic benefit cost of the other postretirement employee benefit plans ($ in millions):

	Three-Month Period Ended		Six-Month Period Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Service cost	$0.2	$0.2	$0.4	$0.4
Interest cost	1.3	1.4	2.6	2.8
Amortization of actuarial loss	—	0.1	—	0.2
Amortization of prior service credit	(0.8)	(0.8)	(1.6)	(1.6)
Net periodic benefit cost	$0.7	$0.9	$1.4	$1.8
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

NOTE 8. INCOME TAXES
The Company’s effective tax rate from continuing operations for the three and six-month periods ended June 30, 2017 was 13.6% and 15.4%, respectively, as compared to 36.1% and 30.2% for the three and six-month periods ended July 1, 2016, respectively.
The Company’s effective tax rate for 2017 and 2016 differs from the U.S. federal statutory rate of 35.0% due principally to the Company’s earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate. The effective tax rate for the three-month period ended June 30, 2017 included a benefit from the release of reserves upon the expiration of statutes of limitations and audit settlements, as well as higher tax benefits from restructuring charges that are predominantly in the United States, which in aggregate decreased the reported tax rate by 6.9%. The effective tax rate for the six-month period ended June 30, 2017 reflects the aforementioned benefits recorded in the second quarter of 2017 and higher than expected benefits recorded in the first quarter of 2017 related to excess tax benefits from stock-based compensation, which in aggregate reduced the reported tax rate by 5.1%. The effective tax rate for the three-month period ended July 1, 2016 included charges related to repatriation of earnings and legal entity realignments associated with the Separation and other discrete items, which in aggregate increased the effective tax rate by 15.1%. The effective tax rate for the six-month period ended July 1, 2016 included these Separation charges in addition to the impact of a higher tax rate on the gain from the sale of marketable equity securities which in aggregate increased the effective tax rate by 9.6%.
Tax authorities in Denmark have raised significant issues related to interest accrued by certain of the Company’s subsidiaries. On December 10, 2013, the Company received assessments from the Danish tax authority (“SKAT”) totaling approximately DKK 1.4 billion including interest through June 30, 2017 (approximately $222 million based on the exchange rate as of June 30, 2017), imposing withholding tax relating to interest accrued in Denmark on borrowings from certain of the Company’s subsidiaries for the years 2004-2009. The Company is currently in discussions with SKAT and anticipates receiving an assessment for years 2010-2012 totaling approximately DKK 853 million including interest through June 30, 2017 (approximately $131 million based on the exchange rate as of June 30, 2017). Management believes the positions the Company has taken in Denmark are in accordance with the relevant tax laws and is vigorously defending its positions. The Company appealed these assessments with the National Tax Tribunal in 2014 and intends on pursuing this matter through the European Court of Justice should this appeal be unsuccessful. The ultimate resolution of this matter is uncertain, could take many years, and could result in a material adverse impact to the Company’s financial statements, including its effective tax rate.

NOTE 9. STOCK TRANSACTIONS AND STOCK-BASED COMPENSATION
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the six-month period ended June 30, 2017. On July 16, 2013, the Company’s Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. As of June 30, 2017, 20 million shares remained available for repurchase pursuant to the Repurchase Program.
For a full description of the Company’s stock-based compensation programs, reference is made to Note 17 of the Company’s financial statements as of and for the year ended December 31, 2016 included in the Company’s 2016 Annual Report. As of June 30, 2017, approximately 73 million shares of the Company’s common stock were reserved for issuance under the 2007 Omnibus Incentive Plan.
The following summarizes the components of the Company’s stock-based compensation expense ($ in millions):

	Three-Month Period Ended		Six-Month Period Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Restricted stock units (“RSUs”)/performance stock units (“PSUs”):
Pretax compensation expense	$24.1	$24.0	$45.7	$43.9
Income tax benefit	(7.4)	(7.2)	(14.1)	(12.9)
RSU/PSU expense, net of income taxes	16.7	16.8	31.6	31.0
Stock options:
Pretax compensation expense	13.7	11.3	25.7	21.0
Income tax benefit	(4.4)	(3.5)	(8.2)	(6.5)
Stock option expense, net of income taxes	9.3	7.8	17.5	14.5
Total stock-based compensation:
Pretax compensation expense	37.8	35.3	71.4	64.9
Income tax benefit	(11.8)	(10.7)	(22.3)	(19.4)
Total stock-based compensation expense, net of income taxes	$26.0	$24.6	$49.1	$45.5
Stock-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings. As of June 30, 2017, $179 million of total unrecognized compensation cost related to RSUs/PSUs is expected to be recognized over a weighted average period of approximately two years. As of June 30, 2017, $145 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately three years. Future compensation amounts will be adjusted for any changes in estimated forfeitures.
The Company realized a tax benefit of $11 million and $49 million in the three and six-month periods ended June 30, 2017, respectively, related to the exercise of employee stock options and vesting of RSUs. As a result of the adoption of ASU 2016-09, Compensation—Stock Compensation, the excess tax benefit of $7 million and $33 million for the three and six-month periods ended June 30, 2017, has been recorded as a reduction to the current income tax provision and is reflected as an operating cash inflow in the accompanying Consolidated Condensed Statement of Cash Flows. Prior to the adoption of ASU 2016-09, the excess tax benefit was recorded as an increase to additional paid-in capital and was reflected as a financing cash flow.

NOTE 10. NONOPERATING INCOME (EXPENSE)
The Company received $265 million of cash proceeds from the sale of marketable equity securities during the first quarter of 2016. The Company recorded a pretax gain related to this sale of $223 million ($140 million after-tax or $0.20 per diluted share) during the six-month period ended July 1, 2016.

NOTE 11. RESTRUCTURING
For additional details regarding the Company’s restructuring activities, reference is made to Note 14 of the Company’s financial statements as of and for the year ended December 31, 2016 included in the Company’s 2016 Annual Report.
During the three-month period ended June 30, 2017, the Company made the strategic decision to discontinue a molecular diagnostic product line in its Diagnostics segment. As a result, the Company recorded $76 million of pretax restructuring, impairment and other related charges ($51 million after-tax or $0.07 per diluted share). These charges included $49 million of noncash charges for the impairment of certain technology-related intangible assets as well as related inventory and property, plant, and equipment with no further use. In addition, the Company incurred $27 million of cash restructuring costs primarily related to employee severance and related charges. Substantially all restructuring activities related to this discontinued product line were completed in the three-month period ended June 30, 2017.
The restructuring, impairment and other related charges incurred during the three-month period ended June 30, 2017 related to these discontinued product line in the Diagnostics segment are reflected in the following captions in the accompanying Consolidated Condensed Statement of Earnings ($ in millions):

Cost of sales	$20.7
Selling, general and administrative expenses	55.2
Total	$75.9

NOTE 12. COMMITMENTS AND CONTINGENCIES
For a description of the Company’s litigation and contingencies, reference is made to Note 16 of the Company’s financial statements as of and for the year ended December 31, 2016 included in the Company’s 2016 Annual Report.
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

The following is a rollforward of the Company’s accrued warranty liability ($ in millions):

Balance, December 31, 2016	$75.8
Accruals for warranties issued during the period	24.4
Settlements made	(26.8)
Additions due to acquisitions	1.2
Effect of foreign currency translation	2.3
Balance, June 30, 2017	$76.9

NOTE 13. NET EARNINGS PER SHARE FROM CONTINUING OPERATIONS
Basic net earnings per share (“EPS”) from continuing operations is calculated by dividing net earnings from continuing operations by the weighted average number of common shares outstanding for the applicable period. Diluted net EPS from continuing operations is computed based on the weighted average number of common shares outstanding increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased with the proceeds from the issuance of the potentially dilutive shares. For the three and six-month periods ended June 30, 2017, approximately four million options to purchase shares were not included in the diluted EPS from continuing operations calculation as the impact of their inclusion would have been anti-dilutive. For both the three and six-month periods ended July 1, 2016 there were no anti-dilutive options to purchase shares excluded from the diluted EPS from continuing operations calculation.

Information related to the calculation of net earnings per share from continuing operations is summarized as follows ($ and shares in millions, except per share amounts):

	Net Earnings from Continuing Operations (Numerator)	Shares (Denominator)	Per Share Amount
For the Three-Month Period Ended June 30, 2017:
Basic EPS	$557.3	695.4	$0.80
Adjustment for interest on convertible debentures	0.5	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	—	7.1
Incremental shares from assumed conversion of the convertible debentures	—	2.9
Diluted EPS	$557.8	705.4	$0.79

For the Three-Month Period Ended July 1, 2016:
Basic EPS	$418.0	690.9	$0.60
Adjustment for interest on convertible debentures	0.5	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	—	5.7
Incremental shares from assumed conversion of the convertible debentures	—	2.3
Diluted EPS	$418.5	698.9	$0.60

For the Six-Month Period Ended June 30, 2017:
Basic EPS	$1,041.1	694.9	$1.50
Adjustment for interest on convertible debentures	1.0	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	—	7.7
Incremental shares from assumed conversion of the convertible debentures	—	2.9
Diluted EPS	$1,042.1	705.5	$1.48

For the Six-Month Period Ended July 1, 2016:
Basic EPS	$1,003.8	689.8	$1.46
Adjustment for interest on convertible debentures	0.9	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	—	5.9
Incremental shares from assumed conversion of the convertible debentures	—	2.3
Diluted EPS	$1,004.7	698.0	$1.44

NOTE 14. SEGMENT INFORMATION
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
Segment results are shown below ($ in millions):

	Three-Month Period Ended		Six-Month Period Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Sales:
Life Sciences	$1,384.3	$1,328.3	$2,692.4	$2,586.4
Diagnostics	1,440.0	1,257.6	2,767.3	2,393.8
Dental	702.6	714.6	1,358.1	1,370.5
Environmental & Applied Solutions	983.2	941.4	1,898.0	1,815.3
Total	$4,510.1	$4,241.9	$8,715.8	$8,166.0

Operating profit:
Life Sciences	$221.6	$192.2	$433.2	$369.4
Diagnostics	157.6	232.2	312.2	412.4
Dental	109.8	109.2	199.2	204.3
Environmental & Applied Solutions	235.2	218.3	443.2	416.7
Other	(40.5)	(41.8)	(80.2)	(79.6)
Total	$683.7	$710.1	$1,307.6	$1,323.2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of Danaher Corporation’s (“Danaher,” the “Company,” “we,” “us” or “our”) financial statements with a narrative from the perspective of Company management. The Company’s MD&A is divided into four sections:

•	Information Relating to Forward-Looking Statements

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources
You should read this discussion along with the Company’s MD&A and audited financial statements as of and for the year ended December 31, 2016 and Notes thereto, included in the Company’s Current Report on Form 8-K filed on June 19, 2017 and the 2016 Annual Report on Form 10-K filed on February 22, 2017 (collectively, the “2016 Annual Report”) and the Company’s Consolidated Condensed Financial Statements and related Notes as of and for the three and six-month periods ended June 30, 2017 included in this Report.
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
See Part I—Item 1A of the Company’s 2016 Annual Report for a further discussion regarding reasons that actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call, materials or other communication in which they are made. Except to the extent required by applicable law, we do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.

OVERVIEW
General
As a result of the Company’s geographic and industry diversity, the Company faces a variety of opportunities and challenges, including rapid innovation and technological development (particularly with respect to computing, mobile connectivity, artificial intelligence, communications and digitization) in most of the Company’s served markets, the expansion and evolution of opportunities in high-growth markets, trends and costs associated with a global labor force, consolidation of the Company’s competitors and increasing regulation.  The Company defines high-growth markets as developing markets of the world experiencing extended periods of accelerated growth in gross domestic product and infrastructure which includes Eastern Europe, the Middle East, Africa, Latin America and Asia (with the exception of Japan and Australia). The Company operates in a highly competitive business environment in most markets, and the Company’s long-term growth and profitability will depend in particular on its ability to expand its business in high-growth geographies and high-growth market segments, identify, consummate and integrate appropriate acquisitions, develop innovative and differentiated new products and services with higher gross profit margins, expand and improve the effectiveness of the Company’s sales force, continue to reduce costs and improve operating efficiency and quality, and effectively address the demands of an increasingly regulated environment.  The Company is making significant investments, organically and through acquisitions, to address the rapid pace of technological change in its served markets and to globalize its manufacturing, research and development and customer-facing resources (particularly in high-growth markets) in order to be responsive to the Company’s customers throughout the world and improve the efficiency of the Company’s operations.
Business Performance and Outlook
While differences exist among the Company’s businesses, on an overall basis, sales from existing businesses increased 2.0% during the second quarter of 2017 as compared to the comparable period of 2016. Increased demand for the Company’s products and services on an overall basis, together with the Company’s continued investments in sales growth initiatives and the other business-specific factors discussed below contributed to year-over-year sales growth. Geographically, year-over-year sales growth rates from existing businesses during the second quarter of 2017 were led by the high-growth markets. Sales from existing businesses in high-growth markets grew at a mid-single digit rate during the second quarter of 2017 as compared to the comparable period of 2016 led primarily by continued strength in China and India, partially offset by weakness in the Middle East. High-growth markets represented approximately 31% of the Company’s total sales in the second quarter of 2017. Sales from existing businesses in developed markets grew at a low-single digit rate during the second quarter of 2017 led primarily by growth in North America. The Company expects overall sales growth to continue for the remainder of 2017 and core growth rates to improve in the remainder of 2017 but remains cautious about challenges due to macro-economic and geopolitical uncertainties, including global uncertainties related to monetary, fiscal and trade policies.
The Company regularly evaluates market needs and conditions with the objective of positioning itself to provide superior products and services to its customers in a cost-efficient manner. Consistent with this approach, during the three-month period ended June 30, 2017, the Company made the strategic decision to discontinue a molecular diagnostic product line in its Diagnostics segment. As a result, the Company recorded $76 million of pretax restructuring, impairment and other related charges ($51 million after-tax or $0.07 per diluted share). These charges included $49 million of noncash charges for the impairment of certain technology-related intangible assets as well as related inventory and property, plant, and equipment with no further use. In addition, the Company incurred $27 million of cash restructuring costs primarily related to employee severance and related charges. These restructuring charges are expected to result in annual savings in 2018 of approximately $40 million.
Acquisitions
During the first six months of 2017, the Company acquired three businesses for total consideration of $94 million in cash, net of cash acquired. The businesses acquired complement existing units of the Life Sciences and Environmental & Applied Solutions segments. The aggregate annual sales of these three businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $65 million. The Company preliminarily recorded an aggregate of $71 million of goodwill related to these acquisitions.
Currency Exchange Rates
On a year-over-year basis, currency exchange rates adversely impacted reported sales by approximately 1.5% for both the three and six-month periods ended June 30, 2017 primarily due to the strength of the U.S. dollar against several major currencies in the first six months of 2017 compared to 2016. If the currency exchange rates in effect as of June 30, 2017 were to prevail throughout the remainder of 2017, currency exchange rates would have a negligible impact on the Company’s estimated full year 2017 sales as the U.S. dollar is currently weaker in comparison with rates experienced in the second half of 2016 which would offset the negative sales impact reported in the first half of 2017. Any future strengthening of the U.S. dollar against major currencies would adversely impact the Company’s sales and results of operations, and any weakening of the U.S. dollar against major currencies would positively impact the Company’s sales and results of operations for the remainder of the year.

RESULTS OF OPERATIONS
Non-GAAP Measures
In this report, references to the non-GAAP measure of sales from existing businesses (also referred to as “core sales” or “core revenues”) refer to sales from continuing operations calculated according to generally accepted accounting principles in the United States (“GAAP”) but excluding:

•	sales from acquired businesses and

•	the impact of currency translation.
References to sales or operating profit attributable to acquisitions or acquired businesses refer to GAAP sales or operating profit, as applicable, from acquired businesses recorded prior to the first anniversary of the acquisition less the amount of sales and operating profit, as applicable, attributable to divested product lines not considered discontinued operations. The portion of revenue attributable to currency translation is calculated as the difference between:

•	the period-to-period change in revenue (excluding sales from acquired businesses) and

•	the period-to-period change in revenue (excluding sales from acquired businesses) after applying current period foreign exchange rates to the prior year period.
Sales from existing businesses should be considered in addition to, and not as a replacement for or superior to, sales, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting the non-GAAP financial measure of sales from existing businesses provides useful information to investors by helping identify underlying growth trends in Danaher’s business and facilitating comparisons of Danaher’s revenue performance with its performance in prior and future periods and to Danaher’s peers. Management also uses sales from existing businesses to measure the Company’s operating and financial performance. The Company excludes the effect of currency translation from sales from existing businesses because currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends, and excludes the effect of acquisitions and divestiture-related items because the nature, size, timing and number of acquisitions and divestitures can vary dramatically from period-to-period and between the Company and its peers and can also obscure underlying business trends and make comparisons of long-term performance difficult. Throughout this discussion, references to sales volume refer to the impact of both price and unit sales and references to productivity improvements generally refer to improved cost-efficiencies resulting from the ongoing application of the Danaher Business System.
Sales Growth (GAAP)

	% Change Three-Month Period Ended June 30, 2017 vs. Comparable 2016 Period	% Change Six- Month Period Ended June 30, 2017 vs. Comparable 2016 Period
Total sales growth	6.5%	6.5%
Components of Sales Growth (non-GAAP)

	% Change Three-Month Period Ended June 30, 2017 vs. Comparable 2016 Period	% Change Six- Month Period Ended June 30, 2017 vs. Comparable 2016 Period
Existing businesses (core sales)	2.0%	2.5%
Acquisitions and other	6.0%	5.5%
Currency exchange rates	(1.5)%	(1.5)%
Total	6.5%	6.5%

Operating profit margins were 15.2% for the three-month period ended June 30, 2017 as compared to 16.7% in the comparable period of 2016.
Second quarter 2017 vs. second quarter 2016 operating profit margin comparisons were favorably impacted by:

•
Higher 2017 sales volumes from existing businesses and incremental year-over-year cost savings associated with the ongoing restructuring actions and continuing productivity improvement initiatives taken in 2016, net of incremental year-over-year costs associated with various new product development, sales, service and marketing growth investments, and the impact of the stronger U.S. dollar in 2017 - 70 basis points

Second quarter 2017 vs. second quarter 2016 operating profit margin comparisons were unfavorably impacted by:

•	Restructuring, impairment and other related charges related to discontinuing a product line in the second quarter of 2017 related to the Diagnostic segment - 170 basis points

•	The incremental net dilutive effect in 2017 of acquired businesses - 50 basis points
Operating profit margins were 15.0% for the six-month period ended June 30, 2017 as compared to 16.2% in the comparable period of 2016.
Year-to-date 2017 vs. year-to-date 2016 operating profit margin comparisons were favorably impacted by:

•
Higher 2017 sales volumes from existing businesses and incremental year-over-year cost savings associated with the ongoing restructuring actions and continuing productivity improvement initiatives taken in 2016, net of incremental year-over-year costs associated with various new product development, sales, service and marketing growth investments, and the impact of the stronger U.S. dollar in 2017 - 30 basis points

Year-to-date 2017 vs. year-to-date 2016 operating profit margin comparisons were unfavorably impacted by:

•	Restructuring, impairment and other related charges related to discontinuing a product line in the second quarter of 2017 related to the Diagnostic segment - 85 basis points

•	The incremental net dilutive effect in 2017 of acquired businesses - 65 basis points
Business Segments
Sales by business segment for each of the periods indicated were as follows ($ in millions):

	Three-Month Period Ended		Six-Month Period Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Life Sciences	$1,384.3	$1,328.3	$2,692.4	$2,586.4
Diagnostics	1,440.0	1,257.6	2,767.3	2,393.8
Dental	702.6	714.6	1,358.1	1,370.5
Environmental & Applied Solutions	983.2	941.4	1,898.0	1,815.3
Total	$4,510.1	$4,241.9	$8,715.8	$8,166.0

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

Life Sciences Selected Financial Data

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Sales	$1,384.3	$1,328.3	$2,692.4	$2,586.4
Operating profit	221.6	192.2	433.2	369.4
Depreciation	29.0	30.1	59.1	62.2
Amortization	76.4	75.3	153.0	147.2
Operating profit as a % of sales	16.0%	14.5%	16.1%	14.3%
Depreciation as a % of sales	2.1%	2.3%	2.2%	2.4%
Amortization as a % of sales	5.5%	5.7%	5.7%	5.7%
Sales Growth (GAAP)

	% Change Three-Month Period Ended June 30, 2017 vs. Comparable 2016 Period	% Change Six- Month Period Ended June 30, 2017 vs. Comparable 2016 Period
Total sales growth	4.0%	4.0%
Components of Sales Growth (non-GAAP)

	% Change Three-Month Period Ended June 30, 2017 vs. Comparable 2016 Period	% Change Six- Month Period Ended June 30, 2017 vs. Comparable 2016 Period
Existing businesses (core sales)	3.5%	3.5%
Acquisitions and other	2.5%	2.0%
Currency exchange rates	(2.0)%	(1.5)%
Total	4.0%	4.0%
During the first quarter of 2017, a product line was transferred from the Life Sciences segment to the Environmental & Applied Solutions segment. While this change is not material to segment results in total, the resulting change in sales growth has been included in the “Acquisitions and other” line in the table above.
Price increases in the segment contributed 0.5% to sales growth on a year-over-year basis during both the three and six-month periods ended June 30, 2017, and are reflected as a component of the change in sales from existing businesses.
Sales of the business’ broad range of mass spectrometers grew on a year-over-year basis during both the three and six-month periods ended June 30, 2017, led by strong sales growth in China and Western Europe, across the food, pharmaceutical and academic end-markets, partially offset by declines in demand in the clinical end-market in the United States. Sales of microscopy products grew on a year-over-year basis during the six-month period ended June 30, 2017, due primarily to increased demand in the high-growth markets. For the three-month period ended June 30, 2017, increased microscopy demand in the high-growth markets was partially offset by lower demand in North America, primarily in the medical and life science research end-markets. Demand for the business’ flow cytometry and genomics products was strong across all major product lines in both the three and six-month periods ended June 30, 2017 as compared to the comparable periods in 2016, due to strong demand in North America and China, partially offset by declines in demand in Japan. Demand for filtration, separation and purification technologies increased in both the three and six-month periods ended June 30, 2017 as compared to the comparable periods in 2016, primarily in the biopharmaceutical, medical and microelectronics end-markets. For these businesses, increased demand in the developed markets, particularly North America and Asia, was partially offset by declines in the Middle East, largely due to a major project in 2016 which did not repeat in 2017.

Operating profit margins increased 150 basis points during the three-month period ended June 30, 2017 as compared to the comparable period of 2016. The following factors favorably impacted year-over-year operating profit margin comparisons:

•
Higher 2017 sales volumes from existing businesses and incremental year-over-year cost savings associated with the ongoing restructuring actions and continuing productivity improvement initiatives taken in 2016, net of incremental year-over-year costs associated with various new product development, sales and marketing growth investments in 2017 and the impact of the stronger U.S. dollar in 2017 - 120 basis points

•	The incremental net accretive effect in 2017 of acquired businesses and intersegment product line transfers - 30 basis points
Operating profit margins increased 180 basis points during the six-month period ended June 30, 2017 as compared to the comparable period of 2016. The following factors favorably impacted year-over-year operating profit margin comparisons:

•
Higher 2017 sales volumes from existing businesses and incremental year-over-year cost savings associated with the ongoing restructuring actions and continuing productivity improvement initiatives taken in 2016, net of incremental year-over-year costs associated with various new product development, sales and marketing growth investments in 2017 and the impact of the stronger U.S. dollar in 2017 - 145 basis points

•	The incremental net accretive effect in 2017 of acquired businesses and intersegment product line transfers - 35 basis points

DIAGNOSTICS
The Company’s Diagnostics segment offers analytical instruments, reagents, consumables, software and services that hospitals, physicians’ offices, reference laboratories and other critical care settings use to diagnose disease and make treatment decisions.
Diagnostics Selected Financial Data

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Sales	$1,440.0	$1,257.6	$2,767.3	$2,393.8
Operating profit	157.6	232.2	312.2	412.4
Depreciation	91.6	81.9	179.2	157.1
Amortization	49.9	34.3	106.0	67.9
Operating profit as a % of sales	10.9%	18.5%	11.3%	17.2%
Depreciation as a % of sales	6.4%	6.5%	6.5%	6.6%
Amortization as a % of sales	3.5%	2.7%	3.8%	2.8%

Sales Growth (GAAP)

	% Change Three-Month Period Ended June 30, 2017 vs. Comparable 2016 Period	% Change Six- Month Period Ended June 30, 2017 vs. Comparable 2016 Period
Total sales growth	14.5%	15.5%
Components of Sales Growth (non-GAAP)

	% Change Three-Month Period Ended June 30, 2017 vs. Comparable 2016 Period	% Change Six- Month Period Ended June 30, 2017 vs. Comparable 2016 Period
Existing businesses (core sales)	2.5%	2.5%
Acquisitions and other	13.5%	14.5%
Currency exchange rates	(1.5)%	(1.5)%
Total	14.5%	15.5%
Price increases in the segment contributed 0.5% to sales growth on a year-over-year basis during the both the three and six-month periods ended June 30, 2017 and are reflected as a component of the change in sales from existing businesses.
Demand in the segment’s clinical business increased on a year-over-year basis for both the three and six-month periods ended June 30, 2017 led by increased demand in China, partially offset by lower demand in Western Europe and Japan. Increased demand in North America for the three-month period also contributed to the year-over-year sales growth. Sales in the acute care diagnostic business increased in both the three and six-month periods ended June 30, 2017, due to strong sales of blood gas consumables and related equipment. Sales in the pathology diagnostics business grew in both the three and six-month periods ended June 30, 2017, led by North America and Western Europe, due primarily to increased demand for advanced staining instruments and consumables as well as core histology consumables.
The acquisition of Cepheid in November 2016 provides additional sales and earnings growth opportunities for the segment by expanding geographic and product line diversity, including new product and service offerings in the areas of molecular diagnostics. As Cepheid is integrated into the Company over the next several years, the Company expects to realize significant synergies through the application of the Danaher Business System. During both the three and six-month periods ended June 30, 2017, Cepheid’s revenues grew on a year-over-year basis in most major geographies and product lines.
During the three-month period ended June 30, 2017, the Company made the strategic decision to discontinue a molecular diagnostic product line in the Diagnostics segment. As a result, the Company recorded $76 million of pretax restructuring, impairment and other related charges ($51 million after-tax or $0.07 per diluted share). These charges included $49 million of noncash charges for the impairment of certain technology-related intangible assets as well as related inventory and property, plant, and equipment with no further use. In addition, the Company incurred $27 million of cash restructuring costs primarily related to employee severance and related charges. These restructuring charges are expected to result in annual savings in 2018 of approximately $40 million.
Operating profit margins decreased 760 basis points during the three-month period ended June 30, 2017 as compared to the comparable period of 2016. The following factors unfavorably impacted year-over-year operating profit margin comparisons:

•	Restructuring, impairment and other related charges related to discontinuing a product line in the second quarter of 2017 - 530 basis points

•	The incremental net dilutive effect in 2017 of acquired businesses - 205 basis points

•
Incremental year-over-year costs associated with various new product development, sales, service and marketing growth investments, and the impact of the stronger U.S. dollar in 2017, net of higher 2017 sales volumes from existing businesses and incremental year-over-year cost savings associated with the ongoing restructuring actions and continuing productivity improvement initiatives taken in 2016 - 25 basis points

Operating profit margins decreased 590 basis points during the six-month period ended June 30, 2017 as compared to the comparable period of 2016. The following factors unfavorably impacted year-over-year operating profit margin comparisons:

•	Restructuring, impairment and other related charges related to discontinuing a product line in the second quarter of 2017 - 275 basis points

•	The incremental net dilutive effect in 2017 of acquired businesses - 195 basis points

•
Incremental year-over-year costs associated with various new product development, sales, service and marketing growth investments, and the impact of the stronger U.S. dollar in 2017, net of higher 2017 sales volumes from existing businesses and incremental year-over-year cost savings associated with the ongoing restructuring actions and continuing productivity improvement initiatives taken in 2016 - 120 basis points

Amortization as a percentage of sales increased during both the three and six-month periods ended June 30, 2017 as compared to the comparable periods of 2016 due primarily to the impact of recently acquired businesses, particularly Cepheid.

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
Dental Selected Financial Data

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Sales	$702.6	$714.6	$1,358.1	$1,370.5
Operating profit	109.8	109.2	199.2	204.3
Depreciation	10.2	10.9	20.4	21.8
Amortization	20.2	21.3	40.2	42.8
Operating profit as a % of sales	15.6%	15.3%	14.7%	14.9%
Depreciation as a % of sales	1.5%	1.5%	1.5%	1.6%
Amortization as a % of sales	2.9%	3.0%	3.0%	3.1%
Sales Growth (GAAP)

	% Change Three-Month Period Ended June 30, 2017 vs. Comparable 2016 Period	% Change Six- Month Period Ended June 30, 2017 vs. Comparable 2016 Period
Total sales growth	(1.5)%	(1.0)%
Components of Sales Growth (non-GAAP)

	% Change Three-Month Period Ended June 30, 2017 vs. Comparable 2016 Period	% Change Six- Month Period Ended June 30, 2017 vs. Comparable 2016 Period
Existing businesses (core sales)	(1.0)%	(0.5)%
Acquisitions and other	—%	—%
Currency exchange rates	(0.5)%	(0.5)%
Total	(1.5)%	(1.0)%

Slight price decreases negatively impacted year-over-year sales growth in the three-month period ended June 30, 2017. Price changes in the segment did not significantly impact sales growth on a year-over-year basis during the six-month period ended June 30, 2017.
Geographically, year-over-year sales growth was strong in both the three and six-month periods ended June 30, 2017 in China and other high-growth markets, offset by softer demand in the United States and Western Europe. Year-over-year demand for implant systems continued to increase in high-growth markets for both the three and six-month periods and North America for the three-month period ended June 30, 2017. In addition, increased demand for orthodontic products, primarily in China and other high-growth markets, drove growth during both the three and six-month periods. Dental equipment sales also grew during both periods, primarily in high-growth markets and North America. Lower demand for dental consumable product lines in North America and Western Europe more than offset the year-over-year growth in the other product categories for both the three and six-month periods, reflecting inventory destocking by several distribution partners. These channel dynamics are expected to continue for the remainder of 2017.
Operating profit margins increased 30 basis points during the three-month period ended June 30, 2017 as compared to the comparable period of 2016.
Second quarter 2017 vs. second quarter 2016 operating profit margin comparisons were favorably impacted by:

•
Incremental year-over-year cost savings associated with the ongoing restructuring actions and continuing productivity improvement initiatives taken in 2016, net of incremental year-over-year costs associated with various new product development, sales and marketing growth investments, price decreases, the impact of the stronger U.S. dollar in 2017 and unfavorable product mix due to lower sales of dental consumables in 2017 - 50 basis points

Second quarter 2017 vs. second quarter 2016 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2017 of acquired businesses - 20 basis points
Operating profit margins decreased 20 basis points during the six-month period ended June 30, 2017 as compared to the comparable period of 2016. The following factors unfavorably impacted operating profit margin comparisons:

•
Incremental year-over-year costs associated with various new product development, sales and marketing growth investments, the impact of the stronger U.S. dollar in 2017 and unfavorable product mix due to lower sales of dental consumables in 2017, net of incremental year-over-year cost savings associated with the ongoing restructuring actions and continuing productivity improvement initiatives taken in 2016 - 15 basis points

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
Environmental & Applied Solutions Selected Financial Data

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Sales	$983.2	$941.4	$1,898.0	$1,815.3
Operating profit	235.2	218.3	443.2	416.7
Depreciation	10.4	8.5	20.3	17.3
Amortization	13.8	13.3	27.2	25.5
Operating profit as a % of sales	23.9%	23.2%	23.4%	23.0%
Depreciation as a % of sales	1.1%	0.9%	1.1%	1.0%
Amortization as a % of sales	1.4%	1.4%	1.4%	1.4%

Sales Growth (GAAP)

	% Change Three-Month Period Ended June 30, 2017 vs. Comparable 2016 Period	% Change Six- Month Period Ended June 30, 2017 vs. Comparable 2016 Period
Total sales growth	4.5%	4.5%
Components of Sales Growth (non-GAAP)

	% Change Three-Month Period Ended June 30, 2017 vs. Comparable 2016 Period	% Change Six- Month Period Ended June 30, 2017 vs. Comparable 2016 Period
Existing businesses (core sales)	3.0%	3.5%
Acquisitions and other	3.0%	2.0%
Currency exchange rates	(1.5)%	(1.0)%
Total	4.5%	4.5%
During the first quarter of 2017, a product line was transferred from the Life Sciences segment to the Environmental & Applied Solutions segment. While this change is not material to segment results in total, the resulting change in sales growth has been included in the “Acquisitions and other” line in the table above.
Price increases in the segment contributed 0.5% to sales growth on a year-over-year basis during both the three and six-month periods ended June 30, 2017 and are reflected as a component of the change in sales from existing businesses.
Sales from existing businesses in the segment’s water quality business grew at a low-single digit rate during both the three and six-month periods ended June 30, 2017 as compared to the comparable periods of 2016. Year-over-year sales in the analytical instrumentation product line increased in both the three and six-month periods, as increased demand in the industrial and municipal end-markets was partially offset by lower demand in the environmental end-markets. Geographically, year-over-year sales growth for the three-month period was driven by China partially offset by weakness in Latin America, and for the six-month period year-over-year sales growth was driven by China and North America partially offset by weakness in Latin America. Year-over-year sales growth for both the three and six-month periods in the business’ chemical treatment solutions product line was due to an expansion of the customer base in the United States and increased demand in Latin America, driven by higher demand in food, steel and oil and gas-related end-markets. Sales in the business’ ultraviolet water disinfection product line continued to grow on a year-over-year basis in both periods due primarily to higher demand in municipal end-markets in high-growth markets and Western Europe.
Sales from existing businesses in the segment’s product identification businesses grew at a mid-single digit rate during both the three and six-month periods ended June 30, 2017 as compared to the comparable periods of 2016. Continued strong year-over-year demand for marking and coding equipment and related consumables in most major geographies, led by North America, drove the majority of the sales growth. Increased year-over-year demand for the business’ packaging and color solutions products and services, primarily in high-growth markets, also contributed to sales growth for both the three and six-month periods ended June 30, 2017.
Operating profit margins increased 70 basis points during the three-month period ended June 30, 2017 as compared to the comparable period of 2016.
Second quarter 2017 vs. second quarter 2016 operating profit margin comparisons were favorably impacted by:

•
Higher 2017 sales volumes from existing businesses, incremental year-over-year cost savings associated with the ongoing restructuring actions and continuing productivity improvement initiatives taken in 2016 and improved pricing, net of incremental year-over-year costs associated with various new product development, sales and marketing growth investments and the impact of the stronger U.S. dollar in 2017 - 120 basis points

Second quarter 2017 vs. second quarter 2016 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2017 of acquired businesses and intersegment product line transfers - 50 basis points

Operating profit margins increased 40 basis points during the six-month period ended June 30, 2017 as compared to the comparable period of 2016.
Year-to-date 2017 vs. year-to-date 2016 operating profit margin comparisons were favorably impacted by:

•
Higher 2017 sales volumes from existing businesses, incremental year-over-year cost savings associated with the ongoing restructuring actions and continuing productivity improvement initiatives taken in 2016 and improved pricing, net of incremental year-over-year costs associated with various new product development, sales and marketing growth investments and the impact of the stronger U.S. dollar in 2017 - 90 basis points

Year-to-date 2017 vs. year-to-date 2016 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2017 of acquired businesses and intersegment product line transfers - 50 basis points

COST OF SALES AND GROSS PROFIT

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Sales	$4,510.1	$4,241.9	$8,715.8	$8,166.0
Cost of sales	(2,027.8)	(1,860.6)	(3,899.2)	(3,617.4)
Gross profit	$2,482.3	$2,381.3	$4,816.6	$4,548.6
Gross profit margin	55.0%	56.1%	55.3%	55.7%
The year-over-year increase in cost of sales during both the three and six-month periods ended June 30, 2017 as compared to the comparable periods in 2016, is due primarily to the impact of higher year-over-year sales volumes, including sales from recently acquired businesses, as well as the impact of restructuring, impairment and other related charges associated with the Company’s strategic decision to discontinue a product line in its Diagnostics segment. Foreign exchange losses realized due to the recent weakening of the U.S. dollar against other major currencies also increased cost of sales for the three-month period ended June 30, 2017. These increases were partially offset by incremental year-over-year cost savings associated with the restructuring and continued productivity improvement actions taken in 2016.
The year-over-year decrease in gross profit margins during both the three and the six-month periods ended June 30, 2017 as compared to the comparable periods in 2016, is due primarily to the impact of the dilutive effect in 2017 of acquired businesses and the restructuring, impairment and other related charges associated with the Company’s strategic decision to discontinue a product line in its Diagnostics segment. The above mentioned foreign exchange losses also reduced gross profit margins for the three-month period ended June 30, 2017. These impacts were partially offset by the favorable impact of higher year-over-year sales volumes, incremental year-over-year cost savings associated with the restructuring activities and continued productivity improvement actions taken in 2016.

OPERATING EXPENSES

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Sales	$4,510.1	$4,241.9	$8,715.8	$8,166.0
Selling, general and administrative (“SG&A”) expenses	1,515.3	1,431.3	2,958.3	2,759.4
Research and development (“R&D”) expenses	283.3	239.9	550.7	466.0
SG&A as a % of sales	33.6%	33.7%	33.9%	33.8%
R&D as a % of sales	6.3%	5.7%	6.3%	5.7%
The year-over-year decrease in SG&A expenses as a percentage of sales for the three-month period ended June 30, 2017 as compared to the comparable period in 2016, was driven by the benefit of increased leverage of the Company’s general and administrative cost base resulting from higher 2017 sales volumes, partially offset by restructuring, impairment and other related charges associated with the Company’s strategic decision to discontinue a product line in its Diagnostics segment and continued investments in sales and marketing growth initiatives. The year-over-year increase in SG&A expenses as a percentage of sales for the six-month period ended June 30, 2017 as compared to the comparable period in 2016, was driven by restructuring, impairment and other related charges associated with the Company’s strategic decision to discontinue a product line in its Diagnostics segment, higher relative spending levels at recently acquired companies, primarily Cepheid, and continued investments in sales and marketing growth initiatives. These increases were partially offset by the benefit of increased leverage of the Company’s general and administrative cost base resulting from higher 2017 sales volumes.
The year-over-year increase in R&D expenses (consisting principally of internal and contract engineering personnel costs) as a percentage of sales for both the three and six-month periods ended June 30, 2017 as compared to the comparable period in 2016, was due primarily to higher R&D expenses as a percentage of sales in the businesses most recently acquired, particularly Cepheid, as well as continued investments in new product development initiatives.

NONOPERATING INCOME (EXPENSE)
The Company received $265 million of cash proceeds from the sale of marketable equity securities during the first quarter of 2016. The Company recorded a pretax gain related to this sale of $223 million ($140 million after-tax or $0.20 per diluted share) during the six-month period ended July 1, 2016.

INTEREST COSTS AND FINANCING
For a discussion of the Company’s outstanding indebtedness, refer to Note 6 to the accompanying Consolidated Condensed Financial Statements.
Interest expense of $41 million and $81 million for the three and six-month periods ended June 30, 2017, respectively, was $15 million lower and $27 million lower than the comparable periods of 2016, due primarily to the decrease in interest costs as a result of the early extinguishment of certain outstanding borrowings in the third quarter of 2016 using the proceeds from the Fortive Distribution, partially offset by the cost of additional borrowings incurred to finance the acquisition of Cepheid in November 2016.

INCOME TAXES
The Company’s effective tax rate from continuing operations for the three and six-month periods ended June 30, 2017 was 13.6% and 15.4%, respectively, as compared to 36.1% and 30.2% for the three and six-month periods ended July 1, 2016, respectively.
The Company’s effective tax rate for 2017 and 2016 differs from the U.S. federal statutory rate of 35.0% due principally to the Company’s earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate. The effective tax rate for the three-month period ended June 30, 2017 included a benefit from the release of reserves upon the expiration of statutes of limitations and audit settlements, as well as higher tax benefits from restructuring charges that are predominantly in the United States, which in aggregate decreased the reported tax rate by 6.9%. The effective tax rate for the six-month period ended June 30, 2017 reflects the aforementioned benefits recorded in the second quarter of 2017 and higher than expected benefits recorded in the first quarter of 2017 related to excess tax benefits from stock-based compensation, which in aggregate reduced the reported tax rate by 5.1%. The effective tax rate for the three-month period ended July 1, 2016 included charges related to repatriation of earnings and legal entity realignments associated with the Separation and other discrete items, which in aggregate increased the effective tax rate by 15.1%. The effective tax rate for the six-month period ended July 1, 2016 included these Separation charges in addition to the impact of a higher tax rate on the gain from the sale of marketable equity securities which in aggregate increased the effective tax rate by 9.6%.
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
The Company and its subsidiaries are routinely examined by various domestic and international taxing authorities. The U.S. Internal Revenue Service (“IRS”) has completed the examinations of substantially all of the Company’s federal income tax returns through 2011 and is currently examining certain of the Company’s federal income tax returns for 2012 through 2015. In addition, the Company has subsidiaries in Belgium, Canada, China, Denmark, France, Finland, Germany, India, Italy, Japan, Singapore, Sweden, the United Kingdom and various other countries, states and provinces that are currently under audit for years ranging from 2004 through 2015.

Tax authorities in Denmark have raised significant issues related to interest accrued by certain of the Company’s subsidiaries. On December 10, 2013, the Company received assessments from SKAT totaling approximately DKK 1.4 billion including interest through June 30, 2017 (approximately $222 million based on the exchange rate as of June 30, 2017), imposing withholding tax relating to interest accrued in Denmark on borrowings from certain of the Company’s subsidiaries for the years 2004-2009. The Company is currently in discussions with SKAT and anticipates receiving an assessment for years 2010-2012 totaling approximately DKK 853 million including interest through June 30, 2017 (approximately $131 million based on the exchange rate as of June 30, 2017). Management believes the positions the Company has taken in Denmark are in accordance with the relevant tax laws and is vigorously defending its positions. The Company appealed these assessments with the National Tax Tribunal in 2014 and intends on pursuing this matter through the European Court of Justice should this appeal be unsuccessful. The ultimate resolution of this matter is uncertain, could take many years, and could result in a material adverse impact to the Company’s financial statements, including its effective tax rate.
The Company expects its effective tax rate related to continuing operations for the remainder of 2017 to be approximately 20.5% based on its projected mix of earnings, although the actual effective tax rate could vary from the anticipated rate as a result of many factors, including but not limited to the following:

•
The 2017 expected rate includes the anticipated discrete income tax benefits from excess tax deductions related to the Company’s stock compensation programs, which are now reflected as a reduction in tax expense (refer to Note 1 to the accompanying Consolidated Condensed Financial Statements for additional information related to this change in accounting guidance), though the actual benefits will depend on the Company’s stock price and stock option exercise patterns.

•	The actual mix of earnings by jurisdiction could fluctuate from the Company’s projection.

•
The tax effects of other discrete items, including accruals related to tax contingencies, the resolution of worldwide tax matters, tax audit settlements, statute of limitations expirations and changes in tax regulations, are reflected in the period in which they occur.

•	Any future legislative changes or potential tax reform in the United States or other jurisdictions.
As a result of the uncertainty in predicting the Company’s actual excess tax deductions, earnings mix and discrete items, it is reasonably possible that the actual effective tax rate used for financial reporting purposes will change in future periods.
In the six-month period ended June 30, 2017, Danaher recorded a $22 million income tax benefit related to the release of previously provided reserves associated with uncertain tax positions on certain Danaher tax returns which were jointly filed with Fortive entities. These reserves were released due to the expiration of statutes of limitations for those returns. All Fortive entity-related balances were included in the income tax benefit related to discontinued operations.

COMPREHENSIVE INCOME
For the three-month period ended June 30, 2017, comprehensive income increased $346 million as compared to the comparable period of 2016, primarily due to greater impact from foreign currency translation adjustments, partially offset by a decrease in net earnings in the three-month period associated with the spin-off of Fortive in July 2016. In the six-month period ended June 30, 2017, comprehensive income increased $336 million as compared to the comparable period of 2016, due to an increased gain from foreign currency translation adjustments compared to the gain realized in 2016 and the change in the unrealized gains on the available-for-sale securities, partially offset by lower net earnings in the six-month period of 2017 associated with the spin-off of Fortive in July 2016. For the three and six-month periods ended June 30, 2017, the Company recorded a foreign currency translation gain of $275 million and $579 million, respectively, as compared to a translation loss of $162 million and a translation gain of $39 million for the three and six-month periods ended July 1, 2016, respectively.

INFLATION
The effect of inflation on the Company’s revenues and net earnings was not significant in the three and six-month periods ended June 30, 2017.

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
Following is an overview of the Company’s cash flows and liquidity for the six-month period ended June 30, 2017:
Overview of Cash Flows and Liquidity

	Six-Month Period Ended
($ in millions)	June 30, 2017	July 1, 2016
Total operating cash flows provided by continuing operations	$1,570.7	$1,588.5

Cash paid for acquisitions	$(93.9)	$(92.7)
Payments for additions to property, plant and equipment	(306.5)	(273.5)
Proceeds from sales of property, plant and equipment	30.0	5.2
Proceeds from sale of investments	—	264.8
All other investing activities	(2.5)	—
Total investing cash used in discontinued operations	—	(69.7)
Net cash used in investing activities	$(372.9)	$(165.9)

Proceeds from the issuance of common stock	$35.8	$144.8
Payment of dividends	(183.9)	(202.8)
Payment for purchase of noncontrolling interests	(64.4)	—
Net repayments of borrowings (maturities of 90 days or less)	(2,387.5)	(1,178.0)
Proceeds from borrowings (maturities longer than 90 days)	1,684.0	3,240.9
Repayments of borrowings (maturities longer than 90 days)	(562.4)	(504.1)
All other financing activities	(37.3)	(26.7)
Net cash (used in) provided by financing activities	$(1,515.7)	$1,474.1

•
Operating cash flows from continuing operations decreased $18 million, or approximately 1%, during the first six months of 2017 as compared to the first six months of 2016, due to increased cash used for income tax and certain employee benefit payments, partially offset by lower cash used for funding accounts receivable, inventories and accounts payable compared to the prior years.

•
The Company also used cash generated from operations as well as the proceeds from the long-term borrowings noted below to reduce net outstanding borrowings with maturities of 90 days or less, primarily commercial paper borrowings, by approximately $2.4 billion.

•
In May 2017, the Company received net proceeds, after offering expenses, of approximately ¥83.6 billion (approximately $744 million based on currency exchange rates as of the date of the pricing of the notes) from the issuance of yen-denominated notes (refer to Note 6 of the accompanying Consolidated Condensed Financial Statements), and used the net proceeds from the offering to repay certain commercial paper borrowings.

•
In June 2017, the Company received net proceeds, after underwriting discounts and commissions and offering expenses, of approximately €843 million (approximately $940 million based on currency exchange rates as of the date of the pricing of the notes) from the issuance of euro-denominated notes and used the net proceeds from the offering to repay the €500 million floating rate senior unsecured notes which matured on June 30, 2017 as well as to repay commercial paper borrowings.

•	As of June 30, 2017, the Company held $726 million of cash and cash equivalents.

Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impact reported cash flows.

Operating cash flows from continuing operations were approximately $1.6 billion for the first six months of 2017, a decrease of $18 million, or approximately 1%, as compared to the comparable period of 2016. The year-over-year change in operating cash flows from 2016 to 2017 was primarily attributable to the following factors:

•
2017 operating cash flows reflected an increase in net earnings from continuing operations for the first six months of 2017 as compared to the comparable period in 2016, as the increase in net earnings from continuing operations offset the gain from the sale of marketable equity securities in 2016. The cash flow impact of the gain from the sale of marketable equity securities is reflected in the investing activities section of the accompanying Consolidated Condensed Statement of Cash Flows, and therefore, does not contribute to operating cash flows.

•
Net earnings from continuing operations for the first six months of 2017 reflected an increase of $64 million of depreciation and amortization expense as compared to the comparable period of 2016. Amortization expense primarily relates to the amortization of intangible assets acquired in connection with acquisitions and increased due to the impact of recently acquired businesses, particularly Cepheid. Depreciation expense relates to both the Company’s manufacturing and operating facilities as well as instrumentation leased to customers under operating-type lease arrangements and increased due primarily to the impact of recently acquired businesses, particularly Cepheid. Depreciation and amortization are noncash expenses that decrease earnings without a corresponding impact to operating cash flows.

•
The aggregate of trade accounts receivable, inventories and trade accounts payable used $77 million in operating cash flows during the first six months of 2017, compared to $209 million of operating cash flows used in the comparable period of 2016. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories and trade accounts payable depends upon how effectively the Company manages the cash conversion cycle, which effectively represents the number of days that elapse from the day it pays for the purchase of raw materials and components to the collection of cash from its customers and can be significantly impacted by the timing of collections and payments in a period.

•
The aggregate of prepaid expenses and other assets and accrued expenses and other liabilities used $123 million of operating cash flows during the first six months of 2017, compared to $407 million provided in the comparable period of 2016. This use of operational cash flow in the first six months of 2017 resulted primarily from the timing of cash payments for income taxes compared to the timing of recording the related income tax provisions, various employee-related liabilities and customer funding during the first six months of 2017, compared to the comparable period of 2016.

Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures, including instruments leased to customers, cash used for investments and cash proceeds from divestitures of businesses or assets.
Net cash used in investing activities was $373 million during the first six months of 2017 compared to $166 million of cash used in the first six months of 2016. For a discussion of the Company’s acquisitions during the first six months of 2017 refer to “—Overview” and for a discussion of the Company’s sale of marketable equity securities refer to “—Results of Operations—Nonoperating Income (Expense)”.
Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development, improving information technology systems and the manufacture of instruments that are used in operating-type lease arrangements that certain of the Company’s businesses enter into with customers. Capital expenditures increased $33 million on a year-over-year basis for the first six months of 2017 compared to 2016 due to increased investments in other operating assets, particularly new facilities and operating assets at newly acquired businesses. For the full year 2017, the Company expects capital spending to be approximately $700 million, though actual expenditures will ultimately depend on business conditions.
Capital disposals in the first six months of 2017 were primarily related to the sale of a building.

Financing Activities and Indebtedness
Cash flows relating to financing activities consist primarily of cash flows associated with the issuance and repayments of commercial paper and other debt, issuance and repurchases of common stock and payments of cash dividends to shareholders. Financing activities used cash of approximately $1.5 billion during the first six months of 2017 compared to approximately $1.5 billion of cash provided in the comparable period of 2016. The year-over-year increase in cash used in financing activities was due primarily to higher net repayments of commercial paper borrowings in 2017 as well as lower proceeds from the issuance of the 2027 and 2032 Yen Notes and the Euronotes in 2017 as compared to the proceeds from the issuance of debt (primarily related to Fortive) in the comparable period of 2016.
For a description of the Company’s outstanding debt as of June 30, 2017, the debt issued and debt repaid during the six-month period ended June 30, 2017 and the Company’s commercial paper programs and credit facilities, refer to Note 6 to the accompanying Consolidated Condensed Financial Statements. As of June 30, 2017, the Company was in compliance with all of its debt covenants.
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
Effective April 21, 2017, the Company reduced the commitment amount under the 364-Day Facility from $3.0 billion to $2.3 billion, and effective June 23, 2017, the Company further reduced the commitment amount under the facility to $1.0 billion, as permitted by the facility. As of June 30, 2017, Danaher had the ability to incur approximately an additional $1.3 billion of indebtedness in direct borrowings under the Credit Facilities or under outstanding commercial paper facilities (based on aggregate amounts available under the Credit Facilities that were not being used to backstop outstanding commercial paper balances).
The Company has classified approximately $3.7 billion of its borrowings outstanding under the commercial paper programs as of June 30, 2017 as long-term debt in the accompanying Consolidated Condensed Balance Sheet as the Company had the intent and ability, as supported by availability under the Credit Facility, to refinance these borrowings for at least one year from the balance sheet date. As commercial paper obligations mature, the Company may issue additional short-term commercial paper obligations to refinance all or part of these borrowings.

Stock Repurchase Program
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the six-month period ended June 30, 2017. On July 16, 2013, the Company’s Board of Directors approved the Repurchase Program authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Repurchase Program, and the timing and amount of any shares repurchased under the program will be determined by the Company’s management based on its evaluation of market conditions and other factors. The Repurchase Program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plan) and for other corporate purposes. As of June 30, 2017, 20 million shares remained available for repurchase pursuant to the Repurchase Program. The Company expects to fund any future stock repurchases using the Company’s available cash balances or proceeds from the issuance of debt.

Dividends
Aggregate cash payments for dividends during the first six months of 2017 were $184 million. This is lower than in the comparable period of 2016, as the Company decreased the per share amount of its quarterly dividend in the third quarter of 2016 as a result of the Separation.
In the second quarter of 2017, the Company declared a regular quarterly dividend of $0.14 per share payable on July 28, 2017 to holders of record on June 30, 2017.

Cash and Cash Requirements
As of June 30, 2017, the Company held $726 million of cash and cash equivalents that were held on deposit with financial institutions or invested in highly liquid investment-grade debt instruments with a maturity of 90 days or less with an approximate weighted average annual interest rate of 0.9%. Of this amount, $114 million was held within the United States and $612 million was held outside of the United States. The Company will continue to have cash requirements to support working capital needs, capital expenditures and acquisitions, pay interest and service debt, pay taxes and any related interest or penalties, fund its restructuring activities and pension plans as required, pay dividends to shareholders, repurchase shares of the Company’s common stock and support other business needs.

The Company generally intends to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, the Company may also borrow under its commercial paper programs or the credit facilities, enter into new credit facilities and either borrow directly thereunder or use such credit facilities to backstop additional borrowing capacity under its commercial paper programs and/or access the capital markets. The Company also may from time to time access the capital markets to take advantage of favorable interest rate environments or other market conditions. With respect to the Company’s commercial paper (including commercial paper backstopped by the 364-Day Facility), notes and bonds scheduled to mature during the remainder of 2017, the Company expects to repay the principal amounts when due using available cash, proceeds from the issuance of commercial paper and/or proceeds from other debt issuances.
While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company’s foreign cash balances could be repatriated to the United States but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. For most of its foreign subsidiaries, the Company makes an election regarding the amount of earnings intended for indefinite reinvestment, with the balance available to be repatriated to the United States. The Company has recorded a deferred tax liability for the funds that are available to be repatriated to the United States. No provisions for U.S. income taxes have been made with respect to earnings that are planned to be reinvested indefinitely outside the United States, and the amount of U.S. income taxes that may be applicable to such earnings is not readily determinable given the various tax planning alternatives the Company could employ if it repatriated these earnings. The cash that the Company’s foreign subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. As of December 31, 2016, the total amount of earnings planned to be reinvested indefinitely outside of the United States and the basis difference in investments outside of the United States for which deferred taxes have not been provided in aggregate was approximately $23.0 billion. As of June 30, 2017, management believes that it has sufficient liquidity to satisfy its cash needs, including its cash needs in the United States.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Instruments and Risk Management,” in the Company’s 2016 Annual Report. There were no material changes during the quarter ended June 30, 2017 to this information reported in the Company’s 2016 Annual Report.

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

PART II - OTHER INFORMATION
ITEM 1A. RISK FACTORS
Information regarding risk factors can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Information Related to Forward-Looking Statements,” in Part I—Item 2 of this Form 10-Q and in Part I—Item 1A of Danaher’s 2016 Annual Report. There were no material changes during the quarter ended June 30, 2017 to the risk factors reported in the Company’s 2016 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the six-month period ended June 30, 2017.  On July 16, 2013, the Company’s Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Repurchase Program, and the timing and amount of any shares repurchased under the program will be determined by the Company’s management based on its evaluation of market conditions and other factors.  The Repurchase Program may be suspended or discontinued at any time.  Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plans) and for other corporate purposes. As of June 30, 2017, 20 million shares remained available for repurchase pursuant to the Repurchase Program.
During the second quarter of 2017, holders of certain of the Company’s Liquid Yield Option Notes due 2021 (“LYONs”) converted such LYONs into an aggregate of one thousand shares of Danaher common stock, par value $0.01 per share. In each case, the shares of common stock were issued solely to existing security holders upon conversion of the LYONs pursuant to the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS

(a)	Exhibits:

3.1
Restated Certificate of Incorporation of Danaher Corporation (incorporated by reference from Exhibit 3.1 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2012 (Commission File Number: 1-8089))

3.2
Amended and Restated By-laws of Danaher Corporation (incorporated by reference from Exhibit 3.2 to Danaher Corporation’s Current Report on Form 8-K filed December 6, 2016 (Commission File Number: 1-8089))

4.1
Second Supplemental Indenture (to Indenture dated as of July 8, 2015) dated as of June 30, 2017, by and between Danaher Corporation, as guarantor, DH Europe Finance S.A., as issuer (“Danaher International”), and The Bank of New York Mellon Trust Company, N.A. (“Trustee”) as trustee relating to the Floating Rate Senior Notes due 2022 and the 1.200% Senior Notes due 2027 (incorporated by reference from Exhibit 4.2 to Danaher Corporation’s Current Report on Form 8-K filed on June 30, 2017 (Commission File Number: 1-8089))

4.2
Paying and Calculation Agency Agreement, dated as of June 30, 2017, by and among Danaher International, Danaher Corporation, Trustee and The Bank of New York Mellon, London Branch, as paying and calculation agent (incorporated by reference from Exhibit 4.3 to Danaher Corporation’s Current Report on Form 8-K filed on June 30, 2017 (Commission File Number: 1-8089))

10.1	2007 Omnibus Incentive Plan, as amended and restated *

10.2
2007 Executive Incentive Compensation Plan* (incorporated by reference from Appendix B to Danaher Corporation’s Proxy Statement on Schedule 14A filed on March 31, 2017 (Commission File Number: 1-8089))

10.3	Form of Danaher Corporation 2007 Omnibus Incentive Plan Stock Option Agreement for Non-Employee Directors *

10.4	Form of Danaher Corporation 2007 Omnibus Incentive Plan RSU Agreement for Non-Employee Directors *

10.5	Form of Danaher Corporation 2007 Omnibus Incentive Plan Stock Option Agreement *

10.6	Form of Danaher Corporation 2007 Omnibus Incentive Plan RSU Agreement *

10.7	Form of Danaher Corporation 2007 Omnibus Incentive Plan Performance Stock Unit Agreement *

11.1	Computation of per-share earnings (See Note 13, “Net Earnings Per Share from Continuing Operations”, to the Consolidated Condensed Financial Statements)

12.1	Calculation of ratio of earnings to fixed charges

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Indicates management contract or compensatory plan, contract or arrangement.

**
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Consolidated

Condensed Statements of Earnings for the three and six-month periods ended June 30, 2017 and July 1, 2016, (iii) Consolidated Condensed Statements of Comprehensive Income for the three and six-month periods ended June 30, 2017 and July 1, 2016, (iv) Consolidated Condensed Statement of Stockholders’ Equity for the six-month period ended June 30, 2017, (v) Consolidated Condensed Statements of Cash Flows for the six-month periods ended June 30, 2017 and July 1, 2016, and (vi) Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DANAHER CORPORATION

Date:	July 19, 2017	By:	/s/ Daniel L. Comas
Daniel L. Comas
Executive Vice President and Chief Financial Officer

Date:	July 19, 2017	By:	/s/ Robert S. Lutz
Robert S. Lutz
Senior Vice President and Chief Accounting Officer