Form 10-K
period 2017-12-31
DANAHER CORP /DE/
filed 2018-02-21
CIK 313616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 1-8089
 ____________________________________
DANAHER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	59-1995548
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2200 Pennsylvania Ave. N.W., Suite 800W Washington, D.C.	20037-1701
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: 202-828-0850
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock $.01 par value	New York Stock Exchange
€600,000,000 1.000% Senior Notes due 2019	New York Stock Exchange
€250,000,000 Floating Rate Senior Notes due 2022	New York Stock Exchange
€800,000,000 1.700% Senior Notes due 2022	New York Stock Exchange
€800,000,000 2.500% Senior Notes due 2025	New York Stock Exchange
€600,000,000 1.200% Senior Notes due 2027	New York Stock Exchange
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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
As of February 8, 2018, the number of shares of Registrant’s common stock outstanding was 697,569,470. The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2017 was $51.7 billion, based upon the closing price of the Registrant’s common stock as quoted on the New York Stock Exchange on such date.
EXHIBIT INDEX APPEARS ON PAGE 113
 ____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the Registrant’s proxy statement for its 2018 annual meeting of shareholders to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end. With the exception of the sections of the 2018 Proxy Statement specifically incorporated herein by reference, the 2018 Proxy Statement is not deemed to be filed as part of this Form 10-K.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this Annual Report, in other documents we file with or furnish to the Securities and Exchange Commission (“SEC”), in our press releases, webcasts, conference calls, materials delivered to shareholders and other communications, are “forward-looking statements” within the meaning of the U.S. federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions and the integration thereof, divestitures, spin-offs, split-offs or other distributions, strategic opportunities, securities offerings, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; regulatory approvals; outstanding claims, legal and regulatory proceedings, tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic and capital markets conditions; the timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that Danaher intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “should,” “could,” “intend,” “will,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the risks and uncertainties set forth under “Item 1A. Risk Factors” in this Annual Report.
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
In this Annual Report, the terms “Danaher” or the “Company” refer to Danaher Corporation, Danaher Corporation and its consolidated subsidiaries or the consolidated subsidiaries of Danaher Corporation, as the context requires. Unless otherwise indicated, all financial data in this Annual Report refer to continuing operations only.

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
Danaher measures its progress against these strategic priorities over the long-term based primarily on financial metrics relating to revenue growth, profit margin expansion, cash flow and capital returns.
The Company’s businesses use a set of growth, lean and leadership tools and processes, known as the DANAHER BUSINESS SYSTEM, which are designed to continuously improve business performance in the critical areas of quality, delivery, cost, growth and innovation. Within the DBS framework, the Company pursues a number of ongoing strategic initiatives relating to customer insight generation, product development and commercialization, global sourcing of materials and services, manufacturing improvement and sales and marketing impact.
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
Sales in 2017 by geographic destination (geographic destination refers to the geographic area where the final sale to the Company’s unaffiliated customer is made) were: North America, 40% (including 37% in the United States); Europe, 28%; Asia/Australia, 24% and all other regions, 8%. For additional information regarding sales by geography, refer to Note 19 to the Consolidated Financial Statements included in this Annual Report.
Reportable Segments
The table below describes the percentage of total annual revenues attributable to each of the four segments over each of the last three years ended December 31, 2017. For additional information regarding sales, operating profit and identifiable assets by segment, refer to Note 19 to the Consolidated Financial Statements included in this Annual Report.

	2017	2016	2015
Life Sciences	31%	32%	23%
Diagnostics	32%	30%	33%
Dental	15%	16%	19%
Environmental & Applied Solutions	22%	22%	25%
LIFE SCIENCES
The Company’s Life Sciences segment offers a broad range of research tools that scientists use to study the basic building blocks of life, including genes, proteins, metabolites and cells, in order to understand the causes of disease, identify new therapies and test new drugs and vaccines.  The segment, through its Pall Corporation (“Pall”) business, is also a leading provider of filtration, separation and purification technologies to the biopharmaceutical, food and beverage, medical, aerospace, microelectronics and general industrial sectors. Sales in 2017 for this segment by geographic destination were: North America, 34%; Europe, 32%; Asia/Australia, 29% and all other regions, 5%.
Danaher established the life sciences business in 2005 through the acquisition of Leica Microsystems and has expanded the business through numerous subsequent acquisitions, including the acquisitions of AB Sciex and Molecular Devices in 2010, Beckman Coulter in 2011, Pall in 2015 and Phenomenex in 2016. The Life Sciences segment consists of the following businesses.
Mass Spectrometry—The mass spectrometry business is a leading global provider of high-end mass spectrometers as well as related consumable chromatography columns and sample preparation extraction products. Mass spectrometry is a technique for identifying, analyzing and quantifying elements, chemical compounds and biological molecules, individually or in complex mixtures. The mass spectrometers utilize various combinations of quadrupole, time-of-flight and ion trap technologies. The business’ mass spectrometer systems and related products are used in numerous applications such as drug discovery and clinical development of therapeutics as well as in basic research, clinical testing, food and beverage quality testing and environmental testing. The business’ global services network provides implementation, validation, training and maintenance to support customer installations around the world. Typical users of these mass spectrometry and related products include molecular biologists, bioanalytical chemists, toxicologists, and forensic scientists as well as quality assurance and quality control technicians. The business also provides high-performance bioanalytical measurement systems, including microplate readers, automated cellular screening products and associated reagents, and imaging software. Typical users of these products include biologists and chemists engaged in research and drug discovery, who use these products to determine electrical or chemical activity in cell samples.

Cellular Analysis, Lab Automation and Centrifugation—The business offers workflow instruments and consumables that help researchers analyze genomic, protein and cellular information. Key product areas include sample preparation equipment such as centrifugation and capillary electrophoresis instrumentation and consumables; liquid handling automation instruments and associated consumables; flow cytometry instrumentation and associated antibodies and reagents; and particle characterization instrumentation. Researchers use these products to study biological function in the pursuit of basic research, as well as therapeutic and diagnostic development. Typical users include pharmaceutical and biotechnology companies, universities, medical schools and research institutions and in some cases industrial manufacturers.
Filtration—Danaher entered the filtration, separation and purification technologies segment in 2015 through the acquisition of Pall. Pall is a leading provider of products used to remove solid, liquid and gaseous contaminants from a variety of liquids and gases, consisting primarily of filtration consumables and to a lesser extent systems that incorporate filtration consumables and associated hardware. Pall’s core materials and technologies can be applied in many ways to solve complex fluid separation challenges, and are sold across a wide array of applications in two primary business groups:

•
Life Sciences. Pall’s life sciences technologies facilitate the process of drug discovery, development, regulatory validation and production and are sold to biopharmaceutical, food and beverage and medical customers. In the biopharmaceutical area, the business sells a broad line of filtration and purification technologies, single use bioreactors and associated accessories, hardware and engineered systems primarily to pharmaceutical and biopharmaceutical companies for use in the development and commercialization of chemically synthesized and biologically derived drugs, plasma and vaccines. Biotechnology drugs, plasma and biologically derived vaccines in particular are filtration and purification intensive and represent a significant area of growth for Pall in the biopharmaceutical area. The business also serves the filtration needs of the food and beverage markets, helping customers ensure the quality and safety of their products while lowering operating costs and minimizing waste. In the medical area, hospitals use the Company’s breathing circuit and intravenous filters and water filters to help control the spread of infections.

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

Microscopy—The microscopy business is a leading global provider of professional microscopes designed to capture, manipulate and preserve images and enhance the user’s visualization and analysis of microscopic structures. The Company’s microscopy products include laser scanning (confocal) microscopes, compound microscopes and related equipment, surgical and other stereo microscopes, and specimen preparation products for electron microscopy. Typical users of these products include research, medical and surgical professionals operating in research and pathology laboratories, academic settings and surgical theaters.
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
DIAGNOSTICS
The Company’s Diagnostics segment offers analytical instruments, reagents, consumables, software and services that hospitals, physicians’ offices, reference laboratories and other critical care settings use to diagnose disease and make treatment decisions. Sales in 2017 for this segment by geographic destination were: North America, 39%; Europe, 23%; Asia/Australia, 29% and all other regions, 9%.
Danaher established the diagnostics business in 2004 through the acquisition of Radiometer and expanded the business through numerous subsequent acquisitions, including the acquisitions of Vision Systems in 2006, Genetix in 2009, Beckman Coulter in 2011, Iris International and Aperio Technologies in 2012, HemoCue in 2013, Devicor Medical Products in 2014, the clinical microbiology business of Siemens Healthcare Diagnostics in 2015 and Cepheid in 2016. The diagnostics business consists of the clinical laboratory (or clinical lab), molecular, critical care and anatomical pathology diagnostics businesses.
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

•
hematology and flow cytometry products are used for cellular analysis. The business’ hematology systems use principles of physics, optics, electronics and chemistry to separate cells of diagnostic interest and then quantify and characterize them, allowing clinicians to study formed elements in blood (such as red and white blood cells and platelets). The business’ flow cytometry products rapidly sort, identify, categorize and characterize multiple types of cells in suspension, allowing clinicians to determine cell types and characteristics and analyze specific cell populations based on molecular differences which is critical to HIV and leukemia diagnosis and monitoring.

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

•
automation systems reduce manual operation and associated cost and errors from the pre-analytical through post-analytical stages including sample barcoding/information tracking, centrifugation, aliquotting, storage and conveyance. These systems along with the analyzers described above are controlled through laboratory level software that enables laboratory managers to monitor samples, results and lab efficiency.

•
molecular diagnostics products, which are derived from Danaher’s acquisition of Cepheid in 2016, including biomedical testing instruments, systems and related consumables that enable DNA-based testing for organisms and genetic-based diseases in both clinical and non-clinical markets. These products integrate and automate the complicated and time-intensive steps associated with DNA-based testing (including sample preparation and DNA amplification and detection) to allow the testing to be performed in both laboratory and non-laboratory environments with minimal training and infrastructure. These products also include systems which commonly test for health care-associated infections, respiratory disease, sexual health and virology.

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
Anatomical Pathology Diagnostics—The anatomical pathology diagnostics business is a leader in the anatomical pathology industry, offering a comprehensive suite of instrumentation and related consumables used across the entire workflow of a pathology laboratory. The anatomical pathology diagnostics products include chemical and immuno-staining instruments, reagents, antibodies and consumables; tissue embedding, processing and slicing (microtomes) instruments and related reagents and consumables; slide coverslipping and slide/cassette marking instruments; imaging instrumentation including slide scanners, microscopes, cameras; software solutions to store, share and analyze pathology images digitally and minimally invasive, vacuum-assisted breast biopsy collection instruments. Typical users of these products include pathologists, lab managers and researchers.

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
DENTAL
The Company’s Dental segment provides products that are used to diagnose, treat and prevent disease and ailments of the teeth, gums and supporting bone, as well as to improve the aesthetics of the human smile. The Company is a leading worldwide provider of a broad range of dental consumables, equipment and services, and is dedicated to driving technological innovations that help dental professionals improve clinical outcomes and enhance productivity. Sales in 2017 for this segment by geographic destination were: North America, 49%; Europe, 30%; Asia/Australia, 15% and all other regions, 6%.
Danaher entered the dental business in 2004 through the acquisitions of KaVo and Gendex and has enhanced its geographic coverage and product and service breadth through subsequent acquisitions, including the acquisition of Sybron Dental Specialties in 2006, PaloDEx Group Oy in 2009 and Nobel Biocare Holding AG (“Nobel Biocare”) in 2014. Today, the dental businesses develop, manufacture and market the following dental consumables and dental equipment:

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
ENVIRONMENTAL & APPLIED SOLUTIONS
The Company’s Environmental & Applied Solutions segment products and services help protect important resources and keep global food and water supplies safe. Sales in 2017 for this segment by geographic destination were: North America, 42%; Europe, 28%; Asia/Australia, 17% and all other regions, 13%. The Company’s Environmental & Applied Solutions segment consists of the following lines of business.
Water Quality—The Company’s water quality business provides instrumentation, services and disinfection systems to help analyze, treat and manage the quality of ultra-pure, potable, industrial, waste, ground, source and ocean water in residential, commercial, municipal, industrial and natural resource applications. Danaher entered the water quality sector in the late 1990’s through the acquisitions of Dr. Lange and Hach Company, and has enhanced the geographic coverage and capabilities of its products and services through subsequent acquisitions, including the acquisition of Trojan Technologies Inc. in 2004 and ChemTreat, Inc. in 2007. The water quality business designs, manufactures and markets:

•
a wide range of analytical instruments, software and related consumables and services that detect and measure chemical, physical, and microbiological parameters in ultra-pure, potable, industrial, waste, ground, source and ocean water;

•	ultraviolet disinfection systems, which disinfect billions of gallons of municipal, industrial and consumer water every day; and

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
Product Identification—The Company’s product identification business provides equipment, software, services and consumables for various color and appearance management, packaging design and quality management, printing, marking, coding and traceability applications for consumer, pharmaceutical and industrial products. Danaher entered the product identification market through the acquisition of Videojet in 2002, and has expanded the product and geographic coverage through various subsequent acquisitions, including the acquisitions of Willett International Limited in 2003, Linx Printing Technologies PLC in 2005, EskoArtwork in 2011, X-Rite in 2012, Laetus in 2015 and Advanced Vision Technology Limited (“AVT”) in 2017. The product identification businesses innovate, design, manufacture, and market the following products and services:

•
the business provides innovative color and appearance solutions through standards, software, measurement devices and related services. The business’ expertise in inspiring, virtualizing, selecting, specifying, formulating and measuring color and appearance helps users improve the quality and relevance of their products and reduces costs.

•
the business is a leading global provider of software for online collaboration, three-dimensional virtualization, workflow automation, quality approvals and prepress processes to manage structural design, artwork creation, color and product information for branded packaging and marketing materials. Its packaging solutions help consumer goods manufacturers improve their business processes, shorten time to market, and reduce costs across internal departments and external suppliers.

•
the business provides flexographic computer-to-plate imaging equipment, solutions for print process control, press control, quality assurance, and digital finishing systems for the packaging, labels and commercial print industries. Its automation, print process and press control solutions help packaging manufacturers reduce lead time and satisfy their customers’ demands for smaller, more frequent print jobs.

•
the business provides a variety of equipment and solutions used to give products unique identities by printing date, lot and bar codes and other information on primary and secondary packaging, applying high-quality alphanumeric codes, logos and graphics to a wide range of surfaces at a variety of production line speeds, angles and locations on a product or package. Its vision inspection and track-and-trace solutions also help pharmaceutical and consumer goods manufacturers safeguard the authenticity of their products through supply chains.

Typical users of these products include manufacturers of consumer goods, pharmaceuticals, paints, plastics and textiles, retailers, graphic design firms, and packaging printers and converters. Customers in these industries choose suppliers based on a number of factors, including domain experience, speed and accuracy, ease of connection to the internet and other software systems, equipment uptime and reliable operation without interruption, ease of maintenance, service coverage and the other factors described under “—Competition.” The product identification products are primarily marketed under the AVT, ESKO, LAETUS, LINX, MEDIABEACON, PANTONE, VIDEOJET and X-RITE brands. Manufacturing facilities are located in North America, Europe, Latin America, and Asia. Sales are generally made through the business’ direct sales personnel, independent distributors and e-commerce.
************************************

The following discussion includes information common to all of Danaher’s segments.
Materials
The Company’s manufacturing operations employ a wide variety of raw materials, including metallic-based components, electronic components, chemicals, plastics and other petroleum-based products. Prices of oil and gas also affect the Company’s costs for freight and utilities. The Company purchases raw materials from a large number of independent sources around the world. No single supplier is material; although for some components that require particular specifications or regulatory or other qualifications there may be a single supplier or a limited number of suppliers that can readily provide such components. The Company utilizes a number of techniques to address potential disruption in and other risks relating to its supply chain, including in certain cases the use of safety stock, alternative materials and qualification of multiple supply sources. During 2017 the Company had no raw material shortages that had a material effect on the business. For a further discussion of risks related to the materials and components required for the Company’s operations, refer to “Item 1A. Risk Factors.”
Intellectual Property
The Company owns numerous patents, trademarks, copyrights, trade secrets and licenses to intellectual property owned by others. Although in aggregate the Company’s intellectual property is important to its operations, the Company does not consider any single patent, trademark, copyright, trade secret or license (or any related group of any such items) to be of material importance to any segment or to the business as a whole. From time to time the Company engages in litigation to protect its intellectual property rights. For a discussion of risks related to the Company’s intellectual property, refer to “Item 1A. Risk Factors.” All capitalized brands and product names throughout this document are trademarks owned by, or licensed to, Danaher.
Competition
Although the Company’s businesses generally operate in highly competitive markets, the Company’s competitive position cannot be determined accurately in the aggregate or by segment since none of its competitors offer all of the same product and service lines or serve all of the same markets as the Company does. Because of the range of the products and services the Company sells and the variety of markets it serves, the Company encounters a wide variety of competitors, including well-established regional competitors, competitors who are more specialized than it is in particular markets, as well as larger companies or divisions of larger companies with substantial sales, marketing, research and financial capabilities. The Company is facing increased competition in a number of its served markets as a result of the entry of new, large companies into certain markets, the entry of competitors based in low-cost manufacturing locations, and increasing consolidation in particular markets. The number of competitors varies by product and service line. Management believes that the Company has a market leadership position in many of the markets it serves. Key competitive factors vary among the Company’s businesses and product and service lines, but include the specific factors noted above with respect to each particular business and typically also include price, quality, delivery speed, service and support, innovation, distribution network, breadth of product, service and software offerings and brand name recognition. For a discussion of risks related to competition, refer to “Item 1A. Risk Factors.”
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

Backlog
The Company defines backlog as firm orders from customers for products and services where the order will be fulfilled in the next 12 months. Backlog as of December 31, 2017 and 2016 was approximately $2.7 billion and $2.3 billion, respectively. The Company expects that a large majority of the backlog as of December 31, 2017 will be delivered to customers within three to four months of such date. Given the relatively short delivery periods and rapid inventory turnover that are characteristic of most of the Company’s products and the shortening of product life cycles, the Company believes that backlog is indicative of short-term revenue performance but not necessarily a reliable indicator of medium or long-term revenue performance.

Employee Relations
As of December 31, 2017, the Company employed approximately 67,000 persons, of whom approximately 23,000 were employed in the United States and approximately 44,000 were employed outside of the United States. Of the United States employees, approximately 400 were hourly-rated, unionized employees. Outside the United States, the Company has government-mandated collective bargaining arrangements and union contracts in certain countries, particularly in Europe where many of the Company’s employees are represented by unions and/or works councils. For a discussion of risks related to employee relations, refer to “Item 1A. Risk Factors.”

Research and Development
The following sets forth research and development (“R&D”) expenditures for the years ended December 31, by segment and in the aggregate ($ in millions):

	2017	2016	2015
Life Sciences	$295.5	$277.2	$201.3
Diagnostics	471.2	367.8	351.3
Dental	172.4	142.8	133.8
Environmental & Applied Solutions	189.7	187.3	175.0
Total	$1,128.8	$975.1	$861.4
The Company conducts R&D activities for the purpose of developing new products, enhancing the functionality, effectiveness, ease of use and reliability of its existing products and expanding the applications for which uses of its products are appropriate. The Company’s R&D efforts include internal initiatives and those that use licensed or acquired technology. The Company generally conducts R&D activities on a business-by-business basis, primarily in North America, Europe and Asia, although it does conduct certain R&D activities on a centralized basis. The Company anticipates that it will continue to make significant expenditures for R&D as it seeks to provide a continuing flow of innovative products to maintain and improve its competitive position. For a discussion of the risks related to the need to develop and commercialize new products and product enhancements, refer to “Item 1A. Risk Factors.” Customer-sponsored R&D was not significant in 2017, 2016 or 2015.
Government Contracts
Although the substantial majority of the Company’s revenue in 2017 was from customers other than governmental entities, each of Danaher’s segments has agreements relating to the sale of products to government entities. As a result, the Company is subject to various statutes and regulations that apply to companies doing business with governments. For a discussion of risks related to government contracting requirements, refer to “Item 1A. Risk Factors.” No material portion of Danaher’s business is subject to renegotiation of profits or termination of contracts at the election of a government entity.
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
Medical Device and Other Health Care Regulations
Certain of the products of the Company’s subsidiaries are classified as medical devices under the United States Food, Drug, and Cosmetic Act (the “FDCA”). The FDCA requires these products, when sold in the United States, to be safe and effective for their intended use and to comply with the regulations administered by the United States Food and Drug Administration (“FDA”). These medical device products are also regulated by comparable agencies in other countries where such products are sold.
The FDA’s regulatory requirements include:

•
Establishment Registration. The Company’s applicable subsidiaries must register with the FDA each facility where regulated products are developed or manufactured. The FDA periodically inspects these facilities.

•
Marketing Authorization. The Company’s applicable subsidiaries must obtain FDA clearance or approval to begin marketing a regulated, non-510(k)-exempted product in the United States. For some products, this clearance is obtained by submitting a 510(k) pre-market notification, which generally provides data on the design and performance of the product to allow the FDA to determine substantial equivalence to a product already in commercial distribution in the United States. Other products must go through a formal pre-market approval process which includes the review of non-clinical laboratory studies, clinical investigations, and information on the design and manufacture of the device as well as the successful completion of a pre-market approval inspection by the FDA.

•
Quality Systems. The Company’s applicable subsidiaries are required to establish a quality management system that includes clearly defined processes and procedures for ensuring regulated products are developed, manufactured and distributed in accordance with applicable regulatory requirements and international standards. These subsidiaries also must establish processes and procedures for investigating and responding to customer complaints regarding the performance of regulated products.

•
Labeling. The labeling for regulated products must contain specified information and in some cases, the FDA must review and approve the labeling and any quality assurance protocols specified in the labeling. The FDA and other federal, state and non-U.S. regulatory bodies (including the Federal Trade Commission, the Office of the Inspector General of the Department of Health and Human Services, the U.S. Department of Justice, and various state Attorneys General) also monitor the manner in which the Company’s subsidiaries promote and advertise their products. Although physicians may use their medical judgment to employ medical devices for indications other than those cleared or approved by the FDA, the FDA prohibits manufacturers from promoting products for such “off-label” uses.

•
Imports and Exports. The FDCA establishes requirements for importing products into and exporting products from the United States. In general, any limitations on importing and exporting products apply only to products that have not received U.S. marketing clearance or approval.

•
Postmarket Reporting. After regulated products have been distributed to customers, the Company’s applicable subsidiaries may receive product complaints requiring them to investigate and report to the FDA certain events involving the products. These subsidiaries also must notify the FDA when they conduct recalls (known as field actions) involving their products.

In the European Union (“EU”), a single regulatory approval process exists, and conformity with the applicable legal requirements is represented by the CE mark. To obtain a CE mark, medical devices must meet minimum standards of performance, safety, and quality (known as the Essential Requirements), and then, according to their classification, comply with one or more of a selection of conformity assessment routes. An organization accredited by an EU Member State to certify whether a product meets the Essential Requirements, also known as a Notified Body, assesses the quality management systems of the device’s manufacturer and the device’s conformity to the essential and other requirements within the EU Medical Device or In Vitro Diagnostic (“IVD”) Directives. These EU Directives are being replaced by new sets of pan-EU regulations, which will reclassify medical device and IVD products and require more of those products to go through a formal Notified Body review of the product’s technical files in order to obtain CE marking in the future. Our medical device companies are also subject to quality system audits by Notified Bodies for compliance and certification to the EU standards. The national regulatory agencies of the EU countries (otherwise known as Competent Authorities), generally in the form of their ministries or departments of health, also oversee clinical research for medical devices, can conduct their own compliance audits and are responsible for postmarket surveillance of products once they are placed on the EU market. The Company’s applicable subsidiaries are required to report device failures and injuries potentially related to product use to these authorities in a timely manner.
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

•
The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) prohibits knowingly and willfully (1) executing a scheme to defraud any health care benefit program, including private payors, or (2) falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. In addition, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, also restricts the use and disclosure of patient-identifiable health information, mandates the adoption of standards relating to the privacy and security of patient-identifiable health information and requires the reporting of certain security breaches with respect to such information.

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

In addition:

•
certain products of the Company’s subsidiaries utilize radioactive material, and the Company is subject to federal, state, local and non-U.S. regulations governing the management, storage, handling and disposal of these materials; and

•
some of the in vitro diagnostic drugs-of-abuse assays and reagents of the Company’s subsidiaries contain small amounts of controlled substances, and as a result some of the Company’s facilities are inspected periodically by the United States Drug Enforcement Administration to ensure that the Company properly handles, stores, and disposes of controlled substances in the manufacture of those products.

For a discussion of risks related to regulation by the FDA and comparable agencies of other countries, and the other regulatory regimes referenced above, refer to “Item 1A. Risk Factors.”
Export/Import Compliance
The Company is required to comply with various U.S. export/import control and economic sanctions laws, including:

•
the International Traffic in Arms Regulations administered by the U.S. Department of State, Directorate of Defense Trade Controls, which, among other things, imposes license requirements on the export from the United States of defense articles and defense services listed on the U.S. Munitions List;

•
the Export Administration Regulations administered by the U.S. Department of Commerce, Bureau of Industry and Security, which, among other things, impose licensing requirements on the export, in-country transfer and re-export of certain dual-use goods, technology and software (which are items that have both commercial and military, or proliferation applications);

•
the regulations administered by the U.S. Department of Treasury, Office of Foreign Assets Control, which implement economic sanctions imposed against designated countries, governments and persons based on United States foreign policy and national security considerations; and

•	the import regulatory activities of the U.S. Customs and Border Protection and other U.S. government agencies.
Other nations’ governments have implemented similar export/import control and economic sanction regulations, which may affect the Company’s operations or transactions subject to their jurisdictions. For a discussion of risks related to export/import control and economic sanctions laws, refer to “Item 1A. Risk Factors.”

International Operations
The Company’s products and services are available worldwide, and its principal markets outside the United States are in Europe and Asia. The Company also has operations around the world, and this geographic diversity allows the Company to draw on the skills of a worldwide workforce, provides greater stability to its operations, allows the Company to drive economies of scale, provides revenue streams that may help offset economic trends that are specific to individual economies and offers the Company an opportunity to access new markets for products. In addition, the Company believes that future growth depends in part on its ability to continue developing products and sales models that successfully target emerging markets (also referred to in this Annual Report as “high-growth markets”). The Company defines high-growth markets as developing markets of the world generally experiencing rapid growth in gross domestic product and infrastructure which includes Eastern Europe, the Middle East, Africa, Latin America and Asia (with the exception of Japan and Australia).
The table below describes annual revenue derived from customers outside the United States as a percentage of total annual revenue for the years ended December 31, by segment and in the aggregate, based on geographic destination:

	2017	2016	2015
Life Sciences	67%	68%	64%
Diagnostics	63%	63%	63%
Dental	55%	54%	54%
Environmental & Applied Solutions	61%	61%	60%
Total	63%	62%	61%
The table below describes property, plant and equipment, net, located outside the United States as of December 31, as a percentage of total property, plant and equipment, net, by segment and in the aggregate:

	2017	2016	2015
Life Sciences	61%	48%	41%
Diagnostics	56%	51%	54%
Dental	48%	51%	57%
Environmental & Applied Solutions	35%	39%	39%
Total	54%	49%	48%
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
Major Customers
No customer accounted for more than 10% of consolidated sales in 2017, 2016 or 2015.
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
We generally sell our products and services in industries that are characterized by rapid technological changes, frequent new product introductions and changing industry standards. If we do not develop innovative new and enhanced products and services on a timely basis, our offerings will become obsolete over time and our competitive position and financial statements will suffer. Our success will depend on several factors, including our ability to:

•	correctly identify customer needs and preferences and predict future needs and preferences;

•	allocate our R&D funding to products and services with higher growth prospects;

•	anticipate and respond to our competitors’ development of new products and services and technological innovations;

•	differentiate our offerings from our competitors’ offerings and avoid commoditization;

•	innovate and develop new technologies and applications, and acquire or obtain rights to third-party technologies that may have valuable applications in our served markets;

•	obtain adequate intellectual property rights with respect to key technologies before our competitors do;

•	successfully commercialize new technologies in a timely manner, price them competitively and cost-effectively manufacture and deliver sufficient volumes of new products of appropriate quality on time;

•
obtain necessary regulatory approvals of appropriate scope (including with respect to medical device products by demonstrating satisfactory clinical results where applicable, as well as achieving third-party reimbursement); and

•	stimulate customer demand for and convince customers to adopt new technologies.
If we fail to accurately predict future customer needs and preferences or fail to produce viable technologies, we may invest heavily in R&D of products and services that do not lead to significant revenue, which would adversely affect our profitability.

Even if we successfully innovate and develop new and enhanced products and services, we may incur substantial costs in doing so, and our profitability may suffer. In addition, promising new offerings may fail to reach the market or realize only limited commercial success because of real or perceived efficacy or safety concerns, failure to achieve positive clinical outcomes, uncertainty over third-party reimbursement or entrenched patterns of clinical practice. Competitors may also develop after-market services and parts for our products which attract customers and adversely affect our return on investment for new products.
Our reputation, ability to do business and financial statements may be impaired by improper conduct by any of our employees, agents or business partners.
We cannot provide assurance that our internal controls and compliance systems will always protect us from acts committed by employees, agents or business partners of ours (or of businesses we acquire or partner with) that would violate U.S. and/or non-U.S. laws, including the laws governing payments to government officials, bribery, fraud, kickbacks and false claims, pricing, sales and marketing practices, conflicts of interest, competition, export and import compliance, money laundering and data privacy. In particular, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business, and we operate in many parts of the world that have experienced governmental corruption to some degree. Any such improper actions or allegations of such acts could damage our reputation and subject us to civil or criminal investigations in the United States and in other jurisdictions and related shareholder lawsuits, could lead to substantial civil and criminal, monetary and nonmonetary penalties and could cause us to incur significant legal and investigatory fees. In addition, the government may seek to hold us liable as a successor for violations committed by companies in which we invest or that we acquire. We also rely on our suppliers to adhere to our supplier standards of conduct, and material violations of such standards of conduct could occur that could have a material effect on our business, reputation and financial statements.
Certain of our businesses are subject to extensive regulation by the U.S. FDA and by comparable agencies of other countries, as well as laws regulating fraud and abuse in the health care industry and the privacy and security of health information. Failure to comply with those regulations could adversely affect our reputation, ability to do business and financial statements.
Certain of our products are medical devices and other products that are subject to regulation by the U.S. FDA, by other federal and state governmental agencies, by comparable agencies of other countries and regions and by regulations governing hazardous materials and drugs-of abuse (or the manufacture and sale of products containing any such materials). We cannot guarantee that we will be able to obtain regulatory clearance (such as 510(k) clearance) or approvals for our new products or modifications to (or additional indications or uses of) existing products within our anticipated timeframe or at all, and if we do obtain such clearance or approval it may be time-consuming, costly and subject to restrictions. Our ability to obtain such regulatory clearances or approvals will depend on many factors, for example our ability to obtain the necessary clinical trial results, and the process for obtaining such clearances or approvals could change over time and may require the withdrawal of products from the market until such clearances are obtained. Even after initial regulatory clearance or approval, if safety issues arise we may be required to amend conditions for use of a product, such as providing additional warnings on the product’s label or narrowing its approved intended use, which could reduce the product’s market acceptance. Failure to obtain required regulatory clearances or approvals before marketing our products (or before implementing modifications to or promoting additional indications or uses of our products), other violations of these regulations, real or perceived efficacy or safety concerns or trends of adverse events with respect to our products (even after obtaining clearance for distribution) and unfavorable or inconsistent clinical data from existing or future clinical trials can lead to FDA Form 483 Inspectional Observations, warning letters, notices to customers, declining sales, loss of customers, loss of market share, recalls, seizures of adulterated or misbranded products, injunctions, administrative detentions, refusals to permit importations, partial or total shutdown of production facilities or the implementation of operating restrictions, narrowing of permitted uses for a product, suspension or withdrawal of approvals and pre-market notification rescissions. We are also subject to various laws regulating fraud and abuse, pricing and sales and marketing practices in the health care industry and the privacy and security of health information, including the federal regulations described in “Item 1. Business—Regulatory Matters.”
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
The health care industry and related industries that we serve have undergone, and are in the process of undergoing, significant changes in an effort to reduce costs, including the following:

•
many of our customers, and the end-users to whom our customers supply products, rely on government funding of and reimbursement for health care products and services and research activities. The U.S. Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”), health care austerity measures in other countries and other potential health care reform changes and government austerity measures may reduce the amount of government funding or reimbursement available to customers or end-users of our products and services and/or the volume of medical procedures using our products and services. For example, the Protecting Access to Medicare Act of 2014, or PAMA, introduced a multi-year pricing program for services payable under the Clinical Laboratory Fee Schedule (“CLFS”) that is designed to bring Medicare allowable amounts in line with the amounts paid by private payers.  It is unclear whether and to what extent these new rates will affect overall pricing and reimbursement for clinical laboratory testing services, but if our customers conclude that Medicare reimbursement for these services is inadequate, it could in turn adversely impact the prices at which we sell our products. Other countries also control the price of health care products, directly or indirectly, through reimbursement, payment, pricing or coverage limitations or through compulsory licensing. Global economic uncertainty or deterioration can also adversely impact government funding and reimbursement.

•
the PPACA imposes on medical device manufacturers, such as Danaher, a 2.3% excise tax on U.S. sales of certain medical devices. The excise tax has been suspended until the end of 2019, but the Company would be subject to the tax beginning in 2020.

•
governmental and private health care providers and payors around the world are increasingly utilizing managed care for the delivery of health care services, forming group purchasing organizations and integrated health delivery networks and pursuing consolidation to improve their purchasing leverage and using competitive bid processes to procure health care products and services.

These changes as well as other impacts from market demand, government regulations, third-party coverage and reimbursement policies and societal pressures have increased our tax liabilities and may cause participants in the health care industry and related industries that we serve to purchase fewer of our products and services, reduce the prices they are willing to pay for our products or services, reduce the amounts of reimbursement and funding available for our products and services from governmental agencies or third-party payors, reduce the volume of medical procedures that use our products and services, affect the acceptance rate of new technologies and products and increase our compliance and other costs. In addition, we may be unable to enter into contracts with group purchasing organizations and integrated health networks on terms acceptable to us, and even if we do enter into such contracts they may be on terms that negatively affect our current or future profitability. All of the factors described above could adversely affect our business and financial statements.
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

Our acquisition of businesses, investments, joint ventures and strategic relationships could negatively impact our financial statements.
As part of our business strategy we acquire businesses, make investments and enter into joint ventures and other strategic relationships in the ordinary course, and we also from time to time complete more significant transactions; refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) for additional details. Acquisitions, investments, joint ventures and strategic relationships involve a number of financial, accounting, managerial, operational, legal, compliance and other risks and challenges, including the following, any of which could adversely affect our business and our financial statements:

•
any business, technology, service or product that we acquire or invest in could under-perform relative to our expectations and the price that we paid or not perform in accordance with our anticipated timetable, or we could fail to make any such business profitable.

•
we may incur or assume significant debt in connection with our acquisitions, investments, joint ventures or strategic relationships, which could also cause a deterioration of Danaher’s credit ratings, result in increased borrowing costs and interest expense and diminish our future access to the capital markets.

•
acquisitions, investments, joint ventures or strategic relationships could cause our financial results to differ from our own or the investment community’s expectations in any given period, or over the long-term.

•	pre-closing and post-closing earnings charges could adversely impact operating results in any given period, and the impact may be substantially different from period-to-period.

•
acquisitions, investments, joint ventures or strategic relationships could create demands on our management, operational resources and financial and internal control systems that we are unable to effectively address.

•	we could experience difficulty in integrating personnel, operations and financial and other controls and systems and retaining key employees and customers.

•	we may be unable to achieve cost savings or other synergies anticipated in connection with an acquisition, investment, joint venture or strategic relationship.

•
we may assume unknown liabilities, known contingent liabilities that become realized, known liabilities that prove greater than anticipated, internal control deficiencies or exposure to regulatory sanctions resulting from the acquired company’s or investee’s activities and the realization of any of these liabilities or deficiencies may increase our expenses, adversely affect our financial position or cause us to fail to meet our public financial reporting obligations.

•
in connection with acquisitions and joint ventures, we often enter into post-closing financial arrangements such as purchase price adjustments, earn-out obligations and indemnification obligations, which may have unpredictable financial results.

•
as a result of our acquisitions and investments, we have recorded significant goodwill and other assets on our balance sheet and if we are not able to realize the value of these assets, we may be required to incur impairment charges.

•
we may have interests that diverge from those of our joint venture partners or other strategic partners and we may not be able to direct the management and operations of the joint venture or other strategic relationship in the manner we believe is most appropriate, exposing us to additional risk.

•
investing in or making loans to early-stage companies often entails a high degree of risk, and we may not achieve the strategic, technological, financial or commercial benefits we anticipate; we may lose our investment or fail to recoup our loan; or our investment may be illiquid for a greater-than-expected period of time.

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
We continually assess the strategic fit of our existing businesses and may divest, spin-off, split-off or otherwise dispose of businesses that are deemed not to fit with our strategic plan or are not achieving the desired return on investment. For example, we split-off our communications business in 2015 and spun-off our Fortive business in 2016. Transactions such as these pose risks and challenges that could negatively impact our business and financial statements. For example, when we decide to sell or otherwise dispose of a business or assets, we may be unable to do so on satisfactory terms within our anticipated timeframe or at all, and even after reaching a definitive agreement to sell or dispose a business the sale is typically subject to satisfaction of pre-closing conditions which may not become satisfied. In addition, divestitures or other dispositions may dilute the Company’s earnings per share, have other adverse financial and accounting impacts and distract management, and disputes may arise with buyers. In addition, we have retained responsibility for and/or have agreed to indemnify buyers against some known and unknown contingent liabilities related to a number of businesses we have sold or disposed. The resolution of these contingencies has not had a material effect on our financial statements but we cannot be certain that this favorable pattern will continue.
We could incur significant liability if the 2016 spin-off of Fortive Corporation (“Fortive”) or the 2015 split-off of our communications business is determined to be a taxable transaction.
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
On July 2, 2016, Danaher completed the separation (the “Separation”) of its former Test & Measurement segment, Industrial Technologies segment (excluding the product identification businesses) and retail/commercial petroleum business by distributing to Danaher stockholders on a pro rata basis all of the issued and outstanding common stock of Fortive, the entity Danaher incorporated to hold such businesses. To effect the Separation, Danaher distributed to its stockholders one share of Fortive common stock for every two shares of Danaher common stock outstanding as of June 15, 2016, the record date for the distribution.
We have received opinions from outside tax counsel to the effect that each of the Fortive Separation in 2016 and the split-off of our communications business in 2015 qualifies as a transaction that is described in Sections 355(a) and 368(a)(1)(D) of the Internal Revenue Code. These opinions rely on certain facts, assumptions, representations and undertakings regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not satisfied, our stockholders and we may not be able to rely on the respective opinion of tax counsel and could be subject to significant tax liabilities. Notwithstanding the opinion of tax counsel we have received, the Internal Revenue Service (“IRS”) could determine on audit that either or both separations are taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the respective opinion. If either transaction is determined to be taxable for U.S. federal income tax purposes, our stockholders that are subject to U.S. federal income tax and we could incur significant U.S. federal income tax liabilities.
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
We rely on information technology systems, some of which are managed by third-parties, to process, transmit and store electronic information (including sensitive data such as confidential business information and personally identifiable data relating to employees, customers, other business partners and patients), and to manage or support a variety of critical business processes and activities (such as receiving and fulfilling orders, billing, collecting and making payments, shipping products, providing services and support to customers and fulfilling contractual obligations). In addition, some of our remote monitoring products and services incorporate software and information technology that may house personal data and some products or software we sell to customers may connect to our systems for maintenance or other purposes. These systems, products and services may be damaged, disrupted or shut down due to attacks by computer hackers, computer viruses, ransomware, human error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events, and in any such circumstances our system redundancy and other disaster recovery planning may be ineffective or inadequate. Attacks may also target hardware, software and information installed, stored or transmitted in our products after such products have been purchased and incorporated into third-party products, facilities or infrastructure. Security breaches of systems provided or enabled by us, regardless of whether the breach is attributable to a vulnerability in our products or services, could result in the misappropriation, destruction or unauthorized disclosure of confidential information or personal data belonging to us or to our employees, partners, customers or suppliers. Like most multinational corporations, our information technology systems have been subject to computer viruses, malicious codes, unauthorized access and other cyber-attacks and we expect the sophistication and frequency of such attacks to continue to increase. Unauthorized tampering, adulteration or interference with our products may also adversely affect product functionality and result in loss of data, risk to patient safety and product recalls or field actions. Any of the attacks, breaches or other disruptions or damage described above could interrupt our operations or the operations of our customers and partners, delay production and shipments, result in theft of our and our customers’ intellectual property and trade secrets, damage customer and business partner relationships and our reputation or result in defective products or services, legal claims and proceedings, liability and penalties under privacy laws and increased costs for security and remediation, each of which could adversely affect our business, reputation and financial statements.
If we are unable to maintain reliable information technology systems and appropriate controls with respect to global data privacy and security requirements and prevent data breaches, we may suffer regulatory consequences in addition to business consequences. As a global organization, we are subject to data privacy and security laws, regulations, and customer-imposed controls in numerous jurisdictions as a result of having access to and processing confidential, personal and/or sensitive data in the course of our business. For example, in the United States, HIPAA privacy and security rules require certain of our operations to maintain controls to protect the availability and confidentiality of patient health information, individual states regulate data breach and security requirements and multiple governmental bodies assert authority over aspects of the protection of personal privacy. European laws require us to have an approved legal mechanism to transfer personal data out of Europe, and the new EU General Data Protection Regulation, which takes effect in May 2018, will impose significantly stricter requirements in how we collect and process personal data. Several countries, such as China and Russia, have passed laws that require personal data relating to their citizens to be maintained on local servers and impose additional data transfer restrictions. Government enforcement actions can be costly and interrupt the regular operation of our business, and data breaches or violations of data privacy laws can result in fines, reputational damage and civil lawsuits, any of which may adversely affect our business, reputation and financial statements.
Our operations, products and services expose us to the risk of environmental, health and safety liabilities, costs and violations that could adversely affect our business, reputation and financial statements.
Our operations, products and services are subject to environmental laws and regulations, which impose limitations on the discharge of pollutants into the environment, establish standards for the use, generation, treatment, storage and disposal of hazardous and nonhazardous wastes and impose end-of-life disposal and take-back programs. We must also comply with various health and safety regulations in the United States and abroad in connection with our operations. We cannot assure you that our environmental, health and safety compliance program (or the compliance programs of businesses we acquire) have been or will at all times be effective. Failure to comply with any of these laws could result in civil and criminal, monetary and nonmonetary penalties and damage to our reputation. In addition, we cannot provide assurance that our costs of complying with current or future environmental protection and health and safety laws will not exceed our estimates or adversely affect our financial statements.
In addition, we may incur costs related to remedial efforts or alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices. We are also from time to time party to personal injury, property damage or other claims brought by private parties alleging injury or damage due to the presence of or exposure to hazardous substances. We may also become subject to additional remedial, compliance or personal injury costs due to future events such as changes in existing laws or regulations, changes in agency direction or enforcement policies, developments in remediation technologies, changes in the conduct of our operations and changes in accounting rules. For additional information regarding these risks, refer to Note 16 to the Consolidated Financial Statements included in this Annual Report. We cannot assure you that our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our reputation and financial statements or that we will not be subject to additional claims for personal injury or remediation in the future based on our past, present or future business activities. However, based on the information we currently have we do not believe that it is reasonably possible that any amounts we may be required to pay in connection with environmental matters in excess of our reserves as of December 31, 2017 will have a material effect on our financial statements.
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

These are not the only regulations that our businesses must comply with. The regulations we are subject to have tended to become more stringent over time and may be inconsistent across jurisdictions. We, our representatives and the industries in which we operate may at times be under review and/or investigation by regulatory authorities. Failure to comply (or any alleged or perceived failure to comply) with the regulations referenced above or any other regulations could result in civil and criminal, monetary and nonmonetary penalties, and any such failure or alleged failure (or becoming subject to a regulatory enforcement investigation) could also damage our reputation, disrupt our business, limit our ability to manufacture, import, export and sell products and services, result in loss of customers and disbarment from selling to certain federal agencies and cause us to incur significant legal and investigatory fees. Compliance with these and other regulations may also affect our returns on investment, require us to incur significant expenses or modify our business model or impair our flexibility in modifying product, marketing, pricing or other strategies for growing our business. Our products and operations are also often subject to the rules of industrial standards bodies such as the International Standards Organization, and failure to comply with these rules could result in withdrawal of certifications needed to sell our products and services and otherwise adversely impact our business and financial statements. For additional information regarding these risks, refer to “Item 1. Business—Regulatory Matters.”
Our restructuring actions could have long-term adverse effects on our business.
In recent years, we have implemented significant restructuring activities across our businesses to adjust our cost structure, and we may engage in similar restructuring activities in the future. These restructuring activities and our regular ongoing cost reduction activities (including in connection with the integration of acquired businesses) reduce our available talent, assets and other resources and could slow improvements in our products and services, adversely affect our ability to respond to customers, limit our ability to increase production quickly if demand for our products increases and trigger adverse public attention. In addition, delays in implementing planned restructuring activities or other productivity improvements, unexpected costs or failure to meet targeted improvements may diminish the operational or financial benefits we expect to realize from such actions. Any of the circumstances described above could adversely impact our business and financial statements.
We may be required to recognize impairment charges for our goodwill and other intangible assets.
As of December 31, 2017, the net carrying value of our goodwill and other intangible assets totaled approximately $36.8 billion. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of our assets, changes in the structure of our business, divestitures, market capitalization declines, or increases in associated discount rates may impair our goodwill and other intangible assets. Any charges relating to such impairments would adversely affect our results of operations in the periods recognized.
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
We are subject to income taxes in the U.S. and in various non-U.S. jurisdictions.  On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted.  The TCJA significantly revises the U.S. federal corporate income tax law by, among other things, lowering the corporate income tax rate to 21% (beginning in 2018), implementing a territorial tax system, and imposing a one-time tax on unremitted cumulative non-U.S. earnings of foreign subsidiaries (“Transition Tax”).  The U.S. Treasury Department and IRS have not yet issued regulations with respect to the TCJA.
Due to the potential for changes to tax laws and regulations or changes to the interpretation thereof (including regulations and interpretations pertaining to the TCJA), the ambiguity of tax laws and regulations, the subjectivity of factual interpretations, the complexity of our intercompany arrangements, uncertainties regarding the geographic mix of earnings in any particular period, and other factors, our estimates of effective tax rate and income tax assets and liabilities may be incorrect and our financial statements could be adversely affected; please refer to MD&A for a discussion of additional factors that may adversely affect our effective tax rate and decrease our profitability in any period.  For example, our estimate of the net one-time charge we have incurred related to the TCJA could differ materially from our actual liability, due to, among other things, further refinement of our calculations, changes in interpretations and assumptions that we have made, additional guidance that may be issued by the U.S. Treasury Department and IRS, and actions we may take as a result of the TCJA. The impact of the factors referenced in the first sentence of this paragraph may be substantially different from period-to-period.
In addition, the amount of income taxes we pay is subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. tax authorities, such as the audits described in MD&A and the Company’s financial statements.  If audits result in payments or assessments different from our reserves, our future results may include unfavorable adjustments to our tax liabilities and our financial statements could be adversely affected.  Any further significant changes to the tax system in the United States or in other jurisdictions (including changes in the taxation of international income as further described below) could adversely affect our financial statements.
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
We are subject to a variety of litigation and other legal and regulatory proceedings incidental to our business (or the business operations of previously owned entities), including claims or counterclaims for damages arising out of the use of products or services and claims relating to intellectual property matters, employment matters, tax matters, commercial disputes, competition and sales and trading practices, environmental matters, personal injury, insurance coverage and acquisition or divestiture-related matters, as well as regulatory investigations or enforcement. We may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, divested businesses. The types of claims made in lawsuits include claims for compensatory damages, punitive and consequential damages (and in some cases, treble damages) and/or injunctive relief. The defense of these lawsuits may divert our management’s attention, we may incur significant expenses in defending these lawsuits, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our operations and financial statements. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against such losses. In addition, developments in proceedings in any given period may require us to adjust the loss contingency estimates that we have recorded in our financial statements, record estimates for liabilities or assets previously not susceptible of reasonable estimates or pay cash settlements or judgments. Any of these developments could adversely affect our financial statements in any particular period. We cannot assure you that our liabilities in connection with litigation and other legal and regulatory proceedings will not exceed our estimates or adversely affect our financial statements and business. However, based on our experience, current information and applicable law, we do not believe that it is reasonably possible that any amounts we may be required to pay in connection with litigation and other legal and regulatory proceedings in excess of our reserves as of December 31, 2017 will have a material effect on our financial statements.
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

The U.S. government has certain rights to use and disclose some of the intellectual property that we license and could exclusively license it to a third-party if we fail to achieve practical application of the intellectual property.
Certain technology licensed by us under agreements with third-party licensors may be subject to government rights. Government rights in inventions conceived or reduced to practice under a government-funded program may include a nonexclusive, royalty-free worldwide license to practice or have practiced such inventions for any governmental purpose. In addition, the U.S. government has the right to require us or our licensors (as applicable) to grant licenses which would be exclusive under any of such inventions to a third-party if they determine that: (1) adequate steps have not been taken to commercialize such inventions in a particular field of use; (2) such action is necessary to meet public health or safety needs; or (3) such action is necessary to meet requirements for public use under federal regulations. Further, the government rights include the right to use and disclose, without limitation, technical data relating to licensed technology that was developed in whole or in part at government expense.
Defects and unanticipated use or inadequate disclosure with respect to our products or services (including software), or allegations thereof, could adversely affect our business, reputation and financial statements.
Manufacturing or design defects or “bugs” in, unanticipated use of, safety or quality issues (or the perception of such issues) with respect to, “off label” use of, or inadequate disclosure of risks relating to the use of products and services that we make or sell (including items that we source from third-parties) can lead to personal injury, death, property damage, loss of profits or other liability. These events could lead to recalls or safety alerts, result in the removal of a product or service from the market and result in product liability or similar claims being brought against us. Recalls, removals and product liability and similar claims (regardless of their validity or ultimate outcome) can result in significant costs, as well as negative publicity and damage to our reputation that could reduce demand for our products and services. Our business can also be affected by studies of the utilization, safety and efficacy of medical device products and components that are conducted by industry participants, government agencies and others. Any of the above can result in the discontinuation of marketing of such products in one or more countries, and may give rise to claims for damages from persons who believe they have been injured as a result of product issues.
The manufacture of many of our products is a highly exacting and complex process, and if we directly or indirectly encounter problems manufacturing products, our reputation, business and financial statements could suffer.
The manufacture of many of our products is a highly exacting and complex process, due in part to strict regulatory requirements. Problems may arise during manufacturing for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials, natural disasters and environmental factors, and if not discovered before the product is released to market could result in recalls and product liability exposure. Because of the time required to approve and license certain regulated manufacturing facilities and other stringent regulations of the FDA and similar agencies regarding the manufacture of certain of our products, an alternative manufacturer may not be available on a timely basis to replace such production capacity. Any of these manufacturing problems could result in significant costs, liability and lost revenue, as well as negative publicity and damage to our reputation that could reduce demand for our products.
Our indebtedness may limit our operations and our use of our cash flow, and any failure to comply with the covenants that apply to our indebtedness could adversely affect our liquidity and financial statements.
As of December 31, 2017, we had approximately $10.5 billion in outstanding indebtedness. In addition, as of December 31, 2017, we had the ability to incur an additional $1.6 billion of indebtedness in direct borrowings or under the outstanding commercial paper facility based on the amounts available under the Company’s $4.0 billion credit facility which were not being used to backstop outstanding commercial paper balances. Our debt level and related debt service obligations can have negative consequences, including (1) requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our debt, which reduces the funds we have available for other purposes such as acquisitions and capital investment; (2) reducing our flexibility in planning for or reacting to changes in our business and market conditions; and (3) exposing us to interest rate risk since a portion of our debt obligations are at variable rates. We may incur significantly more debt in the future, particularly to finance acquisitions, and there can be no assurance that our cost of funding will not substantially increase.
Our current revolving credit facility and long-term debt obligations also impose certain restrictions on us; for more information refer to MD&A. If we breach any of these restrictions and do not obtain a waiver from the lenders, subject to applicable cure periods the outstanding indebtedness (and any other indebtedness with cross-default provisions) could be declared immediately due and payable, which would adversely affect our liquidity and financial statements. In addition, any failure to maintain the credit ratings assigned to us by independent rating agencies would adversely affect our cost of funds and could adversely affect our liquidity and access to the capital markets. If we add new debt, the risks described above could increase.

Adverse changes in our relationships with, or the financial condition, performance, purchasing patterns or inventory levels of, key distributors and other channel partners could adversely affect our financial statements.
Certain of our businesses sell a significant amount of their products to or through key distributors and other channel partners that have valuable relationships with customers and end-users. Some of these distributors and other partners also sell our competitors’ products or compete with us directly, and if they favor competing products for any reason they may fail to market our products effectively. Adverse changes in our relationships with these distributors and other partners, reduction or discontinuation of their purchases from us or adverse developments in their financial condition, performance or purchasing patterns, could adversely affect our business and financial statements. The levels of inventory maintained by our distributors and other channel partners, and changes in those levels, can also significantly impact our results of operations in any given period. In addition, the consolidation of distributors and customers in certain of our served industries could adversely impact our business and financial statements.
Certain of our businesses rely on relationships with collaborative partners and other third-parties for development, supply and marketing of certain products and potential products, and such collaborative partners or other third-parties could fail to perform sufficiently.
We believe that for certain of our businesses, success in penetrating target markets depends in part on their ability to develop and maintain collaborative relationships with other companies. Relying on collaborative relationships is risky because, among other things, our collaborative partners may (1) not devote sufficient resources to the success of our collaborations; (2) fail to obtain regulatory approvals necessary to continue the collaborations in a timely manner; (3) be acquired by other companies and terminate our collaborative partnership or become insolvent; (4) compete with us; (5) disagree with us on key details of the collaborative relationship; (6) have insufficient capital resources; and (7) decline to renew existing collaborations on acceptable terms. Because these and other factors may be beyond our control, the development or commercialization of our products involved in collaborative partnerships may be delayed or otherwise adversely affected. If we or any of our collaborative partners terminate a collaborative arrangement, we may be required to devote additional resources to product development and commercialization or we may need to cancel some development programs, which could adversely affect our business and financial statements.
Our financial results are subject to fluctuations in the cost and availability of commodities that we use in our operations.
As discussed in “Item 1. Business—Materials,” our manufacturing and other operations employ a wide variety of components, raw materials and other commodities. Prices for and availability of these components, raw materials and other commodities have fluctuated significantly in the past. Any sustained interruption in the supply of these items could adversely affect our business. In addition, due to the highly competitive nature of the industries that we serve, the cost-containment efforts of our customers and the terms of certain contracts we are party to, if commodity prices rise we may be unable to pass along cost increases through higher prices. If we are unable to fully recover higher commodity costs through price increases or offset these increases through cost reductions, or if there is a time delay between the increase in costs and our ability to recover or offset these costs, our margins and profitability could decline and our financial statements could be adversely affected.
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
We compete in markets in which we and our customers must comply with supranational, federal, state, local and other jurisdictional regulations, such as regulations governing health and safety, the environment, food and drugs, privacy and electronic communications. We develop, configure and market our products and services to meet customer needs created by these regulations. These regulations are complex, change frequently, have tended to become more stringent over time and may be inconsistent across jurisdictions. Any significant change in any of these regulations (or in the interpretation or application thereof) could reduce demand for, increase our costs of producing or delay the introduction of new or modified products and services, or could restrict our existing activities, products and services. For example, a number of our products and services are marketed to the pharmaceutical and related industries for use in discovering and developing drugs and therapies. Changes in the U.S. FDA’s regulation of the drug discovery and development process could have an adverse effect on the demand for these products and services. In addition, in certain of our markets our growth depends in part upon the introduction of new regulations. In these markets, the delay or failure of governmental and other entities to adopt or enforce new regulations, the adoption of new regulations which our products and services are not positioned to address or the repeal of existing regulations, could adversely affect demand. In addition, regulatory deadlines may result in substantially different levels of demand for our products and services from period-to-period.
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
In 2017, approximately 63% of our sales were derived from customers outside the United States. In addition, many of our manufacturing operations, suppliers and employees are located outside the United States. Since our growth strategy depends in part on our ability to further penetrate markets outside the United States and increase the localization of our products and services, we expect to continue to increase our sales and presence outside the United States, particularly in the high-growth markets. Our international business (and particularly our business in high-growth markets) is subject to risks that are customarily encountered in non-U.S. operations, including:

•	interruption in the transportation of materials to us and finished goods to our customers;

•	differences in terms of sale, including payment terms;

•	local product preferences and product requirements;

•	changes in a country’s or region’s political or economic conditions, such as the devaluation of particular currencies;

•	trade protection measures, embargoes and import or export restrictions and requirements;

•	unexpected changes in laws or regulatory requirements, including changes in tax laws;

•	capital controls and limitations on ownership and on repatriation of earnings and cash;

•	the potential for nationalization of enterprises;

•	changes in medical reimbursement policies and programs;

•	limitations on legal rights and our ability to enforce such rights;

•	difficulty in staffing and managing widespread operations;

•	differing labor regulations;

•	difficulties in implementing restructuring actions on a timely or comprehensive basis; and

•	differing protection of intellectual property.
Any of these risks could negatively affect our financial statements and business, including our growth rate.
Significant developments stemming from the current U.S. administration or the United Kingdom’s referendum on membership in the EU could have an adverse effect on us.
Changes, potential changes or uncertainties in U.S. social, political, regulatory and economic conditions or laws and policies governing the health care system and drug prices, foreign trade, manufacturing, and development and investment in the territories and countries where we or our customers operate, stemming from the current U.S. administration, could adversely affect our business and financial statements. For example, the current U.S. administration has called for substantial changes to trade agreements, such as the North American Free Trade Agreement (“NAFTA”), has increased tariffs on certain goods imported into the United States and has raised the possibility of imposing significant, additional tariff increases.
Additionally, on June 23, 2016, the United Kingdom held a referendum and voted in favor of leaving the EU. This referendum has caused and may continue to cause political and economic uncertainty, including significant volatility in global stock markets and currency exchange rate fluctuations. Although it is unknown what the full terms of the United Kingdom’s future relationship with the EU will be, it is possible that there will be greater restrictions on imports and exports between the United Kingdom and other countries, including the United States, and increased regulatory complexities. Any of these factors could adversely affect customer demand, our relationships with customers and suppliers and our business and financial statements.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
Danaher’s corporate headquarters are located in Washington, D.C. in a facility that the Company leases. As of December 31, 2017, the Company had facilities in over 60 countries, including approximately 248 significant manufacturing and distribution facilities. 111 of these facilities are located in the United States in over 25 states and 137 are located outside the United States in over 31 other countries, primarily in Europe and to a lesser extent in Asia, the rest of North America, South America and Australia. These facilities cover approximately 22 million square feet, of which approximately 11 million square feet are owned and approximately 11 million square feet are leased. Particularly outside the United States, facilities often serve more than one business segment and may be used for multiple purposes, such as administration, sales, manufacturing, warehousing and/or distribution. The number of significant manufacturing and distribution facilities by business segment is:

•	Life Sciences, 76;

•	Diagnostics, 77;

•	Dental, 43; and

•	Environmental & Applied Solutions, 52.
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

ITEM 3. LEGAL PROCEEDINGS
In September 2016, the U.S. Environmental Protection Agency (“EPA”) issued a Notice of Violation to the Richmond, Illinois facility of Leica Biosystems Richmond, Inc. (“Leica Biosystems”), an indirect subsidiary of the Company, alleging that the facility violated certain provisions of the Clean Air Act and related regulations pertaining to permitting requirements, emissions limitations and the installation and use of proper controls.  In December 2017, Leica Biosystems and the EPA reached an agreement in principle on an agency administrative settlement whereby all of Leica Biosystems’ alleged violations would be settled for a payment of approximately $175,000 and certain injunctive relief. The parties expect to reflect the terms of the agreement in principle in an administrative order to be negotiated. The Company does not believe that the final resolution of this matter will have a material adverse effect on the Company’s results of operations, cash flow or financial condition.
For additional information regarding legal proceedings, refer to the section titled “Legal Proceedings” in MD&A.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
Set forth below are the names, ages, positions and experience of Danaher’s executive officers as of February 8, 2018. All of Danaher’s executive officers hold office at the pleasure of Danaher’s Board of Directors. Unless otherwise stated, the positions indicated are Danaher positions.

Name	Age	Position	Officer Since
Steven M. Rales	66	Chairman of the Board	1984
Mitchell P. Rales	61	Chairman of the Executive Committee	1984
Thomas P. Joyce, Jr.	57	Chief Executive Officer and President	2002
Daniel L. Comas	54	Executive Vice President and Chief Financial Officer	1996
Rainer M. Blair	53	Executive Vice President	2014
William K. Daniel II	53	Executive Vice President	2006
Joakim Weidemanis	48	Executive Vice President	2017
Brian W. Ellis	51	Senior Vice President – General Counsel	2016
William H. King	50	Senior Vice President – Strategic Development	2005
Angela S. Lalor	52	Senior Vice President – Human Resources	2012
Robert S. Lutz	60	Senior Vice President – Chief Accounting Officer	2002
Daniel A. Raskas	51	Senior Vice President – Corporate Development	2004
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
Thomas P. Joyce, Jr. has served on Danaher’s Board of Directors and as Danaher’s President and Chief Executive Officer since September 2014 after serving as Executive Vice President – CEO Designate from April 2014 to September 2014 and as Executive Vice President from 2006 to April 2014.

Daniel L. Comas has served as Executive Vice President and Chief Financial Officer since 2005.
Rainer M. Blair has served as Executive Vice President since January 2017 after serving as Vice President – Group Executive from March 2014 until January 2017 and as President of Danaher’s Sciex business from January 2011 to March 2014.
William K. Daniel II has served as Executive Vice President since 2008.
Joakim Weidemanis has served as Executive Vice President since December 2017 after serving as Vice President – Group Executive from March 2014 until December 2017 and as Group President – Marking and Coding from January 2013 to March 2014.
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
Robert S. Lutz has served as Senior Vice President – Chief Accounting Officer since February 2010.
Daniel A. Raskas has served as Senior Vice President – Corporate Development since February 2010.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the symbol DHR. As of February 8, 2018, there were approximately 2,500 holders of record of Danaher’s common stock. The high and low common stock prices per share as reported on the New York Stock Exchange, and the dividends declared per share, in each case for the periods described below, were as follows:

	2017				2016 (d)
	High	Low	Dividends Per Share		High	Low	Dividends Per Share
First quarter	$88.01	$78.22	$0.14	(a)	$95.89	$81.25	$0.16	(b)
Second quarter	87.00	81.36	0.14		102.79	92.45	0.16
Third quarter	88.62	78.97	0.14		82.64	76.15	0.125	(c)
Fourth quarter	95.16	83.81	0.14		81.30	75.71	0.125

(a)	The Company increased its quarterly dividend rate in the first quarter of 2017 to $0.14 per share.

(b)	The Company increased its quarterly dividend rate in the first quarter of 2016 to $0.16 per share.

(c)	Subsequent to the Separation of Fortive, the Company reduced its quarterly dividend rate to $0.125 per share.

(d)	The stock prices in the above table on or prior to July 2, 2016, the date of the Fortive Separation, have not been adjusted for the Separation.
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
Issuer Purchases of Equity Securities
On July 16, 2013, the Company’s Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Repurchase Program, and the timing and amount of any shares repurchased under the program will be determined by the Company’s management based on its evaluation of market conditions and other factors. The Repurchase Program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plan) and for other corporate purposes. As of December 31, 2017, 20 million shares remained available for repurchase pursuant to the Repurchase Program. The Company expects to fund any future stock repurchases using the Company’s available cash balances or proceeds from the issuance of debt.
Except in connection with the disposition of the Company’s communications business to NetScout Systems, Inc. (“NetScout”) in 2015, neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during 2017, 2016 or 2015. Refer to Note 3 to the Consolidated Financial Statements included in this Annual Report for a discussion of the 26 million shares of Danaher common stock tendered to and repurchased by the Company in connection with the disposition of the Company’s communications business to NetScout.
Recent Issuances of Unregistered Securities
During the fourth quarter of 2017, holders of certain of the Company’s Liquid Yield Option Notes due 2021 (“LYONs”) converted such LYONs into an aggregate of one thousand shares of Danaher common stock, par value $0.01 per share. In each case, the shares of common stock were issued solely to existing security holders upon conversion of the LYONs pursuant to the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA
($ in millions, except per share information)

	2017		2016		2015		2014		2013
Sales	$18,329.7		$16,882.4		$14,433.7		$12,866.9		$12,360.9
Operating profit	3,021.2		2,750.9		2,162.2		2,045.0		1,929.9
Net earnings from continuing operations	2,469.8	(a)(b)	2,153.4	(c)(d)	1,746.7	(f)	1,638.7	(h)	1,742.9	(i)
Earnings from discontinued operations, net of income taxes	22.3		400.3		1,610.7	(e)	959.7	(g)	952.1
Net earnings	$2,492.1	(a)(b)	$2,553.7	(c)(d)	$3,357.4	(e)(f)	$2,598.4	(g)(h)	$2,695.0	(i)
Net earnings per share from continuing operations:
Basic	$3.55	(a)(b)	$3.12	(c)(d)	$2.50	(f)	$2.33	(h)	$2.50	(i)
Diluted	$3.50	(a)(b)	$3.08	(c)(d)	$2.47	(f)	$2.29	(h)	$2.46	(i)
Net earnings per share from discontinued operations:
Basic	$0.03		$0.58		$2.31	(e)	$1.37	(g)	$1.37
Diluted	$0.03		$0.57		$2.27	(e)	$1.34	(g)	$1.34
Net earnings per share:
Basic	$3.58	(a)(b)	$3.69	(c)(d) *	$4.81	(e)(f)	$3.70	(g)(h)	$3.87	(i)
Diluted	$3.53	(a)(b)	$3.65	(c)(d)	$4.74	(e)(f)	$3.63	(g)(h)	$3.80	(i)
Dividends declared per share	$0.56	(j)	$0.57	(k)	$0.54	(l)	$0.40	(m)	$0.10
Total assets	$46,648.6		$45,295.3		$48,222.2		$36,991.7		$34,672.2
Total debt	$10,522.1		$12,269.0		$12,870.4		$3,473.4		$3,499.0

(a)
Includes $73 million ($46 million after-tax or $0.06 per diluted share) gain on sale of certain marketable equity securities. Refer to Note 13 to the Consolidated Financial Statements included in this Annual Report for additional information.

(b)
Includes $146 million ($0.21 per diluted share) of discrete tax benefits associated with the resolution of uncertain tax positions as well as the remeasurement of deferred tax assets and liabilities and the Transition Tax from the Tax Cuts and Jobs Act. Refer to Note 12 to the Consolidated Financial Statements included in this Annual Report for additional information.

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

(f)
Includes $12 million ($8 million after-tax or $0.01 per diluted share) gain on sale of certain marketable equity securities. Refer to Note 13 to the Consolidated Financial Statements included in this Annual Report for additional information.

(g)	Includes $34 million ($26 million after-tax or $0.04 per diluted share) gain on sale of the Company’s electric vehicle systems/hybrid product line.

(h)	Includes $123 million ($77 million after-tax or $0.11 per diluted share) gain on sale of certain marketable equity securities.

(i)
Includes $230 million ($144 million after-tax or $0.20 per diluted share) gain on sale of the Company’s investment in the Apex Tool Group, LLC joint venture and $202 million ($125 million after-tax or $0.18 per diluted share) gain on sale of certain marketable equity securities.

(j)	The Company increased its quarterly dividend rate in 2017 to $0.14 per share.

(k)
The Company increased its quarterly dividend rate in the first quarter of 2016 to $0.16 per share and subsequently reduced its quarterly dividend rate to $0.125 per share as a result of the Separation of Fortive in the third quarter of 2016.

(l)	The Company increased its quarterly dividend rate in 2015 to $0.135 per share.

(m)	The Company increased its quarterly dividend rate in 2014 to $0.10 per share.

*	Net earnings per share amount does not add due to rounding.

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
This discussion and analysis should be read along with Danaher’s audited financial statements and related Notes thereto as of December 31, 2017 and 2016 and for each of the three years in the period ended December 31, 2017 included in this Annual Report.
OVERVIEW
General
Refer to “Item 1. Business—General” for a discussion of Danaher’s strategic objectives and methodologies for delivering long-term shareholder value. Danaher is a multinational business with global operations. During 2017, approximately 63% of Danaher’s sales were derived from customers outside the United States. As a diversified, global business, Danaher’s operations are affected by worldwide, regional and industry-specific economic and political factors. Danaher’s geographic and industry diversity, as well as the range of its products, software and services, help limit the impact of any one industry or the economy of any single country on its consolidated operating results. Given the broad range of products manufactured, software and services provided and geographies served, management does not use any indices other than general economic trends to predict the overall outlook for the Company. The Company’s individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.
As a result of the Company’s geographic and industry diversity, the Company faces a variety of opportunities and challenges, including rapid technological development (particularly with respect to computing, automation, artificial intelligence, mobile connectivity, communications and digitization) in most of the Company’s served markets, the expansion and evolution of opportunities in high-growth markets, trends and costs associated with a global labor force, consolidation of the Company’s competitors and increasing regulation. The Company operates in a highly competitive business environment in most markets, and the Company’s long-term growth and profitability will depend in particular on its ability to expand its business in high-growth geographies and high-growth market segments, identify, consummate and integrate appropriate acquisitions, develop innovative and differentiated new products and services with higher gross profit margins, expand and improve the effectiveness of the Company’s sales force, continue to reduce costs and improve operating efficiency and quality, and effectively address the demands of an increasingly regulated global environment. The Company is making significant investments, organically and through acquisitions, to address the rapid pace of technological change in its served markets and to globalize its manufacturing, research and development and customer-facing resources (particularly in high-growth markets) in order to be responsive to the Company’s customers throughout the world and improve the efficiency of the Company’s operations.
Business Performance
Consolidated sales for the year ended December 31, 2017 increased 8.5% as compared to 2016. While differences exist among the Company’s businesses, on an overall basis, demand for the Company’s products and services increased on a year-over-year basis in 2017 as compared to 2016. This demand, together with the Company’s continued investments in sales growth initiatives and the other business-specific factors discussed below, contributed to year-over-year core sales growth of 3.5% (for the definition of “core sales,” refer to “—Results of Operations” below). Geographically, both high-growth and developed markets contributed to year-over-year core sales growth during 2017. The Company defines high-growth markets as developing markets of the world experiencing rapid growth in gross domestic product and infrastructure which includes Eastern Europe, the Middle East, Africa, Latin America and Asia (with the exception of Japan and Australia). Core sales growth rates in high-growth markets grew at a high-single digit rate in 2017 as compared to 2016 led by strength in China, India, Eastern Europe and Latin America, partially offset by weakness in the Middle East. High-growth markets represented approximately 30% of the Company’s total sales in 2017. Core sales in developed markets grew at a low-single digit rate in 2017 as compared to 2016 and were driven by North America and Western Europe.
The Company’s income from continuing operations for the year-ended December 31, 2017 totaled approximately $2.5 billion, or $3.50 per diluted share, compared to approximately $2.2 billion, or $3.08 per diluted share for the year ended December 31, 2016.
During 2017, the Company made the strategic decision to discontinue a molecular diagnostic product line in its Diagnostics segment. As a result, the Company recorded $76 million of pretax restructuring, impairment and other related charges ($51 million after-tax or $0.07 per diluted share). These charges included $49 million of noncash charges for the impairment of certain technology-related intangible assets as well as related inventory and property, plant and equipment with no further use. In addition, the Company incurred $27 million of cash restructuring costs primarily related to employee severance and related charges. Substantially all restructuring activities related to this discontinued product line were completed in 2017.
Acquisitions
During 2017, the Company acquired ten businesses for total consideration of $386 million in cash, net of cash acquired. The businesses acquired complement existing units of the Company’s Life Sciences, Dental and Environmental & Applied Solutions segments. The aggregate annual sales of these ten businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were $160 million.
For a discussion of the Company’s 2016 and 2015 acquisition and disposition activity, refer to “Liquidity and Capital Resources—Investing Activities”.
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
During the second quarter of 2016, the Company received net cash distributions of approximately $3.0 billion from Fortive as consideration for the Company’s contribution of assets to Fortive in connection with the Separation (“Fortive Distribution”). Danaher used a portion of the cash distribution proceeds to repay the $500 million aggregate principal amount of 2.3% senior unsecured notes that matured in June 2016 and to redeem approximately $1.9 billion in aggregate principal amount of outstanding indebtedness in August 2016 (consisting of the Company’s 5.625% senior unsecured notes due 2018, 5.4% senior unsecured notes due 2019 and 3.9% senior unsecured notes due 2021 (collectively the “Redeemed Notes”)). Danaher also paid an aggregate of $188 million in make-whole premiums in connection with the August 2016 redemptions, plus accrued and unpaid interest. The Company used the balance of the Fortive Distribution to fund certain of the Company’s regular, quarterly cash dividends to shareholders.
The accounting requirements for reporting the Separation of Fortive as a discontinued operation were met when the Separation was completed. Accordingly, the accompanying Consolidated Financial Statements for all periods presented reflect this business as a discontinued operation. The Company allocated a portion of the consolidated interest expense and income to discontinued operations based on the ratio of the discontinued business’ net assets to the Company’s consolidated net assets. Fortive had revenues of approximately $3.0 billion in 2016 prior to the Separation and approximately $6.2 billion in 2015.
As a result of the Separation, the Company incurred $48 million in Separation-related costs during the year ended December 31, 2016 which are included in earnings from discontinued operations, net of income taxes in the accompanying Consolidated Statement of Earnings. These Separation costs primarily relate to professional fees associated with preparation of regulatory filings and Separation activities within finance, tax, legal and information system functions as well as certain investment banking fees incurred upon the Separation.
In 2017, Danaher recorded a $22 million income tax benefit related to the release of previously provided reserves associated with uncertain tax positions on certain Danaher tax returns which were jointly filed with Fortive entities. These reserves were released due to the expiration of statutes of limitations for those returns. All Fortive entity-related balances were included in the income tax benefit related to discontinued operations.

Sale of Investments
The Company received $138 million of cash proceeds and recorded $22 million in short-term other receivables from the sale of certain marketable equity securities during 2017. The Company recorded a pretax gain related to this sale of $73 million ($46 million after-tax or $0.06 per diluted share).
For a discussion of the Company’s 2016 and 2015 sales of investments activity, refer to “Liquidity and Capital Resources—Investing Activities”.
U.S. Tax Cuts and Jobs Act
On December 22, 2017, the TCJA was enacted, which substantially changes the U.S. tax system, including lowering the corporate tax rate from 35% to 21% (beginning in 2018), and affected the Company in a number of ways. As a result of the TCJA, the Company recognized a provisional tax liability of approximately $1.2 billion in 2017 for the Transition Tax, which is payable over a period of eight years. The Company also remeasured U.S. deferred tax assets and liabilities based on the income tax rates at which the deferred tax assets and liabilities are expected to reverse in the future (generally 21%), resulting in an income tax benefit of approximately $1.2 billion. After considering the effect of the TCJA, the Company expects its 2018 effective tax rate to be in the range of 20% to 21%. The Company does not expect the Transition Tax to significantly impact the Company’s cash flows from operations due to the payment period of eight years and the Company’s ability to use available credits to reduce the required payments. For further discussion of the TCJA, refer to “—Income Taxes.”

RESULTS OF OPERATIONS
In this report, references to the non-GAAP measure of core sales (also referred to as core revenues or sales from existing businesses) refer to sales from continuing operations calculated according to generally accepted accounting principles in the United States (“GAAP”) but excluding:

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
Core sales growth should be considered in addition to, and not as a replacement for or superior to, sales, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting the non-GAAP financial measure of core sales growth provides useful information to investors by helping identify underlying growth trends in Danaher’s business and facilitating comparisons of Danaher’s revenue performance with its performance in prior and future periods and to Danaher’s peers. Management also uses core sales growth to measure the Company’s operating and financial performance. The Company excludes the effect of currency translation from core sales because currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends, and excludes the effect of acquisitions and divestiture-related items because the nature, size, timing and number of acquisitions and divestitures can vary dramatically from period-to-period and between the Company and its peers and can also obscure underlying business trends and make comparisons of long-term performance difficult.
Throughout this discussion, references to sales volume refer to the impact of both price and unit sales and references to productivity improvements generally refer to improved cost efficiencies resulting from the ongoing application of DBS.

Revenue Performance

	2017 vs. 2016	2016 vs. 2015
Total sales growth (GAAP)	8.5%	17.0%
Less the impact of:
Acquisitions and other	(4.5)%	(15.0)%
Currency exchange rates	(0.5)%	1.0%
Core revenue growth (non-GAAP)	3.5%	3.0%
Core sales grew on a year-over-year basis in both 2017 and 2016. Sales from acquired businesses increased on a year-over-year basis in both years primarily due to the acquisitions of Cepheid in the fourth quarter of 2016 and Pall in the third quarter of 2015. Currency translation increased reported sales on a year-over-year basis in 2017 primarily due to the U.S. dollar weakening against the euro, partially offset by the U.S. dollar strengthening against the Japanese yen and Chinese renminbi. Currency translation reduced reported sales on a year-over-year basis in 2016 as the U.S. dollar was, on average, stronger against other major currencies.
Operating profit margins were 16.5% for the year ended December 31, 2017 as compared to 16.3% in 2016. The following factors impacted year-over-year operating profit margin comparisons.
2017 vs. 2016 operating profit margin comparisons were favorably impacted by:

•
Higher 2017 sales volumes from existing businesses and incremental year-over-year cost savings associated with the continuing productivity improvement initiatives taken in 2017 and 2016, net of incremental year-over-year costs associated with various product development, sales and marketing growth investments - 70 basis points

•	Acquisition-related charges in 2016 - 50 basis points
2017 vs. 2016 operating profit margin comparisons were unfavorably impacted by:

•	Restructuring, impairment and other related charges related to discontinuing a product line in the second quarter of 2017 related to the Diagnostic segment - 40 basis points

•	Trade name impairments and related productivity improvement initiatives in the fourth quarter of 2017 related to the Dental segment - 5 basis points

•	Third quarter 2016 gain on resolution of acquisition-related matters less the impact of fourth quarter 2017 net gain on resolution of acquisition-related matters - 5 basis points

•	The incremental net dilutive effect in 2017 of acquired businesses - 50 basis points
Operating profit margins were 16.3% for the year ended December 31, 2016 as compared to 15.0% in 2015. The following factors impacted year-over-year operating profit margin comparisons.
2016 vs. 2015 operating profit margin comparisons were favorably impacted by:

•
Higher 2016 sales volumes from existing businesses and incremental year-over-year cost savings associated with the continuing productivity improvement initiatives taken in 2016 and 2015, net of incremental year-over-year costs associated with various product development, sales and marketing growth investments and the effect of a stronger U.S. dollar in 2016 - 115 basis points

•
Acquisition-related charges in 2015 associated with the acquisition of Pall, including transaction costs deemed significant (the Company deems acquisition-related transaction costs incurred in a given period to be significant, generally relating to the Company’s larger acquisitions, if it determines that such costs exceed the range of acquisition-related transaction costs typical for the Company in a given period), change in control payments, and fair value adjustments to acquired inventory and deferred revenue, net of the positive impact of freezing pension benefits - 90 basis points

•	Acquisition-related charges in the first quarter of 2015 associated with the acquisition of Nobel Biocare, primarily related to fair value adjustments to acquired inventory - 15 basis points

•	2016 gains on resolution of acquisition-related matters - 10 basis points

2016 vs. 2015 operating profit margin comparisons were unfavorably impacted by:

•
Acquisition-related charges in 2016 associated primarily with the acquisition of Cepheid, including transaction costs deemed significant, change in control and restructuring payments, and fair value adjustments to acquired inventory and deferred revenue - 50 basis points

•	The incremental net dilutive effect in 2016 of acquired businesses - 50 basis points
Business Segments
Sales by business segment for the years ended December 31 are as follows ($ in millions):

	2017	2016	2015
Life Sciences	$5,710.1	$5,365.9	$3,314.6
Diagnostics	5,839.9	5,038.3	4,832.5
Dental	2,810.9	2,785.4	2,736.8
Environmental & Applied Solutions	3,968.8	3,692.8	3,549.8
Total	$18,329.7	$16,882.4	$14,433.7

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
Life Sciences Selected Financial Data

	For the Year Ended December 31
($ in millions)	2017	2016	2015
Sales	$5,710.1	$5,365.9	$3,314.6
Operating profit	1,004.3	818.9	329.2
Depreciation	119.0	126.8	77.3
Amortization	308.9	299.4	132.8
Operating profit as a % of sales	17.6%	15.3%	9.9%
Depreciation as a % of sales	2.1%	2.4%	2.3%
Amortization as a % of sales	5.4%	5.6%	4.0%
Revenue Performance

	2017 vs. 2016	2016 vs. 2015
Total sales growth (GAAP)	6.5%	62.0%
Less the impact of:
Acquisitions and other	(2.0)%	(59.0)%
Currency exchange rates	(0.5)%	0.5%
Core revenue growth (non-GAAP)	4.0%	3.5%
2017 Compared to 2016
During the first quarter of 2017, a product line was transferred from the Life Sciences segment to the Environmental & Applied Solutions segment. While this change is not material to segment results in total, the resulting change in sales growth has been included in the “Acquisitions and other” line in the table above.

Price increases in the segment contributed 0.5% to revenue growth on a year-over-year basis during 2017 as compared with 2016 and are reflected as a component of the change in core revenue growth.
Core sales of the business’ broad range of mass spectrometers continued to grow on a year-over-year basis led by strong sales growth in the pharmaceutical market across Asia and North America as well as sales growth in the food and forensics markets across all major regions. This growth was partially offset by continuing declines in demand in the clinical market in North America. Core sales of microscopy products increased on a year-over-year basis with growth in demand across most end-markets particularly in Western Europe and the high-growth markets. Year-over-year sales for the business’ flow cytometry and particle counting products grew in 2017, primarily due to new product introductions and were led by increases in sales in North America, Western Europe and China. Core sales for filtration, separation and purification technologies grew on a year-over-year basis led by continued growth in biopharmaceuticals and microelectronics, partially offset by declines in the process, industrial and medical products particularly in the first half of 2017. Geographically, core sales in filtration, separation and purification technologies were primarily led by growth in North America and Asia, partially offset by declines in the Middle East largely due to a major project in 2016 which did not repeat in 2017.
Operating profit margins increased 230 basis points during 2017 as compared to 2016. The following factors impacted year-over-year operating profit margin comparisons.
2017 vs. 2016 operating profit margin comparisons were favorably impacted by:

•
Higher 2017 sales volumes from existing businesses and incremental year-over-year cost savings associated with the continuing productivity improvement initiatives taken in 2017 and 2016, net of incremental year-over-year costs associated with various new product development, sales and marketing growth investments and the effect of year-over-year changes in currency exchange rates - 205 basis points

•
Acquisition-related charges in 2016, including transaction costs deemed significant, change in control and restructuring payments, and fair value adjustments to acquired inventory and deferred revenue - 10 basis points

•	The incremental net accretive effect in 2017 of acquired businesses and intersegment product line transfers - 20 basis points
2017 vs. 2016 operating profit margin comparisons were unfavorably impacted by:

•	Fourth quarter 2017 loss on resolution of acquisition-related matters - 5 basis points
2016 Compared to 2015
Price increases in the segment did not have a significant impact on sales growth on a year-over-year basis during 2016 as compared with 2015.
Core sales of the business’ broad range of mass spectrometers continued to grow on a year-over-year basis led by strong core sales growth in the pharmaceutical market in China and India as well as the services businesses. This growth was partially offset by declines in the overall market in Japan and softness in demand in the clinical end-market in North America. Core sales of microscopy products were essentially flat on a year-over-year basis with growth in demand in North America and China offset by declines in Japan. Year-over-year demand for the business’ flow cytometry and particle counting products grew in 2016, led by increases in demand in North America, Western Europe and China.
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
2016 vs. 2015 operating profit margin comparisons were favorably impacted by:

•
Higher 2016 sales volumes from existing businesses and incremental year-over-year cost savings associated with the continuing productivity improvement initiatives taken in 2016 and 2015, net of incremental year-over-year costs associated with various product development, sales and marketing growth investments and the effect of a stronger U.S. dollar in 2016 - 175 basis points

•
Acquisition-related charges in 2015 associated with the acquisition of Pall, including transaction costs deemed significant, change in control payments, and fair value adjustments to acquired inventory and deferred revenue, net of the positive impact of freezing pension benefits - 390 basis points

2016 vs. 2015 operating profit margin comparisons were unfavorably impacted by:

•
Acquisition-related charges in 2016, including transaction costs deemed significant, change in control and restructuring payments, and fair value adjustments to acquired inventory and deferred revenue - 10 basis points

•	The incremental net dilutive effect in 2016 of acquired businesses (including Pall) - 15 basis points
Depreciation and amortization expense increased during 2016 as compared to 2015 due primarily to the impact of recently acquired businesses, particularly Pall, and the resulting increase in depreciable and amortizable assets.

DIAGNOSTICS
The Company’s Diagnostics segment offers analytical instruments, reagents, consumables, software and services that hospitals, physicians’ offices, reference laboratories and other critical care settings use to diagnose disease and make treatment decisions.
Diagnostics Selected Financial Data

	For the Year Ended December 31
($ in millions)	2017	2016	2015
Sales	$5,839.9	$5,038.3	$4,832.5
Operating profit	871.6	786.4	746.2
Depreciation	368.1	332.1	314.9
Amortization	213.4	149.4	134.8
Operating profit as a % of sales	14.9%	15.6%	15.4%
Depreciation as a % of sales	6.3%	6.6%	6.5%
Amortization as a % of sales	3.7%	3.0%	2.8%
Revenue Performance

	2017 vs. 2016	2016 vs. 2015
Total sales growth (GAAP)	16.0%	4.5%
Less the impact of:
Acquisitions and other	(12.0)%	(3.0)%
Currency exchange rates	—%	1.0%
Core revenue growth (non-GAAP)	4.0%	2.5%
2017 Compared to 2016
Price increases in the segment contributed 0.5% to sales growth on a year-over-year basis during 2017 as compared with 2016 and are reflected as a component of the change in core revenue growth.
Core sales in the clinical lab business increased on a year-over-year basis. Geographically, continued strong demand in high-growth markets for the clinical lab business was partially offset by declines in Western Europe and Japan. Increased demand in the immunoassay product line drove the majority of the growth for the year in the clinical lab business. Growth in the acute care diagnostic business was driven by continued strong consumable sales in 2017 across most major geographies. Increased demand for advanced staining and core histology instruments and related consumables across most major geographies drove the majority of the year-over-year core sales growth in the pathology diagnostics business.
The acquisition of Cepheid in November 2016 contributed the majority of the increase in sales from acquisitions. During 2017, Cepheid’s revenues compared to the business’ 2016 results grew on a year-over-year basis in most major geographies and product lines. As Cepheid is integrated into the Company, a process that will continue over the next several years, the Company has realized and expects to realize cost savings and other business process improvements through the application of DBS.

During 2017, the Company made the strategic decision to discontinue a molecular diagnostic product line in its Diagnostics segment. As a result, the Company recorded $76 million of pretax restructuring, impairment and other related charges ($51 million after-tax or $0.07 per diluted share). These charges included $49 million of noncash charges for the impairment of certain technology-related intangible assets as well as related inventory and property, plant and equipment with no further use. In addition, the Company incurred $27 million of cash restructuring costs primarily related to employee severance and related charges. Substantially all restructuring activities related to this discontinued product line were completed in 2017.
Operating profit margins declined 70 basis points during 2017 as compared to 2016. The following factors impacted year-over-year operating profit margin comparisons.
2017 vs. 2016 operating profit margin comparisons were favorably impacted by:

•
Higher 2017 sales volumes from existing businesses and incremental year-over-year cost savings associated with the continuing productivity improvement initiatives taken in 2017 and 2016, net of incremental year-over-year costs associated with various new product development, sales and marketing growth investments and the effect of year-over-year changes in currency exchange rates - 35 basis points

•
Acquisition-related charges in 2016 associated with the acquisition of Cepheid, including transaction costs deemed significant, change in control and restructuring payments, and fair value adjustments to acquired inventory and deferred revenue - 150 basis points

•	2017 gain on resolution of acquisition-related matters - 25 basis points
2017 vs. 2016 operating profit margin comparisons were unfavorably impacted by:

•	Restructuring, impairment and other related charges related to discontinuing a product line in 2017 - 130 basis points

•	The incremental net dilutive effect in 2017 of acquired businesses - 150 basis points
Depreciation and amortization increased during 2017 as compared with 2016 primarily due to the impact of recently acquired businesses, primarily Cepheid, and the resulting increase in depreciable and amortizable assets.
2016 Compared to 2015
Price increases in the segment contributed 0.5% to sales growth on a year-over-year basis during 2016 as compared with 2015 and are reflected as a component of the change in core revenue growth.
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
2016 vs. 2015 operating profit margin comparisons were favorably impacted by:

•
Higher 2016 sales volumes from existing businesses and incremental year-over-year cost savings associated with the continuing productivity improvement initiatives taken in 2016 and 2015, net of incremental year-over-year costs associated with various product development, sales and marketing growth investments and the effect of a stronger U.S. dollar in 2016 - 200 basis points

2016 vs. 2015 operating profit margin comparisons were unfavorably impacted by:

•
Acquisition-related charges in 2016 associated with the acquisition of Cepheid, including transaction costs deemed significant, change in control and restructuring payments, and fair value adjustments to acquired inventory and deferred revenue - 150 basis points

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
Dental Selected Financial Data

	For the Year Ended December 31
($ in millions)	2017	2016	2015
Sales	$2,810.9	$2,785.4	$2,736.8
Operating profit	400.7	419.4	370.4
Depreciation	39.7	43.8	50.0
Amortization	81.7	83.4	82.0
Operating profit as a % of sales	14.3%	15.1%	13.5%
Depreciation as a % of sales	1.4%	1.6%	1.8%
Amortization as a % of sales	2.9%	3.0%	3.0%
Revenue Performance

	2017 vs. 2016	2016 vs. 2015
Total sales growth (GAAP)	1.0%	2.0%
Less the impact of:
Acquisitions and other	—%	(0.5)%
Currency exchange rates	(1.0)%	0.5%
Core revenue growth (non-GAAP)	—%	2.0%
2017 Compared to 2016
Price increases in the segment did not have a significant impact on sales growth on a year-over-year basis during 2017 as compared with 2016.
Geographically, year-over-year core revenue growth was strong in China, Russia and other high-growth markets, offset by lower demand in the United States and Western Europe. Strong year-over-year growth continued during 2017 for the specialty consumables business, which consists of implant solutions and orthodontic products. Core sales growth for the specialty consumables business was led by high-growth markets and North America. Dental equipment core sales were essentially flat during 2017, as increased demand in high-growth markets was offset by weaker demand in the United States and Western Europe, particularly later in the year for North America due to the realignment of dental equipment distributors and manufacturers. Demand was lower for traditional dental consumable product lines in North America and Western Europe reflecting inventory destocking by several distribution partners. While the impact of inventory destocking in the consumables business began to lessen late in 2017, the recent realignment of distributors and manufacturers in the dental industry, primarily in North America, may have a continued negative impact on revenues in the near-term.
Operating profit margins declined 80 basis points during 2017 as compared to 2016. The following factors unfavorably impacted year-over-year operating profit margin comparisons:

•
Incremental year-over-year costs associated with various new product development, sales and marketing growth investments, the effect of year-over-year changes in currency exchange rates and unfavorable product mix due to lower sales of dental consumables in 2017, net of incremental year-over-year cost savings associated with the continuing productivity improvement initiatives taken in 2017 and 2016 - 35 basis points

•	Trade name impairments and related productivity improvement initiatives in 2017 - 35 basis points

•	The incremental net dilutive effect in 2017 of acquired businesses - 10 basis points
2016 Compared to 2015
Price increases in the segment contributed 0.5% to sales growth on a year-over-year basis during 2016 as compared with 2015 and are reflected as a component of the change in core revenue growth.
Geographically, year-over-year core revenue growth was strong in China and other high-growth markets, with low-single digit growth in the United States partially offset by lower demand in Western Europe. Continued strong year-over-year demand for implant solutions, particularly in China and North America, and increased demand for orthodontic products, primarily in China and Russia, drove growth during 2016. Dental equipment core sales also increased during 2016, primarily in high-growth markets and North America partially offset by weaker demand in Western Europe. Lower demand for dental consumable product lines in North America and the Middle East partially offset this year-over-year growth in 2016.
Operating profit margins increased 160 basis points during 2016 as compared to 2015. The following factors impacted year-over-year operating profit margin comparisons.
2016 vs. 2015 operating profit margin comparisons were favorably impacted by:

•
Higher 2016 sales volumes from existing businesses and incremental year-over-year cost savings associated with the continuing productivity improvement initiatives taken in 2016 and 2015, net of incremental year-over-year costs associated with various product development, sales and marketing growth investments and the effect of a stronger U.S. dollar in 2016 - 90 basis points

•	Acquisition-related charges in the first quarter of 2015 associated with the acquisition of Nobel Biocare, primarily related to fair value adjustments to acquired inventory - 80 basis points
2016 vs. 2015 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2016 of acquired businesses - 10 basis points

ENVIRONMENTAL & APPLIED SOLUTIONS
The Company’s Environmental & Applied Solutions segment products and services help protect important resources and keep global food and water supplies safe. The Company’s water quality business provides instrumentation, services and disinfection systems to help analyze, treat and manage the quality of ultra-pure, potable, industrial, waste, ground, source and ocean water in residential, commercial, municipal, industrial and natural resource applications. The Company’s product identification business provides equipment, software, services and consumables for various color and appearance management, packaging design and quality management, printing, marking, coding and traceability applications for consumer, pharmaceutical and industrial products.
Environmental & Applied Solutions Selected Financial Data

	For the Year Ended December 31
($ in millions)	2017	2016	2015
Sales	$3,968.8	$3,692.8	$3,549.8
Operating profit	914.6	870.0	866.6
Depreciation	43.4	35.8	35.0
Amortization	56.5	50.9	47.2
Operating profit as a % of sales	23.0%	23.6%	24.4%
Depreciation as a % of sales	1.1%	1.0%	1.0%
Amortization as a % of sales	1.4%	1.4%	1.3%

Revenue Performance

	2017 vs. 2016	2016 vs. 2015
Total sales growth (GAAP)	7.5%	4.0%
Less the impact of:
Acquisitions and other	(3.0)%	(2.5)%
Currency exchange rates	(0.5)%	1.5%
Core revenue growth (non-GAAP)	4.0%	3.0%
2017 Compared to 2016
During the first quarter of 2017, a product line was transferred from the Life Sciences segment to the Environmental & Applied Solutions segment. While this change is not material to segment results in total, the resulting change in sales growth has been included in the “Acquisitions and other” line in the table above.
Price increases in the segment contributed 1.0% to sales growth on a year-over-year basis during 2017 as compared with 2016 and are reflected as a component of the change in core revenue growth.
Core sales in the segment’s water quality businesses grew at a low-single digit rate during 2017 as compared with 2016. Year-over-year core sales in the analytical instrumentation product line grew, as increased demand in the industrial and municipal end-markets was partially offset by lower demand in the environmental end-markets. Geographically, year-over-year core revenue growth in the analytical instrumentation product line was driven by increased demand in China, Western Europe and North America, partially offset by lower demand in the Middle East and Latin America. Year-over-year core revenue growth in the business’ chemical treatment solutions product line was due primarily to an expansion of the customer base in the United States, driven by higher demand in food, steel and oil and gas-related end-markets. Core sales in the business’ ultraviolet water disinfection product line grew on a year-over-year basis due primarily to higher demand in municipal and industrial end-markets in North America, Western Europe and Asia.
Core sales in the segment’s product identification businesses grew at a mid-single digit rate during 2017 as compared with 2016. Continued strong year-over-year demand for marking and coding equipment and related consumables in most major geographies, led by North America and Western Europe, drove the majority of the core revenue growth. Demand for the business’ packaging and color solutions also increased year-over-year. Geographically, core revenue growth for packaging and color solutions was led by North America, Western Europe and Asia.
Operating profit margins declined 60 basis points during 2017 as compared to 2016. The following factors impacted year-over-year operating profit margin comparisons.
2017 vs. 2016 operating profit margin comparisons were favorably impacted by:

•
Higher 2017 sales volumes, incremental year-over-year cost savings associated with the continuing productivity improvement initiatives taken in 2017 and 2016, improved pricing and the effect of year-over-year changes in currency exchange rates, net of incremental year-over-year costs associated with various new product development and sales and marketing growth investments - 5 basis points

2017 vs. 2016 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2017 of acquired businesses - 65 basis points
2016 Compared to 2015
Price increases in the segment contributed 1.0% to sales growth on a year-over-year basis during 2016 as compared with 2015 and are reflected as a component of the change in core revenue growth.
Core sales in the segment’s water quality businesses grew at a low-single digit rate during 2016 as compared with 2015. Year-over-year core sales in the analytical instrumentation product line grew, as increases in sales to the U.S. municipal end-market and Western Europe were partially offset by lower demand in Eastern Europe and China. Year-over-year core revenue growth in the business’ chemical treatment solutions product line was due primarily to an expansion of the customer base in the United States. Chemical treatment solutions saw an improvement in commodity oriented end-markets in Latin America in the fourth quarter of 2016 after declining growth in the earlier portion of 2016. Core sales in the business’ ultraviolet water disinfection product line grew on a year-over-year basis due primarily to higher demand in municipal and industrial end-markets in Western Europe, China and Australia.
Core sales in the segment’s product identification businesses grew at a mid-single digit rate during 2016 as compared with 2015. Continued strong year-over-year demand for marking and coding equipment and related consumables in most major geographies, led by North America, Western Europe and Latin America, drove the majority of the core revenue growth. Demand for the business’ packaging and color solutions was flat year-over-year, as core revenue growth in the second half of the year was offset by weakness in the first half of the year. Geographically, increased demand in the high-growth markets was offset by weaker demand in North America and Europe.
Operating profit margins declined 80 basis points during 2016 as compared to 2015. The following factors unfavorably impacted year-over-year operating profit margin comparisons.

•	The incremental net dilutive effect in 2016 of acquired businesses - 75 basis points

•
Incremental year-over-year costs associated with various product development, sales and marketing growth investments and the effect of a stronger U.S. dollar in 2016, net of higher 2016 sales volumes from existing businesses and incremental year-over-year cost savings associated with the continuing productivity improvement initiatives taken in 2016 and 2015 - 5 basis points

COST OF SALES AND GROSS PROFIT

	For the Year Ended December 31
($ in millions)	2017	2016	2015
Sales	$18,329.7	$16,882.4	$14,433.7
Cost of sales	(8,137.2)	(7,547.8)	(6,662.6)
Gross profit	$10,192.5	$9,334.6	$7,771.1
Gross profit margin	55.6%	55.3%	53.8%
The year-over-year increase in cost of sales during 2017 as compared with 2016 is due primarily to the impact of higher year-over-year sales volumes, including sales from recently acquired businesses and the impact of restructuring, impairment and other related charges associated with the Company’s strategic decision to discontinue a product line in its Diagnostics segment. This increase in cost of sales was partially offset by year-over-year cost savings at recently acquired businesses, incremental year-over-year cost savings associated with the continued productivity improvement actions taken in 2017 and 2016, and the year-over-year decrease in acquisition-related charges associated with fair value adjustments to acquired inventory which decreased cost of sales by $21 million during 2017 as compared to 2016.
The year-over-year increase in cost of sales during 2016 as compared with 2015, is due primarily to the impact of higher year-over-year sales volumes, including sales from recently acquired businesses. This increase in cost of sales was partially offset by year-over-year cost savings at recently acquired businesses, particularly Pall, incremental year-over-year cost savings associated with the continued productivity improvement actions taken in 2016 and 2015, and the year-over-year decrease in acquisition-related charges associated with fair value adjustments to acquired inventory which decreased cost of sales by $85 million during 2016 as compared to 2015.
The year-over-year increase in gross profit margins during 2017 as compared with 2016 is due primarily to the favorable impact of higher year-over-year sales volumes and incremental year-over-year cost savings associated with the continuing productivity improvements taken in 2017 and 2016. In addition, the acquisition-related charges associated with fair value adjustments to acquired inventory and deferred revenue were higher in 2016 than 2017, which improved gross profit margins by 10 basis points during 2017 as compared with 2016.
The year-over-year increase in gross profit margins during 2016 as compared with 2015 is due primarily to the favorable impact of higher year-over-year sales volumes, incremental year-over-year cost savings associated with the continuing productivity improvements taken in 2016 and 2015 and improved gross profit margins on a year-over-year basis at recently acquired businesses, particularly Pall. In addition, the acquisition-related charges associated with fair value adjustments to acquired inventory and deferred revenue were higher in 2015 than 2016, which improved gross profit margins by 50 basis points during 2016 as compared with 2015.

OPERATING EXPENSES

	For the Year Ended December 31
($ in millions)	2017	2016	2015
Sales	$18,329.7	$16,882.4	$14,433.7
Selling, general and administrative (“SG&A”) expenses	(6,042.5)	(5,608.6)	(4,747.5)
Research and development (“R&D”) expenses	(1,128.8)	(975.1)	(861.4)
SG&A as a % of sales	33.0%	33.2%	32.9%
R&D as a % of sales	6.2%	5.8%	6.0%
SG&A expenses as a percentage of sales declined 20 basis points on a year-over-year basis for 2017 compared with 2016. The decline was driven by increased leverage of the Company’s general and administrative cost base resulting from higher 2017 sales volumes, continuing productivity improvements taken in 2017 and 2016 as well as the benefit of lower acquisition charges in 2017 compared to 2016, particularly change in control payments and restructuring costs in connection with the acquisition of Cepheid. The decline in SG&A expenses as a percentage of sales was partially offset by restructuring, impairment and other related charges associated with the Company’s strategic decision to discontinue a product line in its Diagnostics segment, higher relative spending levels at recently acquired companies, primarily Cepheid, and continued investments in sales and marketing growth initiatives.
SG&A expenses as a percentage of sales increased 30 basis points on a year-over-year basis for 2016 compared with 2015. The increase in SG&A expenses as a percentage of sales from 2015 to 2016 was driven by continued investments in sales and marketing growth initiatives and higher relative spending levels at recently acquired businesses. Change in control payments and restructuring costs in connection with the acquisition of Cepheid, as well as associated transaction costs, also increased SG&A expenses as a percentage of sales by 35 basis points during 2016. These increases were partially offset by the benefit of increased leverage of the Company’s general and administrative cost base resulting from higher 2016 sales, lower year-over-year costs associated continuing productivity improvement initiatives and incremental year-over-year cost savings associated with the continuing productivity improvements taken in 2016 and 2015 as well as the benefit of lower Pall acquisition charges (change in control payments to Pall employees in connection with the acquisition of Pall, as well as associated transaction costs and amortization charges associated with acquisition-related intangible assets, net of the positive impact of freezing pension benefits) in 2016 compared to 2015.
R&D expenses (consisting principally of internal and contract engineering personnel costs) as a percentage of sales increased in 2017 as compared with 2016 due primarily to higher R&D expenses as a percentage of sales in the businesses most recently acquired, primarily Cepheid, as well as year-over-year increases in spending in the Company’s new product development initiatives. R&D expenses as a percentage of sales declined in 2016 as compared to 2015 due primarily to lower R&D expenses as a percentage of sales in the businesses most recently acquired, particularly Pall, as well as year-over-year differences in the timing of investments in the Company’s new product development initiatives.

NONOPERATING INCOME (EXPENSE)
The Company received $138 million of cash proceeds and recorded $22 million in short-term other receivables from the sale of certain marketable equity securities during 2017. The Company recorded a pretax gain related to this sale of $73 million ($46 million after-tax or $0.06 per diluted share).
During 2016, the Company received cash proceeds of $265 million from the sale of certain marketable equity securities and recorded a pretax gain related to this sale of $223 million ($140 million after-tax or $0.20 per diluted share).
During 2016, the Company also paid $188 million of make-whole premiums associated with the early extinguishment of the Redeemed Notes. The Company recorded a loss on extinguishment of these borrowings, net of certain deferred gains, of $179 million ($112 million after-tax or $0.16 per diluted share).
During 2015, the Company received cash proceeds of $43 million from the sale of certain marketable equity securities and recorded a pretax gain related to these sales of $12 million ($8 million after-tax or $0.01 per diluted share).
INTEREST COSTS
Interest expense of $163 million for 2017 was $22 million lower than in 2016, due primarily to the decrease in interest costs as a result of the early extinguishment of certain outstanding borrowings in the third quarter of 2016 using the proceeds from the Fortive Distribution and due to lower commercial paper borrowings in 2017 compared to 2016, partially offset by the cost of additional long-term debt refinancing relating to the acquisition of Cepheid. For a further description of the Company’s debt as of December 31, 2017 refer to Note 9 to the Consolidated Financial Statements. Interest expense of $184 million in 2016 was $45 million higher than the 2015 interest expense of $140 million due primarily to the higher interest costs associated with the debt issued in the second half of 2015 in connection with the 2015 acquisition of Pall, partially offset by decreases in interest costs as a result of the early extinguishment of the Redeemed Notes in the third quarter of 2016 using the proceeds from the Fortive Distribution.

INCOME TAXES
General
Income tax expense and deferred tax assets and liabilities reflect management’s assessment of future taxes expected to be paid on items reflected in the Company’s Consolidated Financial Statements. The Company records the tax effect of discrete items and items that are reported net of their tax effects in the period in which they occur.
The Company’s effective tax rate can be affected by changes in the mix of earnings in countries with different statutory tax rates (including as a result of business acquisitions and dispositions), changes in the valuation of deferred tax assets and liabilities, accruals related to contingent tax liabilities and period-to-period changes in such accruals, the results of audits and examinations of previously filed tax returns (as discussed below), the expiration of statutes of limitations, the implementation of tax planning strategies, tax rulings, court decisions, settlements with tax authorities and changes in tax laws and regulations, including the TCJA and legislative policy changes that may result from the OECD’s initiative on Base Erosion and Profit Shifting. For a description of the tax treatment of earnings that are planned to be reinvested indefinitely outside the United States, refer to “—Liquidity and Capital Resources – Cash and Cash Requirements” below.
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
On December 22, 2017, the TCJA was enacted, substantially changing the U.S. tax system and affecting the Company in a number of ways. Notably, the TCJA:

•	establishes a flat corporate income tax rate of 21.0% on U.S. earnings;

•	imposes a one-time tax on unremitted cumulative non-U.S. earnings of foreign subsidiaries, which we refer to in this Annual Report as the Transition Tax;

•
imposes a new minimum tax on certain non-U.S. earnings, irrespective of the territorial system of taxation, and generally allows for the repatriation of future earnings of foreign subsidiaries without incurring additional U.S. taxes by transitioning to a territorial system of taxation;

•	subjects certain payments made by a U.S. company to a related foreign company to certain minimum taxes (Base Erosion Anti-Abuse Tax);

•
eliminates certain prior tax incentives for manufacturing in the United States and creates an incentive for U.S. companies to sell, lease or license goods and services abroad by allowing for a reduction in taxes owed on earnings related to such sales;

•	allows the cost of investments in certain depreciable assets acquired and placed in service after September 27, 2017 to be immediately expensed; and

•	reduces deductions with respect to certain compensation paid to specified executive officers.
While the changes from the TCJA are generally effective beginning in 2018, U.S. GAAP accounting for income taxes requires the effect of a change in tax laws or rates to be recognized in income from continuing operations for the period that includes the enactment date. Due to the complexities involved in accounting for the enactment of the TCJA, the SEC Staff Accounting Bulletin No. 118 (“SAB No. 118”) allowed the Company to record provisional amounts in earnings for the year ended December 31, 2017. Where reasonable estimates can be made, the provisional accounting should be based on such estimates. When no reasonable estimate can be made, the provisional accounting may be based on the tax law in effect before the TCJA. The Company is required to complete its tax accounting for the TCJA within a one year period when it has obtained, prepared, and analyzed the information to complete the income tax accounting.

The Company has not completed its accounting for the tax effects of enactment of the TCJA; however, as described below, the Company has made reasonable estimates of the effects of the TCJA on its Consolidated Financial Statements which are included as a component of income tax expense from continuing operations:

•
Deferred tax assets and liabilities: U.S. deferred tax assets and liabilities were remeasured based on the rates at which they are expected to reverse in the future, which is generally 21.0%, resulting in an income tax benefit of approximately $1.2 billion. The Company will continue to analyze certain aspects of the TCJA which could potentially affect the tax basis of the reported amounts. Additionally, the Company’s U.S. tax returns for 2017 will be filed during the fourth quarter of 2018 and any changes to the tax positions for temporary differences compared to the estimates used will result in an adjustment of the estimated tax benefit recorded as of December 31, 2017.

•
Transition Tax effects: The Transition Tax is based on the Company’s total post-1986 earnings and profits that were previously deferred from U.S. income taxes. The Company recorded a provisional amount for the Transition Tax expense resulting in an increase in income tax expense of approximately $1.2 billion. The Company will continue to evaluate the TCJA and any future guidance from the U.S. Treasury Department and IRS in the determination of the Transition Tax which could result in adjustment of the estimate recorded as of December 31, 2017.

•
Indefinite reinvestment: As of December 31, 2017, the Company held $593 million of cash and approximately $656 million of cash equivalents (as defined by the TCJA, including trade accounts receivable net of trade accounts payable balances and certain accrued expenses) outside the United States. While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company’s foreign cash could be repatriated to the United States. Following enactment of the TCJA and the associated Transition Tax, in general, repatriation of cash to the United States can be completed with no incremental U.S. tax; however, repatriation of cash could subject the Company to non-U.S. jurisdictional taxes on distributions. The cash that the Company’s non-U.S. subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. The income taxes applicable to such earnings are not readily determinable or practicable. The Company continues to evaluate the impact of the TCJA on its election to indefinitely reinvest certain of its non-U.S. earnings.

The Company will continue to analyze the effects of the TCJA on its Consolidated Financial Statements and operations. Additional impacts from the enactment of the TCJA will be recorded as they are identified during the measurement period as provided for in SAB No. 118, which extends up to one year from the enactment date.
Year-Over-Year Changes in the Tax Provision and Effective Tax Rate
The Company’s effective tax rate related to continuing operations for the years ended December 31, 2017, 2016 and 2015 was 16.0%, 17.5% and 14.4%, respectively.
The Company’s effective tax rate for each of 2017, 2016 and 2015 differs from the U.S. federal statutory rate of 35.0% due principally to the Company’s earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate. In addition:

•
The effective tax rate of 16.0% in 2017 includes 500 basis points of net tax benefits related to the revaluation of net U.S. deferred tax liabilities from 35.0% to 21.0% due to the TCJA and release of reserves upon statute of limitation expiration, partially offset by income tax expense related to the Transition Tax on foreign earnings due to the TCJA and changes in estimates associated with prior period uncertain tax positions.

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

The Company conducts business globally, and files numerous consolidated and separate income tax returns in the U.S. federal, state and foreign jurisdictions. The countries in which the Company has a material presence that have had significantly lower statutory tax rates than the United States include China, Denmark, Germany, Singapore, Switzerland and the United Kingdom. The Company’s ability to obtain a tax benefit from lower statutory tax rates outside of the United States depends on its levels of taxable income in these foreign countries and the amount of foreign earnings which are indefinitely reinvested in those countries. The Company believes that a change in the statutory tax rate of any individual foreign country would not have a material effect on the Company’s Consolidated Financial Statements given the geographic dispersion of the Company’s taxable income.
The Company and its subsidiaries are routinely examined by various domestic and international taxing authorities. The IRS has completed substantially all of the examinations of the Company’s federal income tax returns through 2011 and is currently examining certain of the Company’s federal income tax returns for 2012 through 2015. In addition, the Company has subsidiaries in Austria, Belgium, Canada, China, Denmark, Finland, France, Germany, Hong Kong, India, Italy, Japan, New Zealand, Sweden, Switzerland, the United Kingdom and various other countries, states and provinces that are currently under audit for years ranging from 2004 through 2015.
Tax authorities in Denmark have raised significant issues related to interest accrued by certain of the Company’s subsidiaries. On December 10, 2013, the Company received assessments from the Danish tax authority (“SKAT”) totaling approximately DKK 1.5 billion (approximately $245 million based on exchange rates as of December 31, 2017) including interest through December 31, 2017, imposing withholding tax relating to interest accrued in Denmark on borrowings from certain of the Company’s subsidiaries for the years 2004-2009. The Company is currently in discussions with SKAT and anticipates receiving an assessment for years 2010-2012 totaling approximately DKK 895 million (approximately $144 million based on exchange rates as of December 31, 2017) including interest through December 31, 2017. Management believes the positions the Company has taken in Denmark are in accordance with the relevant tax laws and is vigorously defending its positions. The Company appealed these assessments with the National Tax Tribunal in 2014 and intends on pursuing this matter through the European Court of Justice should this appeal be unsuccessful. The ultimate resolution of this matter is uncertain, could take many years, and could result in a material adverse impact to the Company’s financial statements, including its effective tax rate.
After considering the effect of the TCJA, the Company expects its 2018 effective tax rate to be in the range of 20% to 21%. Any future legislative changes in the United States including regulations related to the TCJA or potential tax reform in other jurisdictions, could cause the Company’s effective tax rate to differ from this estimate. Refer to Note 12 to the Consolidated Financial Statements for additional information related to income taxes.

DISCONTINUED OPERATIONS
As further discussed in Note 3 to the Consolidated Financial Statements, discontinued operations includes the results of the Fortive businesses which were disposed of during the third quarter of 2016 as well as the results of the Company’s former communications business which was disposed of during the third quarter of 2015. All periods presented have been restated to reflect the Fortive and communications businesses within discontinued operations.
In 2017, Danaher recorded a $22 million income tax benefit related to the release of previously provided reserves associated with uncertain tax positions on certain Danaher tax returns which were jointly filed with Fortive entities. These reserves were released due to the expiration of statutes of limitations for those returns. All Fortive entity-related balances were included in the income tax benefit related to discontinued operations.
In 2016, earnings from discontinued operations, net of income taxes, were $400 million and reflected the operating results of the Fortive businesses prior to the Separation. In 2015, earnings from discontinued operations, net of income taxes, were approximately $1.6 billion and reflected the operations of both the Fortive and communications businesses as well as the gain on the sale of the communications business in 2015.

COMPREHENSIVE INCOME
Comprehensive income increased by approximately $1.7 billion in 2017 as compared to 2016, primarily due to increased earnings from continuing operations, an increased gain from foreign currency translation adjustments compared to 2016, pension and postretirement plan benefit adjustments and the decrease in the unrealized gains (losses) on available-for-sale securities from the sale of certain marketable equity securities, partially offset by lower net earnings attributable to discontinued operations in 2017 compared to 2016.  The Company recorded a foreign currency translation gain of $976 million for 2017 compared to a translation loss of $517 million for 2016. The Company recorded a pension and postretirement plan benefit gain of $71 million for 2017 compared to a loss of $58 million for 2016.
Comprehensive income decreased by $617 million in 2016 as compared to 2015, primarily due to the impact of decreases in net earnings attributable to discontinued operations, foreign currency translation adjustments resulting from the strengthening of the U.S. dollar compared to most major currencies during the year but at a lower rate than in the prior year, and pension and postretirement plan benefit adjustments.  The Company recorded a foreign currency translation loss of $517 million for 2016 compared to a translation loss of $976 million for 2015. The Company recorded a pension and postretirement plan benefit loss of $58 million in 2016 compared to a gain of $81 million in 2015.
INFLATION
The effect of inflation on the Company’s revenues and net earnings was not significant in any of the years ended December 31, 2017, 2016 or 2015.

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
The Company is exposed to market risk from changes in interest rates, foreign currency exchange rates, equity prices and commodity prices as well as credit risk, each of which could impact its Consolidated Financial Statements. The Company generally addresses its exposure to these risks through its normal operating and financing activities. In addition, the Company’s broad-based business activities help to reduce the impact that volatility in any particular area or related areas may have on its operating profit as a whole.
Interest Rate Risk
The Company manages interest cost using a mixture of fixed-rate and variable-rate debt. A change in interest rates on long-term debt impacts the fair value of the Company’s fixed-rate long-term debt but not the Company’s earnings or cash flow because the interest on such debt is fixed. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. As of December 31, 2017, an increase of 100 basis points in interest rates would have decreased the fair value of the Company’s fixed-rate long-term debt (excluding the LYONs, which have not been included in this calculation as the value of this convertible debt is primarily derived from the value of its underlying common stock) by $470 million.
As of December 31, 2017, the Company’s variable-rate debt obligations consisted primarily of U.S. dollar and euro-based commercial paper borrowings (refer to Note 9 to the Consolidated Financial Statements for information regarding the Company’s outstanding commercial paper balances as of December 31, 2017). As a result, the Company’s primary interest rate exposure results from changes in short-term interest rates. As these shorter duration obligations mature, the Company may issue additional short-term commercial paper obligations to refinance all or part of these borrowings. In 2017, the average annual interest rate associated with outstanding commercial paper borrowings was approximately 6 basis points. A hypothetical increase of this average to 18 basis points would have increased the Company’s annual interest expense by $4 million. The hypothetical increase used is the actual amount by which the Company’s commercial paper interest rates fluctuated during 2017.
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
Currency exchange rates positively impacted 2017 reported sales by 0.5% on a year-over-year basis as the U.S. dollar weakened against the euro, partially offset by the effect of the U.S. dollar strengthening against the Japanese yen and Chinese renminbi. If the exchange rates in effect as of December 31, 2017 were to prevail throughout 2018, currency exchange rates would positively impact 2018 estimated sales by approximately 2.0% relative to the Company’s performance in 2017. Strengthening of the U.S. dollar against other major currencies would adversely impact the Company’s sales and results of operations on an overall basis. Any weakening of the U.S. dollar against other major currencies would positively impact the Company’s sales and results of operations.
The Company has generally accepted the exposure to exchange rate movements without using derivative financial instruments to manage this risk. Both positive and negative movements in currency exchange rates against the U.S. dollar will therefore continue to affect the reported amount of sales and net earnings in the Company’s Consolidated Financial Statements. In

addition, the Company has assets and liabilities held in foreign currencies. The Company’s foreign currency-denominated debt partially hedges its net investments in foreign operations against adverse movements in exchange rates. A 10% depreciation in major currencies relative to the U.S. dollar as of December 31, 2017 would have reduced foreign currency-denominated net assets and stockholders’ equity by $880 million.
Equity Price Risk
The Company’s available-for-sale investment portfolio has in the past included publicly traded equity securities that are sensitive to fluctuations in market price. However, during 2017 the Company sold substantially all of its available-for-sale equity securities.
Commodity Price Risk
For a discussion of risks relating to commodity prices, refer to “Item 1A. Risk Factors.”
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

LIQUIDITY AND CAPITAL RESOURCES
Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing requirements. The Company continues to generate substantial cash from operating activities and believes that its operating cash flow and other sources of liquidity will be sufficient to allow it to continue investing in existing businesses, consummating strategic acquisitions, paying interest and servicing debt and managing its capital structure on a short and long-term basis.

Following is an overview of the Company’s cash flows and liquidity for the years ended December 31:
Overview of Cash Flows and Liquidity

($ in millions)	2017	2016	2015
Total operating cash flows provided by continuing operations	$3,477.8	$3,087.5	$2,832.2

Cash paid for acquisitions	$(385.8)	$(4,880.1)	$(14,247.8)
Payments for additions to property, plant and equipment	(619.6)	(589.6)	(512.9)
Proceeds from sales of property, plant and equipment	32.6	9.8	60.4
Payments for purchases of investments	—	—	(87.1)
Proceeds from sales of investments	137.9	264.8	43.0
All other investing activities	(8.5)	21.9	5.9
Total investing cash used in discontinued operations	—	(69.8)	(212.5)
Net cash used in investing activities	$(843.4)	$(5,243.0)	$(14,951.0)

Proceeds from the issuance of common stock	$68.8	$164.5	$249.0
Payment of dividends	(378.3)	(399.8)	(354.1)
Payment for purchase of noncontrolling interest	(64.4)	—	—
Make-whole premiums to redeem borrowings prior to maturity	—	(188.1)	—
Net (repayments of) proceeds from borrowings (maturities of 90 days or less)	(3,778.5)	2,218.1	3,511.2
Proceeds from borrowings (maturities longer than 90 days)	1,782.1	3,240.9	5,682.9
Repayments of borrowings (maturities longer than 90 days)	(668.4)	(2,480.6)	(35.5)
All other financing activities	(59.8)	(27.0)	(3.3)
Cash distributions to Fortive, net	—	(485.3)	—
Net cash (used in) provided by financing activities	$(3,098.5)	$2,042.7	$9,050.2

•
Operating cash flows from continuing operations increased $390 million, or approximately 13%, during 2017 as compared to 2016, due primarily to higher earnings which also included higher noncash charges for depreciation and amortization. The increase was partially offset by (1) the gain on sale of marketable equity securities in 2017, reduced by the net impact in 2016 of the gain from the sale of marketable equity securities and the loss on early extinguishment of borrowings; and (2) the increase in cash flows used for trade accounts receivable, inventories and accounts payable.

•
Net cash used in investing activities during 2017 consisted primarily of cash paid for acquisitions and additions to property, plant and equipment. The Company acquired ten businesses during 2017 for total consideration (including assumed debt and net of cash acquired) of approximately $386 million. Payments for additions to property, plant and equipment increased $30 million in 2017 compared to 2016 and include investments in other operating assets, particularly new facilities and operating assets at newly acquired businesses. These uses of cash were partially offset by proceeds from sales of investments, which includes cash proceeds of $138 million from the sale of certain marketable equity securities.

•
The Company used cash generated from operations as well as the proceeds from the long-term borrowings noted below to reduce net outstanding borrowings with maturities of 90 days or less, primarily commercial paper borrowings, by approximately $3.8 billion.

•
During 2017, the Company issued approximately $1.8 billion of euro, Japanese yen and Swiss franc-denominated long-term indebtedness (based on applicable exchange rates as of the pricing dates of the respective notes; refer to Note 9 of the accompanying Consolidated Financial Statements) and used the proceeds to repay commercial paper borrowings as well as the €500 million of senior unsecured bonds and the CHF 100 million of senior unsecured bonds that matured in 2017.

•	As of December 31, 2017, the Company held $630 million of cash and cash equivalents.

Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impact reported cash flows.
Operating cash flows from continuing operations were approximately $3.5 billion for 2017, an increase of $390 million, or approximately 13%, as compared to 2016. The year-over-year change in operating cash flows from 2016 to 2017 was primarily attributable to the following factors:

•
2017 operating cash flows benefited from higher net earnings in 2017 as compared to 2016. The increase was partially offset by the gain on sale of marketable equity securities in 2017, reduced by the net impact in 2016 of the gain from the sale of marketable equity securities and the loss on early extinguishment of borrowings. The cash flow impacts of the gains from the sale of marketable equity securities is reflected in the investing activities section of the accompanying Consolidated Statements of Cash Flows, and the cash flow impact of the loss on early extinguishment of borrowings is reflected in the financing activities section of the accompanying Consolidated Statement of Cash Flows, and therefore, do not contribute to operating cash flows.

•
The aggregate of trade accounts receivable, inventories and trade accounts payable used $243 million in operating cash flows during 2017, compared to $96 million of operating cash flows used in 2016. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories and trade accounts payable depends upon how effectively the Company manages the cash conversion cycle, which effectively represents the number of days that elapse from the day it pays for the purchase of raw materials and components to the collection of cash from its customers and can be significantly impacted by the timing of collections and payments in a period.

•
The aggregate of prepaid expenses and other assets, deferred income taxes and accrued expenses and other liabilities used $110 million in operating cash flows during 2017, compared to $196 million used in 2016. The timing of cash payments for income taxes and various employee related liabilities drove the majority of this change.

•
Net earnings from continuing operations for 2017 reflected an increase of $110 million of depreciation and amortization expense as compared to 2016. Amortization expense primarily relates to the amortization of intangible assets acquired in connection with business acquisitions. Depreciation expense relates to both the Company’s manufacturing and operating facilities as well as instrumentation leased to customers under operating-type lease arrangements. Depreciation and amortization are noncash expenses that decrease earnings without a corresponding impact to operating cash flows.

Operating cash flows from continuing operations were approximately $3.1 billion for 2016, an increase of $255 million, or 9% as compared to 2015. This increase was primarily attributable to the increase in net earnings from continuing operations in 2016 as compared to 2015.

Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures, including instruments leased to customers, cash used for investments and cash proceeds from divestitures of businesses or assets.
Net cash used in investing activities was $843 million during 2017 compared to approximately $5.2 billion and approximately $15.0 billion of net cash used in 2016 and 2015, respectively.
Acquisitions, Divestitures and Sale of Investments
2017 Acquisitions and Sale of Investments
For a discussion of the Company’s 2017 acquisitions and sale of investments, refer to “—Overview.”
2016 Acquisitions, Divestitures and Sale of Investments
For a discussion of the Company’s 2016 Separation of its former Test & Measurement segment, Industrial Technologies segment (excluding the product identification businesses) and retail/commercial petroleum business, refer to “—Overview.”
On November 4, 2016, Copper Merger Sub, Inc., a California corporation and an indirect, wholly-owned subsidiary of the Company acquired all of the outstanding shares of common stock of Cepheid, a California corporation, for $53.00 per share in cash, for a total purchase price of approximately $4.0 billion, net of assumed debt and acquired cash (the “Cepheid

Acquisition”). Cepheid is now part of the Company’s Diagnostics segment. Cepheid generated revenues of $539 million in 2015. The Company initially financed the Cepheid acquisition price with available cash and proceeds from the issuance of U.S. dollar and euro-denominated commercial paper.
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
During 2016, the Company received cash proceeds of $265 million from the sale of certain marketable equity securities and recorded a pretax gain related to this sale of $223 million ($140 million after-tax or $0.20 per diluted share).
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
The Company initially financed the approximately $13.6 billion acquisition price of Pall with approximately $2.5 billion of available cash, approximately $8.1 billion of net proceeds from the issuance and sale of U.S. dollar and euro-denominated commercial paper and €2.7 billion (approximately $3.0 billion based on currency exchange rates as of the date of issuance) of net proceeds from the issuance and sale of euro-denominated senior unsecured notes.
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
The accounting requirements for reporting the disposition of the communications business as a discontinued operation were met when the split-off and merger were completed. Accordingly, the accompanying Consolidated Financial Statements for all periods presented reflect this business as discontinued operations. The Company allocated a portion of the consolidated interest expense to discontinued operations based on the ratio of the discontinued business’ net assets to the Company’s consolidated net assets. The Company recorded an aggregate after-tax gain on the disposition of this business of $767 million, or $1.08 per diluted share, in its 2015 results in connection with the closing of this transaction representing the value of the 26 million shares of Company common stock tendered for the communications business in excess of the carrying value of the business’ net assets. This gain was included in the results of discontinued operations for the year ended December 31, 2015. The communications business had revenues of $346 million in 2015 prior to the disposition.
During 2015, the Company received cash proceeds of $43 million from the sale of certain marketable equity securities and recorded a pretax gain related to these sales of $12 million ($8 million after-tax or $0.01 per diluted share).
Capital Expenditures
Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development, improving information technology systems and the manufacture of instruments that are used in operating-type lease arrangements that certain of the Company’s businesses enter into with customers. Capital expenditures totaled $620 million in 2017, $590 million in 2016 and $513 million in 2015. The increase in capital spending in 2017 was due to increased investments in other operating assets, particularly new facilities, and operating assets at newly acquired businesses. The increase in capital spending in 2016 was due to increased investments in machinery and equipment, including operating assets at newly acquired businesses such as Pall, and to a lesser extent, increases in equipment leased to customers. In 2018, the Company expects capital spending to be approximately $700 million, though actual expenditures will ultimately depend on business conditions.

Financing Activities
Cash flows from financing activities consist primarily of cash flows associated with the issuance and repayments of commercial paper and other debt, issuances and repurchases of common stock, excess tax benefits from stock-based compensation, and payments of cash dividends to shareholders. Financing activities used cash of approximately $3.1 billion during 2017 compared to approximately $2.0 billion of cash provided during 2016. The year-over-year increase in cash used in financing activities was due primarily to higher net repayments of commercial paper borrowings in 2017 as compared to 2016 (as the Company increased its commercial paper borrowings in 2016 for the Cepheid acquisition) as well as lower proceeds from the issuance of debt in 2017 as compared to 2016. These impacts were partially offset by lower repayments of long-term debt in 2017 as compared to the comparable period of 2016 as the Company used a portion of the proceeds from the Fortive Distribution to repay outstanding long-term indebtedness in August 2016.
Financing activities provided cash of approximately $2.0 billion during 2016 compared to approximately $9.1 billion of cash provided during 2015. Cash provided by financing activities in 2016 primarily relates to approximately $3.4 billion of net proceeds received from the issuance of the Fortive Debt in June 2016 and the net issuance of outstanding borrowings with maturities of 90 days or less, primarily commercial paper borrowings, of approximately $2.2 billion, and the issuance of approximately ¥29.9 billion aggregate principal amount (approximately $262 million based on the currency exchange rate as of the date of the issuance) of 0.352% senior unsecured notes. These issuances were partially offset by the repayment of the $500 million aggregate principal amount of 2.3% senior unsecured notes that matured in June 2016, the repayment of approximately $1.9 billion in aggregate principal amount of outstanding indebtedness in August 2016 (consisting of the Redeemed Notes), the repayment of the CHF 120 million ($124 million) aggregate principal amount of the 4.0% senior unsecured notes due in October 2016 and $485 million of cash distributed to Fortive in connection with the Separation.
Total debt was approximately $10.5 billion and $12.3 billion as of December 31, 2017 and 2016, respectively. The Company had the ability to incur an additional $1.6 billion of indebtedness in direct borrowings or under the outstanding commercial paper facility based on the amounts available under the Company’s $4.0 billion credit facility which were not being used to backstop outstanding commercial paper balances as of December 31, 2017. Refer to Note 9 to the Consolidated Financial Statements for information regarding the Company’s financing activities and indebtedness, including the Company’s outstanding debt as of December 31, 2017, and the Company’s commercial paper program and related credit facility.

Shelf Registration Statement
The Company has filed a “well-known seasoned issuer” shelf registration statement on Form S-3 with the SEC that registers an indeterminate amount of debt securities, common stock, preferred stock, warrants, depositary shares, purchase contracts and units for future issuance. The Company utilized this shelf registration statement for the offering and sale of the U.S. dollar and euro-denominated senior unsecured notes issued in 2015 and 2017. The Company expects to use net proceeds realized by the Company from future securities sales off this shelf registration statement for general corporate purposes, including without limitation repayment or refinancing of debt or other corporate obligations, acquisitions, capital expenditures, share repurchases and dividends and/or working capital.
Stock Repurchase Program
Please see “Issuer Purchases of Equity Securities” in Item 5 of Part II of this Annual Report for a description of the Company’s stock repurchase program.
Dividends
The Company declared a regular quarterly dividend of $0.14 per share that was paid on January 26, 2018 to holders of record on December 29, 2017. Aggregate cash payments for dividends during 2017 were $378 million. Dividend payments were lower in 2017 as compared to 2016 as the Company decreased the per share amount of its quarterly dividend in the third quarter of 2016 as a result of the Fortive Separation.
For a description of the dividend of Fortive shares in July 2016, refer to Note 3 to the Consolidated Financial Statements.
Cash and Cash Requirements
As of December 31, 2017, the Company held $630 million of cash and cash equivalents that were invested in highly liquid investment-grade debt instruments with a maturity of 90 days or less with an approximate weighted average annual interest rate of 0.9%. Of this amount, $37 million was held within the United States and $593 million was held outside of the United States. The Company will continue to have cash requirements to support working capital needs, capital expenditures and acquisitions, pay interest and service debt, pay taxes and any related interest or penalties, fund its restructuring activities and pension plans as required, pay dividends to shareholders, repurchase shares of the Company’s common stock and support other business needs. The Company generally intends to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, the Company may also borrow under its commercial paper programs or credit facility, enter into new credit facilities and either borrow directly thereunder or use such credit facilities to backstop additional borrowing capacity under its commercial paper programs and/or access the capital markets. The Company also may from time to time access the capital markets to take advantage of favorable interest rate environments or other market conditions.
While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company’s foreign cash could be repatriated to the United States. Following enactment of the TCJA and the associated Transition Tax, in general, repatriation of cash to the United States can be completed with no incremental U.S. tax; however, repatriation of cash could subject the Company to non-U.S. jurisdictional taxes on distributions. The cash that the Company’s non-U.S. subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. The income taxes applicable to such earnings are not readily determinable or practicable. The Company continues to evaluate the impact of the TCJA on its election to indefinitely reinvest certain of its non-U.S. earnings. As of December 31, 2017, management believes that it has sufficient liquidity to satisfy its cash needs, including its cash needs in the United States.
During 2017, the Company contributed $53 million to its U.S. defined benefit pension plans and $45 million to its non-U.S. defined benefit pension plans. During 2018, the Company’s cash contribution requirements for its U.S. and its non-U.S. defined benefit pension plans are expected to be approximately $30 million and $50 million, respectively. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.

Contractual Obligations
The following table sets forth, by period due or year of expected expiration, as applicable, a summary of the Company’s contractual obligations as of December 31, 2017 under (1) debt obligations, (2) leases, (3) purchase obligations and (4) other long-term liabilities reflected on the Company’s Consolidated Balance Sheet The amounts presented in the “Other long-term liabilities” line in the table below include $670 million of noncurrent gross unrecognized tax benefits and related interest (and do not include $66 million of current gross unrecognized tax benefits which are included in the “Accrued expenses and other liabilities” line on the Consolidated Balance Sheet). However, the timing of the long-term portion of these liabilities is uncertain, and therefore, they have been included in the “More Than 5 Years” column in the table below. Refer to Note 12 to the Consolidated Financial Statements for additional information on unrecognized tax benefits. Certain of the Company’s acquisitions also involve the potential payment of contingent consideration. The table below does not reflect any such obligations, as the timing and amounts of any such payments are uncertain. Refer to “—Off-Balance Sheet Arrangements” for a discussion of other contractual obligations that are not reflected in the table below.

($ in millions)	Total	Less Than One Year	1-3 Years	4-5 Years	More Than 5 Years
Debt and leases:
Debt obligations (a)(b)	$10,503.8	$190.1	$4,534.3	$1,590.1	$4,189.3
Capital lease obligations (b)	18.3	4.6	0.8	0.9	12.0
Total debt and leases	10,522.1	194.7	4,535.1	1,591.0	4,201.3
Interest payments on debt and capital lease obligations (c)	1,277.8	150.2	252.7	183.4	691.5
Operating lease obligations (d)	797.4	199.4	297.5	178.7	121.8
Other:
Purchase obligations (e)	610.2	533.2	62.4	9.4	5.2
Other long-term liabilities reflected on the Company’s Consolidated Balance Sheet (f)	5,161.1	—	625.0	448.3	4,087.8
Total	$18,368.6	$1,077.5	$5,772.7	$2,410.8	$9,107.6

(a)	As described in Note 9 to the Consolidated Financial Statements.

(b)	Amounts do not include interest payments. Interest on debt and capital lease obligations is reflected in a separate line in the table.

(c)
Interest payments on debt are projected for future periods using the interest rates in effect as of December 31, 2017. Certain of these projected interest payments may differ in the future based on changes in market interest rates.

(d)
As described in Note 15 to the Consolidated Financial Statements, certain leases require the Company to pay real estate taxes, insurance, maintenance and other operating expenses associated with the leased premises. These future costs are not included in the table above.

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

Off-Balance Sheet Arrangements
Guarantees and Related Instruments
The following table sets forth, by period due or year of expected expiration, as applicable, a summary of guarantees and related instruments of the Company as of December 31, 2017.

	Amount of Commitment Expiration per Period
($ in millions)	Total	Less Than One Year	1-3 Years	4-5 Years	More Than 5 Years
Guarantees and related instruments	$611.2	$506.9	$57.4	$24.8	$22.1
Guarantees and related instruments consist primarily of outstanding standby letters of credit, bank guarantees and performance and bid bonds. These have been provided in connection with certain arrangements with vendors, customers, insurance providers, financing counterparties and governmental entities to secure the Company’s obligations and/or performance requirements related to specific transactions.
Other Off-Balance Sheet Arrangements
The Company has from time to time divested certain of its businesses and assets. In connection with these divestitures, the Company often provides representations, warranties and/or indemnities to cover various risks and unknown liabilities, such as claims for damages arising out of the use of products or relating to intellectual property matters, commercial disputes, environmental matters or tax matters. In particular, in connection with the 2016 Fortive Separation and the 2015 split-off of the Company’s communications business, Danaher entered into separation and distribution and related agreements pursuant to which Danaher agreed to indemnify the other parties against certain damages and expenses that might occur in the future. These indemnification obligations cover a variety of liabilities, including, but not limited to, employee, tax and environmental matters. The Company has not included any such items in the contractual obligations table above because they relate to unknown conditions and the Company cannot estimate the potential liabilities from such matters, but the Company does not believe it is reasonably possible that any such liability will have a material effect on the Company’s financial statements. In addition, as a result of these divestitures, as well as restructuring activities, certain properties leased by the Company have been sublet to third-parties. In the event any of these third-parties vacate any of these premises, the Company would be legally obligated under master lease arrangements. The Company believes that the financial risk of default by such sub-lessors is individually and in the aggregate not material to the Company’s Consolidated Financial Statements.
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

Legal Proceedings
Refer to “Item 3. Legal Proceedings” and Note 16 to the Consolidated Financial Statements for information regarding legal proceedings and contingencies, and for a discussion of risks related to legal proceedings and contingencies, refer to “Item 1A. Risk Factors.”

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
Acquired Intangibles—The Company’s business acquisitions typically result in the recognition of goodwill, in-process R&D and other intangible assets, which affect the amount of future period amortization expense and possible impairment charges that the Company may incur. Refer to Notes 1, 2 and 6 to the Consolidated Financial Statements for a description of the Company’s policies relating to goodwill, acquired intangibles and acquisitions.
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
As of December 31, 2017, the Company had eight reporting units for goodwill impairment testing. Reporting units resulting from recent acquisitions generally present the highest risk of impairment. Management believes the impairment risk associated with these reporting units decreases as these businesses are integrated into the Company and better positioned for potential future earnings growth. The Company’s annual goodwill impairment analysis in 2017 indicated that in all instances, the fair values of the Company’s reporting units exceeded their carrying values and consequently did not result in an impairment charge. The excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of the Company’s reporting units as of the annual testing date ranged from approximately 50% to approximately 600%. In order to evaluate the sensitivity of the fair value calculations used in the goodwill impairment test, the Company applied a hypothetical 10% decrease to the fair values of each reporting unit and compared those hypothetical values to the reporting unit carrying values. Based on this hypothetical 10% decrease, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of the Company’s reporting units ranged from approximately 35% to approximately 530%.
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
If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and a charge would need to be taken against net earnings which would adversely affect the Company’s Consolidated Financial Statements. Historically, the Company’s estimates of goodwill and intangible assets have been materially correct.

Contingent Liabilities—As discussed in “Item 3. Legal Proceedings” and Note 16 to the Consolidated Financial Statements, the Company is, from time to time, subject to a variety of litigation and similar contingent liabilities incidental to its business (or the business operations of previously owned entities). The Company recognizes a liability for any contingency that is known or probable of occurrence and reasonably estimable. These assessments require judgments concerning matters such as litigation developments and outcomes, the anticipated outcome of negotiations, the number of future claims and the cost of both pending and future claims. In addition, because most contingencies are resolved over long periods of time, liabilities may change in the future due to various factors, including those discussed in Note 16 to the Consolidated Financial Statements. If the reserves established by the Company with respect to these contingent liabilities are inadequate, the Company would be required to incur an expense equal to the amount of the loss incurred in excess of the reserves, which would adversely affect the Company’s financial statements.
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
On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance. Refer to ‘New Accounting Standards’ in Note 1 to the Consolidated Financial Statements for additional information on the Company’s adoption of this ASU.
If the Company’s judgments regarding revenue recognition prove incorrect, the Company’s reported revenues in particular periods may be incorrect. Historically, the Company’s estimates of revenue have been materially correct.
Pension and Other Postretirement Benefits—For a description of the Company’s pension and other postretirement benefit accounting practices, refer to Notes 10 and 11 to the Consolidated Financial Statements. Calculations of the amount of pension and other postretirement benefit costs and obligations depend on the assumptions used in the actuarial valuations, including assumptions regarding discount rates, expected return on plan assets, rates of salary increases, health care cost trend rates, mortality rates, and other factors. If the assumptions used in calculating pension and other postretirement benefits costs and obligations are incorrect or if the factors underlying the assumptions change (as a result of differences in actual experience, changes in key economic indicators or other factors) the Company’s Consolidated Financial Statements could be materially affected. A 50 basis point reduction in the discount rates used for the plans would have increased the U.S. net obligation by $146 million ($111 million on an after-tax basis) and the non-U.S. net obligation by $142 million ($107 million on an after-tax basis) from the amounts recorded in the Consolidated Financial Statements as of December 31, 2017. A 50 basis point increase in the discount rates used for the plans would have decreased the U.S. net obligation by $134 million ($102 million on an after-tax basis) and the non-U.S. net obligation by $137 million ($104 million on an after-tax basis) from the amounts recorded in the Consolidated Financial Statements as of December 31, 2017.
For 2017, the estimated long-term rate of return for the U.S. plans is 7.0%, and the Company intends to continue to use an assumption of 7.0% for 2018. The estimated long-term rate of return for the non-U.S. plans was determined on a plan-by-plan basis based on the nature of the plan assets and ranged from 1.0% to 5.8%. If the expected long-term rate of return on plan assets for 2017 was reduced by 50 basis points, pension expense for the U.S. and non-U.S. plans for 2017 would have increased $9 million ($6 million on an after-tax basis) and $5 million ($4 million on an after-tax basis), respectively.
For a discussion of the Company’s 2017 and anticipated 2018 defined benefit pension plan contributions, refer to “—Liquidity and Capital Resources – Cash and Cash Requirements”.
Income Taxes—For a description of the Company’s income tax accounting policies, refer to Notes 1 and 12 to the Consolidated Financial Statements. The Company establishes valuation allowances for its deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized. This requires management to make judgments and estimates regarding: (1) the timing and amount of the reversal of taxable temporary differences, (2) expected future taxable income, and

(3) the impact of tax planning strategies. Future changes to tax rates would also impact the amounts of deferred tax assets and liabilities and could have an adverse impact on the Company’s Consolidated Financial Statements.
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
On December 22, 2017, the TCJA was enacted, which substantially changes the U.S. tax system, including lowering the corporate tax rate from 35% to 21% (beginning in 2018), and affected the Company in a number of ways. Under U.S. GAAP, the Company is required to account for tax legislation when the legislation is enacted. Accordingly, the Company has reflected the provisional estimate of changes from the TCJA in the Consolidated Financial Statements as of December 31, 2017 based upon the Company’s analysis of the legislation using available information. Certain assumptions related to the impact of the TCJA will require continued monitoring and further analysis including the amount of foreign cash and undistributed earnings subject to the Transition Tax, the amount of available credits to reduce required payments of the Transition Tax and the impact of estimated temporary differences between book and taxable income in 2017 or prior periods under audit by the IRS. Although the Company believes that its estimates and judgments are reasonable, actual results may differ materially from these estimates. The Company will continue to refine these estimates throughout 2018 and record any required adjustments as they are determined as permitted by SAB No. 118. The U.S. Treasury Department and the IRS have not yet issued regulations implementing the new tax law, and these regulations could result in changes to the Company’s estimates. Some or all of these judgments are also subject to review by the IRS. If the IRS were to successfully challenge the Company’s right to realize some or all of the tax benefit the Company has recorded, based on current interpretation of the law regarding certain items, or if the amount of the Transition Tax or other tax liabilities are understated, it could have a material adverse effect on the Company’s financial statements.
In addition, certain of the Company’s tax returns are currently under review by tax authorities including in Denmark (refer to “—Results of Operations – Income Taxes” and Note 12 to the Consolidated Financial Statements). Management believes the positions taken in these returns are in accordance with the relevant tax laws. However, the outcome of these audits is uncertain and could result in the Company being required to record charges for prior year tax obligations which could have a material adverse impact to the Company’s Consolidated Financial Statements, including its effective tax rate.
An increase of 1.0% in the Company’s 2017 nominal tax rate would have resulted in an additional income tax provision for continuing operations for the year ended December 31, 2017 of $29 million.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework” (2013 framework). Based on this assessment, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting is effective.
The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report dated February 20, 2018 appears on page 58 of this Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Danaher Corporation
Opinion on Internal Control over Financial Reporting
We have audited Danaher Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Danaher Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 20, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Danaher Corporation’s Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Tysons, Virginia
February 20, 2018

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Danaher Corporation
Opinion on Financial Statements
We have audited the accompanying consolidated balance sheets of Danaher Corporation and subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002.
Tysons, Virginia
February 20, 2018

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ and shares in millions, except per share amount)

	As of December 31
	2017	2016
ASSETS
Current assets:
Cash and equivalents	$630.3	$963.7
Trade accounts receivable, less allowance for doubtful accounts of $116.1 and $102.4, respectively	3,521.8	3,186.1
Inventories	1,840.8	1,709.4
Prepaid expenses and other current assets	857.1	805.9
Total current assets	6,850.0	6,665.1
Property, plant and equipment, net	2,454.6	2,354.0
Other assets	538.3	631.3
Goodwill	25,138.6	23,826.9
Other intangible assets, net	11,667.1	11,818.0
Total assets	$46,648.6	$45,295.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$194.7	$2,594.8
Trade accounts payable	1,509.9	1,485.0
Accrued expenses and other liabilities	3,087.7	2,794.2
Total current liabilities	4,792.3	6,874.0
Other long-term liabilities	5,161.1	5,670.3
Long-term debt	10,327.4	9,674.2
Stockholders’ equity:
Common stock - $0.01 par value, 2.0 billion shares authorized; 812.5 and 807.7 issued; 696.6 and 692.2 outstanding, respectively	8.1	8.1
Additional paid-in capital	5,538.2	5,312.9
Retained earnings	22,806.1	20,703.5
Accumulated other comprehensive income (loss)	(1,994.2)	(3,021.7)
Total Danaher stockholders’ equity	26,358.2	23,002.8
Noncontrolling interests	9.6	74.0
Total stockholders’ equity	26,367.8	23,076.8
Total liabilities and stockholders’ equity	$46,648.6	$45,295.3
See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)

	Year Ended December 31
	2017	2016		2015
Sales	$18,329.7	$16,882.4		$14,433.7
Cost of sales	(8,137.2)	(7,547.8)		(6,662.6)
Gross profit	10,192.5	9,334.6		7,771.1
Operating costs:
Selling, general and administrative expenses	(6,042.5)	(5,608.6)		(4,747.5)
Research and development expenses	(1,128.8)	(975.1)		(861.4)
Operating profit	3,021.2	2,750.9		2,162.2
Nonoperating income (expense):
Other income	72.8	223.4		12.4
Loss on early extinguishment of borrowings	—	(178.8)		—
Interest expense	(162.7)	(184.4)		(139.8)
Interest income	7.5	0.2		4.6
Earnings from continuing operations before income taxes	2,938.8	2,611.3		2,039.4
Income taxes	(469.0)	(457.9)		(292.7)
Net earnings from continuing operations	2,469.8	2,153.4		1,746.7
Earnings from discontinued operations, net of income taxes	22.3	400.3		1,610.7
Net earnings	$2,492.1	$2,553.7		$3,357.4
Net earnings per share from continuing operations:
Basic	$3.55	$3.12		$2.50
Diluted	$3.50	$3.08		$2.47
Net earnings per share from discontinued operations:
Basic	$0.03	$0.58		$2.31
Diluted	$0.03	$0.57		$2.27
Net earnings per share:
Basic	$3.58	$3.69	*	$4.81
Diluted	$3.53	$3.65		$4.74
Average common stock and common equivalent shares outstanding:
Basic	695.8	691.2		698.1
Diluted	706.1	699.8		708.5

*	Net earnings per share amount does not add due to rounding.
See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)

	Year Ended December 31
	2017	2016	2015
Net earnings	$2,492.1	$2,553.7	$3,357.4
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	976.1	(517.3)	(975.6)
Pension and postretirement plan benefit adjustments	71.0	(58.2)	80.5
Unrealized (loss) gain on available-for-sale securities	(19.6)	(114.8)	17.6
Total other comprehensive income (loss), net of income taxes	1,027.5	(690.3)	(877.5)
Comprehensive income	$3,519.6	$1,863.4	$2,479.9
See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 ($ and shares in millions)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Shares	Amount
Balance, January 1, 2015	792.5	$7.9	$4,480.9	$20,323.0	$(1,433.7)	$71.7
Net earnings for the year	—	—	—	3,357.4	—	—
Other comprehensive income (loss)	—	—	—	—	(877.5)	—
Dividends declared	—	—	—	(376.4)	—	—
Common stock-based award activity	7.8	0.1	443.9	—	—	—
Common stock issued in connection with LYONs’ conversions	1.3	—	56.4	—	—	—
Shares redeemed through the distribution of the communications business (26.0 shares held as Treasury shares)	—	—	—	(2,291.7)	—	—
Change in noncontrolling interests	—	—	—	—	—	2.0
Balance, December 31, 2015	801.6	8.0	4,981.2	21,012.3	(2,311.2)	73.7
Net earnings for the year	—	—	—	2,553.7	—	—
Other comprehensive income (loss)	—	—	—	—	(690.3)	—
Dividends declared	—	—	—	(393.6)	—	—
Common stock-based award activity	5.8	0.1	322.6	—	—	—
Common stock issued in connection with LYONs’ conversions	0.3	—	9.1	—	—	—
Distribution of Fortive Corporation	—	—	—	(2,468.9)	(20.2)	—
Change in noncontrolling interests	—	—	—	—	—	0.3
Balance, December 31, 2016	807.7	8.1	5,312.9	20,703.5	(3,021.7)	74.0
Net earnings for the year	—	—	—	2,492.1	—	—
Other comprehensive income (loss)	—	—	—	—	1,027.5	—
Dividends declared	—	—	—	(389.5)	—	—
Common stock-based award activity	4.8	—	214.1	—	—	—
Common stock issued in connection with LYONs’ conversions	—	—	12.4	—	—	—
Change in noncontrolling interests	—	—	(1.2)	—	—	(64.4)
Balance, December 31, 2017	812.5	$8.1	$5,538.2	$22,806.1	$(1,994.2)	$9.6
See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ and shares in millions)

	Year Ended December 31
	2017	2016	2015
Cash flows from operating activities:
Net earnings	$2,492.1	$2,553.7	$3,357.4
Less: earnings from discontinued operations, net of income taxes	22.3	400.3	1,610.7
Net earnings from continuing operations	2,469.8	2,153.4	1,746.7
Noncash items:
Depreciation	577.8	545.0	484.0
Amortization	660.5	583.1	396.8
Stock-based compensation expense	139.4	129.8	103.8
Restructuring and impairment charges	56.1	12.0	3.6
Pretax loss on early extinguishment of borrowings	—	178.8	—
Pretax gain on sales of investments	(72.8)	(223.4)	(12.4)
Change in deferred income taxes	(426.9)	(383.9)	(184.2)
Change in trade accounts receivable, net	(161.4)	(183.1)	0.8
Change in inventories	(27.4)	9.4	146.5
Change in trade accounts payable	(54.4)	78.1	50.3
Change in prepaid expenses and other assets	4.4	(62.4)	(68.9)
Change in accrued expenses and other liabilities	312.7	250.7	165.2
Total operating cash provided by continuing operations	3,477.8	3,087.5	2,832.2
Total operating cash provided by discontinued operations	—	434.3	969.6
Net cash provided by operating activities	3,477.8	3,521.8	3,801.8
Cash flows from investing activities:
Cash paid for acquisitions	(385.8)	(4,880.1)	(14,247.8)
Payments for additions to property, plant and equipment	(619.6)	(589.6)	(512.9)
Proceeds from sales of property, plant and equipment	32.6	9.8	60.4
Payments for purchases of investments	—	—	(87.1)
Proceeds from sales of investments	137.9	264.8	43.0
All other investing activities	(8.5)	21.9	5.9
Total investing cash used in continuing operations	(843.4)	(5,173.2)	(14,738.5)
Total investing cash used in discontinued operations	—	(69.8)	(212.5)
Net cash used in investing activities	(843.4)	(5,243.0)	(14,951.0)
Cash flows from financing activities:
Proceeds from the issuance of common stock	68.8	164.5	249.0
Payment of dividends	(378.3)	(399.8)	(354.1)
Payment for purchase of noncontrolling interest	(64.4)	—	—
Make-whole premiums to redeem borrowings prior to maturity	—	(188.1)	—
Net (repayments of) proceeds from borrowings (maturities of 90 days or less)	(3,778.5)	2,218.1	3,511.2
Proceeds from borrowings (maturities longer than 90 days)	1,782.1	3,240.9	5,682.9
Repayments of borrowings (maturities longer than 90 days)	(668.4)	(2,480.6)	(35.5)
All other financing activities	(59.8)	(27.0)	(3.3)
Total financing cash (used in) provided by continuing operations	(3,098.5)	2,528.0	9,050.2
Cash distributions to Fortive Corporation, net	—	(485.3)	—
Net cash (used in) provided by financing activities	(3,098.5)	2,042.7	9,050.2
Effect of exchange rate changes on cash and equivalents	130.7	(148.6)	(115.8)
Net change in cash and equivalents	(333.4)	172.9	(2,214.8)
Beginning balance of cash and equivalents	963.7	790.8	3,005.6
Ending balance of cash and equivalents	$630.3	$963.7	$790.8

Supplemental disclosure:
Shares redeemed through the distribution of the communications business (26.0 shares held as Treasury shares)	$—	$—	$2,291.7
Distribution of noncash net assets to Fortive Corporation	—	(1,983.6)	—
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
The Company’s Environmental & Applied Solutions segment products and services help protect important resources and keep global food and water supplies safe. The Company’s water quality business provides instrumentation, services and disinfection systems to help analyze, treat and manage the quality of ultra-pure, potable, industrial, waste, ground, source and ocean water in residential, commercial, municipal, industrial and natural resource applications. The Company’s product identification business provides equipment, software, services and consumables for various color and appearance management, packaging design and quality management, printing, marking, coding and traceability applications for consumer, pharmaceutical and industrial products.
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
Accounts Receivable and Allowances for Doubtful Accounts—All trade accounts, contract and finance receivables are reported on the accompanying Consolidated Balance Sheets adjusted for any write-offs and net of allowances for doubtful accounts. The allowances for doubtful accounts represent management’s best estimate of the credit losses expected from the Company’s trade accounts, contract and finance receivable portfolios. Determination of the allowances requires management to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the provision for credit losses and, therefore, net earnings. The Company regularly performs detailed reviews of its portfolios to determine if an impairment has occurred and evaluates the collectability of receivables based on a combination of various financial and qualitative factors that may affect customers’ ability to pay, including customers’ financial condition, collateral, debt-servicing ability, past payment experience and credit bureau information. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the recognized receivable to the amount reasonably expected to be collected. Additions to the allowances for doubtful accounts are charged to current period earnings, amounts determined to be uncollectible are charged directly against the allowances, while amounts recovered on previously written-off accounts increase the allowances. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves would be required. The Company does not believe that accounts receivable represent significant concentrations of credit risk because of the diversified portfolio of individual customers and geographical areas. The Company recorded $33 million, $33 million and $25 million of expense associated with doubtful accounts for the years ended December 31, 2017, 2016 and 2015, respectively.
Included in the Company’s trade accounts receivable and other long-term assets as of December 31, 2017 and 2016 are $213 million and $191 million of net aggregate financing receivables, respectively. All financing receivables are evaluated for impairment based on individual customer credit profiles.
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
Certain of the Company’s revenues relate to operating-type lease (“OTL”) arrangements. Instrument lease revenue for OTL agreements is recognized on a straight-line basis over the life of the lease, and the costs of customer-leased instruments are recorded within property, plant and equipment in the accompanying Consolidated Balance Sheets and depreciated over the instrument’s estimated useful life. The depreciation expense is reflected in cost of sales in the accompanying Consolidated Statements of Earnings. The OTLs are generally not cancellable until after the first two years. Certain of the Company’s lease contracts are customized for larger customers and often result in complex terms and conditions that typically require significant judgment in applying the criteria used to evaluate whether the arrangement should be considered an OTL or a sales-type lease. A sales-type lease would result in earlier recognition of instrument revenue as compared to an OTL.
Revenues for contractual arrangements consisting of multiple elements (i.e., deliverables) are recognized for the separate elements when the product or services that are part of the multiple element arrangement have value on a stand-alone basis and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element is considered probable and substantially in the Company’s control. Certain customer arrangements include multiple elements, typically hardware, installation, training, consulting, services and/or post contract support (“PCS”). Generally, these elements are delivered within the same reporting period, except PCS or other services, for which revenue is recognized over the service period. The Company allocates revenue to each element in the arrangement using the selling price hierarchy and based on each element’s relative selling price. The selling price for a deliverable is based on its vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE or TPE is available. The Company considers relevant internal and external market factors in cases where the Company is required to estimate selling prices. Allocation of the consideration is determined at the inception of the arrangements.
On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance.
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
Income Taxes—The Company’s income tax expense represents the tax liability for the current year, the tax benefit or expense for the net change in deferred tax liabilities and assets during the year, as well as reserves for unrecognized tax benefits and return to provision adjustments. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the Company’s tax return in future years for which the tax benefit has already been reflected on the Company’s Consolidated Statements of Earnings. The Company establishes valuation allowances for its deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized. Deferred tax liabilities generally represent items that have already been taken as a deduction on the Company’s tax return but have not yet been recognized as an expense in the Company’s Consolidated Statements of Earnings. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income tax expense in the period that includes the enactment date. The Company provides for unrecognized tax benefits when, based upon the technical merits, it is “more likely than not” that an uncertain tax position will not be sustained upon examination.  Judgment is required in evaluating tax positions and determining income tax provisions.  The Company re-evaluates the technical merits of its tax positions and may recognize an uncertain tax benefit in certain circumstances, including when: (1) a tax audit is completed; (2) applicable tax laws change, including a tax case ruling or legislative guidance; or (3) the applicable statute of limitations expires. The Company recognizes potential accrued interest and penalties associated with unrecognized tax positions in income tax expense. Refer to Note 12 for additional information and discussion of the impact of the enactment of the Tax Cuts and Jobs Act (“TCJA”) in the United States.
Productivity Improvement and Restructuring—The Company periodically initiates productivity improvement and restructuring activities to appropriately position the Company’s cost base relative to prevailing economic conditions and associated customer demand as well as in connection with certain acquisitions. Costs associated with productivity improvement and restructuring actions can include one-time termination benefits and related charges in addition to facility closure, contract termination and other related activities. The Company records the cost of the productivity improvement and restructuring activities when the associated liability is incurred. Refer to Note 14 for additional information.
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
Derivative Financial Instruments—The Company is neither a dealer nor a trader in derivative instruments. The Company has generally accepted the exposure to exchange rate movements without using derivative instruments to manage this risk, although the Company’s foreign currency-denominated debt partially hedges its net investments in foreign operations against adverse movements in exchange rates. The Company will periodically enter into foreign currency forward contracts not exceeding 12 months to mitigate a portion of its foreign currency exchange risk and forward starting swaps to mitigate interest rate risk related to the Company’s debt. When utilized, the derivative instruments are recorded on the Consolidated Balance Sheets as either an asset or liability measured at fair value. To the extent the foreign currency forward contract or forward starting swap qualifies as an effective hedge, changes in fair value are recognized in accumulated other comprehensive income (loss) in stockholders’ equity. The Company’s use of foreign currency forward contracts and forward starting swaps during 2017, 2016 and 2015 and as of the years then ended was not significant.

Accumulated Other Comprehensive Income (Loss)—Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. The changes in accumulated other comprehensive income (loss) by component are summarized below ($ in millions):

	Foreign Currency Translation Adjustments	Pension & Postretirement Plan Benefit Adjustments		Unrealized Gain (Loss) on Available-For-Sale Securities		Total
Balance, January 1, 2015	$(821.8)	$(727.8)		$115.9		$(1,433.7)
Other comprehensive income (loss) before reclassifications:
(Decrease) increase	(975.6)	69.8		40.7		(865.1)
Income tax impact	—	(12.3)		(15.3)		(27.6)
Other comprehensive income (loss) before reclassifications, net of income taxes	(975.6)	57.5		25.4		(892.7)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	33.5	(a)	(12.4)	(b)	21.1
Income tax impact	—	(10.5)		4.6		(5.9)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	23.0		(7.8)		15.2
Net current period other comprehensive income (loss), net of income taxes	(975.6)	80.5		17.6		(877.5)
Balance, December 31, 2015	(1,797.4)	(647.3)		133.5		(2,311.2)
Other comprehensive income (loss) before reclassifications:
(Decrease) increase	(517.3)	(115.4)		39.6		(593.1)
Income tax impact	—	38.9		(14.8)		24.1
Other comprehensive income (loss) before reclassifications, net of income taxes	(517.3)	(76.5)		24.8		(569.0)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	28.0	(a)	(223.4)	(b)	(195.4)
Income tax impact	—	(9.7)		83.8		74.1
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	18.3		(139.6)		(121.3)
Net current period other comprehensive income (loss), net of income taxes	(517.3)	(58.2)		(114.8)		(690.3)
Distribution of Fortive Corporation	(83.5)	63.3	(c)	—		(20.2)
Balance, December 31, 2016	(2,398.2)	(642.2)		18.7		(3,021.7)
Other comprehensive income (loss) before reclassifications:
Increase	976.1	62.4		41.7		1,080.2
Income tax impact	—	(13.4)		(15.7)		(29.1)
Other comprehensive income (loss) before reclassifications, net of income taxes	976.1	49.0		26.0		1,051.1
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	28.7	(a)	(72.8)	(b)	(44.1)
Income tax impact	—	(6.7)		27.2		20.5
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	22.0		(45.6)		(23.6)
Net current period other comprehensive income (loss), net of income taxes	976.1	71.0		(19.6)		1,027.5
Balance, December 31, 2017	$(1,422.1)	$(571.2)		$(0.9)		$(1,994.2)

(a)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension and postretirement cost (refer to Notes 10 and 11 for additional details).

(b)	Included in other income in the accompanying Consolidated Statements of Earnings (refer to Note 13 for additional details).

(c)	This accumulated other comprehensive income (loss) component included an income tax impact of $21 million.

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
New Accounting Standards—In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, to address a specific consequence of the TCJA by allowing a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA’s reduction of the U.S. federal corporate income tax rate.  The ASU is effective for all entities for annual periods beginning after December 15, 2018, with early adoption permitted, and is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recognized.  Management has not yet completed its assessment of the impact of the ASU on the Company’s Consolidated Financial Statements.
In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which provided clarity on which changes to the terms or conditions of share-based payment awards require an entity to apply the modification accounting provisions required in Topic 718. The standard is effective for all entities for annual periods beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. The Company does not expect the adoption of this ASU will have a material impact on its Consolidated Financial Statements.
In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires employers to disaggregate the service cost component from other components of net periodic benefit costs and to disclose the amounts of net periodic benefit costs that are included in each income statement line item. The standard requires employers to report the service cost component in the same line item as other compensation costs and to report the other components of net periodic benefit costs (which include interest costs, expected return on plan assets, amortization of prior service cost or credits and actuarial gains and losses) separately and outside a subtotal of operating income. The income statement guidance requires application on a retrospective basis. The ASU is effective for public entities for annual periods beginning after December 15, 2017, including interim periods, with early adoption permitted. Had this standard been adopted in prior periods, reported operating profit would have been $31 million and $16 million lower and other income would have been $31 million and $16 million higher than reflected in the Consolidated Statements of Earnings for the years ended December 31, 2017 and 2016, respectively. Other than the presentation of the components of pension expense in the income statement, the adoption of this ASU will not have a material impact on the Company’s Consolidated Financial Statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. The ASU is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. Management has not yet completed its assessment of the impact of the new standard on the Company’s Consolidated Financial Statements. Currently, the Company believes that the most notable impact of this ASU will relate to its processes around the assessment of the adequacy of its allowance for doubtful accounts on trade accounts receivable and the recognition of credit losses.
In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification of certain items on the statement of cash flows and accounting for forfeitures. The Company adopted this standard effective January 1, 2017. The ASU requires that the difference between the actual tax benefit realized upon exercise or vesting, as applicable, and the tax benefit recorded based on the fair value of the stock award at the time of grant (the “excess tax benefits”) be reflected as a reduction of the current period provision for income taxes with any shortfall recorded as an increase in the tax provision rather than as a component of changes to additional paid-in capital. The ASU also requires the excess tax benefit realized be reflected as operating cash flow rather than a financing cash flow. For the year ended December 31, 2017, the provision for income taxes from continuing operations was reduced and operating cash flow from continuing operations was increased by $55 million reflecting the impact of adopting this standard. Had this ASU been adopted at January 1, 2016, the provision for income taxes from continuing operations would have been reduced and operating cash flow from continuing operations would have been increased by $30 million from the amounts reported for the year ended December 31, 2016. The actual benefit to be realized in future periods is inherently uncertain and will vary based on the price of the Company’s common stock as well as the timing of and relative value realized for future share-based transactions.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use asset and a lease liability for all leases with terms greater than 12 months. The standard also requires disclosures by lessees and lessors about the amount, timing and uncertainty of cash flows arising from leases. The accounting applied by a lessor is largely unchanged from that applied under the current standard. The standard must be adopted using a modified retrospective transition approach and provides for certain practical expedients. The ASU is effective for public entities for fiscal years beginning after December 15, 2018, with early adoption permitted. In September 2017 and January 2018, the FASB issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), and ASU No. 2018-01, Leases (Topic 842), Land Easement Practical Expedient for Transition to Topic 842, which provided additional implementation guidance on the previously issued ASU. Management has not yet completed its assessment of the impact of the new standard on the Company’s Consolidated Financial Statements. The Company is in the early stages of implementation and currently believes that the most notable impact to its financial statements upon the adoption of this ASU will be the recognition of a material right-of-use asset and lease liability for its real estate and equipment leases.
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU amends guidance on the classification and measurement of financial instruments, including significant revisions in accounting related to the classification and measurement of investments in equity securities and presentation of certain fair value changes for financial liabilities when the fair value option is elected. The ASU requires equity securities to be measured at fair value with changes in fair value recognized through net earnings and amends certain disclosure requirements associated with the fair value of financial instruments. In the period of adoption, the Company is required to reclassify the unrealized gains/losses on equity securities within accumulated other comprehensive income (loss) to retained earnings. The ASU is effective for the Company on January 1, 2018 and the adoption will not have a material effect on the Company’s Consolidated Financial Statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance. The core principle of the ASU is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of the standard by one year which results in the new standard being effective for the Company at the beginning of its first quarter of fiscal year 2018. In addition, during March, April, May and December 2016 and September and November 2017, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), and ASU No. 2017-14, Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606) respectively, which clarified the guidance on certain items such as reporting revenue as a principal versus agent, identifying performance obligations, accounting for intellectual property licenses, assessing collectability, presentation of sales taxes, impairment testing for contract costs, disclosure of performance obligations, and provided additional implementation guidance. On January 1, 2018, the Company will adopt the ASU using the modified retrospective method for all contracts.  The cumulative impact to beginning retained earnings from adopting the new revenue standard is expected to be a charge of less than $5 million.  The impact to beginning retained earnings is primarily driven by the deferral of revenue for unfulfilled performance obligations, partially offset by the capitalization of certain costs to obtain a contract, primarily sales-related commissions, where the amortization period for the related asset is greater than one year.  The Company expects the impact of the new standard on the amount and timing of revenue recognized in 2018 to be insignificant.  The ASU also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows from customer contracts, including judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  The Company is in the process of finalizing changes to its business processes, systems and controls to support recognition and disclosure under the new revenue standard.

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
The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. In the months after closing, as the Company obtains additional information about these assets and liabilities, including through tangible and intangible asset appraisals, and learns more about the newly acquired business, it is able to refine the estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. The Company is continuing to evaluate certain pre-acquisition contingencies associated with certain of its 2017 acquisitions and is also in the process of obtaining valuations of certain property, plant and equipment, acquired intangible assets and certain acquisition-related liabilities in connection with these acquisitions. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.
The following briefly describes the Company’s acquisition activity for the three years ended December 31, 2017.
During 2017, the Company acquired ten businesses for total consideration of $386 million in cash, net of cash acquired. The businesses acquired complement existing units of the Life Sciences, Dental and Environmental & Applied Solutions segments. The aggregate annual sales of these ten businesses at the time of their respective acquisitions, in each case based on the Company’s revenues for its last completed fiscal year prior to the acquisition, were $160 million. The Company preliminarily recorded an aggregate of $268 million of goodwill related to these acquisitions.
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
The Company initially financed the Cepheid acquisition price with available cash and proceeds from the issuance of U.S. dollar and euro-denominated commercial paper. The Company recorded approximately $2.6 billion of goodwill related to the Cepheid Acquisition. As Cepheid is integrated into the Company, a process that will continue over the next several years, the Company expects to realize significant cost synergies through the application of DBS and the combined purchasing power of the Company and Cepheid.
In addition to the Cepheid Acquisition, during 2016 the Company acquired seven businesses for total consideration of $882 million in cash, net of cash acquired. The businesses acquired complement existing units of each of the Company’s four segments. The aggregate annual sales of these seven businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were $237 million. The Company recorded an aggregate of $478 million of goodwill related to these acquisitions.
On August 31, 2015, Pentagon Merger Sub, Inc., a New York corporation and an indirect, wholly-owned subsidiary of the Company, acquired all of the outstanding shares of common stock of Pall, a New York corporation, for $127.20 per share in cash, for a total purchase price of approximately $13.6 billion, net of assumed debt of $417 million and acquired cash of approximately $1.2 billion (the “Pall Acquisition”). Pall is a leading global provider of filtration, separation and purification solutions that remove contaminants or separate substances from a variety of solids, liquids and gases, and is part of the Company’s Life Sciences segment. In its fiscal year ended July 31, 2015, Pall generated consolidated revenues of approximately $2.8 billion. Pall serves customers in the biopharmaceutical, food and beverage and medical markets as well as the process technologies, aerospace and microelectronics markets. The Company recorded approximately $9.6 billion of goodwill related to the Pall Acquisition.

The Company financed the approximately $13.6 billion acquisition price of Pall with approximately $2.5 billion of available cash, approximately $8.1 billion of net proceeds from the issuance and sale of U.S. dollar and euro-denominated commercial paper and €2.7 billion (approximately $3.0 billion based on currency exchange rates as of the date of issuance) of net proceeds from the issuance and sale of euro-denominated senior unsecured notes. Subsequent to the Pall Acquisition, the Company used the approximately $2.0 billion of net proceeds from the issuance of U.S. dollar-denominated senior unsecured notes and the approximately CHF 758 million ($739 million based on currency exchange rates as of date of issuance) of net proceeds, including the related premium, from the issuance and sale of Swiss franc-denominated senior unsecured bonds to repay a portion of the commercial paper issued to finance the Pall Acquisition and repay the CHF 100 million aggregate principal amount of the 0.0% senior unsecured bonds due in 2017.
In addition to the Pall Acquisition, during 2015 the Company acquired nine businesses for total consideration of approximately $670 million in cash, net of cash acquired. The businesses acquired complement existing units of each of the Company’s four segments. The aggregate annual sales of these nine businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $355 million. The Company recorded an aggregate of $285 million of goodwill related to these acquisitions.
The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition ($ in millions):

	2017	2016	2015
Trade accounts receivable	$21.6	$97.8	$590.4
Inventories	21.3	204.8	521.9
Property, plant and equipment	9.1	161.8	740.0
Goodwill	267.6	3,061.8	9,841.0
Other intangible assets, primarily customer relationships, trade names and technology	155.1	1,867.0	5,045.3
In-process research and development	—	65.0	—
Trade accounts payable	(9.9)	(50.7)	(182.0)
Other assets and liabilities, net	(75.0)	(518.0)	(1,844.5)
Assumed debt	—	(1.0)	(417.0)
Attributable to noncontrolling interest	(4.0)	—	—
Net assets acquired	385.8	4,888.5	14,295.1
Less: noncash consideration	—	(8.4)	(47.3)
Net cash consideration	$385.8	$4,880.1	$14,247.8

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
During 2015, in connection with the Pall Acquisition, the Company incurred $47 million of pretax transaction-related costs, primarily banking fees, legal fees, amounts paid to other third-party advisers and change in control costs as well as $11 million of a pretax curtailment gain resulting from the Company freezing and discontinuing all future accruals to the Pall pension plan, which necessitated a remeasurement of the plan obligations. In addition, the Company’s earnings for 2015 reflect the impact of additional pretax charges of $91 million associated with fair value adjustments to acquired inventory and deferred revenue related to the Pall Acquisition and $20 million associated with fair value adjustments to acquired inventory related to the 2014 acquisition of Nobel Biocare Holding AG.
Transaction-related costs and acquisition-related fair value adjustments attributable to other acquisitions were not material for the years ended December 31, 2017, 2016, and 2015.

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

	2017	2016
Sales	$18,433.8	$17,660.4
Net earnings from continuing operations	2,467.8	2,072.7
Diluted net earnings per share from continuing operations	3.50	2.96
The 2016 unaudited pro forma revenue and earnings set forth above include the impact of the $23 million of fair value adjustments to acquired inventory and deferred revenue, primarily related to the Cepheid Acquisition.
In addition, the acquisition-related transaction costs and change in control payments of approximately $61 million in 2016 associated with the Cepheid Acquisition were excluded from pro forma earnings in 2016.

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
In preparation for the Separation, in June 2016 Fortive issued approximately $3.4 billion in debt securities (refer to Note 9). The proceeds from these borrowings were used to fund the approximately $3.0 billion net cash distributions Fortive made to Danaher prior to the Distribution Date (“Fortive Distribution”). Danaher used a portion of the cash distribution proceeds to repay the $500 million aggregate principal amount of 2.3% senior unsecured notes that matured in June 2016 and to redeem approximately $1.9 billion in aggregate principal amount of outstanding indebtedness in August 2016 (consisting of the Company’s 5.625% senior unsecured notes due 2018, 5.4% senior unsecured notes due 2019 and 3.9% senior unsecured notes due 2021, collectively the “Redeemed Notes”). Danaher also paid an aggregate of $188 million in make-whole premiums in connection with the August 2016 redemptions, plus accrued and unpaid interest. The Company used the balance of the Fortive Distribution to fund certain of the Company’s regular, quarterly cash dividends to shareholders.
The accounting requirements for reporting the Separation of Fortive as a discontinued operation were met when the Separation was completed. Accordingly, the accompanying Consolidated Financial Statements for all periods presented reflect this business as a discontinued operation. The Company allocated a portion of the consolidated interest expense and income to discontinued operations based on the ratio of the discontinued business’ net assets to the Company’s consolidated net assets. Fortive had revenues of approximately $3.0 billion in 2016 prior to the Separation and approximately $6.2 billion in 2015.
As a result of the Separation, the Company incurred $48 million in Separation-related costs during the year ended December 31, 2016 which are included in earnings from discontinued operations, net of income taxes in the accompanying Consolidated Statement of Earnings. These Separation costs primarily relate to professional fees associated with preparation of regulatory filings and Separation activities within finance, tax, legal and information system functions as well as certain investment banking fees incurred upon the Separation.

In connection with the Separation, Danaher and Fortive entered into various agreements to effect the Separation and provide a framework for their relationship after the Separation, including a transition services agreement, an employee matters agreement, a tax matters agreement, an intellectual property matters agreement and a Danaher Business System (“DBS”) license agreement. These agreements provide for the allocation between Danaher and Fortive of assets, employees, liabilities and obligations (including investments, property and employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after Fortive’s separation from Danaher and govern certain relationships between Danaher and Fortive after the Separation. In addition, Danaher is also party to various commercial agreements with Fortive entities. The amount billed for transition services provided under the above agreements as well as sales and purchases to and from Fortive were not material to the Company’s results of operations for the years ended December 31, 2017 and 2016.
In 2017, Danaher recorded a $22 million income tax benefit related to the release of previously provided reserves associated with uncertain tax positions on certain Danaher tax returns which were jointly filed with Fortive entities. These reserves were released due to the expiration of statutes of limitations for those returns. All Fortive entity-related balances were included in the income tax benefit related to discontinued operations.
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
The accounting requirements for reporting the disposition of the communications business as a discontinued operation were met when the split-off and merger were completed. Accordingly, the accompanying Consolidated Financial Statements for all periods presented reflect this business as discontinued operations. The Company allocated a portion of the consolidated interest expense to discontinued operations based on the ratio of the discontinued business’ net assets to the Company’s consolidated net assets. The Company recorded an aggregate after-tax gain on the disposition of this business of $767 million (including $6 million in related income tax benefits), or $1.08 per diluted share, in its 2015 results in connection with the closing of this transaction representing the value of the 26 million shares of Company common stock tendered for the communications business in excess of the carrying value of the business’ net assets. The communications business had revenues of $346 million in 2015 prior to the disposition.
The key components of income from both the Fortive and communications businesses from discontinued operations for the years ended December 31 were as follows ($ in millions):

	2017	2016	2015
Sales	$—	$3,029.8	$6,524.5
Cost of sales	—	(1,566.4)	(3,285.1)
Selling, general and administrative expenses	—	(696.0)	(1,458.9)
Research and development expenses	—	(190.4)	(457.6)
Interest expense	—	(19.7)	(24.8)
Interest income	—	—	0.7
Income from discontinued operations before income taxes	—	557.3	1,298.8
Gain on disposition of discontinued operations before income taxes	—	—	760.5
Earnings from discontinued operations before income taxes	—	557.3	2,059.3
Income taxes	22.3	(157.0)	(448.6)
Earnings from discontinued operations, net of income taxes	$22.3	$400.3	$1,610.7

NOTE 4. INVENTORIES
The classes of inventory as of December 31 are summarized as follows ($ in millions):

	2017	2016
Finished goods	$982.5	$884.4
Work in process	309.7	299.4
Raw materials	548.6	525.6
Total	$1,840.8	$1,709.4
As of December 31, 2017 and 2016, the difference between inventories valued at LIFO and the value of that same inventory if the FIFO method had been used was not significant. The liquidation of LIFO inventory did not have a significant impact on the Company’s results of operations in any period presented.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT
The classes of property, plant and equipment as of December 31 are summarized as follows ($ in millions):

	2017	2016
Land and improvements	$155.6	$150.5
Buildings	1,009.5	880.9
Machinery and equipment	2,239.5	1,953.9
Customer-leased instruments	1,569.4	1,332.0
Gross property, plant and equipment	4,974.0	4,317.3
Less: accumulated depreciation	(2,519.4)	(1,963.3)
Property, plant and equipment, net	$2,454.6	$2,354.0

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
As of December 31, 2017, the Company had eight reporting units for goodwill impairment testing. As of the date of the 2017 annual impairment test, the carrying value of the goodwill included in each individual reporting unit ranged from $509 million to approximately $12.2 billion. No goodwill impairment charges were recorded for the years ended December 31, 2017, 2016 and 2015 and no “triggering” events have occurred subsequent to the performance of the 2017 annual impairment test. The factors used by management in its impairment analysis are inherently subject to uncertainty. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and a charge would need to be taken against net earnings.

The following is a rollforward of the Company’s goodwill by segment ($ in millions):

	Life Sciences		Diagnostics		Dental	Environmental & Applied Solutions	Total
Balance, January 1, 2016	$11,308.5		$4,387.4		$3,236.1	$2,082.9	$21,014.9
Attributable to 2016 acquisitions	438.6		2,590.5		4.2	28.5	3,061.8
Adjustments due to finalization of purchase price allocations	89.7	(a)	(2.2)		—	5.1	92.6
Foreign currency translation and other	(226.5)		(72.7)		(24.7)	(18.5)	(342.4)
Balance, December 31, 2016	11,610.3		6,903.0		3,215.6	2,098.0	23,826.9
Attributable to 2017 acquisitions	95.5				2.8	169.3	267.6
Adjustments due to finalization of purchase price allocations	(19.1)		(39.6)	(b)	8.8	—	(49.9)
Foreign currency translation and other	648.8		216.1		142.8	86.3	1,094.0
Balance, December 31, 2017	$12,335.5		$7,079.5		$3,370.0	$2,353.6	$25,138.6

(a)	This adjustment is primarily related to finalization of the Pall purchase price allocations.

(b)	This adjustment is primarily related to finalization of the Cepheid purchase price allocations.
Finite-lived intangible assets are amortized over their legal or estimated useful life. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible asset as of December 31 ($ in millions):

	2017		2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangibles:
Patents and technology	$2,363.5	$(783.7)	$2,211.3	$(618.5)
Customer relationships and other intangibles	7,354.9	(2,217.6)	6,990.9	(1,627.1)
Total finite-lived intangibles	9,718.4	(3,001.3)	9,202.2	(2,245.6)
Indefinite-lived intangibles:
Trademarks and trade names	4,950.0	—	4,861.4	—
Total intangibles	$14,668.4	$(3,001.3)	$14,063.6	$(2,245.6)
During 2017, the Company acquired finite-lived intangible assets, consisting primarily of customer relationships, with a weighted average life of nine years. Refer to Note 2 for additional information on the intangible assets acquired.
Total intangible amortization expense in 2017, 2016 and 2015 was $661 million, $583 million and $397 million, respectively. Based on the intangible assets recorded as of December 31, 2017, amortization expense is estimated to be $682 million during 2018, $675 million during 2019, $669 million during 2020, $656 million during 2021 and $637 million during 2022.

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

A summary of financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2017:
Assets:
Available-for-sale securities	$—	$45.4	$—	$45.4
Liabilities:
Deferred compensation plans	—	62.9	—	62.9
December 31, 2016:
Assets:
Available-for-sale securities	$117.8	$52.3	$—	$170.1
Liabilities:
Deferred compensation plans	—	52.2	—	52.2
Available-for-sale securities, which are included in other long-term assets in the accompanying Consolidated Balance Sheets, are either measured at fair value using quoted market prices in an active market or if they are not traded on an active market are valued at quoted prices reported by investment brokers and dealers based on the underlying terms of the security and comparison to similar securities traded on an active market. As of December 31, 2017, available-for-sale securities primarily include U.S. Treasury Notes and corporate debt securities, which are valued based on the terms of the instruments in comparison with similar terms on the active market.
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
Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments as of December 31 were as follows ($ in millions):

	2017		2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Available-for-sale securities	$45.4	$45.4	$170.1	$170.1
Liabilities:
Short-term borrowings	194.7	194.7	2,594.8	2,594.8
Long-term borrowings	10,327.4	10,847.1	9,674.2	10,095.1
As of December 31, 2017 and 2016, available-for-sale securities were categorized as Level 1 and Level 2, as indicated above, and short and long-term borrowings were categorized as Level 1.
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
Refer to Note 10 for information related to the fair value of the Company sponsored defined benefit pension plan assets.

NOTE 8. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities as of December 31 were as follows ($ in millions):

	2017		2016
	Current	Noncurrent	Current	Noncurrent
Compensation and benefits	$961.0	$236.2	$914.1	$247.1
Pension and postretirement benefits	95.8	1,052.0	91.7	1,222.9
Taxes, income and other	386.4	3,543.6	293.9	3,894.1
Deferred revenue	666.0	104.9	539.8	92.7
Sales and product allowances	155.7	2.0	144.1	2.0
Other	822.8	222.4	810.6	211.5
Total	$3,087.7	$5,161.1	$2,794.2	$5,670.3

NOTE 9. FINANCING
The components of the Company’s debt as of December 31 were as follows ($ in millions):

	2017	2016
U.S. dollar-denominated commercial paper	$436.9	$2,733.5
Euro-denominated commercial paper (€1.7 billion and €3.0 billion, respectively)	1,993.9	3,127.6
Floating rate senior unsecured notes due 2017 (€500.0 million aggregate principal amount) (the “2017 Euronotes”)	—	526.0
0.0% senior unsecured bonds due 2017 (CHF 100.0 million aggregate principal amount) (the “2017 CHF Bonds”)	—	98.0
1.65% senior unsecured notes due 2018 (the “2018 U.S. Notes”)	499.2	498.1
1.0% senior unsecured notes due 2019 (€600.0 million aggregate principal amount) (the “2019 Euronotes”)	718.4	628.6
2.4% senior unsecured notes due 2020 (the “2020 U.S. Notes”)	497.7	496.8
5.0% senior unsecured notes due 2020 (the “2020 Assumed Pall Notes”)	394.6	402.6
Zero-coupon LYONs due 2021	69.1	68.1
0.352% senior unsecured notes due 2021 (¥30.0 billion aggregate principal amount) (the “2021 Yen Notes”)	265.5	255.6
1.7% senior unsecured notes due 2022 (€800.0 million aggregate principal amount) (the “2022 Euronotes”)	955.6	836.5
Floating rate senior unsecured notes due 2022 (€250.0 million aggregate principal amount) (the "Floating Rate 2022 Euronotes")	299.1	—
0.5% senior unsecured bonds due 2023 (CHF 540.0 million aggregate principal amount) (the “2023 CHF Bonds”)	555.5	532.3
2.5% senior unsecured notes due 2025 (€800.0 million aggregate principal amount) (the “2025 Euronotes”)	955.6	836.8
3.35% senior unsecured notes due 2025 (the “2025 U.S. Notes”)	496.3	495.8
0.3% senior unsecured notes due 2027 (¥30.8 billion aggregate principal amount) (the “2027 Yen Notes”)	272.2	—
1.2% senior unsecured notes due 2027 (€600.0 million aggregate principal amount) (the “2027 Euronotes”)	714.1	—
1.125% senior unsecured bonds due 2028 (CHF 210.0 million and CHF 110.0 million, respectively, aggregate principal amount) (the “2028 CHF Bonds”)	220.3	108.8
0.65% senior unsecured notes due 2032 (¥53.2 billion aggregate principal amount) (the “2032 Yen Notes”)	470.2	—
4.375% senior unsecured notes due 2045 (the “2045 U.S. Notes”)	499.3	499.3
Other	208.6	124.6
Total debt	10,522.1	12,269.0
Less: currently payable	194.7	2,594.8
Long-term debt	$10,327.4	$9,674.2
Debt discounts, premiums and debt issuance costs totaled $25 million as of both December 31, 2017 and 2016, and have been netted against the aggregate principal amounts of the related debt in the components of debt table above.
Commercial Paper Programs and Credit Facilities
In 2015, the Company entered into a $4.0 billion unsecured multiyear revolving credit facility with a syndicate of banks that expires on July 10, 2020, subject to a one-year extension option at the request of the Company with the consent of the lenders (the “Credit Facility”). In 2016, the Company also entered into a $3.0 billion 364-day unsecured revolving credit facility with a syndicate of banks that expired in October 2017 (the “364-Day Facility”), to provide additional liquidity support for issuances under the Company’s U.S. and euro-denominated commercial paper programs. The increase in the size of the Company’s commercial paper programs provided necessary capacity for the Company to use proceeds from the issuance of commercial paper to fund the purchase price for the Cepheid acquisition. No borrowings were outstanding under the 364-Day Facility at any time, nor under the Credit Facility at any time from inception through December 31, 2017.

Under the Company’s U.S. and euro-denominated commercial paper programs, the Company or a subsidiary of the Company, as applicable, may issue and sell unsecured, short-term promissory notes. The notes are typically issued at a discount from par, generally based on the ratings assigned to the Company by credit rating agencies at the time of the issuance and prevailing market rates measured by reference to LIBOR or EURIBOR. The Credit Facility provides liquidity support for issuances under the Company’s commercial paper programs, and can also be used for working capital and other general corporate purposes. The availability of the Credit Facility as a standby liquidity facility to repay maturing commercial paper is an important factor in maintaining the existing credit ratings of the Company’s commercial paper programs. The Company expects to limit any borrowings under the Credit Facility to amounts that would leave sufficient available borrowing capacity under such facility to allow the Company to borrow, if needed, to repay all of the outstanding commercial paper as it matures. As commercial paper obligations mature, the Company may issue additional short-term commercial paper obligations to refinance all or part of these borrowings. As of December 31, 2017, borrowings outstanding under the Company’s U.S. and euro commercial paper programs had a weighted average annual interest rate of less than one basis point and a weighted average remaining maturity of approximately 50 days. The Company has classified approximately $2.4 billion of its borrowings outstanding under the commercial paper programs as well as the $500 million of the 2018 U.S. Notes as of December 31, 2017 as long-term debt in the accompanying Consolidated Balance Sheet as the Company had the intent and ability, as supported by availability under the Credit Facility referenced above, to refinance these borrowings for at least one year from the balance sheet date.
Under the Credit Facility, borrowings (other than bid loans under the Credit Facility) bear interest at a rate equal to (at the Company’s option) either (1) a LIBOR-based rate (the “LIBOR-Based Rate”), or (2) the highest of (a) the Federal funds rate plus 0.5%, (b) the prime rate and (c) the LIBOR-Based Rate plus 1%, plus a specified margin that varies according to the Company’s long-term debt credit rating. In addition to certain initial fees the Company paid with respect to the Credit Facility at inception of the facility, the Company is obligated to pay an annual commitment or facility fee under the Credit Facility that varies according to the Company’s long-term debt credit rating. The Credit Facility requires the Company to maintain a consolidated leverage ratio (as defined in the respective facility) of 0.65 to 1.00 or less, and also contains customary representations, warranties, conditions precedent, events of default, indemnities and affirmative and negative covenants. As of December 31, 2017, no borrowings were outstanding under the Credit Facility and the Company was in compliance with all covenants under the facility. The nonperformance by any member of the Credit Facility syndicate would reduce the maximum capacity of the Credit Facility by such member’s commitment amount.
The Company’s ability to access the commercial paper market, and the related costs of these borrowings, is affected by the strength of the Company’s credit rating and market conditions. Any downgrade in the Company’s credit rating would increase the cost of borrowings under the Company’s commercial paper program and the Credit Facility, and could limit or preclude the Company’s ability to issue commercial paper. If the Company’s access to the commercial paper market is adversely affected due to a credit downgrade, change in market conditions or otherwise, the Company expects it would rely on a combination of available cash, operating cash flow and the Credit Facility to provide short-term funding. In such event, the cost of borrowings under the Credit Facility could be higher than the cost of commercial paper borrowings.
In addition to the Credit Facility, the Company has also entered into reimbursement agreements with various commercial banks to support the issuance of letters of credit.

Long-Term Indebtedness
The following summarizes the key terms for the Company’s long-term debt as of December 31, 2017:

	Outstanding Balance as of December 31, 2017	Stated Annual Interest Rate	Issue Price (as % of Principal Amount)	Issue Date	Maturity Date	Interest Payment Dates (in arrears)
2018 U.S. Notes (3)	$499.2	1.65%	99.866%	September 15, 2015	September 15, 2018	March 15 and September 15
2019 Euronotes (1)	718.4	1.0%	99.696%	July 8, 2015	July 8, 2019	July 8
2020 U.S. Notes (3)	497.7	2.4%	99.757%	September 15, 2015	September 15, 2020	March 15 and September 15
2020 Assumed Pall Notes (5)	394.6	5.0%	not applicable	not applicable	June 15, 2020	June 15 and December 15
2021 LYONs	69.1	see below	not applicable	January 22, 2001	January 22, 2021	January 22 and July 22
2021 Yen Notes (4)	265.5	0.352%	100%	February 28, 2016	March 16, 2021	September 16
2022 Euronotes (1)	955.6	1.7%	99.651%	July 8, 2015	January 4, 2022	January 4
Floating Rate 2022 Euronotes (6)	299.1	three-month EURIBOR + 0.3%	100.147%	June 30, 2017	June 30, 2022	March 30, June 30, September 30 and December 31
2023 CHF Bonds (2)	555.5	0.5%	100.924%	December 8, 2015	December 8, 2023	December 8
2025 Euronotes (1)	955.6	2.5%	99.878%	July 8, 2015	July 8, 2025	July 8
2025 U.S. Notes (3)	496.3	3.35%	99.857%	September 15, 2015	September 15, 2025	March 15 and September 15
2027 Yen Notes (7)	272.2	0.3%	100%	May 11, 2017	May 11, 2027	May 11 and November 11
2027 Euronotes (6)	714.1	1.2%	99.682%	June 30, 2017	June 30, 2027	June 30
2028 CHF Bonds (2)	220.3	1.125%	102.870%	December 8, 2015 and December 8, 2017	December 8, 2028	December 8
2032 Yen Notes (7)	470.2	0.65%	100%	May 11, 2017	May 11, 2032	May 11 and November 11
2045 U.S. Notes (3)	499.3	4.375%	99.784%	September 15, 2015	September 15, 2045	March 15 and September 15
U.S. dollar and euro-denominated commercial paper	2,430.8	various	various	various	various	various
Other	208.6	various	various	various	various	various
Total debt	$10,522.1

(1)
The net proceeds, after underwriting discounts and commissions and offering expenses, of approximately €2.2 billion (approximately $2.4 billion based on currency exchange rates as of the date of issuance) from these notes were used to pay a portion of the purchase price for the Pall Acquisition.

(2)
The net proceeds, including the related premium, and after underwriting discounts and commissions and offering expenses, of CHF 758 million ($739 million based on currency exchange rates as of date of pricing) from these bonds were used to repay a portion of the commercial paper issued to finance the Pall Acquisition and the 2017 CHF Bonds.

(3)
The net proceeds, after underwriting discounts and commissions and offering expenses, of approximately $2.0 billion from these notes were used to repay a portion of the commercial paper issued to finance the Pall Acquisition.

(4)
The net proceeds, after offering expenses, of approximately ¥29.9 billion ($262 million based on currency exchange rates as of the date of issuance) from these notes were used to repay a portion of the commercial paper borrowings issued to finance the Pall Acquisition.

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

(6)
The net proceeds at issuance, after offering expenses, of €843 million ($940 million based on currency exchange rates as of the date of pricing) from these notes were used to partially repay commercial paper borrowings.

(7)
The net proceeds at issuance, after offering expenses, of approximately ¥83.6 billion ($744 million based on currency exchange rates as of the date of pricing) from these notes were used to partially repay commercial paper borrowings.

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
During the year ended December 31, 2017, holders of certain of the Company’s LYONs converted such LYONs into an aggregate of approximately 28 thousand shares of the Company’s common stock, par value $0.01 per share. The Company’s deferred tax liability associated with the book and tax basis difference in the converted LYONs was transferred to additional paid-in capital as a result of the conversions.
As of December 31, 2017, an aggregate of approximately 21 million shares of the Company’s common stock had been issued upon conversion of LYONs. As of December 31, 2017, the accreted value of the outstanding LYONs was lower than the traded market value of the underlying common stock issuable upon conversion. The Company may redeem all or a portion of the LYONs for cash at any time at scheduled redemption prices.
Under the terms of the LYONs, the Company pays contingent interest to the holders of LYONs during any six-month period from January 23 to July 22 and from July 23 to January 22 if the average market price of a LYON for a specified measurement period equals 120% or more of the sum of the issue price and accrued original issue discount for such LYON. The amount of contingent interest to be paid with respect to any quarterly period is equal to the higher of either 0.0315% of the bonds’ average market price during the specified measurement period or the amount of the cash dividend paid on Danaher’s common stock during such quarterly period multiplied by the number of shares issuable upon conversion of a LYON. The Company paid $2 million, $1 million and $1 million of contingent interest on the LYONs for each of the years ended December 31, 2017, 2016 and 2015, respectively. Except for the contingent interest described above, the Company will not pay interest on the LYONs prior to maturity.
Long-Term Indebtedness Related to the Fortive Separation
In June 2016, the Company received net cash distributions of approximately $3.0 billion from Fortive as consideration for the Company’s contribution of assets to Fortive in connection with the Separation. Fortive financed these cash payments through issuance of approximately $3.4 billion of debt, consisting of $500 million aggregate principal amount of borrowings under a three-year, senior unsecured term loan facility with variable interest rates, $393 million of commercial paper borrowings supported by a five-year, $1.5 billion senior unsecured revolving credit facility, $300 million aggregate principal amount of 1.8% senior unsecured notes due 2019, $750 million aggregate principal amount of 2.35% senior unsecured notes due 2021, $900 million aggregate principal amount of 3.15% senior unsecured notes due 2026 and $550 million aggregate principal amount of 4.3% senior unsecured notes due 2046 (collectively, the “Fortive Debt”). Danaher initially guaranteed the Fortive Debt, and the guarantee terminated effective as of the Distribution Date. As of July 2, 2016 in connection with the Separation, the Fortive Debt was transferred to Fortive and is no longer reflected in the Company’s Consolidated Financial Statements.
Long-Term Debt Repayments
The €500 million of 2017 Euronotes were repaid upon their maturity in June 2017. The CHF 100 million of 2017 CHF Bonds were repaid upon their maturity in December 2017.
The Company used a portion of the proceeds from the Fortive Distribution to repay the $500 million aggregate principal amount of 2016 Notes that matured in June 2016 and to redeem approximately $1.9 billion in aggregate principal amount of outstanding indebtedness in August 2016 (consisting of the Redeemed Notes). Danaher also paid an aggregate of $188 million in make-whole premiums in connection with the August 2016 redemptions, plus accrued and unpaid interest. The payment of these make-whole premiums, net of certain deferred gains of $9 million, are reflected as a loss on early extinguishment of borrowings in the accompanying Consolidated Statements of Earnings. The Company used the balance of the cash proceeds it received from Fortive to fund certain of the Company’s regular, quarterly cash dividends to shareholders.
The Company repaid the CHF 120 million aggregate principal amount of the 4.0% senior unsecured bonds due 2016 upon their maturity in October 2016 using available cash.

2017 Long-Term Debt Issuances
On May 11, 2017, DH Japan Finance S.A. (“Danaher Japan”), a wholly-owned finance subsidiary of the Company, completed the private placement of ¥30.8 billion aggregate principal amount of 0.3% senior unsecured notes due May 11, 2027 (the “2027 Yen Notes”) and ¥53.2 billion aggregate principal amount of 0.65% senior unsecured notes due May 11, 2032 (the “2032 Yen Notes”). The Company received net proceeds, after offering expenses, of approximately ¥83.6 billion (approximately $744 million based on currency exchange rates as of the date of the pricing of the notes) and used the net proceeds from the offering to partially repay commercial paper borrowings. Additional details regarding these notes are set forth in the table above.
On June 30, 2017, DH Europe Finance S.A. (“Danaher International”), a wholly-owned finance subsidiary of the Company, completed the underwritten public offering of €250 million aggregate principal amount of the Floating Rate 2022 Euronotes and €600 million aggregate principal amount of the 2027 Euronotes. The Company received net proceeds, after underwriting discounts and commissions and offering expenses, of €843 million (approximately $940 million based on currency exchange rates as of the date of the pricing of the notes) and used the net proceeds from the offering to repay the 2017 Euronotes as well as to repay commercial paper borrowings. Additional details regarding these notes are set forth in the table above.
On December 8, 2017, DH Switzerland Finance S.A. (“Danaher Switzerland”), a wholly-owned finance subsidiary of the Company, completed the underwritten public offering of CHF 100 million aggregate principal amount of CHF bonds. Together with the CHF 110 million aggregate principal amount of CHF bonds issued on December 8, 2015, these bonds form the “2028 CHF Bonds”. The Company received net proceeds, after underwriting discounts and commissions and offering expenses, of CHF 104 million (approximately $105 million based on currency exchange rates as of the date of the pricing of the notes) and used the net proceeds from the offering to repay the CHF 100 million aggregate principal amount of the 2017 CHF Bonds which matured on December 8, 2017. Additional details regarding these notes are set forth in the table above.
Covenants and Redemption Provisions Applicable to Notes
With respect to the 2020 Assumed Pall Notes; the 2027 and 2032 Yen Notes; the 2019, 2022, 2025 and 2027 Euronotes; and the 2018, 2020, 2025 and 2045 U.S. Notes, at any time prior to the applicable maturity date (or in certain cases three months prior to the maturity date), the Company may redeem the applicable series of notes in whole or in part, by paying the principal amount and the “make-whole” premium specified in the applicable indenture or comparable governing document, plus accrued and unpaid interest (and in the case of the Yen Notes, net of certain swap-related gains or losses as applicable). With respect to each of the 2023 and 2028 CHF Bonds at any time after 85% or more of the applicable bonds have been redeemed or purchased and canceled, the Company may redeem some or all of the remaining bonds for their principal amount plus accrued and unpaid interest. With respect to the 2021, 2027 and 2032 Yen Notes; the 2019, 2022, Floating Rate 2022, 2025 and 2027 Euronotes; and the 2023 and 2028 CHF Bonds, the Company may redeem such notes and bonds upon the occurrence of specified, adverse changes in tax laws, or interpretations under such laws, at a redemption price equal to the principal amount of the bonds to be redeemed.
If a change of control triggering event occurs with respect to any of the 2020 Assumed Pall Notes; the 2021, 2027 and 2032 Yen Notes; the 2019, 2022, Floating Rate 2022, 2025 and 2027 Euronotes; the 2018, 2020, 2025 and 2045 U.S. Notes; or the 2023 and 2028 CHF Bonds, each holder of such notes may require the Company to repurchase some or all of such notes and bonds at a purchase price equal to 101% (100% in the case of the 2027 and 2032 Yen Notes) of the principal amount of the notes and bonds, plus accrued and unpaid interest (and in the case of the Yen Notes, certain swap-related losses as applicable). A change of control triggering event means the occurrence of both a change of control and a rating event, each as defined in the applicable indenture or comparable governing document. Except in connection with a change of control triggering event, the Company does not have any credit rating downgrade triggers that would accelerate the maturity of a material amount of outstanding debt. Each holder of the 2027 and 2032 Yen Notes may also require the Company to repurchase some or all of its notes at a purchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest and certain swap-related losses as applicable, in certain circumstances whereby such holder comes into violation of economic sanctions laws as a result of holding such notes.
The respective indentures or comparable governing documents under which the above-described notes and bonds were issued contain customary covenants including, for example, limits on the incurrence of secured debt and sale/leaseback transactions. None of these covenants are considered restrictive to the Company’s operations and as of December 31, 2017, the Company was in compliance with all of its debt covenants.

Guarantors of Debt
Danaher has guaranteed long-term debt and commercial paper issued by certain of its wholly-owned subsidiaries. The 2019, 2022, Floating Rate 2022, 2025 and 2027 Euronotes were issued by Danaher International. The 2017, 2023 and 2028 CHF Bonds were issued by Danaher Switzerland. The 2021, 2027 and 2032 Yen Notes were issued by Danaher Japan. Each of Danaher International, Danaher Switzerland and Danaher Japan are wholly-owned finance subsidiaries of Danaher Corporation. All of the securities issued by each of these entities, as well as the 2020 Assumed Pall Notes, are fully and unconditionally guaranteed by the Company and these guarantees rank on parity with the Company’s unsecured and unsubordinated indebtedness.
Other
The Company’s minimum principal payments for the next five years are as follows ($ in millions):

2018	$194.7
2019	1,214.0
2020	3,321.1
2021	332.9
2022	1,258.1
Thereafter	4,201.3
The Company made interest payments of $130 million, $212 million and $126 million in 2017, 2016 and 2015, respectively.

NOTE 10. PENSION BENEFIT PLANS
The Company has noncontributory defined benefit pension plans which cover certain of its U.S. employees. During 2012, all remaining benefit accruals under the U.S. plans ceased. Defined benefit plans from acquisitions subsequent to 2012 are ceased as soon as practical. The Company also has noncontributory defined benefit pension plans which cover certain of its non-U.S. employees, and under certain of these plans, benefit accruals continue. In general, the Company’s policy is to fund these plans based on considerations relating to legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.

The following sets forth the funded status of the U.S. and non-U.S. plans as of the most recent actuarial valuations using measurement dates of December 31 ($ in millions):

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	2017	2016	2017	2016
Change in pension benefit obligation:
Benefit obligation at beginning of year	$2,558.1	$2,603.9	$1,493.0	$1,449.3
Service cost	7.3	9.0	32.7	36.4
Interest cost	82.3	89.7	25.5	32.8
Employee contributions	—	—	8.2	8.6
Benefits and other expenses paid	(181.8)	(204.8)	(58.3)	(48.4)
Acquisitions and other	—	(7.4)	—	—
Actuarial loss (gain)	139.9	67.7	(51.4)	174.1
Amendments, settlements and curtailments	7.1	—	(10.5)	(25.9)
Foreign exchange rate impact	—	—	132.6	(133.9)
Benefit obligation at end of year	2,612.9	2,558.1	1,571.8	1,493.0
Change in plan assets:
Fair value of plan assets at beginning of year	1,868.2	1,892.6	1,042.9	1,025.9
Actual return on plan assets	265.3	122.7	74.6	134.3
Employer contributions	53.2	57.7	44.7	43.5
Employee contributions	—	—	8.2	8.6
Amendments and settlements	—	—	(3.7)	(7.3)
Benefits and other expenses paid	(181.8)	(204.8)	(58.3)	(48.4)
Foreign exchange rate impact	—	—	90.9	(113.7)
Fair value of plan assets at end of year	2,004.9	1,868.2	1,199.3	1,042.9
Funded status	$(608.0)	$(689.9)	$(372.5)	$(450.1)
Weighted average assumptions used to determine benefit obligations at date of measurement:

	U.S. Plans		Non-U.S. Plans
	2017	2016	2017	2016
Discount rate	3.6%	4.1%	1.8%	1.8%
Rate of compensation increase	4.0%	4.0%	2.2%	2.9%
Components of net periodic pension cost (benefit):

	U.S. Pension Benefits		Non-U.S. Pension Benefits
($ in millions)	2017	2016	2017	2016
Service cost	$7.3	$9.0	$32.7	$36.4
Interest cost	82.3	89.7	25.5	32.8
Expected return on plan assets	(130.5)	(132.6)	(42.4)	(40.2)
Amortization of prior service credit	—	—	(0.3)	(0.3)
Amortization of net loss	24.9	24.6	7.8	7.8
Curtailment and settlement gains recognized	—	(0.7)	(0.5)	(0.3)
Net periodic pension (benefit) cost	$(16.0)	$(10.0)	$22.8	$36.2
Net periodic pension (benefits) costs are included in cost of sales and selling, general and administrative expenses in the accompanying Consolidated Statements of Earnings. As discussed in Note 1, beginning in 2018 only the service cost component of net periodic pension cost will be included in cost of sales and selling, general and administrative expenses in the accompanying Consolidated Statements of Earnings and the other components of net periodic pension cost will be included in nonoperating income (expense).
Weighted average assumptions used to determine net periodic pension cost (benefit) at date of measurement:

	U.S. Plans		Non-U.S. Plans
	2017	2016	2017	2016
Discount rate	4.1%	4.4%	1.8%	2.6%
Expected long-term return on plan assets	7.0%	7.0%	3.9%	4.1%
Rate of compensation increase	4.0%	4.0%	2.9%	2.9%
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
Included in accumulated other comprehensive income (loss) as of December 31, 2017 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service cost of $2 million ($2 million, net of tax) and unrecognized actuarial losses of approximately $902 million ($572 million, net of tax). The unrecognized losses and prior service cost, net, is calculated as the difference between the actuarially determined projected benefit obligation and the value of the plan assets less accrued pension costs as of December 31, 2017. The prior service cost and actuarial losses included in accumulated other comprehensive income (loss) and expected to be recognized in net periodic pension costs during the year ending December 31, 2018 is $0.4 million ($0.2 million, net of tax) and $37 million ($24 million, net of tax), respectively. No plan assets are expected to be returned to the Company during the year ending December 31, 2018.
Selection of Expected Rate of Return on Assets
For the year ended December 31, 2017, the Company used an expected long-term rate of return assumption of 7.0% for its U.S. defined benefit pension plan while for the years ended December 31, 2016 and 2015, the Company used an expected long-term rate of return assumption of 7.0% and 7.5%, respectively for its U.S. defined benefit pension plan. The Company intends to use an expected long-term rate of return assumption of 7.0% for 2018 for its U.S. plan. This expected rate of return reflects the asset allocation of the plan, and is based primarily on broad, publicly traded equity and fixed-income indices and forward-looking estimates of active portfolio and investment management. Long-term rate of return on asset assumptions for the non-U.S. plans were determined on a plan-by-plan basis based on the composition of assets and ranged from 1.0% to 5.8% and 1.1% to 5.8% in 2017 and 2016, respectively, with a weighted average rate of return assumption of 3.9% and 4.1% in 2017 and 2016, respectively.
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

The fair values of the Company’s pension plan assets for both the U.S. and non-U.S. plans as of December 31, 2017, by asset category were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and equivalents	$36.0	$—	$—	$36.0
Equity securities:
Common stock	515.8	—	—	515.8
Preferred stock	6.7	—	—	6.7
Fixed income securities:
Corporate bonds	—	138.4	—	138.4
Government issued	—	37.5	—	37.5
Mutual funds	341.5	147.0	—	488.5
Insurance contracts	—	299.4	—	299.4
Total	$900.0	$622.3	$—	1,522.3
Investments measured at NAV (a):
Mutual funds				239.6
Insurance contracts				72.1
Common collective trusts				774.0
Venture capital, partnerships and other private investments				596.2
Total assets at fair value				$3,204.2

(a)	The fair value amounts presented in the table above are intended to permit reconciliation of the fair value hierarchy to the total plan assets.
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
Expected Contributions
During 2017, the Company contributed $53 million to its U.S. defined benefit pension plan and $45 million to its non-U.S. defined benefit pension plans. During 2018, the Company’s cash contribution requirements for its U.S. and its non-U.S. defined benefit pension plans are expected to be approximately $30 million and $50 million, respectively.
The following sets forth benefit payments, which reflect expected future service, as appropriate, expected to be paid by the plans in the periods indicated ($ in millions):

	U.S. Pension Plans	Non-U.S. Pension Plans	All Pension Plans
2018	$178.4	$51.9	$230.3
2019	176.9	55.8	232.7
2020	179.5	52.9	232.4
2021	179.3	55.5	234.8
2022	178.2	55.2	233.4
2023 – 2027	841.4	311.5	1,152.9
Other Matters
Substantially all employees not covered by defined benefit plans are covered by defined contribution plans, which generally provide for Company funding based on a percentage of compensation.
A limited number of the Company’s subsidiaries participate in multiemployer defined benefit and contribution plans, primarily outside of the United States, that require the Company to periodically contribute funds to the plan. The risks of participating in a multiemployer plan differ from the risks of participating in a single-employer plan in the following respects: (1) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers, (2) if a participating employer ceases contributing to the plan, the unfunded obligations of the plan may be required to be borne by the remaining participating employers and (3) if the Company elects to stop participating in the plan, the Company may be required to pay the plan an amount based on the unfunded status of the plan. None of the multiemployer plans in which the Company’s subsidiaries participate are considered to be quantitatively or qualitatively significant, either individually or in the aggregate. In addition, contributions made to these plans during 2017, 2016 and 2015 were not considered significant, either individually or in the aggregate.
Expense for all defined benefit and defined contribution pension plans amounted to $177 million, $177 million and $154 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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
The following sets forth the funded status of the domestic plans as of the most recent actuarial valuations using measurement dates of December 31 ($ in millions):

	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$174.6	$193.4
Service cost	0.7	0.7
Interest cost	5.6	6.6
Amendments, curtailments and other	0.4	(6.5)
Actuarial loss (gain)	1.5	(5.0)
Retiree contributions	2.9	3.2
Benefits paid	(18.4)	(17.8)
Benefit obligation at end of year	167.3	174.6
Change in plan assets:
Fair value of plan assets	—	—
Funded status	$(167.3)	$(174.6)
As of December 31, 2017 and 2016, $152 million and $158 million, respectively, of the total underfunded status of the plan was recognized as long-term accrued postretirement liability since it was not expected to be funded within one year.
Weighted average assumptions used to determine benefit obligations at date of measurement:

	2017	2016
Discount rate	3.5%	3.9%
Medical trend rate – initial	6.3%	6.5%
Medical trend rate – grading period	20 years	21 years
Medical trend rate – ultimate	4.5%	4.5%
Effect of a one-percentage-point change in assumed health care cost trend rates:

($ in millions)	1% Increase	1% Decrease
Effect on the total of service and interest cost components	$0.3	$(0.3)
Effect on postretirement medical benefit obligation	4.9	(4.3)
The medical trend rate used to determine the postretirement benefit obligation was 6.3% for 2017. The rate decreases gradually to an ultimate rate of 4.5% in 2037 and remains at that level thereafter. The trend rate is a significant factor in determining the amounts reported.
Components of net periodic benefit cost:

($ in millions)	2017	2016
Service cost	$0.7	$0.7
Interest cost	5.6	6.6
Amortization of net gain	(0.1)	—
Amortization of prior service credit	(3.1)	(3.1)
Net periodic benefit cost	$3.1	$4.2

Net periodic benefit costs are included in cost of sales and selling, general and administrative expenses in the accompanying Consolidated Statements of Earnings. As discussed in Note 1, beginning in 2018 only the service cost component of net periodic benefit cost will be included in cost of sales and selling, general and administrative expenses in the accompanying Consolidated Statements of Earnings and the other components of net periodic benefit cost will be included in nonoperating income (expense).
Included in accumulated other comprehensive income (loss) as of December 31, 2017 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized prior service credits of $21 million ($13 million, net of tax) and unrecognized actuarial losses of $16 million ($10 million, net of tax). The unrecognized losses and prior service credits, net, is calculated as the difference between the actuarially determined projected benefit obligation and the value of the plan assets less accrued benefit costs as of December 31, 2017. The prior service credits included in accumulated other comprehensive income (loss) and expected to be recognized in net periodic benefit costs during the year ending December 31, 2018 are $3 million ($2 million, net of tax). The actuarial losses included in accumulated other comprehensive income (loss) and expected to be recognized in net periodic benefit costs during the year ending December 31, 2018 are not material.
The following sets forth benefit payments, which reflect expected future service, as appropriate, expected to be paid in the periods indicated ($ in millions):

2018	$15.8
2019	15.2
2020	14.6
2021	14.0
2022	13.3
2023 – 2027	57.8

NOTE 12. INCOME TAXES
Earnings from continuing operations before income taxes for the years ended December 31 were as follows ($ in millions):

	2017	2016	2015
United States	$927.2	$647.7	$505.5
International	2,011.6	1,963.6	1,533.9
Total	$2,938.8	$2,611.3	$2,039.4
The provision for income taxes from continuing operations for the years ended December 31 were as follows ($ in millions):

	2017	2016	2015
Current:
Federal U.S.	$448.3	$237.2	$213.4
Non-U.S.	457.2	542.9	273.0
State and local	(9.6)	61.7	(9.5)
Deferred:
Federal U.S.	(424.7)	(237.5)	(83.8)
Non-U.S.	(61.5)	(104.2)	(121.5)
State and local	59.3	(42.2)	21.1
Income tax provision	$469.0	$457.9	$292.7

Noncurrent deferred tax assets and noncurrent deferred tax liabilities are included in other assets and other long-term liabilities, respectively, in the accompanying Consolidated Balance Sheets. Deferred income tax assets and liabilities as of December 31 were as follows ($ in millions):

	2017	2016
Deferred tax assets:
Allowance for doubtful accounts	$18.6	$22.4
Inventories	95.9	102.8
Pension and postretirement benefits	250.6	392.4
Environmental and regulatory compliance	26.8	29.9
Other accruals and prepayments	345.8	211.1
Stock-based compensation expense	63.9	89.3
Tax credit and loss carryforwards	673.4	1,095.9
Valuation allowances	(324.6)	(306.5)
Total deferred tax asset	1,150.4	1,637.3
Deferred tax liabilities:
Property, plant and equipment	(63.4)	(41.4)
Insurance, including self-insurance	(696.2)	(786.4)
Basis difference in LYONs	(12.9)	(13.1)
Goodwill and other intangibles	(2,711.2)	(3,645.3)
Unrealized gains on marketable securities	—	(2.9)
Total deferred tax liability	(3,483.7)	(4,489.1)
Net deferred tax liability	$(2,333.3)	$(2,851.8)
The Company evaluates the future realizability of tax credits and loss carryforwards considering the anticipated future earnings of the Company’s subsidiaries as well as tax planning strategies in the associated jurisdictions. Deferred taxes associated with U.S. entities consist of net deferred tax liabilities of approximately $2.0 billion and $2.5 billion as of December 31, 2017 and 2016, respectively. Deferred taxes associated with non-U.S. entities consist of net deferred tax liabilities of $301 million and $374 million as of December 31, 2017 and 2016, respectively. During 2017, the Company’s valuation allowance increased by $18 million through the tax provision due to certain tax benefits triggered in 2017 that are not expected to be realized. As of December 31, 2017, the total amount of the basis difference in investments outside the United States for which deferred taxes have not been provided is approximately $8.0 billion. As of December 31, 2017, the Company had no plans which would subject these basis differences to income taxes in the U.S. or elsewhere.
On December 22, 2017, the TCJA was enacted, substantially changing the U.S. tax system and affecting the Company in a number of ways. Notably, the TCJA:

•	establishes a flat corporate income tax rate of 21.0% on U.S. earnings;

•	imposes a one-time tax on unremitted cumulative non-U.S. earnings of foreign subsidiaries (“Transition Tax”);

•
imposes a new minimum tax on certain non-U.S. earnings, irrespective of the territorial system of taxation, and generally allows for the repatriation of future earnings of foreign subsidiaries without incurring additional U.S. taxes by transitioning to a territorial system of taxation;

•	subjects certain payments made by a U.S. company to a related foreign company to certain minimum taxes (Base Erosion Anti-Abuse Tax);

•
eliminates certain prior tax incentives for manufacturing in the United States and creates an incentive for U.S. companies to sell, lease or license goods and services abroad by allowing for a reduction in taxes owed on earnings related to such sales;

•	allows the cost of investments in certain depreciable assets acquired and placed in service after September 27, 2017 to be immediately expensed; and

•	reduces deductions with respect to certain compensation paid to specified executive officers.

While the changes from the TCJA are generally effective beginning in 2018, U.S. GAAP accounting for income taxes requires the effect of a change in tax laws or rates to be recognized in income from continuing operations for the period that includes the enactment date. Due to the complexities involved in accounting for the enactment of the TCJA, the SEC Staff Accounting Bulletin No. 118 (“SAB No. 118”) allowed the Company to record provisional amounts in earnings for the year ended December 31, 2017. Where reasonable estimates can be made, the provisional accounting should be based on such estimates. When no reasonable estimate can be made, the provisional accounting may be based on the tax law in effect before the TCJA. The Company is required to complete its tax accounting for the TCJA within a one year period when it has obtained, prepared, and analyzed the information to complete the income tax accounting.
The Company has not completed its accounting for the tax effects of enactment of the TCJA; however, as described below, the Company has made reasonable estimates of the effects of the TCJA on its Consolidated Financial Statements which are included as a component of income tax expense from continuing operations:

•
Deferred tax assets and liabilities: U.S. deferred tax assets and liabilities were remeasured based on the rates at which they are expected to reverse in the future, which is generally 21.0%, resulting in an income tax benefit of approximately $1.2 billion. The Company will continue to analyze certain aspects of the TCJA which could potentially affect the tax basis of the reported amounts. Additionally, the Company’s U.S. tax returns for 2017 will be filed during the fourth quarter of 2018 and any changes to the tax positions for temporary differences compared to the estimates used will result in an adjustment of the estimated tax benefit recorded as of December 31, 2017.

•
Transition Tax effects: The Transition Tax is based on the Company’s total post-1986 earnings and profits that were previously deferred from U.S. income taxes. The Company recorded a provisional amount for the Transition Tax expense resulting in an increase in income tax expense of approximately $1.2 billion. The Company will continue to evaluate the TCJA and any future guidance from the U.S. Treasury Department and Internal Revenue Service (“IRS”) in the determination of the Transition Tax which could result in adjustment of the estimate recorded as of December 31, 2017.

•
Indefinite reinvestment: As of December 31, 2017, the Company held $593 million of cash and approximately $656 million of cash equivalents (as defined by the TCJA, including trade accounts receivable net of trade accounts payable balances and certain accrued expenses) outside the United States. While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company’s foreign cash could be repatriated to the United States. Following enactment of the TCJA and the associated Transition Tax, in general, repatriation of cash to the United States can be completed with no incremental U.S. tax; however, repatriation of cash could subject the Company to non-U.S. jurisdictional taxes on distributions. The cash that the Company’s non-U.S. subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. The income taxes applicable to such earnings are not readily determinable or practicable. The Company continues to evaluate the impact of the TCJA on its election to indefinitely reinvest certain of its non-U.S. earnings.

The Company will continue to analyze the effects of the TCJA on its Consolidated Financial Statements and operations. Additional impacts from the enactment of the TCJA will be recorded as they are identified during the measurement period as provided for in SAB No. 118, which extends up to one year from the enactment date.

The effective income tax rate from continuing operations for the years ended December 31 varies from the U.S. statutory federal income tax rate as follows:

	Percentage of Pretax Earnings
	2017	2016	2015
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes (net of federal income tax benefit)	0.8%	0.6%	0.7%
Foreign income taxed at lower rate than U.S. statutory rate	(11.6)%	(10.2)%	(17.1)%
Resolution and expiration of statutes of limitation of uncertain tax positions	(6.5)%	(3.1)%	(0.7)%
Permanent foreign exchange losses	(0.6)%	(8.2)%	(4.6)%
Research credits, uncertain tax positions and other	(1.0)%	3.4%	1.1%
Revaluation of U.S. deferred income taxes	(41.5)%	—%	—%
TCJA - Transition Tax	41.4%	—%	—%
Effective income tax rate	16.0%	17.5%	14.4%
The Company’s effective tax rate for each of 2017, 2016 and 2015 differs from the U.S. federal statutory rate of 35.0% due principally to the Company’s earnings outside the United States that are indefinitely reinvested and taxed at rates lower than the U.S. federal statutory rate. In addition:

•
The effective tax rate of 16.0% in 2017 includes 500 basis points of net tax benefits related to the revaluation of net U.S. deferred tax liabilities from 35.0% to 21.0% due to the TCJA and release of reserves upon statute of limitation expiration, partially offset by income tax expense related to the Transition Tax on foreign earnings due to the TCJA and changes in estimates associated with prior period uncertain tax positions.

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

The Company made income tax payments related to both continuing and discontinued operations of $689 million, $767 million and $584 million in 2017, 2016 and 2015, respectively. Current income taxes payable related to both continuing and discontinued operations has been reduced by $85 million, $99 million, and $147 million in 2017, 2016 and 2015, respectively, for tax deductions attributable to stock-based compensation, of which, the excess tax benefit over the amount recorded for financial reporting purposes for both continuing and discontinued operations was $55 million, $50 million and $88 million, respectively. The excess tax benefits realized have been recorded as increases to additional paid-in capital for the years ended December 31, 2016 and 2015 and are reflected as a financing cash inflow in the accompanying Consolidated Statements of Cash Flows. As a result of the adoption of ASU 2016-09, Compensation—Stock Compensation, the excess tax benefit for the year ended December 31, 2017 has been recorded as a reduction to the current income tax provision and is reflected as an operating cash inflow in the accompanying Consolidated Statement of Cash Flows.
Included in deferred income taxes related to continuing operations as of December 31, 2017 are tax benefits for U.S. and non-U.S. net operating loss carryforwards totaling $502 million ($283 million of which the Company does not expect to realize and have corresponding valuation allowances). Certain of the losses can be carried forward indefinitely and others can be carried forward to various dates from 2018 through 2037. In addition, the Company had general business and foreign tax credit carryforwards related to continuing operations of $171 million ($30 million of which the Company does not expect to realize and have corresponding valuation allowances) as of December 31, 2017, which can be carried forward to various dates from 2018 to 2027. In addition, as of December 31, 2017, the Company had $12 million of valuation allowances related to other deferred tax asset balances that are not more likely than not of being realized.
As of December 31, 2017, gross unrecognized tax benefits related to continuing operations totaled $737 million ($736 million, net of the impact of $104 million of indirect tax benefits offset by $103 million associated with potential interest and penalties).

As of December 31, 2016, gross unrecognized tax benefits related to both continuing and discontinued operations totaled $992 million ($933 million, net of the impact of $179 million of indirect tax benefits offset by $120 million associated with potential interest and penalties). The Company recognized approximately $41 million, $47 million and $39 million in potential interest and penalties related to both continuing and discontinued operations associated with uncertain tax positions during 2017, 2016 and 2015, respectively. To the extent unrecognized tax benefits (including interest and penalties) are not assessed with respect to uncertain tax positions, $691 million would reduce the tax expense and effective tax rate in future periods. The Company recognized interest and penalties related to unrecognized tax benefits within income taxes in the accompanying Consolidated Statement of Earnings. Unrecognized tax benefits and associated accrued interest and penalties are included in taxes, income and other accrued expenses as detailed in Note 8.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding amounts accrued for potential interest and penalties related to both continuing and discontinued operations, is as follows ($ in millions):

	2017	2016	2015
Unrecognized tax benefits, beginning of year	$992.2	$990.2	$728.5
Additions based on tax positions related to the current year	53.0	80.0	73.3
Additions for tax positions of prior years	39.8	154.3	135.3
Reductions for tax positions of prior years	(14.5)	(7.0)	(10.0)
Acquisitions, divestitures and other	13.4	(41.5)	140.6
Lapse of statute of limitations	(246.7)	(124.0)	(26.3)
Settlements	(124.8)	(45.3)	(18.9)
Effect of foreign currency translation	24.4	(14.5)	(32.3)
Unrecognized tax benefits, end of year	$736.8	$992.2	$990.2
The Company conducts business globally, and files numerous consolidated and separate income tax returns in the U.S. federal, state and foreign jurisdictions. The countries in which the Company has a material presence that have had significantly lower statutory tax rates than the United States include China, Denmark, Germany, Singapore, Switzerland and the United Kingdom. The Company’s ability to obtain a tax benefit from lower statutory tax rates outside of the United States depends on its levels of taxable income in these foreign countries and the amount of foreign earnings which are indefinitely reinvested in those countries. The Company believes that a change in the statutory tax rate of any individual foreign country would not have a material effect on the Company’s Consolidated Financial Statements given the geographic dispersion of the Company’s taxable income.
The Company and its subsidiaries are routinely examined by various domestic and international taxing authorities. The IRS has completed substantially all of the examinations of the Company’s federal income tax returns through 2011 and is currently examining certain of the Company’s federal income tax returns for 2012 through 2015. In addition, the Company has subsidiaries in Austria, Belgium, Canada, China, Denmark, Finland, France, Germany, Hong Kong, India, Italy, Japan, New Zealand, Sweden, Switzerland, the United Kingdom and various other countries, states and provinces that are currently under audit for years ranging from 2004 through 2015.
Tax authorities in Denmark have raised significant issues related to interest accrued by certain of the Company’s subsidiaries. On December 10, 2013, the Company received assessments from the Danish tax authority (“SKAT”) totaling approximately DKK 1.5 billion (approximately $245 million based on exchange rates as of December 31, 2017) including interest through December 31, 2017, imposing withholding tax relating to interest accrued in Denmark on borrowings from certain of the Company’s subsidiaries for the years 2004-2009. The Company is currently in discussions with SKAT and anticipates receiving an assessment for years 2010-2012 totaling approximately DKK 895 million (approximately $144 million based on exchange rates as of December 31, 2017) including interest through December 31, 2017. Management believes the positions the Company has taken in Denmark are in accordance with the relevant tax laws and is vigorously defending its positions. The Company appealed these assessments with the National Tax Tribunal in 2014 and intends on pursuing this matter through the European Court of Justice should this appeal be unsuccessful. The ultimate resolution of this matter is uncertain, could take many years, and could result in a material adverse impact to the Company’s financial statements, including its effective tax rate.
Management estimates that it is reasonably possible that the amount of unrecognized tax benefits related to continuing operations may be reduced by approximately $130 million within 12 months as a result of resolution of worldwide tax matters, payments of tax audit settlements and/or statute of limitations expirations. Future resolution of uncertain tax positions related to discontinued operations may result in additional charges or credits to earnings from discontinued operations in the Consolidated Statement of Earnings (refer to Note 3).

The Company operates in various non-U.S. jurisdictions where income tax incentives and rulings have been granted for specific periods of time. In Switzerland, the Company has various tax rulings and tax holiday arrangements which reduce the overall effective tax rate of the Company. The tax holidays expire between 2018 and 2020. In Singapore, the Company operates under various tax incentive agreements that provide for reduced tax rates. Subject to the Company satisfying certain requirements, the agreements expire in 2022.  The Company has satisfied the conditions enumerated in these agreements to date. Included in the accompanying Consolidated Financial Statements are tax benefits of $62 million, $61 million, and $33 million (or $0.09, $0.09 and $0.05 per diluted share) for 2017, 2016, and 2015, respectively, from these rulings and tax holidays.

NOTE 13. NONOPERATING INCOME (EXPENSE)
The Company received $138 million of cash proceeds and recorded $22 million in short-term other receivables from the sale of certain marketable equity securities during 2017. The Company recorded a pretax gain related to this sale of $73 million ($46 million after-tax or $0.06 per diluted share).
During 2016, the Company received cash proceeds of $265 million from the sale of certain marketable equity securities and recorded a pretax gain related to this sale of $223 million ($140 million after-tax or $0.20 per diluted share).
During 2016, the Company also paid $188 million of make-whole premiums associated with the early extinguishment of the Redeemed Notes. The Company recorded a loss on extinguishment of these borrowings, net of certain deferred gains, of $179 million ($112 million after-tax or $0.16 per diluted share).
During 2015, the Company received cash proceeds of $43 million from the sale of certain marketable equity securities and recorded a pretax gain related to these sales of $12 million ($8 million after-tax or $0.01 per diluted share).

NOTE 14. PRODUCTIVITY IMPROVEMENT AND RESTRUCTURING INITIATIVES
During 2017, the Company made the strategic decision to discontinue a molecular diagnostic product line in its Diagnostics segment. As a result, the Company recorded $76 million of pretax restructuring, impairment and other related charges ($51 million after-tax or $0.07 per diluted share). These charges included $49 million of noncash charges for the impairment of certain technology-related intangible assets as well as related inventory and property, plant and equipment with no further use. In addition, the Company incurred $27 million of cash restructuring costs primarily related to employee severance and related charges. Substantially all restructuring activities related to this discontinued product line were completed in 2017.
In addition to the molecular diagnostic product line discontinuation noted above, during 2017 the Company recorded pretax productivity improvement and restructuring related charges of $83 million, for a total of $159 million of pretax productivity improvement and restructuring related charges in 2017. Substantially all the activities initiated in 2017 were completed by December 31, 2017 resulting in $78 million of employee severance and related charges, $81 million of facility exit and other related charges (including noncash charges for the impairment of certain technology-related intangibles as well as related inventory and property, plant and equipment with no further use). The Company expects substantially all cash payments associated with remaining termination benefits will be paid during 2018. During 2016, the Company recorded pretax productivity improvement and restructuring related charges totaling $152 million. Substantially all of the planned activities related to the 2016 plans were completed by December 31, 2016 resulting in approximately $111 million of employee severance and related charges and $30 million of facility exit and other related charges and $11 million related to an impairment of a trade name within the Dental segment. During 2015, the Company recorded pretax productivity improvement and restructuring related charges totaling $98 million. Substantially all of the planned activities related to the 2015 plans were completed by December 31, 2015 resulting in approximately $81 million of employee severance and related charges and $17 million of facility exit and other related charges.
Excluding the discontinuation of the molecular diagnostic product line, the nature of the Company’s productivity improvement and restructuring related activities initiated in 2017, 2016 and 2015 were broadly consistent throughout the Company’s reportable segments and focused on improvements in operational efficiency through targeted workforce reductions and facility consolidations and closures. These costs were incurred to position the Company to provide superior products and services to its customers in a cost efficient manner, and taking into consideration broad economic considerations.
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
Productivity improvement and restructuring related charges, including those relate to the discontinuation of the molecular diagnostics product line, recorded for the years ended December 31 by segment were as follows ($ in millions):

	2017	2016	2015
Life Sciences	$25.4	$40.5	$27.5
Diagnostics	85.4	62.2	33.6
Dental	35.8	34.3	25.3
Environmental & Applied Solutions	12.5	15.4	11.1
Total	$159.1	$152.4	$97.5
The table below summarizes the Company’s accrual balance and utilization by type of productivity improvement and restructuring costs associated with the 2017 and 2016 actions ($ in millions):

	Employee Severance and Related	Facility Exit and Related	Total
Balance, January 1, 2016	$65.6	$13.9	$79.5
Costs incurred	111.0	41.4	152.4
Paid/settled	(131.3)	(43.5)	(174.8)
Balance, December 31, 2016	45.3	11.8	57.1
Costs incurred	77.7	81.4	159.1
Paid/settled	(74.0)	(75.9)	(149.9)
Balance, December 31, 2017	$49.0	$17.3	$66.3
The productivity improvement and restructuring related charges incurred during 2017 include cash charges of $103 million and $56 million of noncash charges. The productivity improvement and restructuring related charges incurred during 2016 and 2015 include cash charges of $140 million and $94 million and $12 million and $4 million of noncash charges, respectively. These charges are reflected in the following captions in the accompanying Consolidated Statements of Earnings ($ in millions):

	2017	2016	2015
Cost of sales	$38.0	$25.4	$31.9
Selling, general and administrative expenses	121.1	127.0	65.6
Total	$159.1	$152.4	$97.5

NOTE 15. LEASES AND COMMITMENTS
The Company’s operating leases extend for varying periods of time up to 20 years and, in some cases, contain renewal options that would extend existing terms beyond 20 years. Total rent expense for all operating leases was $249 million, $220 million and $209 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company’s future minimum rental payments for all operating leases having initial or remaining noncancelable lease terms in excess of one year are as follows ($ in millions):

2018	$199.4
2019	166.6
2020	130.9
2021	99.3
2022	79.4
Thereafter	121.8
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
The following is a rollforward of the Company’s accrued warranty liability ($ in millions):

	2017	2016
Balance, January 1	$75.8	$73.8
Accruals for warranties issued during the year	54.5	62.3
Settlements made	(56.6)	(61.2)
Additions due to acquisitions	1.7	1.4
Effect of foreign currency translation	3.6	(0.5)
Balance, December 31	$79.0	$75.8

NOTE 16. LITIGATION AND CONTINGENCIES
The Company is, from time to time, subject to a variety of litigation and other legal and regulatory proceedings incidental to its business (or the business operations of previously owned entities). These matters primarily involve claims for damages arising out of the use of the Company’s products and services and claims relating to intellectual property matters, employment matters, tax matters, commercial disputes, competition and sales and trading practices, environmental matters, personal injury, insurance coverage and acquisition or divestiture-related matters, as well as regulatory investigations or enforcement. The Company may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, divested businesses. Some of these lawsuits may include claims for punitive, consequential and/or compensatory damages, as well as injunctive relief. Based upon the Company’s experience, current information and applicable law, it does not believe it is reasonably possible that any amounts it may be required to pay in connection with litigation and other legal and regulatory proceedings in excess of its reserves as of December 31, 2017 will have a material effect on its Consolidated Financial Statements.
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
The Company records a liability in the Consolidated Financial Statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss does not meet the known or probable level but is reasonably possible it is disclosed and if the loss or range of loss can be reasonably estimated, the estimated loss or range of loss is disclosed. The Company’s reserves consist of specific reserves for individual claims and additional amounts for anticipated developments of these claims as well as for incurred but not yet reported claims. The specific reserves for individual known claims are quantified with the assistance of legal counsel and outside risk professionals where appropriate. In addition, outside risk professionals assist in the determination of reserves for incurred but not yet reported claims through evaluation of the Company’s specific loss history, actual claims reported and industry trends among statistical and other factors. Reserve estimates may be adjusted as additional information regarding a claim becomes known. Because most contingencies are resolved over long periods of time, liabilities may change in the future due to new developments (including litigation developments, the discovery of new facts, changes in legislation and outcomes of similar cases), changes in assumptions or changes in the Company’s strategy. While the Company actively pursues financial recoveries from insurance providers and indemnifying parties, it does not recognize any recoveries until realized or until such time as a sustained pattern of collections is established related to historical matters of a similar nature and magnitude. If the Company’s self-insurance and litigation reserves prove inadequate, it would be required to incur an expense equal to the amount of the loss incurred in excess of the reserves, which would adversely affect the Company’s Consolidated Financial Statements.
In addition, the Company’s operations, products and services are subject to environmental laws and regulations, which impose limitations on the discharge of pollutants into the environment, establish standards for the use, generation, treatment, storage and disposal of hazardous and nonhazardous wastes and impose end-of-life disposal and take-back programs. A number of the Company’s operations involve the handling, manufacturing, use or sale of substances that are or could be classified as hazardous materials within the meaning of applicable laws. The Company must also comply with various health and safety regulations in both the United States and abroad in connection with the Company’s operations. Compliance with these laws and regulations has not had and, based on current information and the applicable laws and regulations currently in effect, is not expected to have a material effect on the Company’s capital expenditures, earnings or competitive position, and the Company does not anticipate material capital expenditures for environmental control facilities.
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
The Company has recorded a provision for environmental investigation and remediation and environmental-related claims with respect to sites owned or formerly owned by the Company and its subsidiaries and third-party sites where the Company has been determined to be a potentially responsible party. The Company generally makes an assessment of the costs involved for its remediation efforts based on environmental studies, as well as its prior experience with similar sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties of the Company’s involvement in certain sites, uncertainties regarding the extent of the required cleanup, the availability of alternative cleanup methods, variations in the interpretation of applicable laws and regulations, the possibility of insurance recoveries with respect to certain sites and the fact that imposition of joint and several liability with right of contribution is possible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other environmental laws and regulations. If the Company determines that potential liability for a particular site or with respect to a personal injury claim is known or considered probable and reasonably estimable, the Company accrues the total estimated loss, including investigation and remediation costs, associated with the site or claim. As of December 31, 2017, the Company had a reserve of $147 million for environmental matters which are known or considered probable and reasonably estimable (of which $116 million are noncurrent), which reflects the Company’s best estimate of the costs to be incurred with respect to such matters.
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
As of December 31, 2017, the Company had approximately $611 million of guarantees consisting primarily of outstanding standby letters of credit, bank guarantees and performance and bid bonds. These guarantees have been provided in connection with certain arrangements with vendors, customers, insurance providers, financing counterparties and governmental entities to secure the Company’s obligations and/or performance requirements related to specific transactions. The Company believes that if the obligations under these instruments were triggered, it would not have a material effect on its Consolidated Financial Statements.

NOTE 17. STOCK TRANSACTIONS AND STOCK-BASED COMPENSATION
On July 16, 2013, the Company’s Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Repurchase Program, and the timing and amount of any shares repurchased under the program will be determined by the Company’s management based on its evaluation of market conditions and other factors. The Repurchase Program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plan) and for other corporate purposes. As of December 31, 2017, 20 million shares remained available for repurchase pursuant to the Repurchase Program. The Company expects to fund any future stock repurchases using the Company’s available cash balances or proceeds from the issuance of debt.
Except in connection with the disposition of the Company’s communications business to NetScout in 2015, neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during 2017, 2016 or 2015. Refer to Note 3 for a discussion of the 26 million shares of Danaher common stock tendered to and repurchased by the Company in connection with the disposition of the Company’s communications business to NetScout.
Stock options, RSUs and PSUs have been issued to directors, officers and other employees under the Company’s 2007 Omnibus Incentive Plan. In addition, in connection with the 2015 Pall Acquisition and the 2016 Cepheid Acquisition, the Company assumed certain outstanding stock options and RSUs, as applicable, that had been awarded under the stock compensation plans of the respective, acquired businesses. These plans (the “Assumed Plans”) operate in a similar manner to the Company’s 2007 Omnibus Incentive Plan, and no further equity awards will be issued under any of the Assumed Plans. The 2007 Omnibus Incentive Plan provides for the grant of stock options, stock appreciation rights, RSUs, restricted stock, PSUs or any other stock-based award and cash based awards. A total of approximately 127 million shares of Danaher common stock have been authorized for issuance under the 2007 Omnibus Incentive Plan. As of December 31, 2017, approximately 70 million shares of the Company’s common stock remain available for issuance under the 2007 Omnibus Incentive Plan.
Stock options granted under the 2007 Omnibus Incentive Plan generally vest pro rata over a five-year period and terminate 10 years from the grant date, though the specific terms of each grant are determined by the Compensation Committee of the Company’s Board (the “Compensation Committee”). The Company’s executive officers and certain other employees have been awarded options with different vesting criteria, and options granted to outside directors are fully vested as of the grant date. Option exercise prices for options granted by the Company equal the closing price of the Company’s common stock on the NYSE on the date of grant. In connection with the Company’s assumption of options issued pursuant to the Assumed Plans, the number of shares underlying each option and exercise price of each option were adjusted to reflect the substitution of the Company’s stock for the stock of the applicable acquired company.
RSUs issued under the 2007 Omnibus Incentive Plan provide for the issuance of a share of the Company’s common stock at no cost to the holder. The RSUs that have been granted to employees under the 2007 Omnibus Incentive Plan generally provide for time-based vesting over a five-year period, although executive officers and certain other employees have been awarded RSUs with different time-based vesting criteria, and RSUs granted to members of the Company’s senior management have also been subject to performance-based vesting criteria. The RSUs that have been granted to directors under the 2007 Omnibus Incentive Plan vest on the earlier of the first anniversary of the grant date or the date of, and immediately prior to, the next annual meeting of the Company’s shareholders following the grant date, but the underlying shares are not issued until the earlier of the director’s death or the first day of the seventh month following the director’s retirement from the Board. Prior to vesting, RSUs granted under the 2007 Omnibus Incentive Plan do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued and outstanding. With respect to RSUs granted under the Assumed Plans, in connection with the Company’s assumption of these RSUs the number of shares underlying each RSU were adjusted to reflect the substitution of the Company’s stock for the stock of the applicable acquired company, and certain of these RSUs have dividend equivalent rights.
In 2015, the Company introduced into its executive officer equity compensation program PSUs that vest based on the Company’s total shareholder return ranking relative to the S&P 500 Index over a three-year performance period and are subject to an additional two-year holding period, and are entitled to dividend equivalent rights. In 2017, 2016 and 2015 one-half of the annual equity awards granted to the Company’s executive officers were granted as stock options, one-quarter were granted as RSUs and one-quarter were granted as PSUs. The PSUs were issued under the Company’s 2007 Omnibus Incentive Plan.
In connection with the Fortive Separation and pursuant to the anti-dilution provisions of the 2007 Omnibus Incentive Plan, the Company made certain adjustments to the exercise price and the number of shares underlying stock-based compensation awards with the intention of preserving the intrinsic value of the awards prior to the Separation. Accordingly, the number of shares underlying each stock-based award outstanding as of the date of the Separation was multiplied by a factor of 1.32 and the related exercise price for stock options was divided by a factor of 1.32 which resulted in no increase in the intrinsic value of awards outstanding. The stock-based compensation awards continue to vest over their original vesting period. These adjustments to the Company’s stock-based compensation awards did not result in additional compensation expense. Stock-based compensation awards that were held by employees who transferred to Fortive in connection with the Separation were canceled and replaced by awards issued by Fortive.
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
The following summarizes the assumptions used in the Black-Scholes model to value options granted during the years ended December 31:

	2017	2016	2015
Risk-free interest rate	1.8 – 2.2%	1.2 – 1.8%	1.6 – 2.2%
Weighted average volatility	17.9%	24.3%	24.3%
Dividend yield	0.7%	0.6%	0.6%
Expected years until exercise	5.0 – 8.0	5.5 – 8.0	5.5 – 8.0
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
The following summarizes the components of the Company’s continuing operations stock-based compensation expense for the years ended December 31 ($ in millions):

	2017	2016	2015
RSUs/PSUs:
Pretax compensation expense	$90.2	$85.9	$69.7
Income tax benefit	(27.7)	(25.3)	(22.1)
RSU/PSU expense, net of income taxes	62.5	60.6	47.6
Stock options:
Pretax compensation expense	49.2	43.9	34.1
Income tax benefit	(15.6)	(13.6)	(10.7)
Stock option expense, net of income taxes	33.6	30.3	23.4
Total stock-based compensation:
Pretax compensation expense	139.4	129.8	103.8
Income tax benefit	(43.3)	(38.9)	(32.8)
Total stock-based compensation expense, net of income taxes	$96.1	$90.9	$71.0
Stock-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Earnings. As of December 31, 2017, $130 million of total unrecognized compensation cost related to RSUs/PSUs is expected to be recognized over a weighted average period of approximately two years. As of December 31, 2017, $117 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately two years. Future compensation amounts will be adjusted for any changes in estimated forfeitures.

The following summarizes option activity under the Company’s stock plans (in millions, except weighted exercise price and number of years):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2015 (a)	30.0	$37.01
Granted (a)	4.1	66.64
Exercised (a)	(7.8)	28.40
Cancelled/forfeited (a)	(1.4)	51.55
Outstanding as of December 31, 2015 (a)	24.9	43.75
Granted	5.7	67.52
Exercised	(5.3)	33.45
Cancelled/forfeited	(1.2)	73.21
Adjustment due to Fortive Separation (b)	(5.2)	50.44
Outstanding as of December 31, 2016	18.9	50.07
Granted	4.4	86.14
Exercised	(3.3)	35.26
Cancelled/forfeited	(1.2)	70.40
Outstanding as of December 31, 2017	18.8	59.84	6	$620.2
Vested and expected to vest as of December 31, 2017 (c)	18.2	$59.28	6	$611.1
Vested as of December 31, 2017	8.1	$43.65	4	$401.3

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
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2017. The amount of aggregate intrinsic value will change based on the price of the Company’s common stock.
Options outstanding as of December 31, 2017 are summarized below (in millions, except price per share and number of years):

	Outstanding			Exercisable
Exercise Price	Shares	Average Exercise Price	Average Remaining Life (in years)	Shares	Average Exercise Price
$19.89 to $38.63	3.3	$30.61	2	3.3	$30.58
$38.64 to $53.03	3.3	44.40	5	2.7	43.68
$53.04 to $65.94	3.2	60.32	6	1.1	59.55
$65.95 to $76.11	4.5	66.59	8	0.9	66.74
$76.12 to $92.42	4.5	85.69	9	0.1	81.31
The aggregate intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was $162 million, $210 million and $313 million, respectively. Exercise of options during the years ended December 31, 2017, 2016 and 2015 resulted in cash receipts of $117 million, $161 million, and $223 million, respectively. Upon exercise of the award by the employee, the Company derives a tax deduction measured by the excess of the market value over the grant price at the date of exercise. The Company realized a tax benefit of $50 million, $61 million, and $101 million in 2017, 2016 and 2015, respectively, related to the exercise of employee stock options.

The following summarizes information on unvested RSU and PSU activity (in millions, except weighted average grant-date fair value):

	Number of RSUs/PSUs	Weighted Average Grant-Date Fair Value
Unvested as of January 1, 2015 (a)	6.1	$45.18
Granted (a)	2.9	65.66
Vested (a)	(2.1)	45.00
Forfeited (a)	(0.8)	52.56
Unvested as of December 31, 2015 (a)	6.1	53.93
Granted	1.9	66.15
Vested	(1.8)	50.64
Adjustment due to Fortive Separation (b)	(1.2)	58.24
Forfeited	(0.5)	28.79
Unvested as of December 31, 2016	4.5	62.16
Granted	1.4	86.04
Vested	(1.5)	58.48
Forfeited	(0.5)	68.83
Unvested as of December 31, 2017	3.9	71.27

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

The Company realized a tax benefit of $35 million, $38 million and $46 million in the years ended December 31, 2017, 2016 and 2015, respectively, related to the vesting of RSUs.
Prior to the to the adoption of ASU 2016-09, the difference between the actual tax benefit realized upon exercise and the tax benefit recorded based on the fair value of the stock award at the time of grant (the “excess tax benefits”) was recorded as an increase to additional paid-in capital and was reflected as a financing cash flow. As a result of the adoption of ASU 2016-09, the excess tax benefit of $55 million related to the exercise of employee stock options and vesting of RSUs for the year ended December 31, 2017 has been recorded as a reduction to the current income tax provision and is reflected as an operating cash inflow in the accompanying Consolidated Statement of Cash Flows.
In connection with the exercise of certain stock options and the vesting of RSUs previously issued by the Company, a number of shares sufficient to fund statutory minimum tax withholding requirements has been withheld from the total shares issued or released to the award holder (though under the terms of the applicable plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the year ended December 31, 2017, 600 thousand shares with an aggregate value of $47 million were withheld to satisfy the requirement. During the year ended December 31, 2016, 668 thousand shares with an aggregate value of $48 million were withheld to satisfy the requirement. The withholding is treated as a reduction in additional paid-in capital in the accompanying Consolidated Statements of Stockholders’ Equity.

NOTE 18. NET EARNINGS PER SHARE FROM CONTINUING OPERATIONS
Basic net earnings per share (“EPS”) from continuing operations is calculated by dividing net earnings from continuing operations by the weighted average number of common shares outstanding for the applicable period. Diluted net EPS from continuing operations is computed based on the weighted average number of common shares outstanding increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased with the proceeds from the issuance of the potentially dilutive shares. For the years ended December 31, 2017, 2016 and 2015, 4 million, 1 million and 2 million options to purchase shares, respectively, were not included in the diluted earnings per share calculation as the impact of their inclusion would have been anti-dilutive.

Information related to the calculation of net earnings from continuing operations per share of common stock is summarized as follows ($ and shares in millions, except per share amounts):

	Net Earnings from Continuing Operations (Numerator)	Shares (Denominator)	Per Share Amount
For the year ended December 31, 2017
Basic EPS	$2,469.8	695.8	$3.55
Adjustment for interest on convertible debentures	2.1	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	—	7.5
Incremental shares from assumed conversion of the convertible debentures	—	2.8
Diluted EPS	$2,471.9	706.1	$3.50

For the year ended December 31, 2016
Basic EPS	$2,153.4	691.2	$3.12
Adjustment for interest on convertible debentures	1.8	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	—	6.0
Incremental shares from assumed conversion of the convertible debentures	—	2.6
Diluted EPS	$2,155.2	699.8	$3.08

For the year ended December 31, 2015
Basic EPS	$1,746.7	698.1	$2.50
Adjustment for interest on convertible debentures	2.2	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	—	7.7
Incremental shares from assumed conversion of the convertible debentures	—	2.7
Diluted EPS	$1,748.9	708.5	$2.47

NOTE 19. SEGMENT INFORMATION
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
Detailed segment data for the years ended December 31 is as follows ($ in millions):

	2017	2016	2015
Sales:
Life Sciences	$5,710.1	$5,365.9	$3,314.6
Diagnostics	5,839.9	5,038.3	4,832.5
Dental	2,810.9	2,785.4	2,736.8
Environmental & Applied Solutions	3,968.8	3,692.8	3,549.8
Total	$18,329.7	$16,882.4	$14,433.7

Operating profit:
Life Sciences	$1,004.3	$818.9	$329.2
Diagnostics	871.6	786.4	746.2
Dental	400.7	419.4	370.4
Environmental & Applied Solutions	914.6	870.0	866.6
Other	(170.0)	(143.8)	(150.2)
Total	$3,021.2	$2,750.9	$2,162.2

Identifiable assets:
Life Sciences	$20,576.8	$19,875.9	$19,658.4
Diagnostics	14,359.2	14,159.6	9,848.2
Dental	6,026.8	5,772.2	5,906.9
Environmental & Applied Solutions	4,649.2	4,172.9	4,223.5
Other	1,036.6	1,314.7	1,309.7
Discontinued operations	—	—	7,275.5
Total	$46,648.6	$45,295.3	$48,222.2

Depreciation and amortization:
Life Sciences	$427.9	$426.2	$210.1
Diagnostics	581.5	481.5	449.7
Dental	121.4	127.2	132.0
Environmental & Applied Solutions	99.9	86.7	82.2
Other	7.6	6.5	6.8
Total	$1,238.3	$1,128.1	$880.8

	2017	2016	2015
Capital expenditures, gross:
Life Sciences	$130.6	$109.7	$62.3
Diagnostics	372.6	374.3	336.8
Dental	48.9	49.1	53.3
Environmental & Applied Solutions	60.9	51.0	58.4
Other	6.6	5.5	2.1
Total	$619.6	$589.6	$512.9
Operations in Geographical Areas:

	For the Year Ended December 31
($ in millions)	2017	2016	2015
Sales:
United States	$6,837.9	$6,377.4	$5,678.3
China	2,011.6	1,799.1	1,552.9
Germany	1,161.6	1,084.6	858.4
Japan	872.1	864.7	668.5
All other (each country individually less than 5% of total sales)	7,446.5	6,756.6	5,675.6
Total	$18,329.7	$16,882.4	$14,433.7

Property, plant and equipment, net:
United States	$1,126.2	$1,198.4	$1,189.6
Germany	212.4	190.8	192.9
United Kingdom	152.0	140.6	165.5
All other (each country individually less than 5% of total property, plant and equipment, net)	964.0	824.2	754.7
Total	$2,454.6	$2,354.0	$2,302.7
Sales by Major Product Group:

	For the Year Ended December 31
($ in millions)	2017	2016	2015
Analytical and physical instrumentation	$2,232.9	$2,088.9	$2,014.4
Research and medical products	11,512.4	10,366.7	8,110.9
Dental products	2,810.9	2,785.4	2,736.8
Product identification	1,773.5	1,641.4	1,571.6
Total	$18,329.7	$16,882.4	$14,433.7

NOTE 20. QUARTERLY DATA-UNAUDITED

($ in millions, except per share data)	1st Quarter	2nd Quarter	3rd Quarter		4th Quarter
2017:
Sales	$4,205.7	$4,510.1	$4,528.2		$5,085.7
Gross profit	2,334.3	2,482.3	2,536.8		2,839.1
Operating profit	623.9	683.7	767.5		946.1
Net earnings from continuing operations	483.8	557.3	572.1		856.6
Net earnings from discontinued operations	22.3	—	—		—
Net earnings	506.1	557.3	572.1		856.6
Net earnings per share from continuing operations:
Basic	$0.70	$0.80	$0.82		$1.23
Diluted	$0.69	$0.79	$0.81		$1.21
Net earnings per share from discontinued operations:
Basic	$0.03	$—	$—		$—
Diluted	$0.03	$—	$—		$—
Net earnings per share:
Basic	$0.73	$0.80	$0.82		$1.23
Diluted	$0.72	$0.79	$0.81		$1.21

2016:
Sales	$3,924.1	$4,241.9	$4,132.1		$4,584.3
Gross profit	2,167.3	2,381.3	2,286.0		2,500.0
Operating profit	613.1	710.1	699.1		728.6
Net earnings from continuing operations	585.8	418.0	402.6		747.0
Net earnings (loss) from discontinued operations	172.6	238.7	(11.0)		—
Net earnings	758.4	656.7	391.6		747.0
Net earnings per share from continuing operations:
Basic	$0.85	$0.60	$0.58		$1.08	**
Diluted	$0.84	$0.60	$0.57		$1.07
Net earnings (loss) per share from discontinued operations:
Basic	$0.25	$0.35	$(0.02)		$—
Diluted	$0.25	$0.34	$(0.02)		$—
Net earnings per share:
Basic	$1.10	$0.95	$0.57	*	$1.08	**
Diluted	$1.09	$0.94	$0.56	*	$1.07	**

*	Net earnings per share amounts do not add due to rounding.

**	Net earnings per share amounts do not add across to the full year amount due to rounding.

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
Management’s annual report on its internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm’s audit report on the effectiveness of Danaher’s internal control over financial reporting are included in the Company’s financial statements for the year ended December 31, 2017 included in Item 8 of this Annual Report on Form 10-K, under the headings “Report of Management on Danaher Corporation’s Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” respectively, and are incorporated herein by reference.
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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than the information below, the information required by this Item is incorporated by reference from the sections entitled Proposal 1–Election of Directors of Danaher, Corporate Governance and Other Information–Section 16(a) Beneficial Ownership Reporting Compliance in the Proxy Statement for the Company’s 2018 annual meeting of shareholders and from the information under the caption “Executive Officers of the Registrant” in Part I hereof. No nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than the Company pursuant to which such person is or was to be selected as a director or nominee.
Code of Ethics
Danaher has adopted a code of business conduct and ethics for directors, officers (including Danaher’s principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Standards of Conduct. The Standards of Conduct is available in the “Investors – Corporate Governance” section of Danaher’s website at www.danaher.com.
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

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from the sections entitled Director Compensation, Compensation Discussion and Analysis, Compensation Committee Report, Compensation Tables and Information and Summary of Employment Agreements and Plans in the Proxy Statement for the Company’s 2018 annual meeting of shareholders (provided that the Compensation Committee Report shall not be deemed to be “filed”).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from the sections entitled Beneficial Ownership of Danaher Common Stock by Directors, Officers and Principal Shareholders, Summary of Employment Agreements and Plans and Compensation Tables and Information in the Proxy Statement for the Company’s 2018 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from the sections entitled Director Independence and Related Person Transactions in the Proxy Statement for the Company’s 2018 annual meeting of shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from the section entitled Proposal 2–Ratification of Independent Registered Public Accounting Firm in the Proxy Statement for the Company’s 2018 annual meeting of shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	The following documents are filed as part of this report.

(1)	Financial Statements. The financial statements are set forth under “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(2)
Schedules. An index of Exhibits and Schedules is on page 113 of this report. Schedules other than those listed below have been omitted from this Annual Report on Form 10-K because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.

(3)	Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

DANAHER CORPORATION
INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULE

Page Number in Form 10-K
Schedule:
Valuation and Qualifying Accounts	121
EXHIBIT INDEX

Exhibit Number	Description

2.1	Separation and Distribution Agreement, dated as of July 1, 2016, by and between Danaher Corporation and Fortive Corporation +	Incorporated by reference to Exhibit 2.1 to Amendment No. 1 to Fortive Corporation’s Registration Statement on Form 10, filed on March 3, 2016 (Commission File Number: 1-8089)

3.1	Restated Certificate of Incorporation of Danaher Corporation	Incorporated by reference from Exhibit 3.1 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2012 (Commission File Number: 1-8089)

3.2	Amended and Restated By-laws of Danaher Corporation	Incorporated by reference from Exhibit 3.2 to Danaher Corporation’s Current Report on Form 8-K filed December 6, 2016 (Commission File Number: 1-8089)

4.1	Senior Indenture dated as of December 11, 2007 by and between Danaher Corporation and The Bank of New York Trust Company, N.A. as trustee (“Senior Indenture”)	Incorporated by reference from Exhibit 1.2 to Danaher Corporation’s Current Report on Form 8-K filed on December 11, 2007 (Commission File Number: 1-8089)

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

4.3
Indenture dated as of July 8, 2015, by and between Danaher Corporation, as guarantor, DH Europe Finance S.A., as issuer, and The Bank of New York Mellon Trust Company, N.A. as trustee (“Danaher International Indenture”)
Incorporated by reference from Exhibit 4.1 to Danaher Corporation’s Current Report on Form 8-K filed on July 8, 2015 (Commission File Number: 1-8089)

4.4
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

4.5
Paying and Calculation Agency Agreement, dated as of July 8, 2015, by and among Danaher International, Danaher Corporation, and The Bank of New York Mellon, London Branch, as paying and calculation agent
Incorporated by reference from Exhibit 4.3 to Danaher Corporation’s Current Report on Form 8-K filed on July 8, 2015 (Commission File Number: 1-8089)

4.6
Second Supplemental Indenture to Danaher International Indenture, dated as of June 30, 2017, by and between Danaher Corporation, as guarantor, DH Europe Finance S.A., as issuer, and The Bank of New York Mellon Trust Company, N.A. as trustee relating to the Floating Rate Senior Notes due 2022 and the 1.200% Senior Notes due 2027
Incorporated by reference from Exhibit 4.2 to Danaher Corporation’s Current Report on Form 8-K filed on June 30, 2017 (Commission File Number: 1-8089)

4.7
Paying and Calculation Agency Agreement, dated as of June 30, 2017, by and among Danaher International, Danaher Corporation, The Bank of New York Mellon Trust Company, N.A. as trustee and The Bank of New York Mellon, London Branch, as paying and calculation agent
Incorporated by reference from Exhibit 4.3 to Danaher Corporation’s Current Report on Form 8-K filed on June 30, 2017 (Commission File Number: 1-8089)

10.1	Danaher Corporation 2007 Omnibus Incentive Plan, as amended and restated*	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (Commission File Number: 333-213631)

10.2	Danaher Corporation Non-Employee Directors’ Deferred Compensation Plan, as amended, a sub-plan under the 2007 Omnibus Incentive Plan*	Incorporated by reference from Exhibit 10.2 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File Number: 1-8089)

10.3	Amended Form of Election to Defer under the Danaher Corporation Non-Employee Directors’ Deferred Compensation Plan*	Incorporated by reference from Exhibit 10.3 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File Number: 1-8089)

10.4	Form of Danaher Corporation 2007 Omnibus Incentive Plan Stock Option Agreement for Non-Employee Directors*	Incorporated by reference from Exhibit 10.3 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (Commission File Number: 1-8089)

10.5	Form of Danaher Corporation 2007 Omnibus Incentive Plan RSU Agreement for Non-Employee Directors*	Incorporated by reference from Exhibit 10.4 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (Commission File Number: 1-8089)

10.6	Form of Danaher Corporation 2007 Omnibus Incentive Plan Stock Option Agreement*	Incorporated by reference from Exhibit 10.5 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (Commission File Number: 1-8089)

10.7	Form of Danaher Corporation 2007 Omnibus Incentive Plan RSU Agreement*	Incorporated by reference from Exhibit 10.6 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (Commission File Number: 1-8089)

10.8	Form of Danaher Corporation 2007 Omnibus Incentive Plan Performance Stock Unit Agreement*	Incorporated by reference from Exhibit 10.7 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (Commission File Number: 1-8089)

10.9	Danaher Corporation & Subsidiaries Amended and Restated Executive Deferred Incentive Program*	Incorporated by reference from Exhibit 4.1 to Danaher Corporation’s Registration Statement on Form S-8 filed on September 14, 2016 (Commission File Number: 333-213631)

10.10	Danaher Corporation 2007 Executive Cash Incentive Compensation Plan, as amended and restated*	Incorporated by reference from Appendix B to Danaher Corporation’s 2017 Proxy Statement on Schedule 14A filed on March 31, 2017 (Commission File Number: 1-8089)

10.11	Danaher Corporation Senior Leader Severance Pay Plan*	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2013 (Commission File Number: 1-8089)

10.12	Agreement Regarding Competition and Protection of Proprietary Interests by and between Danaher Corporation and Thomas P. Joyce, Jr., dated March 16, 2009* (1)	Incorporated by reference from Exhibit 10.16 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014 (Commission File Number: 1-8089)

10.13	Amendment to Agreement Regarding Competition and Protection of Proprietary Interests by and between Danaher Corporation and Thomas P. Joyce, Jr., dated September 11, 2014*	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed on September 15, 2014 (Commission File Number: 1-8089)

10.14	Agreement Regarding Competition and Protection of Proprietary Interests by and between Danaher Corporation and Angela S. Lalor dated March 23, 2012*	Incorporated by reference from Exhibit 10.16 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016 (Commission File Number: 1-8089)

10.15	Letter Agreement by and between Danaher Corporation and Angela S. Lalor, dated March 19, 2012*	Incorporated by reference from Exhibit 10.14 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012 (Commission File Number: 1-8089)

10.16	Agreement Regarding Competition and Protection of Proprietary Interests by and between Danaher Corporation and Rainer Blair, dated May 2, 2010*	Incorporated by reference from Exhibit 10.20 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016 (Commission File Number: 1-8089)

10.17	Description of compensation arrangements for non-management directors*

10.18
Credit Agreement, dated as of July 10, 2015, among Danaher Corporation, Bank of America, N.A., as Administrative Agent and a Swing Line lender, Citibank, N.A. as Syndication Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., The Bank Of Tokyo - Mitsubishi UFJ, Ltd., BNP Paribas Securities Corp., US Bank National Association, HSBC Securities (USA) Inc. and Wells Fargo Securities, LLC as Joint Lead Arrangers and Joint Book Managers, and the other lenders referred to therein
Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed on July 10, 2015 (Commission File Number: 1-8089)

10.19
Credit Agreement, dated as of October 24, 2016, among Danaher Corporation, Morgan Stanley Senior Funding, Inc. as Administrative Agent, Sole Lead Arranger and Sole Bookrunner, and the other lenders referred to therein
Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed on October 24, 2016 (Commission File Number: 1-8089)

10.20	Management Agreement dated February 23, 2012 by and between FJ900, Inc. and Joust Capital III, LLC (2)	Incorporated by reference from Exhibit 10.25 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 (Commission File Number: 1-8089)

10.21	Interchange Agreement dated July 22, 2011 by and between Danaher Corporation and Joust Capital III, LLC (3)	Incorporated by reference from Exhibit 10.10 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2011 (Commission File Number: 1-8089)

10.22	Aircraft Time Sharing Agreement by and between Danaher Corporation and Thomas P. Joyce, Jr., dated May 7, 2014* (4)	Incorporated by reference from Exhibit 10.2 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2014 (Commission File Number: 1-8089)

10.23	Amendment No. 1 to Aircraft Time Sharing Agreement by and between Danaher Corporation and Thomas P. Joyce, Jr., dated July 1, 2016* (4)	Incorporated by reference from Exhibit 10.7 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2016 (Commission File Number: 1-8089)

10.24	Form of Director and Officer Indemnification Agreement	Incorporated by reference from Exhibit 10.35 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File Number: 1-8089)

10.25	Employee Matters Agreement, dated as of July 1, 2016, by and between Danaher Corporation and Fortive Corporation	Incorporated by reference from Exhibit 10.2 to Amendment No. 1 to Fortive Corporation’s Registration Statement on Form 10, filed on March 3, 2016 (Commission File Number: 1-37654)

10.26	Tax Matters Agreement, dated as of July 1, 2016, by and between Danaher Corporation and Fortive Corporation	Incorporated by reference from Exhibit 10.3 to Amendment No. 1 to Fortive Corporation’s Registration Statement on Form 10, filed on March 3, 2016 (Commission File Number: 1-37654)

10.27	Transition Services Agreement, dated as of July 1, 2016, by and between Danaher Corporation and Fortive Corporation	Incorporated by reference from Exhibit 10.1 to Amendment No. 1 to Fortive Corporation’s Registration Statement on Form 10, filed on March 3, 2016 (Commission File Number: 1-37654)

10.28	Intellectual Property Matters Agreement, dated as of July 1, 2016, by and between Danaher Corporation and Fortive Corporation	Incorporated by reference from Exhibit 10.4 to Amendment No. 1 to Fortive Corporation’s Registration Statement on Form 10, filed on March 3, 2016 (Commission File Number: 1-37654)

10.29	DBS License Agreement, dated as of July 1, 2016 by and between Danaher Corporation and Fortive Corporation	Incorporated by reference from Exhibit 10.5 to Amendment No. 1 to Fortive Corporation’s Registration Statement on Form 10, filed on March 3, 2016 (Commission File Number: 1-37654)

11.1	Computation of per-share earnings (5)

12.1	Calculation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (6)

101.SCH	XBRL Taxonomy Extension Schema Document (6)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (6)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (6)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (6)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (6)

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
(1)
In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, Danaher has entered into agreements with each of Daniel L. Comas and William K. Daniel II that are substantially identical in all material respects to the form of agreement referenced as Exhibit 10.12 except as to the name of the counterparty.

(2)
In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, FJ900, Inc. (a subsidiary of Danaher) has entered into a management agreement with Joust Capital II, LLC that is substantially identical in all material respects to the form of agreement referenced as Exhibit 10.20, except as to the referenced aircraft and the name of the counterparty.

(3)
In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, Danaher Corporation or a subsidiary thereof has entered into additional interchange agreements with each of Joust Capital II, LLC and Joust Capital III, LLC that are substantially identical in all material respects to the form of agreement attached as 10.21, except as to the referenced aircraft and, in certain cases, the name of the counterparty.

(4)
In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, Danaher Corporation has entered into an aircraft time sharing agreement and related amendment with Daniel L. Comas that are substantially identical in all material respects to the forms of agreement referenced as Exhibit 10.22 and Exhibit 10.23, respectively, except as to the name of the counterparty.

(5)	Refer to Note 18, “Net Earnings Per Share from Continuing Operations”, to the Consolidated Financial Statements.
(6)
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2017 and 2016, (ii) Consolidated Statements of Earnings for the years ended December 31, 2017, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015, (iv) Consolidated Statements of Stockholders’ Equity for the years December 31, 2017, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DANAHER CORPORATION

Date:	February 20, 2018	By:	/s/ THOMAS P. JOYCE, JR.
Thomas P. Joyce, Jr.
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Name, Title and Signature	Date

/s/ STEVEN M. RALES	February 20, 2018
Steven M. Rales
Chairman of the Board

/s/ MITCHELL P. RALES	February 20, 2018
Mitchell P. Rales
Chairman of the Executive Committee

/s/ DONALD J. EHRLICH	February 20, 2018
Donald J. Ehrlich
Director

/s/ LINDA HEFNER FILLER	February 20, 2018
Linda Hefner Filler
Director

/s/ THOMAS P. JOYCE, JR.	February 20, 2018
Thomas P. Joyce, Jr.
President, Chief Executive Officer and Director

/s/ TERI LIST-STOLL	February 20, 2018
Teri List-Stoll
Director

/s/ WALTER G. LOHR, JR.	February 20, 2018
Walter G. Lohr, Jr.
Director

/s/ JOHN T. SCHWIETERS	February 20, 2018
John T. Schwieters
Director

/s/ ALAN G. SPOON	February 20, 2018
Alan G. Spoon
Director

/s/ RAYMOND C. STEVENS, Ph.D.	February 20, 2018
Raymond C. Stevens
Director

/s/ ELIAS A. ZERHOUNI, M.D.	February 20, 2018
Elias A. Zerhouni, M.D.
Director

/s/ DANIEL L. COMAS	February 20, 2018
Daniel L. Comas
Executive Vice President and Chief Financial Officer

/s/ ROBERT S. LUTZ	February 20, 2018
Robert S. Lutz
Senior Vice President and Chief Accounting Officer

DANAHER CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
($ in millions)

Classification	Balance at Beginning of Period (a)	Charged to Costs & Expenses	Impact of Currency	Charged to Other Accounts		Write-Offs, Write-Downs & Deductions	Balance at End of Period (a)
Year ended December 31, 2017:
Allowances deducted from asset account
Allowance for doubtful accounts	$103.5	$32.9	$4.5	$3.5	(b)	$(26.2)	$118.2
Year ended December 31, 2016:
Allowances deducted from asset account
Allowance for doubtful accounts	$89.7	$32.5	$(0.6)	$2.3	(b)	$(20.4)	$103.5
Year ended December 31, 2015:
Allowances deducted from asset account
Allowance for doubtful accounts	$77.0	$25.2	$(6.3)	$21.1	(b)	$(27.3)	$89.7

(a)	Amounts include allowance for doubtful accounts classified as current and noncurrent.

(b)	Amounts related to businesses acquired, net of amounts related to businesses disposed not included in discontinued operations.