Form 10-Q
period 2018-03-30
DANAHER CORP /DE/
filed 2018-04-19
CIK 313616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The number of shares of common stock outstanding at April 13, 2018 was 698,572,727.

DANAHER CORPORATION
INDEX
FORM 10-Q

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ and shares in millions, except per share amount)
(unaudited)

	March 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and equivalents	$1,045.7	$630.3
Trade accounts receivable, net	3,270.7	3,521.8
Inventories:
Finished goods	1,059.3	982.5
Work in process	302.0	309.7
Raw materials	587.8	548.6
Total inventories	1,949.1	1,840.8
Prepaid expenses and other current assets	809.6	857.1
Total current assets	7,075.1	6,850.0
Property, plant and equipment, net of accumulated depreciation of $2,652.0 and $2,519.4, respectively	2,475.9	2,454.6
Other long-term assets	575.3	538.3
Goodwill	25,437.9	25,138.6
Other intangible assets, net	11,581.0	11,667.1
Total assets	$47,145.2	$46,648.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$98.7	$194.7
Trade accounts payable	1,579.0	1,509.9
Accrued expenses and other liabilities	2,765.2	3,087.7
Total current liabilities	4,442.9	4,792.3
Other long-term liabilities	5,089.8	5,161.1
Long-term debt	10,410.7	10,327.4
Stockholders’ equity:
Common stock - $0.01 par value, 2.0 billion shares authorized; 814.8 and 812.5 issued; 698.5 and 696.6 outstanding, respectively	8.1	8.1
Additional paid-in capital	5,611.1	5,538.2
Retained earnings	23,415.4	22,806.1
Accumulated other comprehensive income (loss)	(1,844.7)	(1,994.2)
Total Danaher stockholders’ equity	27,189.9	26,358.2
Noncontrolling interests	11.9	9.6
Total stockholders’ equity	27,201.8	26,367.8
Total liabilities and stockholders’ equity	$47,145.2	$46,648.6
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three-Month Period Ended
	March 30, 2018	March 31, 2017
Sales	$4,695.4	$4,205.7
Cost of sales	(2,051.8)	(1,871.4)
Gross profit	2,643.6	2,334.3
Operating costs:
Selling, general and administrative expenses	(1,601.9)	(1,449.9)
Research and development expenses	(298.7)	(267.4)
Operating profit	743.0	617.0
Nonoperating income (expense):
Other income, net	7.8	6.9
Interest expense	(39.1)	(40.3)
Interest income	1.4	1.6
Earnings from continuing operations before income taxes	713.1	585.2
Income taxes	(146.5)	(101.4)
Net earnings from continuing operations	566.6	483.8
Earnings from discontinued operations, net of income taxes	—	22.3
Net earnings	$566.6	$506.1
Net earnings per share from continuing operations:
Basic	$0.81	$0.70
Diluted	$0.80	$0.69
Net earnings per share from discontinued operations:
Basic	$—	$0.03
Diluted	$—	$0.03
Net earnings per share:
Basic	$0.81	$0.73
Diluted	$0.80	$0.72
Average common stock and common equivalent shares outstanding:
Basic	698.6	694.3
Diluted	709.5	705.7
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three-Month Period Ended
	March 30, 2018	March 31, 2017
Net earnings	$566.6	$506.1
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	294.1	304.3
Pension and postretirement plan benefit adjustments	7.1	4.9
Unrealized (loss) gain on available-for-sale securities adjustments	(0.5)	7.3
Total other comprehensive income (loss), net of income taxes	300.7	316.5
Comprehensive income	$867.3	$822.6
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
($ and shares in millions)
(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Shares	Amount
Balance, December 31, 2017	812.5	$8.1	$5,538.2	$22,806.1	$(1,994.2)	$9.6
Adoption of accounting standards	—	—	—	154.5	(151.2)	—
Balance, January 1, 2018	812.5	8.1	5,538.2	22,960.6	(2,145.4)	9.6
Net earnings for the period	—	—	—	566.6	—	—
Other comprehensive income	—	—	—	—	300.7	—
Dividends declared	—	—	—	(111.8)	—	—
Common stock-based award activity	1.9	—	61.0	—	—	—
Common stock issued in connection with LYONs’ conversions, including tax benefit of $3.1	0.4	—	11.9	—	—	—
Change in noncontrolling interests	—	—	—	—	—	2.3
Balance, March 30, 2018	814.8	$8.1	$5,611.1	$23,415.4	$(1,844.7)	$11.9
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Three-Month Period Ended
	March 30, 2018	March 31, 2017
Cash flows from operating activities:
Net earnings	$566.6	$506.1
Less: earnings from discontinued operations, net of income taxes	—	22.3
Net earnings from continuing operations	566.6	483.8
Noncash items:
Depreciation	148.5	139.5
Amortization	172.3	166.1
Stock-based compensation expense	33.3	33.6
Change in trade accounts receivable, net	219.0	168.3
Change in inventories	(128.9)	(56.9)
Change in trade accounts payable	51.4	(90.9)
Change in prepaid expenses and other assets	125.0	59.4
Change in accrued expenses and other liabilities	(358.3)	(342.7)
Net operating cash provided by continuing operations	828.9	560.2
Cash flows from investing activities:
Payments for additions to property, plant and equipment	(137.9)	(158.6)
Proceeds from sales of property, plant and equipment	0.4	0.7
Proceeds from sale of investments	21.9	—
All other investing activities	(7.1)	(5.8)
Net operating cash used in investing activities	(122.7)	(163.7)
Cash flows from financing activities:
Proceeds from the issuance of common stock	23.2	20.5
Payment of dividends	(97.5)	(86.6)
Payment for purchase of noncontrolling interests	—	(64.4)
Net repayments of borrowings (maturities of 90 days or less)	(236.6)	(434.9)
All other financing activities	(10.8)	(25.3)
Net operating cash used in financing activities	(321.7)	(590.7)
Effect of exchange rate changes on cash and equivalents	30.9	34.4
Net change in cash and equivalents	415.4	(159.8)
Beginning balance of cash and equivalents	630.3	963.7
Ending balance of cash and equivalents	$1,045.7	$803.9

Supplemental disclosures:
Cash interest payments	$47.7	$48.2
Cash income tax payments	133.5	142.3
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. GENERAL
The consolidated condensed financial statements included herein have been prepared by Danaher Corporation (“Danaher” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In this quarterly report, the terms “Danaher” or the “Company” refer to Danaher Corporation, Danaher Corporation and its consolidated subsidiaries or the consolidated subsidiaries of Danaher Corporation, as the context requires. Unless otherwise indicated, all amounts in this quarterly report refer to continuing operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The Consolidated Condensed Financial Statements included herein should be read in conjunction with the financial statements as of and for the year ended December 31, 2017 and the Notes thereto included in the Company’s 2017 Annual Report on Form 10-K filed on February 21, 2018.
In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 30, 2018 and December 31, 2017, its results of operations for the three-month periods ended March 30, 2018 and March 31, 2017 and its cash flows for each of the three-month periods then ended. Reclassifications of certain prior year amounts have been made to conform to the current year presentation.
Accounting Standards Recently Adopted
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) which supersedes nearly all existing revenue recognition guidance. Subsequent to the issuance of Topic 606, the FASB clarified the guidance through several Accounting Standard Updates; hereinafter the collection of revenue guidance is referred to as “ASC 606”. The core principle of ASC 606 is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method for all contracts. Results for reporting periods beginning January 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605, Revenue Recognition.
The Company recorded a net increase to beginning retained earnings of $3 million as of January 1, 2018 due to the cumulative impact of adopting ASC 606. The impact to beginning retained earnings was primarily driven by the capitalization of certain costs to obtain a contract, primarily sales-related commissions, partially offset by the deferral of revenue for unfulfilled performance obligations. The adoption of ASC 606 did not have a significant impact on the Company’s Consolidated Condensed Financial Statements as of and for the three-month period ended March 30, 2018 and, as a result, comparisons of revenues and operating profit performance between periods are not affected by the adoption of this ASU. Refer to Note 2 for additional disclosures required by ASC 606.
The Company derives revenues primarily from the sale of Life Sciences, Diagnostics, Dental and Environmental & Applied Solutions products and services. Revenue is recognized when control of the promised products or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services (the transaction price). A performance obligation is a promise in a contract to transfer a distinct product or service to a customer and is the unit of account under ASC 606. For equipment, consumables, spare parts and most software licenses sold by the Company, control transfers to the customer at a point in time. To indicate the transfer of control, the Company must have a present right to payment, legal title must have passed to the customer, the customer must have the significant risks and rewards of ownership, and where acceptance is not a formality, the customer must have accepted the product or service. The Company’s principal terms of sale are FOB Shipping Point, or equivalent, and, as such, the Company primarily transfers control and records revenue for product sales upon shipment. Sales arrangements with delivery terms that are not FOB Shipping Point are not recognized upon shipment and the transfer of control for revenue recognition is evaluated based on the associated shipping terms and customer obligations. If a performance obligation to the customer with respect to a sales transaction remains to be fulfilled following shipment (typically installation or acceptance by the customer), revenue recognition for that performance obligation is deferred until such commitments have been fulfilled. Returns for products sold are estimated and recorded as a reduction of revenue at the time of sale. Customer allowances and rebates, consisting primarily of volume discounts and other short-term incentive programs, are recorded as a reduction of revenue at the time of sale because these allowances reflect a reduction in the transaction price. Product returns, customer allowances and rebates are estimated based on historical experience and known trends. For extended warranty, service, post contract support (“PCS”), software-as-a-service (“SaaS”) and other long-term contracts, control transfers to the customer over the term of the arrangement. Revenue for extended warranty, service, PCS, SaaS and certain software licenses is recognized based upon the period of time elapsed under the arrangement. Revenue for other long-term contracts is generally recognized based upon the cost-to-cost measure of progress, provided that the Company meets the criteria associated with transferring control of the good or service over time.
Certain of the Company’s revenues relate to operating-type lease (“OTL”) arrangements. Leases are outside the scope of ASC 606 and are therefore accounted for in accordance with ASC 840, Leases. Instrument lease revenue for OTL agreements is recognized on a straight-line basis over the life of the lease, and the costs of customer-leased instruments are recorded within property, plant and equipment in the accompanying Consolidated Balance Sheets and depreciated over the instrument’s estimated useful life. The depreciation expense is reflected in cost of sales in the accompanying Consolidated Statements of Earnings. The OTLs are generally not cancellable until after an initial term and may or may not require the customer to purchase a minimum number of consumables or tests throughout the contract term. Certain of the Company’s lease contracts are customized for larger customers and often result in complex terms and conditions that typically require significant judgment in applying the criteria used to evaluate whether the arrangement should be considered an OTL or a sales-type lease (“STL”). A sales-type lease would result in earlier recognition of instrument revenue as compared to an OTL.
For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation on a relative standalone selling price basis using the Company’s best estimate of the standalone selling price of each distinct product or service in the contract. The primary method used to estimate standalone selling price is the price observed in standalone sales to customers, however when prices in standalone sales are not available the Company may use third-party pricing for similar products or services or estimate the standalone selling price. Allocation of the transaction price is determined at the contracts’ inception. The Company does not adjust transaction price for the effects of a significant financing component when the period between the transfer of the promised good or service to the customer and payment for that good or service by the customer is expected to be one year or less. This allocation approach also applies to contracts for which a portion of the contract relates to a lease component.
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU amends guidance on the classification and measurement of financial instruments, including significant revisions in accounting related to the classification and measurement of investments in equity securities and presentation of certain fair value changes for financial liabilities when the fair value option is elected. The ASU requires equity securities to be measured at fair value with changes in fair value recognized through net earnings and amends certain disclosure requirements associated with the fair value of financial instruments. In the period of adoption, the Company is required to reclassify the unrealized gains/losses on equity securities within accumulated other comprehensive income (loss) to retained earnings. In February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10), which clarified certain aspects of the previously issued ASU. The ASU was adopted by the Company on January 1, 2018 and did not have a material effect on the Company’s Consolidated Financial Statements.
In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires employers to disaggregate the service cost component from other components of net periodic benefit costs and to disclose the amounts of net periodic benefit costs that are included in each income statement line item. The standard requires employers to report the service cost component in the same line item as other compensation costs and to report the other components of net periodic benefit costs (which include interest costs, expected return on plan assets, amortization of prior service cost or credits and actuarial gains and losses) separately and outside a subtotal of operating income. The income statement guidance requires application on a retrospective basis. The ASU was adopted by the Company on January 1, 2018 and as a result operating profit decreased and other income, net increased by $6.9 million for the three-month period March 31, 2017. Refer to Note 8 for further information on the implementation of this ASU.
The Company measures its pension and postretirement plans’ assets and its obligations that determine the respective plan’s funded status as of the end of the Company’s fiscal year, and recognizes an asset for a plan’s overfunded status or a liability for a plan’s underfunded status in its balance sheet. Changes in the funded status of the plans are recognized in the year in which the changes occur and reported in other comprehensive income (loss). The service cost component of net periodic pension cost is included in cost of sales and selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings and the other components of net periodic pension cost are included in nonoperating income (expense).
In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, to address a specific consequence of the Tax Cuts and Jobs Act (“TCJA”) by allowing a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the TCJA’s reduction of the U.S. federal corporate income tax rate. The standard is effective for all entities for annual periods beginning after December 15, 2018, with early adoption permitted, and is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recognized.  The Company early adopted this ASU on January 1, 2018 and as a result recorded a net increase to beginning retained earnings and decrease to accumulated other comprehensive income (loss) of $151 million to reclassify the income tax effects of the TCJA on the Company’s U.S. pension plans, available-for-sale debt securities and certain foreign currency losses. The ASU also requires the Company to disclose its policy on accounting for income tax effects in accumulated other comprehensive income (loss). In general, the Company applies the individual item approach with respect to available-for-sale debt securities and the portfolio approach with respect to pension, postretirement benefit plan obligations and currency translation matters.
In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 which allowed SEC registrants to record provisional amounts in earnings for the year ended December 31, 2017 due to the complexities involved in accounting for the enactment of the TCJA. The Company recognized the estimated income tax effects of the TCJA in its 2017 Consolidated Financial Statements in accordance with SEC Staff Accounting Bulletin No. 118 (“SAB No. 118”). Refer to Note 9 for further information regarding the provisional amounts recorded by the Company as of December 31, 2017.
Except for the above accounting policy for revenue recognition that was updated as a result of adopting ASC 606 and the policy for pension and postretirement benefit plans that was updated as a result of adopting ASU 2017-07, there have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2017 that have a material impact on the Company’s Consolidated Condensed Financial Statements and the related Notes.
Accounting Standards Not Yet Adopted
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use asset and a lease liability for all leases with terms greater than 12 months. The standard also requires disclosures by lessees and lessors about the amount, timing and uncertainty of cash flows arising from leases. The accounting applied by a lessor is largely unchanged from that applied under the current standard. The standard must be adopted using a modified retrospective transition approach and provides for certain practical expedients. The ASU is effective for public entities for fiscal years beginning after December 15, 2018, with early adoption permitted. In September 2017 and January 2018, the FASB issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), and ASU No. 2018-01, Leases (Topic 842), Land Easement Practical Expedient for Transition to Topic 842, which provided additional implementation guidance on the previously issued ASU. Management has not yet completed its assessment of the impact of the new standard on the Company’s Consolidated Financial Statements. The Company is in the early stages of implementation and currently believes that the most notable impact to its financial statements upon the adoption of this ASU will be the recognition of a material right-of-use asset and a lease liability for its real estate and equipment leases.

Accumulated Other Comprehensive Income (Loss)—The changes in accumulated other comprehensive income (loss) by component are summarized below ($ in millions). Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

	Foreign Currency Translation Adjustments	Pension & Postretirement Plan Benefit Adjustments		Unrealized Gain (Loss) on Available-For-Sale Securities Adjustments	Total
For the Three-Month Period Ended March 30, 2018:
Balance, December 31, 2017	$(1,422.1)	$(571.2)		$(0.9)	$(1,994.2)
Adoption of accounting standards	(43.8)	(107.2)		(0.2)	(151.2)
Balance, January 1, 2018	(1,465.9)	(678.4)		(1.1)	(2,145.4)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	294.1	—		(0.8)	293.3
Income tax impact	—	—		0.3	0.3
Other comprehensive income (loss) before reclassifications, net of income taxes	294.1	—		(0.5)	293.6
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	9.3	(a)	—	9.3
Income tax impact	—	(2.2)		—	(2.2)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	7.1		—	7.1
Net current period other comprehensive income (loss), net of income taxes	294.1	7.1		(0.5)	300.7
Balance, March 30, 2018	$(1,171.8)	$(671.3)		$(1.6)	$(1,844.7)
For the Three-Month Period Ended March 31, 2017:
Balance, December 31, 2016	$(2,398.2)	$(642.2)		$18.7	$(3,021.7)
Other comprehensive income (loss) before reclassifications:
Increase	304.3	—		11.7	316.0
Income tax impact	—	—		(4.4)	(4.4)
Other comprehensive income (loss) before reclassifications, net of income taxes	304.3	—		7.3	311.6
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	7.6	(a)	—	7.6
Income tax impact	—	(2.7)		—	(2.7)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	4.9		—	4.9
Net current period other comprehensive income (loss), net of income taxes	304.3	4.9		7.3	316.5
Balance, March 31, 2017	$(2,093.9)	$(637.3)		$26.0	$(2,705.2)
(a) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost. Refer to Note 8 for additional details.

NOTE 2. REVENUE
The following table presents the Company’s revenues disaggregated by geographical region and revenue type for the three-month period ended March 30, 2018 ($ in millions). Sales taxes and other usage-based taxes are excluded from revenues. The Company defines high-growth markets as developing markets of the world experiencing extended periods of accelerated growth in gross domestic product and infrastructure which includes Eastern Europe, the Middle East, Africa, Latin America and Asia (with the exception of Japan and Australia). The Company defines developed markets as all markets of the world that are not high-growth markets.

	Life Sciences	Diagnostics	Dental	Environmental & Applied Solutions	Total
Geographical region:
North America	$480.4	$607.4	$291.3	$418.3	$1,797.4
Western Europe	449.9	310.4	175.6	264.8	1,200.7
Other developed markets	144.9	92.2	43.9	31.6	312.6
High-growth markets	400.8	509.7	161.8	312.4	1,384.7
Total	$1,476.0	$1,519.7	$672.6	$1,027.1	$4,695.4

Revenue type:
Recurring	$970.4	$1,308.5	$488.0	$557.0	$3,323.9
Nonrecurring	505.6	211.2	184.6	470.1	1,371.5
Total	$1,476.0	$1,519.7	$672.6	$1,027.1	$4,695.4
The Company sells equipment to customers as well as consumables, spare parts, software licenses and services that customers purchase on a recurring basis. Consumables are typically critical to the use of the equipment and are used on a one-time or limited basis, requiring frequent replacement in the customer’s operating cycle. Examples of these consumables include reagents used in diagnostic tests, filters used in filtration, separation and purification processes, and cartridges for marking and coding equipment. Additionally, some of the Company’s consumables are used on a standalone basis, such as dental implants and water treatment solutions. The Company separates its goods and services between those sold on a recurring basis and those sold on a nonrecurring basis. Recurring revenue includes revenue from consumables, services, spare parts, software licenses recognized over time, SaaS, sales-and-usage based royalties and OTLs. Nonrecurring revenue includes sales from equipment, software licenses recognized at a point in time and STLs. OTLs and STLs are included in the above revenue amounts. For the three-month period ended March 30, 2018, revenue accounted for under Topic 840, Leases was $97 million.
Remaining Performance Obligations
Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period. Remaining performance obligations include noncancelable purchase orders, the non-lease portion of minimum purchase commitments under long-term consumable supply arrangements, extended warranty, service and PCS contracts, SaaS and other long-term contracts. Remaining performance obligations do not include revenue from contracts with customers with an original term of one year or less, revenue from long-term consumable supply arrangements with no minimum purchase requirements or revenue expected from purchases made in excess of the minimum purchase requirements or revenue from equipment leased to customers. While the remaining performance obligation disclosure is similar in concept to backlog, the definition of remaining performance obligations excludes leases and contracts that provide the customer with the right to cancel or terminate for convenience with no substantial penalty, even if historical experience indicates the likelihood of cancellation or termination is remote. Additionally, the Company has elected to exclude contracts with customers with an original term of one year or less from remaining performance obligations while these contracts are included within backlog.
As of March 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $1.7 billion. The Company expects to recognize revenue on approximately 72% of the remaining performance obligations over the next 24 months, 44% recognized in the first 12 months and 28% recognized over the subsequent 12 months, and the remainder recognized thereafter.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the Consolidated Condensed Balance Sheets. In addition, the Company defers certain costs incurred to obtain a contract (contract costs).
Contract assets—Most of the Company’s long-term contracts are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in billing occurring subsequent to revenue recognition resulting in contract assets. Contract assets are generally classified as current assets in the Consolidated Condensed Balance Sheet. The balance of contract assets as of March 30, 2018 and at the date of adoption of ASC 606 were $94 million and $114 million, respectively.
Contract liabilities—The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the Consolidated Condensed Balance Sheet based on the timing of when the Company expects to recognize revenue. As of March 30, 2018 and at the date of adoption of ASC 606, contract liabilities were $801 million and $783 million, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Condensed Balance Sheet. The increase in the contract liability balance during the three-month period ended March 30, 2018 is primarily as a result of cash payments received in advance of satisfying performance obligations and foreign currency exchange, offset by $265 million of revenue recognized during the period that was included in the contract liability balance at the date of adoption.
Contract costs—The Company capitalizes certain direct incremental costs incurred to obtain a contract, typically sales-related commissions, where the recognition period for the related revenue is greater than one year. These costs are amortized over the contract term or a longer period, generally the expected life of the customer relationship if renewals are expected and the renewal commission is not commensurate with the initial commission. Contract costs are classified as current or long-term other assets in the Consolidated Condensed Balance Sheet based on the timing of when the Company expects to recognize the expense and are generally amortized into earnings on a straight-line basis (which is consistent with the transfer of control for the related goods or services). Management assesses these costs for impairment at least quarterly and as “triggering” events occur that indicate it is more likely than not that an impairment exists. The balance of contract costs as of March 30, 2018 and at the date of adoption were not significant. Amortization expense for the three-month period ended March 30, 2018, was also not significant. The costs to obtain a contract where the amortization period for the related asset is one year or less are expensed as incurred and recorded within selling, general and administrative expenses in the accompanying Consolidated Condensed Statement of Earnings.
Contract assets, liabilities and costs are reported on the accompanying Consolidated Condensed Balance Sheet on a contract-by-contract basis.

NOTE 3. ACQUISITIONS
For a description of the Company’s acquisition activity for the year ended December 31, 2017 reference is made to the financial statements as of and for the year ended December 31, 2017 and Note 2 thereto included in the Company’s 2017 Annual Report.
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
In April 2018, the Company acquired Integrated DNA Technologies, Inc. (“IDT”), a privately-held manufacturer of custom DNA and RNA oligonucleotides serving customers in the academic and biopharmaceutical research, biotechnology, agriculture, clinical diagnostics and pharmaceutical development end-markets, for an all-cash purchase price of approximately $2.0 billion, including debt assumed and net of cash acquired. IDT had revenues of approximately $260 million in 2017, and is now part of the Company’s Life Sciences segment. The Company financed the acquisition of IDT with available cash and proceeds from the issuance of commercial paper. The acquisition of IDT provides additional sales and earnings growth opportunities for the Company’s Life Sciences segment by expanding the segment’s product line diversity, including new product and service offerings in the area of genomics consumables, and through the potential future acquisition of complementary businesses.
Pro Forma Financial Information
The unaudited pro forma information for the periods set forth below gives effect to the 2017 acquisitions as if they had occurred as of January 1, 2017. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time ($ in millions, except per share amounts):

Three-Month Period Ended
March 31, 2017
Sales	$4,245.8
Net earnings from continuing operations	483.3
Diluted net earnings per share from continuing operations	0.69

NOTE 4. DISCONTINUED OPERATIONS
On July 2, 2016 (the “Distribution Date”), the Company completed the separation (the “Separation”) of Fortive Corporation (“Fortive”). For additional details on the Separation reference is made to the financial statements as of and for the year ended December 31, 2017 and Note 3 thereto included in the Company’s 2017 Annual Report. The accounting requirements for reporting the Separation of Fortive as a discontinued operation were met when the Separation was completed. Accordingly, the accompanying consolidated condensed financial statements for all periods presented reflect this business as a discontinued operation.
In the three-month period ended March 31, 2017, the Company recorded a $22 million income tax benefit related to the release of previously provided reserves associated with uncertain tax positions on certain Danaher tax returns which were jointly filed with Fortive entities. These reserves were released due to the expiration of statutes of limitations for those returns. This income tax benefit was included in earnings from discontinued operations in the accompanying Consolidated Condensed Statement of Earnings.

NOTE 5. GOODWILL
The following is a rollforward of the Company’s goodwill ($ in millions):

Balance, December 31, 2017	$25,138.6
Adjustments due to finalization of purchase price allocations	5.6
Foreign currency translation and other	293.7
Balance, March 30, 2018	$25,437.9

The carrying value of goodwill by segment is summarized as follows ($ in millions):

	March 30, 2018	December 31, 2017
Life Sciences	$12,531.2	$12,335.5
Diagnostics	7,120.3	7,079.5
Dental	3,413.4	3,370.0
Environmental & Applied Solutions	2,373.0	2,353.6
Total	$25,437.9	$25,138.6
The Company has not identified any “triggering” events which indicate an impairment of goodwill in the three-month period ended March 30, 2018.

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
A summary of financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 30, 2018:
Assets:
Available-for-sale debt securities	$—	$43.2	$—	$43.2
Liabilities:
Deferred compensation plans	—	59.5	—	59.5

December 31, 2017:
Assets:
Available-for-sale debt securities	$—	$45.4	$—	$45.4
Liabilities:
Deferred compensation plans	—	62.9	—	62.9
Available-for-sale debt securities, which are included in other long-term assets in the accompanying Consolidated Condensed Balance Sheets, are measured at quoted prices reported by investment brokers and dealers based on the underlying terms of the security and comparison to similar securities traded on an active market.
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
Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments were as follows ($ in millions):

	March 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Available-for-sale debt securities	$43.2	$43.2	$45.4	$45.4
Liabilities:
Notes payable and current portion of long-term debt	98.7	98.7	194.7	194.7
Long-term debt	10,410.7	10,832.0	10,327.4	10,847.1
As of March 30, 2018 and December 31, 2017, available-for-sale debt securities were categorized as Level 2, as indicated above, and short and long-term borrowings were categorized as Level 1.
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

NOTE 7. FINANCING
As of March 30, 2018, the Company was in compliance with all of its debt covenants. The components of the Company’s debt were as follows ($ in millions):

	March 30, 2018	December 31, 2017
U.S. dollar-denominated commercial paper	$—	$436.9
Euro-denominated commercial paper (€1.9 billion and €1.7 billion, respectively)	2,345.2	1,993.9
1.65% senior unsecured notes due 2018 (the “2018 U.S. Notes”)	499.5	499.2
1.0% senior unsecured notes due 2019 (€600.0 million aggregate principal amount) (the “2019 Euronotes”)	737.7	718.4
2.4% senior unsecured notes due 2020	497.9	497.7
5.0% senior unsecured notes due 2020 (the “2020 Assumed Pall Notes”)	394.5	394.6
Zero-coupon Liquid Yield Option Notes (LYONs) due 2021	60.7	69.1
0.352% senior unsecured notes due 2021 (¥30.0 billion aggregate principal amount) (the “2021 Yen Notes”)	281.7	265.5
1.7% senior unsecured notes due 2022 (€800.0 million aggregate principal amount) (the “2022 Euronotes”)	981.2	955.6
Floating rate senior unsecured notes due 2022 (€250.0 million aggregate principal amount) (the “Floating Rate 2022 Euronotes”)	307.1	299.1
0.5% senior unsecured bonds due 2023 (CHF 540.0 million aggregate principal amount) (the “2023 CHF Bonds”)	568.0	555.5
2.5% senior unsecured notes due 2025 (€800.0 million aggregate principal amount) (the “2025 Euronotes”)	981.0	955.6
3.35% senior unsecured notes due 2025	496.4	496.3
0.3% senior unsecured notes due 2027 (¥30.8 billion aggregate principal amount) (the “2027 Yen Notes”)	288.8	272.2
1.2% senior unsecured notes due 2027 (€600.0 million aggregate principal amount) (the “2027 Euronotes”)	733.2	714.1
1.125% senior unsecured bonds due 2028 (CHF 210.0 million aggregate principal amount) (the “2028 CHF Bonds”)	225.0	220.3
0.65% senior unsecured notes due 2032 (¥53.2 billion aggregate principal amount) (the “2032 Yen Notes”)	498.8	470.2
4.375% senior unsecured notes due 2045	499.3	499.3
Other	113.4	208.6
Total debt	10,509.4	10,522.1
Less: currently payable	98.7	194.7
Long-term debt	$10,410.7	$10,327.4
For additional details regarding the Company’s debt financing, reference is made to Note 9 of the Company’s financial statements as of and for the year ended December 31, 2017 included in the Company’s 2017 Annual Report.
The Company satisfies any short-term liquidity needs that are not met through operating cash flow and available cash primarily through issuances of commercial paper under its U.S. dollar and euro-denominated commercial paper programs. Credit support for the commercial paper programs is generally provided by the Company’s $4.0 billion unsecured, multi-year revolving credit facility with a syndicate of banks that expires on July 10, 2020 (the “Credit Facility”), which can also be used for working capital and other general corporate purposes, and the 364-Day Facility described below. As of March 30, 2018, no borrowings were outstanding under the Credit Facility or the 364-Day Facility, and the Company was in compliance with all covenants thereunder. In addition to the Credit Facility and the 364-Day Facility, the Company has also entered into reimbursement agreements with various commercial banks to support the issuance of letters of credit.
As of March 30, 2018, borrowings outstanding under the Company’s U.S. dollar and euro-denominated commercial paper programs had a weighted average annual interest rate of negative 0.3% and a weighted average remaining maturity of approximately 54 days.

The Company has classified the $500 million of 2018 U.S. Notes and approximately $2.3 billion of its borrowings outstanding under the commercial paper programs as of March 30, 2018 as long-term debt in the accompanying Consolidated Condensed Balance Sheet as the Company had the intent and ability, as supported by availability under the Credit Facility, to refinance these borrowings for at least one year from the balance sheet date.
Debt discounts, premiums and debt issuance costs totaled $23 million and $25 million as of March 30, 2018 and December 31, 2017, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of debt table above.
364-Day Revolving Credit Facility
On March 23, 2018, the Company entered into a new $1.0 billion 364-day revolving credit facility (the “364-Day Facility”) to provide liquidity support for the issuance of additional commercial paper to fund a portion of the IDT acquisition (refer to Note 3 for information about the acquisition). The 364-Day Facility expires on March 22, 2019 (the “Scheduled Termination Date”). The Company may elect, upon the payment of a fee equal to 0.75% of the principal amount of the loans then outstanding and, upon the satisfaction of certain conditions, to convert any loans outstanding on the Scheduled Termination Date into term loans that are due and payable one year following the Scheduled Termination Date.
Borrowings under the 364-Day Facility bear interest as follows: (1) Eurodollar Rate Loans bear interest at a variable rate per annum equal to the London inter-bank offered rate plus 81.5 basis points; and (2) Base Rate Loans bear interest at a variable rate per annum equal to the highest of (a) the Federal funds rate (as published by the Federal Reserve Bank of New York from time to time) plus 0.50%, (b) the rate of interest in effect for such day as publicly announced by Bank of America, N.A. as its “prime rate,” and (c) the Eurodollar Rate plus 1.0%. In addition, the Company is required to pay a per annum facility fee of six basis points based on the aggregate commitments under the 364-Day Facility, regardless of usage.
The 364-Day Facility requires the Company to maintain a consolidated leverage ratio of 0.65 to 1.00 or less. Borrowings under the 364-Day Facility are prepayable at the Company’s option at any time in whole or in part without premium or penalty.
The Company’s obligations under the 364-Day Facility are unsecured. The Company has unconditionally and irrevocably guaranteed the obligations of each of its subsidiaries in the event a subsidiary is named a borrower under the 364-Day Facility. The 364-Day Facility contains customary representations, warranties, conditions precedent, events of default, indemnities and affirmative and negative covenants.
Guarantors of Debt
The Company has guaranteed long-term debt and commercial paper issued by certain of its wholly-owned subsidiaries. The 2019, 2022, Floating Rate 2022, 2025 and 2027 Euronotes were issued by DH Europe Finance S.A. (“Danaher International”). The 2023 and 2028 CHF Bonds were issued by DH Switzerland Finance S.A. (“Danaher Switzerland”). The 2021, 2027 and 2032 Yen Notes were issued by DH Japan Finance S.A. (“Danaher Japan”). Each of Danaher International, Danaher Switzerland and Danaher Japan are wholly-owned finance subsidiaries of Danaher Corporation. All of the securities issued by each of these entities, as well as the 2020 Assumed Pall Notes, are fully and unconditionally guaranteed by the Company and these guarantees rank on parity with the Company’s unsecured and unsubordinated indebtedness.
LYONs Redemption
During the three-month period ended March 30, 2018, holders of certain of the Company’s LYONs converted such LYONs into an aggregate of approximately 360 thousand shares of the Company’s common stock, par value $0.01 per share. The Company’s deferred tax liability associated with the book and tax basis difference in the converted LYONs of $3 million was transferred to additional paid-in capital as a result of the conversions.

NOTE 8. DEFINED BENEFIT PLANS
The following sets forth the components of the Company’s net periodic benefit cost of the noncontributory defined benefit pension plans ($ in millions):

	Three-Month Period Ended
	March 30, 2018	March 31, 2017
U.S. Pension Benefits:
Service cost	$(2.1)	$(1.9)
Interest cost	(20.2)	(21.0)
Expected return on plan assets	33.1	32.9
Amortization of actuarial loss	(7.8)	(6.6)
Amortization of prior service credit	(0.3)	—
Net periodic pension cost	$2.7	$3.4

Non-U.S. Pension Benefits:
Service cost	$(8.7)	$(7.7)
Interest cost	(6.7)	(6.3)
Expected return on plan assets	12.1	10.2
Amortization of actuarial loss	(1.5)	(1.9)
Amortization of prior service credit	0.1	0.1
Settlement loss recognized	(0.4)	—
Net periodic pension cost	$(5.1)	$(5.6)
The following sets forth the components of the Company’s net periodic benefit cost of the other postretirement employee benefit plans ($ in millions):

	Three-Month Period Ended
	March 30, 2018	March 31, 2017
Service cost	$(0.1)	$(0.2)
Interest cost	(1.2)	(1.3)
Amortization of prior service credit	0.6	0.8
Net periodic benefit cost	$(0.7)	$(0.7)

In the first quarter of 2018, the Company adopted ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires the Company to disaggregate the service cost component from other components of net periodic benefit costs and report the service cost component in the same line item as other compensation costs and the other components of net periodic benefit costs (which include interest costs, expected return on plan assets, amortization of prior service cost or credits and actuarial gains and losses) separately and outside a subtotal of operating income. As this ASU requires application on a retrospective basis, the Company restated the prior period presentation for the adoption of this ASU, resulting in a decrease in operating profit and an increase in other income, net of $6.9 million for the three-month period March 31, 2017. The net periodic benefit cost of the noncontributory defined benefit pension plans and other postretirement employee benefit plans incurred during the three-month periods ended March 30, 2018 and March 31, 2017 are reflected in the following captions in the accompanying Consolidated Condensed Statement of Earnings ($ in millions):

	Three-Month Period Ended
	March 30, 2018	March 31, 2017
Service cost:
Cost of sales	$(2.1)	$(2.0)
Selling, general and administrative expenses	(8.8)	(7.8)
Total service cost	(10.9)	(9.8)
Other net periodic benefit costs:
Other income, net	7.8	6.9
Total	$(3.1)	$(2.9)
Employer Contributions
During 2018, the Company’s cash contribution requirements for its U.S. and non-U.S. defined benefit pension plans are forecasted to be approximately $30 million and $55 million, respectively. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.

NOTE 9. INCOME TAXES
The Company’s effective tax rate from continuing operations for the three-month period ended March 30, 2018 was 20.5%, as compared to 17.3% for the three-month period ended March 31, 2017.
The Company’s effective tax rate for 2018 was slightly lower than the U.S. federal statutory rate of 21.0% due principally to the impact of the Company’s earnings outside the United States which generally are taxed at rates lower than the U.S. federal rate. The 2018 effective tax rate includes the benefit of a lower U.S. corporate income tax rate of 21.0% from the enactment of TCJA, partially offset by a new minimum tax on certain non-U.S. earnings. The effective tax rate for the three-month period ended March 30, 2018 also includes tax benefits for release of reserves upon the expiration of statutes of limitation and excess tax benefits from stock-based compensation which were offset by changes in estimates associated with prior period uncertain tax provisions and other matters.
The Company’s effective tax rate for 2017 differs from the U.S. federal statutory rate of 35.0% due principally to the Company’s earnings outside the United States which generally are taxed at rates lower than the U.S. federal rate. In addition, the excess tax benefits from stock-based compensation and the release of reserves upon the expiration of statutes of limitation, partially offset by recording valuation allowances on certain foreign operating losses decreased the reported tax rate for the three-month period ended March 31, 2017 by 3.2%.
On December 22, 2017, the TCJA was enacted, substantially changing the U.S. tax system and affecting the Company in a number of ways. Notably, the TCJA:

•	establishes a flat corporate income tax rate of 21.0% on U.S. earnings;

•	imposes a one-time tax on unremitted cumulative non-U.S. earnings of foreign subsidiaries (“Transition Tax”);

•
imposes a new minimum tax on certain non-U.S. earnings, irrespective of the territorial system of taxation, and generally allows for the repatriation of future earnings of foreign subsidiaries without incurring additional U.S. taxes by transitioning to a territorial system of taxation (Global Intangible Low-Taxed Income or “GILTI Tax”);

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
As U.S. GAAP accounting for income taxes requires the effect of a change in tax laws or rates to be recognized in income from continuing operations for the period that includes the enactment date, the Company recognized an estimate of the impact of the TCJA in the year ended December 31, 2017. As a result of the TCJA, the Company recognized a provisional tax liability of approximately $1.2 billion in 2017 for the Transition Tax, which is payable over a period of eight years. The Company also remeasured U.S. deferred tax assets and liabilities based on the income tax rates at which the deferred tax assets and liabilities are expected to reverse in the future (generally 21.0%), resulting in an income tax benefit of approximately $1.2 billion in 2017. For a description of the impact of the TCJA for the year ended December 31, 2017 reference is made to Note 12 of the Company’s financial statements as of and for the year ended December 31, 2017 included in the Company’s 2017 Annual Report.
Due to the complexities involved in accounting for the enactment of the TCJA, SAB No. 118 allowed the Company to record provisional amounts in earnings for the year ended December 31, 2017. SAB No. 118 provides that where reasonable estimates can be made, the provisional accounting should be based on such estimates and when no reasonable estimate can be made, the provisional accounting may be based on the tax law in effect before the TCJA. During the three-month period ended March 30, 2018, there were no changes made to the provisional amounts recognized in 2017. The Company will continue to analyze the effects of the TCJA on its Consolidated Condensed Financial Statements. Additional impacts from the enactment of the TCJA will be recorded as they are identified during the measurement period as provided for in SAB No. 118, which extends up to one year from the enactment date. The final impact of the TCJA may differ from the provisional amounts that have been recognized, possibly materially, due to, among other things, changes in the Company’s interpretation of the TCJA, legislative or administrative actions to clarify the intent of the statutory language provided that differ from the Company’s current interpretation, any changes in accounting standards for income taxes or related interpretations in response to the TCJA, or any updates or changes to estimates utilized to calculate the impacts, including changes to current year earnings estimates and applicable foreign exchange rates. Additionally, the Company’s U.S. tax returns for 2017 will be filed during the fourth quarter of 2018 and any changes to the tax positions for temporary differences compared to the estimates used will result in an adjustment of the estimated tax benefit recorded as of December 31, 2017.
The Company also continues to evaluate the impact of the GILTI provisions under the TCJA which are complex and subject to continuing regulatory interpretation by the U.S. Internal Revenue Service (“IRS”). The Company is required to make an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). The Company’s accounting policy election with respect to the new GILTI Tax rules will depend, in part, on analyzing its global income to determine whether it can reasonably estimate the tax impact. While the Company has included an estimate of GILTI in its estimated effective tax rate for 2018, it has not completed its analysis and is not yet able to determine which method to elect. Adjustments related to the amount of GILTI Tax recorded in its consolidated financial statements may be required based on the outcome of this election.
Tax authorities in Denmark have raised significant issues related to interest accrued by certain of the Company’s subsidiaries. On December 10, 2013, the Company received assessments from the Danish tax authority (“SKAT”) totaling approximately DKK 1.5 billion including interest through March 30, 2018 (approximately $254 million based on the exchange rate as of March 30, 2018), imposing withholding tax relating to interest accrued in Denmark on borrowings from certain of the Company’s subsidiaries for the years 2004-2009. The Company is currently in discussions with SKAT and anticipates receiving an assessment for years 2010-2012 totaling approximately DKK 909 million including interest through March 30, 2018 (approximately $150 million based on the exchange rate as of March 30, 2018). Management believes the positions the Company has taken in Denmark are in accordance with the relevant tax laws and is vigorously defending its positions. The Company appealed these assessments to the National Tax Tribunal in 2014 and intends on pursuing this matter through the European Court of Justice should this appeal be unsuccessful. The ultimate resolution of this matter is uncertain, could take many years, and could result in a material adverse impact to the Company’s financial statements, including its effective tax rate.

NOTE 10. NONOPERATING INCOME (EXPENSE)
As described in Note 1 and Note 8, in the first quarter of 2018, the Company adopted ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU requires the Company to disaggregate the service cost component from the other components of net periodic benefit costs and requires application on a retrospective basis. As such, the other components of net periodic benefit costs included in other income, net for the three-month periods ended March 30, 2018 and March 31, 2017 were $7.8 million and $6.9 million, respectively.

NOTE 11. COMMITMENTS AND CONTINGENCIES
For a description of the Company’s litigation and contingencies, reference is made to Note 16 of the Company’s financial statements as of and for the year ended December 31, 2017 included in the Company’s 2017 Annual Report.
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
The following is a rollforward of the Company’s accrued warranty liability ($ in millions):

Balance, December 31, 2017	$79.0
Accruals for warranties issued during the period	14.1
Settlements made	(16.3)
Effect of foreign currency translation	0.9
Balance, March 30, 2018	$77.7

NOTE 12. STOCK TRANSACTIONS AND STOCK-BASED COMPENSATION
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the three-month period ended March 30, 2018. On July 16, 2013, the Company’s Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. As of March 30, 2018, 20 million shares remained available for repurchase pursuant to the Repurchase Program.
For a full description of the Company’s stock-based compensation programs, reference is made to Note 17 of the Company’s financial statements as of and for the year ended December 31, 2017 included in the Company’s 2017 Annual Report. As of March 30, 2018, approximately 61 million shares of the Company’s common stock were reserved for issuance under the 2007 Omnibus Incentive Plan.

The following summarizes the components of the Company’s stock-based compensation expense ($ in millions):

	Three-Month Period Ended
	March 30, 2018	March 31, 2017
Restricted stock units (“RSUs”)/performance stock units (“PSUs”):
Pretax compensation expense	$20.9	$21.6
Income tax benefit	(4.4)	(6.7)
RSU/PSU expense, net of income taxes	16.5	14.9
Stock options:
Pretax compensation expense	12.4	12.0
Income tax benefit	(2.6)	(3.8)
Stock option expense, net of income taxes	9.8	8.2
Total stock-based compensation:
Pretax compensation expense	33.3	33.6
Income tax benefit	(7.0)	(10.5)
Total stock-based compensation expense, net of income taxes	$26.3	$23.1
Stock-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings. As of March 30, 2018, $213 million of total unrecognized compensation cost related to RSUs/PSUs is expected to be recognized over a weighted average period of approximately three years. As of March 30, 2018, $177 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately three years. Future compensation amounts will be adjusted for any changes in estimated forfeitures.

NOTE 13. NET EARNINGS PER SHARE FROM CONTINUING OPERATIONS
Basic net earnings per share (“EPS”) from continuing operations is calculated by dividing net earnings from continuing operations by the weighted average number of common shares outstanding for the applicable period. Diluted net EPS from continuing operations is computed based on the weighted average number of common shares outstanding increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased with the proceeds from the issuance of the potentially dilutive shares. For the three-month periods ended March 30, 2018 and March 31, 2017, approximately three million and four million options to purchase shares, respectively, were not included in the diluted EPS from continuing operations calculation as the impact of their inclusion would have been anti-dilutive.

Information related to the calculation of net earnings per share from continuing operations is summarized as follows ($ and shares in millions, except per share amounts):

	Net Earnings from Continuing Operations (Numerator)	Shares (Denominator)	Per Share Amount
For the Three-Month Period Ended March 30, 2018:
Basic EPS	$566.6	698.6	$0.81
Adjustment for interest on convertible debentures	0.6	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	—	8.3
Incremental shares from assumed conversion of the convertible debentures	—	2.6
Diluted EPS	$567.2	709.5	$0.80

For the Three-Month Period Ended March 31, 2017:
Basic EPS	$483.8	694.3	$0.70
Adjustment for interest on convertible debentures	0.5	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	—	8.5
Incremental shares from assumed conversion of the convertible debentures	—	2.9
Diluted EPS	$484.3	705.7	$0.69

NOTE 14. SEGMENT INFORMATION
The Company operates and reports its results in four separate business segments consisting of the Life Sciences, Diagnostics, Dental and Environmental & Applied Solutions segments. When determining the reportable segments, the Company aggregated operating segments based on their similar economic and operating characteristics. Operating profit represents total revenues less operating expenses, excluding nonoperating income and expense, interest and income taxes. Intersegment amounts are not significant and are eliminated to arrive at consolidated totals. Operating profit amounts in the Other segment consist of unallocated corporate costs and other costs not considered part of management’s evaluation of reportable segment operating performance. There has been no material change in total assets or liabilities by segment since December 31, 2017.
Segment results are shown below ($ in millions):

	Three-Month Period Ended
	March 30, 2018	March 31, 2017
Sales:
Life Sciences	$1,476.0	$1,308.1
Diagnostics	1,519.7	1,327.3
Dental	672.6	655.5
Environmental & Applied Solutions	1,027.1	914.8
Total	$4,695.4	$4,205.7

Operating profit:
Life Sciences	$271.3	$211.6
Diagnostics	248.0	154.6
Dental	50.9	89.4
Environmental & Applied Solutions	227.2	208.0
Other	(54.4)	(46.6)
Total	$743.0	$617.0

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
You should read this discussion along with the Company’s MD&A and audited financial statements as of and for the year ended December 31, 2017 and Notes thereto, included in the Company’s 2017 Annual Report on Form 10-K filed on February 21, 2018 and the Company’s Consolidated Condensed Financial Statements and related Notes as of and for the three-month period ended March 30, 2018 included in this Report.
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
Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors. Forward-looking statements are not guarantees of future performance and actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Important factors that could cause actual results to differ materially from those envisaged in the forward-looking statements include the following:

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

•	Any inability to consummate acquisitions at our historical rate and at appropriate prices could negatively impact our growth rate and stock price.

•	Our acquisition of businesses, investments, joint ventures and strategic relationships could negatively impact our financial statements.

•	The indemnification provisions of acquisition agreements by which we have acquired companies may not fully protect us and as a result we may face unexpected liabilities.

•	Divestitures and other dispositions could negatively impact our business, and contingent liabilities from businesses that we have disposed could adversely affect our financial statements.

•	We could incur significant liability if the 2016 spin-off of Fortive or the 2015 split-off of our communications business is determined to be a taxable transaction.

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

•
Significant developments stemming from the current U.S. administration, including changes in U.S. trade policies and the reaction of other countries thereto, or the United Kingdom’s referendum on membership in the EU could have an adverse effect on our business.

•	If we suffer loss to our facilities, supply chains, distribution systems or information technology systems due to catastrophe or other events, our operations could be seriously harmed.

•	Our defined benefit pension plans are subject to financial market risks that could adversely affect our financial statements.
See Part I—Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for a further discussion regarding reasons that actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call, materials or other communication in which they are made. Except to the extent required by applicable law, we do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.

OVERVIEW
General
As a result of the Company’s geographic and industry diversity, the Company faces a variety of opportunities and challenges, including rapid innovation technological development (particularly with respect to computing, automation, artificial intelligence, mobile connectivity, communications and digitization) in most of the Company’s served markets, the expansion and evolution of opportunities in high-growth markets, trends and costs associated with a global labor force, consolidation of the Company’s competitors and increasing regulation.  The Company operates in a highly competitive business environment in most markets, and the Company’s long-term growth and profitability will depend in particular on its ability to expand its business in high-growth geographies and high-growth market segments, identify, consummate and integrate appropriate acquisitions, develop innovative and differentiated new products and services with higher gross profit margins, expand and improve the effectiveness of the Company’s sales force, continue to reduce costs and improve operating efficiency and quality, and effectively address the demands of an increasingly regulated environment.  The Company is making significant investments, organically and through acquisitions, to address the rapid pace of technological change in its served markets and to globalize its manufacturing, research and development and customer-facing resources (particularly in high-growth markets)

in order to be responsive to the Company’s customers throughout the world and improve the efficiency of the Company’s operations.
Business Performance and Outlook
During the first quarter of 2018, the Company’s revenues increased 11.5% compared to the comparable period of 2017. While differences exist among the Company’s businesses, on an overall basis, demand for the Company’s products and services increased during the first quarter of 2018 compared to the comparable period of 2017. This demand, together with the Company’s continued investments in sales growth initiatives and the other business-specific factors discussed below, contributed to year-over-year core sales growth of 5.5% (for the definition of “core sales” refer to “—Results of Operations” below). Geographically, both high-growth and developed markets contributed to core sales growth during the first quarter of 2018. Core revenues in high-growth markets increased at a double digit rate during the first quarter of 2018 as compared to the comparable period of 2017 led primarily by continued strength in China. High-growth markets represented approximately 29% of the Company’s total sales in the first quarter of 2018. Core revenues in developed markets increased at a low-single digit rate during the first quarter of 2018 led primarily by growth in the North America and Western Europe. The Company expects overall year-over-year sales growth to continue for the remainder of 2018 but remains cautious about challenges due to macro-economic and geopolitical uncertainties, including global uncertainties related to trade, monetary and fiscal policies. For additional information regarding the Company’s sales by geographical region during the three-month period ended March 30, 2018, please refer to Note 2 to the accompanying Consolidated Condensed Financial Statements.
The Company’s income from continuing operations for the three-month period ended March 30, 2018 totaled $567 million or $0.80 per diluted share, compared to $484 million, or $0.69 per diluted share for the three-month period ended March 31, 2017.
The Company recorded a net increase to beginning retained earnings of $3 million as of January 1, 2018 due to the cumulative impact of adopting ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The impact to beginning retained earnings was primarily driven by the capitalization of certain costs to obtain a contract, primarily sales-related commissions, partially offset by the deferral of revenue for unfulfilled performance obligations. The adoption of this ASU did not have a significant impact on the Company’s Consolidated Condensed Financial Statements as of and for the three-month period ended March 30, 2018 and, as a result, comparisons of revenues and operating profit performance between periods are not affected by the adoption of this ASU. Refer to Note 2 to the accompanying Consolidated Condensed Financial Statements.
Acquisitions
In April 2018, the Company acquired IDT, a privately-held manufacturer of custom DNA and RNA oligonucleotides serving customers in the academic and biopharmaceutical research, biotechnology, agriculture, clinical diagnostics and pharmaceutical development end-markets, for an all-cash purchase price of approximately $2.0 billion, including debt assumed and net of cash acquired. IDT had revenues of approximately $260 million in 2017, and is now part of the Company’s Life Sciences segment. The Company financed the acquisition of IDT with available cash and proceeds from the issuance of commercial paper. The acquisition of IDT provides additional sales and earnings growth opportunities for the Company’s Life Sciences segment by expanding the segment’s product line diversity, including new product and service offerings in the area of genomics consumables, and through the potential future acquisition of complementary businesses.
Currency Exchange Rates
On a year-over-year basis, currency exchange rates positively impacted reported sales by approximately 5.0% for the three-month period ended March 30, 2018 compared to the comparable period of 2017, primarily due to the weakness of the U.S. dollar against several major currencies in the first quarter of 2018. If the currency exchange rates in effect as of March 30, 2018 were to prevail throughout the remainder of 2018, currency exchange rates would increase the Company’s estimated full year 2018 sales by approximately 3.5% on a year-over-year basis. Any future strengthening of the U.S. dollar against major currencies would adversely impact the Company’s sales and results of operations for the remainder of the year, and any further weakening of the U.S. dollar against major currencies would positively impact the Company’s sales and results of operations for the remainder of the year.

RESULTS OF OPERATIONS
Non-GAAP Measures
In this report, references to the non-GAAP measure of core sales (also referred to as core revenues or sales/revenues from existing businesses) refer to sales from continuing operations calculated according to generally accepted accounting principles in the United States (“GAAP”) but excluding:

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
Core sales growth should be considered in addition to, and not as a replacement for or superior to, sales, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting the non-GAAP financial measure of core sales growth provides useful information to investors by helping identify underlying growth trends in Danaher’s business and facilitating comparisons of Danaher’s revenue performance with its performance in prior and future periods and to Danaher’s peers. Management also uses core sales growth to measure the Company’s operating and financial performance. The Company excludes the effect of currency translation from core sales because currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends. The Company excludes the effect of acquisitions and divestiture-related items because the nature, size, timing and number of acquisitions and divestitures can vary dramatically from period-to-period and between the Company and its peers and can also obscure underlying business trends and make comparisons of long-term performance difficult.
Throughout this discussion, references to sales volume refer to the impact of both price and unit sales and references to productivity improvements generally refer to improved cost-efficiencies resulting from the ongoing application of the Danaher Business System.
Revenue Performance

% Change Three-Month Period Ended March 30, 2018 vs. Comparable 2017 Period
Total sales growth (GAAP)	11.5%
Less the impact of:
Acquisitions	(1.0)%
Currency exchange rates	(5.0)%
Core revenue growth (non-GAAP)	5.5%
Operating Profit Performance
Operating profit margins increased 110 basis points during the three-month period ended March 30, 2018 as compared to the comparable period of 2017.
First quarter 2018 vs. first quarter 2017 operating profit margin comparisons were favorably impacted by:

•
Higher 2018 core sales volumes, incremental year-over-year cost savings associated with continuing productivity improvement initiatives taken in 2018 and 2017 and the impact of the weaker U.S. dollar in the first quarter of 2018, net of incremental year-over-year costs associated with various new product development, sales, service and marketing growth investments - 140 basis points

First quarter 2018 vs. first quarter 2017 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2018 of acquired businesses - 30 basis points
Business Segments
Sales by business segment for each of the periods indicated were as follows ($ in millions):

	Three-Month Period Ended
	March 30, 2018	March 31, 2017
Life Sciences	$1,476.0	$1,308.1
Diagnostics	1,519.7	1,327.3
Dental	672.6	655.5
Environmental & Applied Solutions	1,027.1	914.8
Total	$4,695.4	$4,205.7
For information regarding the Company’s sales by geographical region during the three-month period ended March 30, 2018, please refer to Note 2 to the accompanying Consolidated Condensed Financial Statements.

LIFE SCIENCES
The Company’s Life Sciences segment offers a broad range of research tools that scientists use to study the basic building blocks of life, including genes, proteins, metabolites and cells, in order to understand the causes of disease, identify new therapies and test new drugs and vaccines.  The segment, through its Pall Corporation business, is also a leading provider of filtration, separation and purification technologies to the biopharmaceutical, food and beverage, medical, aerospace, microelectronics and general industrial segments.
Life Sciences Selected Financial Data

	Three-Month Period Ended
($ in millions)	March 30, 2018	March 31, 2017
Sales	$1,476.0	$1,308.1
Operating profit	271.3	211.6
Depreciation	30.6	30.1
Amortization	80.7	76.6
Operating profit as a % of sales	18.4%	16.2%
Depreciation as a % of sales	2.1%	2.3%
Amortization as a % of sales	5.5%	5.9%
Revenue Performance

% Change Three-Month Period Ended March 30, 2018 vs. Comparable 2017 Period
Total sales growth (GAAP)	13.0%
Less the impact of:
Acquisitions	(1.5)%
Currency exchange rates	(6.0)%
Core revenue growth (non-GAAP)	5.5%
Price increases in the segment did not significantly impact sales growth on a year-over-year basis during the three-month period ended March 30, 2018.

Core sales of the business’ broad range of mass spectrometers grew on a year-over-year basis during the three-month period ended March 30, 2018, led by strong sales growth in high-growth markets, primarily China, and Western Europe. Core sales of microscopy products grew during the three-month period ended March 30, 2018, primarily in China and Western Europe across most major end-markets. Demand for the business’ flow cytometry and particle counting product lines was strong across most major geographies in the three-month period ended March 30, 2018 as compared to the comparable period in 2017. Core sales for filtration, separation and purification technologies increased in the three-month period ended March 30, 2018 compared to the comparable period in 2017, led by continued growth in the biopharmaceuticals and microelectronics end-markets. Demand in the filtration, separation and purification technologies business increased in Asia, particularly in China, partially offset by declines in the Middle East.
Operating Profit Performance
Operating profit margins increased 220 basis points during the three-month period ended March 30, 2018 as compared to the comparable period of 2017.
First quarter 2018 vs. first quarter 2017 operating profit margin comparisons were favorably impacted by:

•
Higher 2018 core sales volumes, incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2017 and the impact of the weaker U.S. dollar in the first quarter of 2018, net of incremental year-over-year costs associated with various new product development, sales and marketing growth investments in 2018 - 245 basis points

First quarter 2018 vs. first quarter 2017 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2018 of acquired businesses - 25 basis points
The acquisition of IDT in April 2018 provides additional sales and earnings growth opportunities for the segment by expanding the segment’s product line diversity, including new product and service offerings in the area of genomics consumables, and through the potential future acquisition of complementary businesses.

DIAGNOSTICS
The Company’s Diagnostics segment offers analytical instruments, reagents, consumables, software and services that hospitals, physicians’ offices, reference laboratories and other critical care settings use to diagnose disease and make treatment decisions.
Diagnostics Selected Financial Data

	Three-Month Period Ended
($ in millions)	March 30, 2018	March 31, 2017
Sales	$1,519.7	$1,327.3
Operating profit	248.0	154.6
Depreciation	94.3	87.6
Amortization	53.1	56.1
Operating profit as a % of sales	16.3%	11.6%
Depreciation as a % of sales	6.2%	6.6%
Amortization as a % of sales	3.5%	4.2%

Revenue Performance

% Change Three-Month Period Ended March 30, 2018 vs. Comparable 2017 Period
Total sales growth (GAAP)	14.5%
Less the impact of:
Acquisitions	—%
Currency exchange rates	(5.0)%
Core revenue growth (non-GAAP)	9.5%
Price increases in the segment did not significantly impact sales growth on a year-over-year basis during the three-month period ended March 30, 2018.
During the three-month period ended March 30, 2018, core sales in the molecular diagnostics business contributed significantly to overall segment core growth with strong performance across all major geographies and product lines with particularly strong growth in the infectious diseases product line in North America. This strong growth in the infectious diseases product line was driven in part by the severity of the flu season experienced during the quarter as well as test menu expansion. Core sales in the segment’s clinical lab business increased on a year-over-year basis for the three-month period ended March 30, 2018 as demand in high-growth markets offset modest declines in the developed markets. Increased demand in the immunoassay product line drove the majority of the growth. Core sales in the acute care diagnostic business increased year-over-year in the three-month period ended March 30, 2018, due to continued strong sales of blood gas and immunoassay analyzer consumables. Geographically, strong demand in the high-growth markets, particularly in China, drove the majority of the growth in sales on a year-over-year basis for the acute care diagnostic business. Core sales in the pathology diagnostics business grew year-over-year in the three-month period ended March 30, 2018, led by new products in both the advanced staining and core histology product lines. Core sales increased for the pathology diagnostics business across all major geographies in the three-month period ended March 30, 2018.
Operating Profit Performance
Operating profit margins increased 470 basis points during the three-month period ended March 30, 2018 as compared to the comparable period of 2017. The following factors favorably impacted year-over-year operating profit margin comparisons:

•
Higher 2018 core sales volumes, incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2017 and the impact of the weaker U.S. dollar in the first quarter of 2018, net of incremental year-over-year costs associated with various new product development, sales, service and marketing growth investments - 470 basis points

DENTAL
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

Dental Selected Financial Data

	Three-Month Period Ended
($ in millions)	March 30, 2018	March 31, 2017
Sales	$672.6	$655.5
Operating profit	50.9	89.4
Depreciation	9.9	10.2
Amortization	22.9	20.0
Operating profit as a % of sales	7.6%	13.6%
Depreciation as a % of sales	1.5%	1.6%
Amortization as a % of sales	3.4%	3.1%
Revenue Performance

% Change Three-Month Period Ended March 30, 2018 vs. Comparable 2017 Period
Total sales growth (GAAP)	2.5%
Less the impact of:
Acquisitions	—%
Currency exchange rates	(5.5)%
Core revenue growth (non-GAAP)	(3.0)%
Price in the segment negatively impacted sales growth by 0.5% on a year-over-year basis in the three-month period ended March 30, 2018, and are reflected as a component of core revenue growth.
Geographically, strong year-over-year core revenue growth in China and other high-growth markets in the three-month period ended March 30, 2018 was more than offset by lower demand in North America and Western Europe. Core revenue growth for the specialty consumables business, which consists of implant systems and orthodontic products, was led by high-growth markets and North America for the three-month period. Significantly lower core sales of dental equipment and traditional dental consumables product lines in North America more than offset the year-over-year growth in the specialty consumables categories for the three-month period, primarily reflecting the Company’s efforts to reduce the amount of inventory held by several distribution partners as well as the realignment of distributors and manufacturers in the dental industry. The Company forecasts the adverse impacts from these dynamics will lessen over the balance of 2018.
Operating Profit Performance
Operating profit margins decreased 600 basis points during the three-month period ended March 30, 2018 as compared to the comparable period of 2017. The following factors unfavorably impacted year-over-year operating profit margin comparisons:

•
Lower sales of dental equipment and traditional dental consumables, lower overall pricing, incremental year-over-year costs associated with sales and marketing growth investments and increased spending on productivity initiatives in 2018, net of incremental year-over-year cost savings associated with continuing productivity initiatives taken in 2017 and the impact of the weaker U.S. dollar in 2018 - 600 basis points

ENVIRONMENTAL & APPLIED SOLUTIONS
The Company’s Environmental & Applied Solutions segment products and services help protect important resources and keep global food and water supplies safe. The Company’s water quality business provides instrumentation, services and disinfection systems to help analyze, treat and manage the quality of ultra-pure, potable, industrial waste, ground, source and ocean water in residential, commercial, municipal, industrial and natural resource applications. The Company’s product identification business provides equipment, consumables, software and services for various printing, marking, coding, traceability, packaging, design and color management applications on consumer, pharmaceutical and industrial products.

Environmental & Applied Solutions Selected Financial Data

	Three-Month Period Ended
($ in millions)	March 30, 2018	March 31, 2017
Sales	$1,027.1	$914.8
Operating profit	227.2	208.0
Depreciation	11.7	9.9
Amortization	15.6	13.4
Operating profit as a % of sales	22.1%	22.7%
Depreciation as a % of sales	1.1%	1.1%
Amortization as a % of sales	1.5%	1.5%
Revenue Performance

% Change Three-Month Period Ended March 30, 2018 vs. Comparable 2017 Period
Total sales growth (GAAP)	12.5%
Less the impact of:
Acquisitions	(2.5)%
Currency exchange rates	(5.5)%
Core revenue growth (non-GAAP)	4.5%
Price increases in the segment contributed 1.5% to sales growth on a year-over-year basis during the three-month period ended March 30, 2018, and are reflected as a component of core revenue growth.
Core sales in the segment’s water quality business grew at a mid-single digit rate during the three-month period ended March 30, 2018 as compared to the comparable period of 2017. Year-over-year core sales in the analytical instrumentation product line increased in the three-month period, as higher demand in the industrial and municipal end-markets, primarily in North America, China and Latin America, was partially offset by lower demand in the environmental end-markets. Core revenue growth in the business’ chemical treatment solutions product line for the three-month period was driven by higher demand in mining, power, and commercial and institutional end-markets, partially offset by lower demand in the oil and gas and chemical end-markets. Geographically, year-over-year core revenue growth for the product line for the three-month period was driven by increased demand in high-growth markets and North America. Core sales in the business’ ultraviolet water disinfection product line increased in the three-month period ended March 30, 2018 as compared to the comparable period of 2017 due to higher demand, with particular strength in municipal end-markets in China.
Core sales in the segment’s product identification businesses grew at a mid-single digit rate during the three-month period ended March 30, 2018 as compared to the comparable period of 2017. Continued strong year-over-year demand for marking and coding equipment and related consumables in most major geographies, led by Western Europe, high-growth markets and North America, drove the majority of the core revenue growth. Continued demand for color solutions products and services, led by North America and Western Europe, also contributed to core revenue growth for the three-month period ended March 30, 2018. Year-over-year core sales increased modestly for packaging products, led by demand in North America and Western Europe, partially offset by declines in high-growth markets.
Operating Profit Performance
Operating profit margins decreased 60 basis points during the three-month period ended March 30, 2018 as compared to the comparable period of 2017.
First quarter 2018 vs. first quarter 2017 operating profit margin comparisons were favorably impacted by:

•
Higher 2018 core sales volumes and the impact of the weaker U.S. dollar in 2018, net of the impact of incremental year-over-year costs associated with various new product development, sales and marketing growth investments - 15 basis points

First quarter 2018 vs. first quarter 2017 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2018 of acquired businesses - 75 basis points

COST OF SALES AND GROSS PROFIT

	Three-Month Period Ended
($ in millions)	March 30, 2018	March 31, 2017
Sales	$4,695.4	$4,205.7
Cost of sales	(2,051.8)	(1,871.4)
Gross profit	$2,643.6	$2,334.3
Gross profit margin	56.3%	55.5%
The year-over-year increase in cost of sales during the three-month period ended March 30, 2018 as compared to the comparable period in 2017, is due primarily to the impact of higher year-over-year sales volumes, including sales from recently acquired businesses, partly offset by incremental year-over-year cost savings associated with the restructuring and continued productivity improvement actions taken in 2017.
The year-over-year increase in gross profit margins during the three-month period ended March 30, 2018 as compared to the comparable period in 2017, is due primarily to the favorable impact of higher year-over-year sales volumes and the increased leverage of certain manufacturing costs as well as the impact of incremental year-over-year cost savings associated with the restructuring activities and continued productivity improvement actions taken in 2017. Gross profit margins also were positively impacted by the weakness of the U.S. dollar against other major currencies during the three-month period ended March 30, 2018 as compared to the comparable period in 2017.

OPERATING EXPENSES

	Three-Month Period Ended
($ in millions)	March 30, 2018	March 31, 2017
Sales	$4,695.4	$4,205.7
Selling, general and administrative (“SG&A”) expenses	1,601.9	1,449.9
Research and development (“R&D”) expenses	298.7	267.4
SG&A as a % of sales	34.1%	34.5%
R&D as a % of sales	6.4%	6.4%
The year-over-year decrease in SG&A expenses as a percentage of sales for the three-month period ended March 30, 2018 as compared to the comparable period in 2017, was driven by the benefit of increased leverage of the Company’s general and administrative cost base resulting from higher 2018 sales volumes partially offset by continued investments in sales and marketing growth initiatives.
Year-over-year, R&D expenses (consisting principally of internal and contract engineering personnel costs) remained constant as a percentage of sales for the three-month period ended March 30, 2018 as compared to the comparable period in 2017. Year-over-year increases in spending in the Company’s new product development initiatives corresponded to the increase in sales.

NONOPERATING INCOME (EXPENSE)
As described in Note 1 and Note 8 to the Condensed Consolidated Financial Statements, in the first quarter of 2018, the Company adopted ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU requires the Company to disaggregate the service cost component from the other components of net periodic benefit costs and requires application on a retrospective basis. As such, the other components of net periodic benefit costs included in other income, net for the three-month periods ended March 30, 2018 and March 31, 2017 were $7.8 million and $6.9 million, respectively.

INTEREST COSTS AND FINANCING
For a discussion of the Company’s outstanding indebtedness, refer to Note 7 to the accompanying Consolidated Condensed Financial Statements.
Interest expense of $39 million for the three-month period ended March 30, 2018, was $1 million lower than the comparable period of 2017, due primarily to the lower outstanding U.S. commercial paper borrowings during 2018.

INCOME TAXES
The Company’s effective tax rate from continuing operations for the three-month period ended March 30, 2018 was 20.5%, as compared to 17.3% for the three-month period ended March 31, 2017.
The Company’s effective tax rate for 2018 was slightly lower than the U.S. federal statutory rate of 21.0% due principally to the impact of the Company’s earnings outside the United States which generally are taxed at rates lower than the U.S. federal rate. The 2018 effective tax rate includes the benefit of a lower U.S. corporate income tax rate of 21.0% from the enactment of TCJA, partially offset by a new minimum tax on certain non-U.S. earnings. The effective tax rate for the three-month period ended March 30, 2018 also includes tax benefits for release of reserves upon the expiration of statutes of limitation and excess tax benefits from stock-based compensation which were offset by changes in estimates associated with prior period uncertain tax provisions and other matters.
The Company’s effective tax rate for 2017 differs from the U.S. federal statutory rate of 35.0% due principally to the Company’s earnings outside the United States which generally are taxed at rates lower than the U.S. federal rate. In addition, the excess tax benefits from stock-based compensation and the release of reserves upon the expiration of statutes of limitation, partially offset by recording valuation allowances on certain foreign operating losses decreased the reported tax rate for the three-month period ended March 31, 2017 by 3.2%.
On December 22, 2017, the TCJA was enacted, substantially changing the U.S. tax system and affecting the Company in a number of ways. Notably, the TCJA:

•	establishes a flat corporate income tax rate of 21.0% on U.S. earnings;

•	imposes a one-time tax on unremitted cumulative non-U.S. earnings of foreign subsidiaries (“Transition Tax”);

•
imposes a new minimum tax on certain non-U.S. earnings, irrespective of the territorial system of taxation, and generally allows for the repatriation of future earnings of foreign subsidiaries without incurring additional U.S. taxes by transitioning to a territorial system of taxation (“GILTI Tax”);

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
As U.S. GAAP accounting for income taxes requires the effect of a change in tax laws or rates to be recognized in income from continuing operations for the period that includes the enactment date, the Company recognized an estimate of the impact of the TCJA in the year ended December 31, 2017. As a result of the TCJA, the Company recognized a provisional tax liability of approximately $1.2 billion in 2017 for the Transition Tax, which is payable over a period of eight years. The Company also remeasured U.S. deferred tax assets and liabilities based on the income tax rates at which the deferred tax assets and liabilities are expected to reverse in the future (generally 21.0%), resulting in an income tax benefit of approximately $1.2 billion in 2017. For a description of the impact of the TCJA for the year ended December 31, 2017 reference is made to Note 12 of the Company’s financial statements as of and for the year ended December 31, 2017 included in the Company’s 2017 Annual Report.
Due to the complexities involved in accounting for the enactment of the TCJA, SAB No. 118 allowed the Company to record provisional amounts in earnings for the year ended December 31, 2017. SAB No. 118 provides that where reasonable estimates can be made, the provisional accounting should be based on such estimates and when no reasonable estimate can be made, the provisional accounting may be based on the tax law in effect before the TCJA. During the three-month period ended March 30, 2018, there were no changes made to the provisional amounts recognized in 2017. The Company will continue to analyze the effects of the TCJA on its Consolidated Condensed Financial Statements. Additional impacts from the enactment of the TCJA will be recorded as they are identified during the measurement period as provided for in SAB No. 118, which extends up to one year from the enactment date. The final impact of the TCJA may differ from the provisional amounts that have been recognized, possibly materially, due to, among other things, changes in the Company’s interpretation of the TCJA, legislative or administrative actions to clarify the intent of the statutory language provided that differ from the Company’s current interpretation, any changes in accounting standards for income taxes or related interpretations in response to the TCJA, or any updates or changes to estimates utilized to calculate the impacts, including changes to current year earnings estimates and applicable foreign exchange rates. Additionally, the Company’s U.S. tax returns for 2017 will be filed during the fourth quarter of 2018 and any changes to the tax positions for temporary differences compared to the estimates used will result in an adjustment of the estimated tax benefit recorded as of December 31, 2017.
The Company also continues to evaluate the impact of the GILTI provisions under the TCJA which are complex and subject to continuing regulatory interpretation by the IRS. The Company is required to make an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). The Company’s accounting policy election with respect to the new GILTI Tax rules will depend, in part, on analyzing its global income to determine whether it can reasonably estimate the tax impact. While the Company has included an estimate of GILTI in its estimated effective tax rate for 2018, it has not completed its analysis and is not yet able to determine which method to elect. Adjustments related to the amount of GILTI Tax recorded in its consolidated financial statements may be required based on the outcome of this election.
The Company conducts business globally, and files numerous consolidated and separate income tax returns in federal, state and foreign jurisdictions. The non-U.S. countries in which the Company has a significant presence include China, Denmark, Germany, Singapore, Switzerland and the United Kingdom. The Company believes that a change in the statutory tax rate of any individual foreign country would not have a material effect on the Company’s financial statements given the geographical dispersion of the Company’s taxable income.
The Company and its subsidiaries are routinely examined by various domestic and international taxing authorities. The IRS has completed the examinations of substantially all of the Company’s federal income tax returns through 2011 and is currently examining certain of the Company’s federal income tax returns for 2012 through 2015. In addition, the Company has subsidiaries in Belgium, Canada, China, Denmark, Finland, France, Germany, Hong Kong, India, Italy, Japan, New Zealand, Sweden, Switzerland and the United Kingdom and various other countries, states and provinces that are currently under audit for years ranging from 2004 through 2015.
Tax authorities in Denmark have raised significant issues related to interest accrued by certain of the Company’s subsidiaries. On December 10, 2013, the Company received assessments from the Danish tax authority (“SKAT”) totaling approximately DKK 1.5 billion including interest through March 30, 2018 (approximately $254 million based on the exchange rate as of March 30, 2018), imposing withholding tax relating to interest accrued in Denmark on borrowings from certain of the Company’s subsidiaries for the years 2004-2009. The Company is currently in discussions with SKAT and anticipates receiving an assessment for years 2010-2012 totaling approximately DKK 909 million including interest through March 30, 2018 (approximately $150 million based on the exchange rate as of March 30, 2018). Management believes the positions the Company has taken in Denmark are in accordance with the relevant tax laws and is vigorously defending its positions. The Company appealed these assessments to the National Tax Tribunal in 2014 and intends on pursuing this matter through the European Court of Justice should this appeal be unsuccessful. The ultimate resolution of this matter is uncertain, could take many years, and could result in a material adverse impact to the Company’s financial statements, including its effective tax rate.
The Company expects its effective tax rate related to continuing operations for the remainder of 2018 to be approximately 20.5% based on its projected mix of earnings, although the actual effective tax rate could vary from the anticipated rate as a result of many factors, including but not limited to the following:

•
The expected rate for the remainder of 2018 includes the anticipated discrete income tax benefits from excess tax deductions related to the Company’s stock compensation programs, which are reflected as a reduction in tax expense, though the actual benefits will depend on the Company’s stock price and stock option exercise patterns.

•	The actual mix of earnings by jurisdiction could fluctuate from the Company’s projection.

•
The tax effects of other discrete items, including accruals related to tax contingencies, the resolution of worldwide tax matters, tax audit settlements, statute of limitations expirations and changes in tax regulations, are reflected in the period in which they occur.

•	Any future legislative changes or potential tax reform, the impact of future regulations and guidance implementing the TCJA and any related additional tax planning efforts to address these changes.
As a result of the uncertainty in predicting these items, it is reasonably possible that the actual effective tax rate used for financial reporting purposes will change in future periods.
In the three-month period ended March 31, 2017, the Company recorded a $22 million income tax benefit related to the release of previously provided reserves associated with uncertain tax positions on certain Danaher tax returns which were jointly filed with Fortive entities. These reserves were released due to the expiration of statutes of limitations for those returns. This income tax benefit was included in earnings from discontinued operations in the accompanying Consolidated Condensed Statement of Earnings.

COMPREHENSIVE INCOME
In the three-month period ended March 30, 2018, comprehensive income increased $45 million as compared to the comparable period of 2017, due to higher net earnings in the three-month period of 2018 partially offset by a decreased gain from foreign currency translation adjustments compared to the gain realized in 2017. For the three-month period ended March 30, 2018, the Company recorded a foreign currency translation gain of $294 million, as compared to a translation gain of $304 million for the three-month period ended March 31, 2017.

INFLATION
The effect of inflation on the Company’s revenues and net earnings was not significant in the three-month period ended March 30, 2018.

LIQUIDITY AND CAPITAL RESOURCES
Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company continues to generate substantial cash from operating activities and forecasts that its operating cash flow and other sources of liquidity will be sufficient to allow it to continue investing in existing businesses, consummating strategic acquisitions and investments, paying interest and servicing debt and managing its capital structure on a short and long-term basis.
Following is an overview of the Company’s cash flows and liquidity for the three-month period ended March 30, 2018:
Overview of Cash Flows and Liquidity

	Three-Month Period Ended
($ in millions)	March 30, 2018	March 31, 2017
Total operating cash flows provided by continuing operations	$828.9	$560.2

Payments for additions to property, plant and equipment	(137.9)	(158.6)
Proceeds from sales of property, plant and equipment	0.4	0.7
Proceeds from sale of investments	21.9	—
All other investing activities	(7.1)	(5.8)
Net operating cash used in investing activities	$(122.7)	$(163.7)

Proceeds from the issuance of common stock	$23.2	$20.5
Payment of dividends	(97.5)	(86.6)
Payment for purchase of noncontrolling interests	—	(64.4)
Net repayments of borrowings (maturities of 90 days or less)	(236.6)	(434.9)
All other financing activities	(10.8)	(25.3)
Net operating cash used in financing activities	$(321.7)	$(590.7)

•
Operating cash flows from continuing operations increased $269 million, or approximately 48%, during the first three months of 2018 as compared to the first three months of 2017, primarily due to higher earnings and lower cash used for funding accounts receivable, inventories and accounts payable during the period compared to the prior year.

•
On March 23, 2018, Danaher entered into the 364-Day Facility which provides liquidity support for an expansion of Danaher’s U.S. and euro-denominated commercial paper programs and for general corporate purposes. Danaher used proceeds from the issuance of U.S. dollar and euro-denominated commercial paper to fund a portion of the purchase price for the acquisition of IDT in April 2018.

•	As of March 30, 2018, the Company held approximately $1.0 billion of cash and cash equivalents.

Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impact reported cash flows.
Operating cash flows from continuing operations were $829 million for the first three months of 2018, an increase of $269 million, or approximately 48%, as compared to the comparable period of 2017. The year-over-year change in operating cash flows from 2017 to 2018 was primarily attributable to the following factors:

•	2018 operating cash flows reflected an increase of $83 million in net earnings from continuing operations for the first three months of 2018 as compared to the comparable period in 2017.

•
Net earnings from continuing operations for the first three months of 2018 reflected an increase of $15 million of depreciation and amortization expense as compared to the comparable period of 2017. Amortization expense primarily relates to the amortization of intangible assets acquired in connection with acquisitions and increased due to the impact of recently acquired businesses. Depreciation expense relates to both the Company’s manufacturing and operating facilities as well as instrumentation leased to customers under operating-type lease arrangements and increased due primarily to the impact of increased capital expenditures. Depreciation and amortization are noncash expenses that decrease earnings without a corresponding impact to operating cash flows.

•
The aggregate of trade accounts receivable, inventories and trade accounts payable provided $142 million in operating cash flows during the first three months of 2018, compared to $21 million of operating cash flows provided in the comparable period of 2017. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories and trade accounts payable depends upon how effectively the Company manages the cash conversion cycle, which effectively represents the number of days that elapse from the day it pays for the purchase of raw materials and components to the collection of cash from its customers and can be significantly impacted by the timing of collections and payments in a period.

•
The aggregate of prepaid expenses and other assets and accrued expenses and other liabilities used $233 million of operating cash flows during the first three months of 2018, compared to $283 million used in the comparable period of 2017. This incremental operational cash flow in the first three months of 2018 resulted primarily from differences between the timing of cash payments for income taxes compared to the timing of recording the related income tax provisions, net of increased cash flows used for various employee-related liabilities and customer funding during the first three months of 2018 compared to the comparable period of 2017.

Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures, including instruments leased to customers, cash used for investments and cash proceeds from divestitures of businesses or assets.
Net cash used in investing activities from continuing operations was $123 million during the first three months of 2018 compared to $164 million of cash used in the first three months of 2017.
Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development, improving information technology systems and the manufacture of instruments that are used in operating-type lease arrangements that certain of the Company’s businesses enter into with customers. Capital expenditures decreased $21 million on a year-over-year basis for the first three months of 2018 compared to 2017 due to higher investments in new facilities made in 2017. For the full year 2018, the Company forecasts capital spending to be approximately $700 million, though actual expenditures will ultimately depend on business conditions.

During the first quarter of 2018, the Company received cash proceeds of $22 million from the collection of short-term other receivables related to the sale of certain marketable securities during 2017.

Financing Activities and Indebtedness
Cash flows relating to financing activities consist primarily of cash flows associated with the issuance and repayments of commercial paper and other debt, issuance and repurchases of common stock and payments of cash dividends to shareholders. Financing activities from continuing operations used cash of $322 million during the first three months of 2018 compared to $591 million of cash used in the comparable period of 2017. The year-over-year decrease in cash used in financing activities was due primarily to lower net repayments of commercial paper borrowings in 2018, as the Company accumulated cash rather than repay commercial paper in preparation for the acquisition of IDT which closed in April 2018 (see above). In addition, the Company paid $64 million to a noncontrolling interest holder in the first quarter of 2017 which contributed to the use of cash from financing activities in the prior period.
For a description of the Company’s outstanding debt as of March 30, 2018, the debt issued and debt repaid during the three-month period ended March 30, 2018 and the Company’s commercial paper programs and credit facilities, refer to Note 7 to the accompanying Consolidated Condensed Financial Statements. As of March 30, 2018, the Company was in compliance with all of its debt covenants.
The Company satisfies any short-term liquidity needs that are not met through operating cash flow and available cash primarily through issuances of commercial paper under its U.S. dollar and euro-denominated commercial paper programs. Credit support for the commercial paper programs is generally provided by the Company’s $4.0 billion Credit Facility and $1.0 billion 364-Day Facility.
As of March 30, 2018, Danaher had the ability to incur approximately an additional $2.7 billion of indebtedness in direct borrowings under the Credit Facility, 364-Day Facility or under outstanding commercial paper facilities (based on aggregate amounts available under the Credit Facility and 364-Day Facility that were not being used to backstop outstanding commercial paper balances). Approximately $1.7 billion of this borrowing capacity was used to support commercial paper issued after March 30, 2018 to fund the acquisition of IDT.
The Company has classified $500 million of the 2018 U.S. Notes and approximately $2.3 billion of its borrowings outstanding under the commercial paper programs as of March 30, 2018 as long-term debt in the accompanying Consolidated Condensed Balance Sheet as the Company had the intent and ability, as supported by availability under the Credit Facility, to refinance these borrowings for at least one year from the balance sheet date. As commercial paper obligations mature, the Company may issue additional short-term commercial paper obligations to refinance all or part of these borrowings.

Stock Repurchase Program
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the three-month period ended March 30, 2018. On July 16, 2013, the Company’s Board of Directors approved the Repurchase Program authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Repurchase Program, and the timing and amount of any shares repurchased under the program will be determined by the Company’s management based on its evaluation of market conditions and other factors. The Repurchase Program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plan) and for other corporate purposes. As of March 30, 2018, 20 million shares remained available for repurchase pursuant to the Repurchase Program. The Company expects to fund any future stock repurchases using the Company’s available cash balances or proceeds from the issuance of debt.

Dividends
Aggregate cash payments for dividends during the first three months of 2018 were $98 million. The increase over the comparable period of 2017 results from the increased quarterly dividend rate effective with respect to the dividends paid in the second quarter of 2017 and subsequent quarters.
In the first quarter of 2018, the Company declared a regular quarterly dividend of $0.16 per share payable on April 27, 2018 to holders of record on March 29, 2018.

Cash and Cash Requirements
As of March 30, 2018, the Company held approximately $1.0 billion of cash and cash equivalents that were held on deposit with financial institutions or invested in highly liquid investment-grade debt instruments with a maturity of 90 days or less with an approximate weighted average annual interest rate of 0.6%. Of this amount, $204 million was held within the United States and $842 million was held outside of the United States. The Company will continue to have cash requirements to support working capital needs, capital expenditures and acquisitions, pay interest and service debt, pay taxes and any related interest or penalties, fund its restructuring activities and pension plans as required, pay dividends to shareholders, repurchase shares of the Company’s common stock and support other business needs.
The Company generally intends to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, the Company may also borrow under its commercial paper programs or the credit facilities, enter into new credit facilities and either borrow directly thereunder or use such credit facilities to backstop additional borrowing capacity under its commercial paper programs and/or access the capital markets. The Company used a combination of available cash and proceeds from the issuance of commercial paper (which was supported in part by the 364-Day Facility the Company entered into in March 2018) to finance the acquisition of IDT in April 2018. The Company also may from time to time access the capital markets to take advantage of favorable interest rate environments or other market conditions. With respect to the Company’s commercial paper and notes scheduled to mature during the remainder of 2018, the Company expects to repay the principal amounts when due using available cash, proceeds from the issuance of commercial paper and/or proceeds from other debt issuances.
While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company’s foreign cash could be repatriated to the United States. Following enactment of the TCJA and the associated Transition Tax, in general, repatriation of cash to the United States can be completed with no incremental U.S. tax; however, repatriation of cash could subject the Company to non-U.S. jurisdictional taxes on distributions. The cash that the Company’s non-U.S. subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. The income taxes applicable to such earnings are not readily determinable or practicable. The Company continues to evaluate the impact of the TCJA on its election to indefinitely reinvest certain of its non-U.S. earnings. As of March 30, 2018, management forecasts that it has sufficient liquidity to satisfy its cash needs, including its cash needs in the United States.
During 2018, the Company’s cash contribution requirements for its U.S. and non-U.S. defined benefit pension plans are forecasted to be approximately $30 million and $55 million, respectively. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.

CRITICAL ACCOUNTING ESTIMATES
Except as set forth below in connection with the adoption of ASC 606, there have been no changes to the Company’s critical accounting estimates described in the Annual Report on Form 10-K for the year ended December 31, 2017 that have a material impact on the Company’s Consolidated Condensed Financial Statements and the related Notes.
Revenue Recognition—The Company derives revenues from the sale of products and services. Refer to Note 1 to the accompanying Consolidated Condensed Financial Statements for a description of the Company’s revenue recognition policies.
Although most of the Company’s sales agreements contain standard terms and conditions, certain agreements contain multiple products or services or nonstandard terms and conditions. As a result, judgment is sometimes required to determine the appropriate accounting, including whether the products or services specified in these agreements should be treated as separate units of accounting for revenue recognition purposes, and, if so, how the consideration should be allocated among the distinct products or services and when to recognize revenue for each element. The Company allocates the contract’s transaction price at inception of the contract to each performance obligation on a relative standalone selling price basis using the Company’s best estimate of the standalone selling price of each distinct product or service in the contract. The Company’s estimate of standalone selling price impacts the amount and timing of revenue recognized in arrangements with multiple products or services. The Company also enters into lease arrangements with customers, which requires the Company to determine whether the arrangements are operating or sales-type leases. Certain of the Company’s lease contracts are customized for larger customers and often result in complex terms and conditions that typically require significant judgment in applying the lease accounting criteria.
If the Company’s judgments regarding revenue recognition prove incorrect, the Company’s reported revenues in particular periods may be adversely affected.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Instruments and Risk Management,” in the Company’s 2017 Annual Report. There were no material changes during the quarter ended March 30, 2018 to this information reported in the Company’s 2017 Annual Report.

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
For additional information regarding legal proceedings, refer to the section titled “Legal Proceedings” in MD&A in the 2017 Consolidated Financial Statements.

ITEM 1A. RISK FACTORS
Information regarding risk factors can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Information Related to Forward-Looking Statements,” in Part I—Item 2 of this Form 10-Q and in Part I—Item 1A of Danaher’s 2017 Annual Report. There were no material changes during the quarter ended March 30, 2018 to the risk factors reported in the Company’s 2017 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the three-month period ended March 30, 2018.  On July 16, 2013, the Company’s Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Repurchase Program, and the timing and amount of any shares repurchased under the program will be determined by the Company’s management based on its evaluation of market conditions and other factors.  The Repurchase Program may be suspended or discontinued at any time.  Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plans) and for other corporate purposes. As of March 30, 2018, 20 million shares remained available for repurchase pursuant to the Repurchase Program.
During the first quarter of 2018, holders of certain of the Company’s Liquid Yield Option Notes due 2021 (“LYONs”) converted such LYONs into an aggregate of 360 thousand shares of Danaher common stock, par value $0.01 per share. In each case, the shares of common stock were issued solely to existing security holders upon conversion of the LYONs pursuant to the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS

(a)	Exhibits:

3.1
Restated Certificate of Incorporation of Danaher Corporation (incorporated by reference from Exhibit 3.1 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2012 (Commission File Number: 1-8089))

3.2
Amended and Restated By-laws of Danaher Corporation (incorporated by reference from Exhibit 3.2 to Danaher Corporation’s Current Report on Form 8-K filed December 6, 2016 (Commission File Number: 1-8089))

10.1
Credit Agreement, dated as of March 23, 2018, among Danaher Corporation, certain of its subsidiaries party thereto, Bank of America, N.A., as Administrative Agent, and the lenders referred to therein (incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed March 23, 2018 (Commission File Number: 1-8089)).

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

**
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of March 30, 2018 and December 31, 2017, (ii) Consolidated Condensed Statements of Earnings for the three-month periods ended March 30, 2018 and March 31, 2017, (iii) Consolidated Condensed Statements of Comprehensive Income for the three-month periods ended March 30, 2018 and March 31, 2017, (iv) Consolidated Condensed Statement of Stockholders’ Equity for the three-month period ended March 30, 2018, (v) Consolidated Condensed Statements of Cash Flows for the three-month periods ended March 30, 2018 and March 31, 2017, and (vi) Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DANAHER CORPORATION

Date:	April 18, 2018	By:	/s/ Daniel L. Comas
Daniel L. Comas
Executive Vice President and Chief Financial Officer

Date:	April 18, 2018	By:	/s/ Robert S. Lutz
Robert S. Lutz
Senior Vice President and Chief Accounting Officer