Form 10-Q
period 2018-06-29
DANAHER CORP /DE/
filed 2018-07-19
CIK 313616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The number of shares of common stock outstanding at July 13, 2018 was 699,754,843.

DANAHER CORPORATION
INDEX
FORM 10-Q

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ and shares in millions, except per share amount)
(unaudited)

	June 29, 2018	December 31, 2017
ASSETS
Current assets:
Cash and equivalents	$904.0	$630.3
Trade accounts receivable, net	3,296.6	3,521.8
Inventories:
Finished goods	1,073.1	982.5
Work in process	316.6	309.7
Raw materials	590.8	548.6
Total inventories	1,980.5	1,840.8
Prepaid expenses and other current assets	732.0	857.1
Total current assets	6,913.1	6,850.0
Property, plant and equipment, net of accumulated depreciation of $2,689.4 and $2,519.4, respectively	2,492.9	2,454.6
Other long-term assets	547.4	538.3
Goodwill	25,916.5	25,138.6
Other intangible assets, net	12,185.9	11,667.1
Total assets	$48,055.8	$46,648.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$175.1	$194.7
Trade accounts payable	1,587.0	1,509.9
Accrued expenses and other liabilities	2,843.3	3,087.7
Total current liabilities	4,605.4	4,792.3
Other long-term liabilities	5,080.4	5,161.1
Long-term debt	11,145.6	10,327.4
Stockholders’ equity:
Common stock - $0.01 par value, 2.0 billion shares authorized; 816.0 and 812.5 issued; 699.7 and 696.6 outstanding, respectively	8.2	8.1
Additional paid-in capital	5,706.1	5,538.2
Retained earnings	23,977.2	22,806.1
Accumulated other comprehensive income (loss)	(2,479.2)	(1,994.2)
Total Danaher stockholders’ equity	27,212.3	26,358.2
Noncontrolling interests	12.1	9.6
Total stockholders’ equity	27,224.4	26,367.8
Total liabilities and stockholders’ equity	$48,055.8	$46,648.6
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three-Month Period Ended		Six-Month Period Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Sales	$4,981.0	$4,510.1	$9,676.4	$8,715.8
Cost of sales	(2,163.9)	(2,027.8)	(4,215.7)	(3,899.2)
Gross profit	2,817.1	2,482.3	5,460.7	4,816.6
Operating costs:
Selling, general and administrative expenses	(1,637.9)	(1,522.3)	(3,239.8)	(2,972.2)
Research and development expenses	(311.7)	(283.3)	(610.4)	(550.7)
Operating profit	867.5	676.7	1,610.5	1,293.7
Nonoperating income (expense):
Other income, net	8.3	7.0	16.1	13.9
Interest expense	(43.2)	(40.7)	(82.3)	(81.0)
Interest income	2.5	1.8	3.9	3.4
Earnings from continuing operations before income taxes	835.1	644.8	1,548.2	1,230.0
Income taxes	(161.3)	(87.5)	(307.8)	(188.9)
Net earnings from continuing operations	673.8	557.3	1,240.4	1,041.1
Earnings from discontinued operations, net of income taxes	—	—	—	22.3
Net earnings	$673.8	$557.3	$1,240.4	$1,063.4
Net earnings per share from continuing operations:
Basic	$0.96	$0.80	$1.77	$1.50
Diluted	$0.95	$0.79	$1.75	$1.48
Net earnings per share from discontinued operations:
Basic	$—	$—	$—	$0.03
Diluted	$—	$—	$—	$0.03
Net earnings per share:
Basic	$0.96	$0.80	$1.77	$1.53
Diluted	$0.95	$0.79	$1.75	$1.51
Average common stock and common equivalent shares outstanding:
Basic	700.2	695.4	699.4	694.9
Diluted	709.5	705.4	709.5	705.5
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three-Month Period Ended		Six-Month Period Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Net earnings	$673.8	$557.3	$1,240.4	$1,063.4
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(641.1)	274.9	(347.0)	579.2
Pension and postretirement plan benefit adjustments	6.7	4.9	13.8	9.8
Unrealized (loss) gain on available-for-sale securities adjustments	(0.1)	10.9	(0.6)	18.2
Total other comprehensive income (loss), net of income taxes	(634.5)	290.7	(333.8)	607.2
Comprehensive income	$39.3	$848.0	$906.6	$1,670.6
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
($ and shares in millions)
(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Shares	Amount
Balance, December 31, 2017	812.5	$8.1	$5,538.2	$22,806.1	$(1,994.2)	$9.6
Adoption of accounting standards	—	—	—	154.5	(151.2)	—
Balance, January 1, 2018	812.5	8.1	5,538.2	22,960.6	(2,145.4)	9.6
Net earnings	—	—	—	1,240.4	—	—
Other comprehensive income (loss)	—	—	—	—	(333.8)	—
Dividends declared	—	—	—	(223.8)	—	—
Common stock-based award activity	2.8	0.1	127.9	—	—	—
Common stock issued in connection with acquisitions	0.2	—	23.9	—	—	—
Common stock issued in connection with LYONs’ conversions, including tax benefit of $4.2	0.5	—	16.1	—	—	—
Change in noncontrolling interests	—	—	—	—	—	2.5
Balance, June 29, 2018	816.0	$8.2	$5,706.1	$23,977.2	$(2,479.2)	$12.1
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Six-Month Period Ended
	June 29, 2018	June 30, 2017
Cash flows from operating activities:
Net earnings	$1,240.4	$1,063.4
Less: earnings from discontinued operations, net of income taxes	—	22.3
Net earnings from continuing operations	1,240.4	1,041.1
Noncash items:
Depreciation	302.0	282.4
Amortization	353.4	326.4
Stock-based compensation expense	73.4	71.4
Restructuring and impairment charges	—	49.3
Change in trade accounts receivable, net	159.6	72.1
Change in inventories	(197.1)	(45.4)
Change in trade accounts payable	87.0	(104.1)
Change in prepaid expenses and other assets	186.2	186.2
Change in accrued expenses and other liabilities	(340.0)	(308.7)
Net operating cash provided by continuing operations	1,864.9	1,570.7
Cash flows from investing activities:
Cash paid for acquisitions	(2,067.8)	(93.9)
Payments for additions to property, plant and equipment	(291.7)	(306.5)
Proceeds from sales of property, plant and equipment	1.4	30.0
Proceeds from sale of investments	22.1	—
All other investing activities	(29.3)	(2.5)
Net operating cash used in investing activities	(2,365.3)	(372.9)
Cash flows from financing activities:
Proceeds from the issuance of common stock	49.7	35.8
Payment of dividends	(209.3)	(183.9)
Payment for purchase of noncontrolling interests	—	(64.4)
Net proceeds from (repayments of) borrowings (maturities of 90 days or less)	1,030.1	(2,387.5)
Proceeds from borrowings (maturities longer than 90 days)	—	1,684.0
Repayments of borrowings (maturities longer than 90 days)	(3.9)	(562.4)
All other financing activities	(16.2)	(37.3)
Net operating cash provided by (used in) financing activities	850.4	(1,515.7)
Effect of exchange rate changes on cash and equivalents	(76.3)	80.6
Net change in cash and equivalents	273.7	(237.3)
Beginning balance of cash and equivalents	630.3	963.7
Ending balance of cash and equivalents	$904.0	$726.4

Supplemental disclosures:
Cash interest payments	$65.4	$58.4
Cash income tax payments	310.4	266.3
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. GENERAL
The consolidated condensed financial statements included herein have been prepared by Danaher Corporation (“Danaher” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In this quarterly report, the terms “Danaher” or the “Company” refer to Danaher Corporation, Danaher Corporation and its consolidated subsidiaries or the consolidated subsidiaries of Danaher Corporation, as the context requires. Unless otherwise indicated, all amounts in this quarterly report refer to continuing operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The Consolidated Condensed Financial Statements included herein should be read in conjunction with the financial statements as of and for the year ended December 31, 2017 and the Notes thereto included in the Company’s 2017 Annual Report on Form 10-K filed on February 21, 2018.
In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 29, 2018 and December 31, 2017, its results of operations for the three and six-month periods ended June 29, 2018 and June 30, 2017 and its cash flows for each of the six-month periods then ended. Reclassifications of certain prior year amounts have been made to conform to the current year presentation.
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
The Company recorded a net increase to beginning retained earnings of $3 million as of January 1, 2018 due to the cumulative impact of adopting ASC 606. The impact to beginning retained earnings was primarily driven by the capitalization of certain costs to obtain a contract, primarily sales-related commissions, partially offset by the deferral of revenue for unfulfilled performance obligations. The adoption of ASC 606 did not have a significant impact on the Company’s Consolidated Condensed Financial Statements as of and for the three and six-month periods ended June 29, 2018 and, as a result, comparisons of revenues and operating profit performance between periods are not affected by the adoption of this ASU. Refer to Note 2 for additional disclosures required by ASC 606.
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
Certain of the Company’s revenues relate to operating-type lease (“OTL”) arrangements. Leases are outside the scope of ASC 606 and are therefore accounted for in accordance with ASC 840, Leases. Instrument lease revenue for OTL agreements is recognized on a straight-line basis over the life of the lease, and the costs of customer-leased instruments are recorded within property, plant and equipment in the accompanying Consolidated Condensed Balance Sheets and depreciated over the instrument’s estimated useful life. The depreciation expense is reflected in cost of sales in the accompanying Consolidated Condensed Statements of Earnings. The OTLs are generally not cancellable until after an initial term and may or may not require the customer to purchase a minimum number of consumables or tests throughout the contract term. Certain of the Company’s lease contracts are customized for larger customers and often result in complex terms and conditions that typically require significant judgment in applying the criteria used to evaluate whether the arrangement should be considered an OTL or a sales-type lease (“STL”). A sales-type lease would result in earlier recognition of instrument revenue as compared to an OTL.
For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation on a relative standalone selling price basis using the Company’s best estimate of the standalone selling price of each distinct product or service in the contract. The primary method used to estimate standalone selling price is the price observed in standalone sales to customers; however, when prices in standalone sales are not available the Company may use third-party pricing for similar products or services or estimate the standalone selling price. Allocation of the transaction price is determined at the contracts’ inception. The Company does not adjust transaction price for the effects of a significant financing component when the period between the transfer of the promised good or service to the customer and payment for that good or service by the customer is expected to be one year or less. This allocation approach also applies to contracts that include a lease component.
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU amends guidance on the classification and measurement of financial instruments, including significant revisions in accounting related to the classification and measurement of investments in equity securities and presentation of certain fair value changes for financial liabilities when the fair value option is elected. The ASU requires equity securities to be measured at fair value with changes in fair value recognized through net earnings and amends certain disclosure requirements associated with the fair value of financial instruments. In the period of adoption, the Company is required to reclassify the unrealized gains/losses on equity securities within accumulated other comprehensive income (loss) to retained earnings. In February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10), which clarified certain aspects of the previously issued ASU. The ASU was adopted by the Company on January 1, 2018 and did not have a material effect on the Company’s Consolidated Condensed Financial Statements.
In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires employers to disaggregate the service cost component from other components of net periodic benefit costs and to disclose the amounts of net periodic benefit costs that are included in each income statement line item. The standard requires employers to report the service cost component in the same line item as other compensation costs and to report the other components of net periodic benefit costs (which include interest costs, expected return on plan assets, amortization of prior service cost or credits and actuarial gains and losses) separately and outside a subtotal of operating income. The income statement guidance requires application on a retrospective basis. The ASU was adopted by the Company on January 1, 2018 and as a result operating profit decreased and other income, net increased by $7.0 million and $13.9 million for the three and six-month periods ended June 30, 2017, respectively. Refer to Note 8 for further information on the implementation of this ASU.
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
In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which allowed SEC registrants to record provisional amounts in earnings for the year ended December 31, 2017 due to the complexities involved in accounting for the enactment of the TCJA. The Company recognized the estimated income tax effects of the TCJA in its 2017 Consolidated Financial Statements in accordance with SEC Staff Accounting Bulletin No. 118 (“SAB No. 118”). Refer to Note 9 for further information regarding the provisional amounts recorded by the Company as of December 31, 2017.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use asset and a lease liability for all leases with terms greater than 12 months. The standard also requires disclosures by lessees and lessors about the amount, timing and uncertainty of cash flows arising from leases. The accounting applied by a lessor is largely unchanged from that applied under the current standard. The standard must be adopted using a modified retrospective transition approach and provides for certain practical expedients. The ASU is effective for public entities for fiscal years beginning after December 15, 2018, with early adoption permitted. In September 2017 and January 2018, the FASB issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), and ASU No. 2018-01, Leases (Topic 842), Land Easement Practical Expedient for Transition to Topic 842, which provided additional implementation guidance on the previously issued ASU. Management has not yet completed its assessment of the impact of the new standard on the Company’s Consolidated Financial Statements. The Company is in the process of implementation and currently believes that the most notable impact to its financial statements upon the adoption of this ASU will be the recognition of a material right-of-use asset and a lease liability for its real estate and equipment leases.

Accumulated Other Comprehensive Income (Loss)—Accumulated other comprehensive income (loss) refers to certain gains and losses that under U.S. GAAP are included in comprehensive income (loss) but are excluded from net earnings as these amounts are initially recorded as an adjustment to stockholders’ equity. The changes in accumulated other comprehensive income (loss) by component are summarized below ($ in millions). Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

	Foreign Currency Translation Adjustments	Pension & Postretirement Plan Benefit Adjustments		Unrealized Gain (Loss) on Available-For-Sale Securities Adjustments	Total
For the Three-Month Period Ended June 29, 2018:
Balance, March 30, 2018	$(1,171.8)	$(671.3)		$(1.6)	$(1,844.7)
Other comprehensive income (loss) before reclassifications:
Decrease	(641.1)	—		(0.1)	(641.2)
Other comprehensive income (loss) before reclassifications, net of income taxes	(641.1)	—		(0.1)	(641.2)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	8.8	(a)	—	8.8
Income tax impact	—	(2.1)		—	(2.1)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	6.7		—	6.7
Net current period other comprehensive income (loss), net of income taxes	(641.1)	6.7		(0.1)	(634.5)
Balance, June 29, 2018	$(1,812.9)	$(664.6)		$(1.7)	$(2,479.2)
For the Three-Month Period Ended June 30, 2017:
Balance, March 31, 2017	$(2,093.9)	$(637.3)		$26.0	$(2,705.2)
Other comprehensive income (loss) before reclassifications:
Increase	274.9	—		17.4	292.3
Income tax impact	—	—		(6.5)	(6.5)
Other comprehensive income (loss) before reclassifications, net of income taxes	274.9	—		10.9	285.8
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	7.6	(a)	—	7.6
Income tax impact	—	(2.7)		—	(2.7)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	4.9		—	4.9
Net current period other comprehensive income (loss), net of income taxes	274.9	4.9		10.9	290.7
Balance, June 30, 2017	$(1,819.0)	$(632.4)		$36.9	$(2,414.5)
(a) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost. Refer to Note 8 for additional details.

	Foreign Currency Translation Adjustments	Pension & Postretirement Plan Benefit Adjustments		Unrealized Gain (Loss) on Available-For-Sale Securities Adjustments	Total
For the Six-Month Period Ended June 29, 2018:
Balance, December 31, 2017	$(1,422.1)	$(571.2)		$(0.9)	$(1,994.2)
Adoption of accounting standards	(43.8)	(107.2)		(0.2)	(151.2)
Balance, January 1, 2018	(1,465.9)	(678.4)		(1.1)	(2,145.4)
Other comprehensive income (loss) before reclassifications:
Decrease	(347.0)	—		(0.8)	(347.8)
Income tax impact	—	—		0.2	0.2
Other comprehensive income (loss) before reclassifications, net of income taxes	(347.0)	—		(0.6)	(347.6)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	18.1	(a)	—	18.1
Income tax impact	—	(4.3)		—	(4.3)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	13.8		—	13.8
Net current period other comprehensive income (loss), net of income taxes	(347.0)	13.8		(0.6)	(333.8)
Balance, June 29, 2018	$(1,812.9)	$(664.6)		$(1.7)	$(2,479.2)
For the Six-Month Period Ended June 30, 2017:
Balance, December 31, 2016	$(2,398.2)	$(642.2)		$18.7	$(3,021.7)
Other comprehensive income (loss) before reclassifications:
Increase	579.2	—		29.1	608.3
Income tax impact	—	—		(10.9)	(10.9)
Other comprehensive income (loss) before reclassifications, net of income taxes	579.2	—		18.2	597.4
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	15.2	(a)	—	15.2
Income tax impact	—	(5.4)		—	(5.4)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	9.8		—	9.8
Net current period other comprehensive income (loss), net of income taxes	579.2	9.8		18.2	607.2
Balance, June 30, 2017	$(1,819.0)	$(632.4)		$36.9	$(2,414.5)
(a) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost. Refer to Note 8 for additional details.

NOTE 2. REVENUE
The following tables present the Company’s revenues disaggregated by geographical region and revenue type for the three and six-month periods ended June 29, 2018 ($ in millions). Sales taxes and other usage-based taxes are excluded from revenues. The Company defines high-growth markets as developing markets of the world experiencing extended periods of accelerated growth in gross domestic product and infrastructure which includes Eastern Europe, the Middle East, Africa, Latin America and Asia (with the exception of Japan and Australia). The Company defines developed markets as all markets of the world that are not high-growth markets.

	Three-Month Period Ended June 29, 2018
	Life Sciences	Diagnostics	Dental	Environmental & Applied Solutions	Total
Geographical region:
North America	$578.0	$578.7	$346.1	$450.7	$1,953.5
Western Europe	449.5	288.7	170.5	263.2	1,171.9
Other developed markets	138.5	91.3	47.1	32.3	309.2
High-growth markets	439.2	592.2	169.7	345.3	1,546.4
Total	$1,605.2	$1,550.9	$733.4	$1,091.5	$4,981.0

Revenue type:
Recurring	$1,056.0	$1,311.0	$547.3	$574.6	$3,488.9
Nonrecurring	549.2	239.9	186.1	516.9	1,492.1
Total	$1,605.2	$1,550.9	$733.4	$1,091.5	$4,981.0

	Six-Month Period Ended June 29, 2018
	Life Sciences	Diagnostics	Dental	Environmental & Applied Solutions	Total
Geographical region:
North America	$1,058.4	$1,186.1	$637.4	$869.0	$3,750.9
Western Europe	899.4	599.1	346.1	528.0	2,372.6
Other developed markets	283.4	183.5	91.0	63.9	621.8
High-growth markets	840.0	1,101.9	331.5	657.7	2,931.1
Total	$3,081.2	$3,070.6	$1,406.0	$2,118.6	$9,676.4

Revenue type:
Recurring	$2,026.4	$2,619.5	$1,035.3	$1,131.6	$6,812.8
Nonrecurring	1,054.8	451.1	370.7	987.0	2,863.6
Total	$3,081.2	$3,070.6	$1,406.0	$2,118.6	$9,676.4
The Company sells equipment to customers as well as consumables, spare parts, software licenses and services that customers purchase on a recurring basis. Consumables are typically critical to the use of the equipment and are used on a one-time or limited basis, requiring frequent replacement in the customer’s operating cycle. Examples of these consumables include reagents used in diagnostic tests, filters used in filtration, separation and purification processes and cartridges for marking and coding equipment. Additionally, some of the Company’s consumables are used on a standalone basis, such as dental implants and water treatment solutions. The Company separates its goods and services between those sold on a recurring basis and those sold on a nonrecurring basis. Recurring revenue includes revenue from consumables, services, spare parts, software licenses recognized over time, SaaS, sales-and-usage based royalties and OTLs. Nonrecurring revenue includes sales from equipment, software licenses recognized at a point in time and STLs. OTLs and STLs are included in the above revenue amounts. For the three and six-month periods ended June 29, 2018, revenue accounted for under Topic 840, Leases was $96 million and $193 million, respectively.

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
As of June 29, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $1.7 billion. The Company expects to recognize revenue on approximately 45% of the remaining performance obligations over the next 12 months, 27% recognized over the subsequent 12 months, and the remainder recognized thereafter.
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
Contract assets—Most of the Company’s long-term contracts are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in billing occurring subsequent to revenue recognition resulting in contract assets. Contract assets are generally classified as other current assets in the Consolidated Condensed Balance Sheet. The balance of contract assets as of June 29, 2018 and at the date of adoption of ASC 606 were $98 million and $114 million, respectively.
Contract liabilities—The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the Consolidated Condensed Balance Sheet based on the timing of when the Company expects to recognize revenue. As of June 29, 2018 and at the date of adoption of ASC 606, contract liabilities were $791 million and $783 million, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Condensed Balance Sheet. The increase in the contract liability balance during the six-month period ended June 29, 2018 is primarily as a result of cash payments received in advance of satisfying performance obligations and acquisitions, partially offset by $424 million of revenue recognized during the period that was included in the contract liability balance at the date of adoption and foreign currency exchange.
Contract costs—The Company capitalizes certain direct incremental costs incurred to obtain a contract, typically sales-related commissions, where the amortization period for the related asset is greater than one year. These costs are amortized over the contract term or a longer period, generally the expected life of the customer relationship if renewals are expected and the renewal commission is not commensurate with the initial commission. Contract costs are classified as current or long-term other assets in the Consolidated Condensed Balance Sheet based on the timing of when the Company expects to recognize the expense and are generally amortized into earnings on a straight-line basis (which is consistent with the transfer of control for the related goods or services). Management assesses these costs for impairment at least quarterly and as “triggering” events occur that indicate it is more likely than not that an impairment exists. The balance of contract costs as of June 29, 2018 and at the date of adoption were not significant. Amortization expense for the three and six-month periods ended June 29, 2018, was also not significant. The costs to obtain a contract where the amortization period for the related asset is one year or less are expensed as incurred and recorded within selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings.
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
The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. In the months after closing, as the Company obtains additional information about these assets and liabilities, including through tangible and intangible asset appraisals, and learns more about the newly acquired business, it is able to refine the estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. The Company is continuing to evaluate certain pre-acquisition contingencies associated with certain of its 2017 and 2018 acquisitions and is also in the process of obtaining valuations of certain property, plant and equipment, acquired intangible assets and certain acquisition-related liabilities in connection with these acquisitions. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.
On April 13, 2018, the Company acquired Integrated DNA Technologies, Inc. (“IDT”), a privately-held manufacturer of custom DNA and RNA oligonucleotides serving customers in the academic and biopharmaceutical research, biotechnology, agriculture, clinical diagnostics and pharmaceutical development end-markets, for a purchase price of approximately $2.1 billion, net of cash acquired. IDT had revenues of approximately $260 million in 2017, and is now part of the Company’s Life Sciences segment.
The Company financed the acquisition of IDT with available cash and proceeds from the issuance of commercial paper. The Company preliminarily recorded approximately $1.1 billion of goodwill related to the IDT acquisition. The acquisition of IDT provides additional sales and earnings growth opportunities for the Company’s Life Sciences segment by expanding the segment’s product line diversity, including new product and service offerings in the area of genomics consumables, and through the potential future acquisition of complementary businesses.
The following summarizes the estimated fair values of the assets acquired and liabilities assumed related to the IDT acquisition:

Trade accounts receivable	$36.1
Inventories	15.6
Property, plant and equipment	108.8
Goodwill	1,077.5
Other intangible assets, primarily customer relationships, trade names and technology	957.0
Trade accounts payable	(5.5)
Other assets and liabilities, net	(97.8)
Net assets acquired	2,091.7
Less: noncash consideration	(23.9)
Net cash consideration	$2,067.8

Pro Forma Financial Information
The unaudited pro forma information for the periods set forth below gives effect to the 2018 and 2017 acquisitions as if they had occurred as of January 1, 2017. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time ($ in millions, except per share amounts):

	Three-Month Period Ended		Six-Month Period Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Sales	$4,990.2	$4,605.9	$9,750.1	$8,916.1
Net earnings from continuing operations	678.3	546.1	1,234.3	1,018.3
Diluted net earnings per share from continuing operations	0.96	0.77	1.74	1.44
In the three and six-month periods ended June 29, 2018, unaudited pro forma earnings set forth above were adjusted to exclude the $1 million pretax impact of nonrecurring acquisition date fair value adjustments to inventory related to the 2018 acquisition of IDT and the 2017 unaudited pro forma revenue and earnings set forth above were adjusted to include the impact of these same fair value adjustments as if the acquisition had occurred on January 1, 2017.
In addition, acquisition-related transaction costs of $15 million in 2018 associated with the IDT acquisition were excluded from pro forma earnings in both 2018 and 2017.

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
In the six-month period ended June 30, 2017, the Company recorded a $22 million income tax benefit related to the release of previously provided reserves associated with uncertain tax positions on certain Danaher tax returns which were jointly filed with Fortive entities. These reserves were released due to the expiration of statutes of limitations for those returns. This income tax benefit was included in earnings from discontinued operations in the accompanying Consolidated Condensed Statement of Earnings.

NOTE 5. GOODWILL
The following is a rollforward of the Company’s goodwill ($ in millions):

Balance, December 31, 2017	$25,138.6
Attributable to 2018 acquisitions	1,077.5
Adjustments due to finalization of purchase price allocations	8.5
Foreign currency translation and other	(308.1)
Balance, June 29, 2018	$25,916.5

The carrying value of goodwill by segment is summarized as follows ($ in millions):

	June 29, 2018	December 31, 2017
Life Sciences	$13,283.7	$12,335.5
Diagnostics	6,984.6	7,079.5
Dental	3,343.7	3,370.0
Environmental & Applied Solutions	2,304.5	2,353.6
Total	$25,916.5	$25,138.6
The Company has not identified any “triggering” events which indicate an impairment of goodwill in the six-month period ended June 29, 2018.

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
A summary of financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 29, 2018:
Assets:
Available-for-sale debt securities	$—	$41.5	$—	$41.5
Liabilities:
Deferred compensation plans	—	62.0	—	62.0

December 31, 2017:
Assets:
Available-for-sale debt securities	$—	$45.4	$—	$45.4
Liabilities:
Deferred compensation plans	—	62.9	—	62.9
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
Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments were as follows ($ in millions):

	June 29, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Available-for-sale debt securities	$41.5	$41.5	$45.4	$45.4
Liabilities:
Notes payable and current portion of long-term debt	175.1	175.1	194.7	194.7
Long-term debt	11,145.6	11,494.5	10,327.4	10,847.1
As of June 29, 2018 and December 31, 2017, available-for-sale debt securities were categorized as Level 2, as indicated above, and short and long-term borrowings were categorized as Level 1.
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

NOTE 7. FINANCING
As of June 29, 2018, the Company was in compliance with all of its debt covenants. The components of the Company’s debt were as follows ($ in millions):

	June 29, 2018	December 31, 2017
U.S. dollar-denominated commercial paper	$—	$436.9
Euro-denominated commercial paper (€2.9 billion and €1.7 billion, respectively)	3,355.3	1,993.9
1.65% senior unsecured notes due 2018 (the “2018 U.S. Notes”)	499.8	499.2
1.0% senior unsecured notes due 2019 (€600.0 million aggregate principal amount) (the “2019 Euronotes”)	699.4	718.4
2.4% senior unsecured notes due 2020	498.1	497.7
5.0% senior unsecured notes due 2020 (the “2020 Assumed Pall Notes”)	390.5	394.6
Zero-coupon Liquid Yield Option Notes (LYONs) due 2021	57.9	69.1
0.352% senior unsecured notes due 2021 (¥30.0 billion aggregate principal amount) (the “2021 Yen Notes”)	270.3	265.5
1.7% senior unsecured notes due 2022 (€800.0 million aggregate principal amount) (the “2022 Euronotes”)	930.0	955.6
Floating rate senior unsecured notes due 2022 (€250.0 million aggregate principal amount) (the “Floating Rate 2022 Euronotes”)	291.0	299.1
0.5% senior unsecured bonds due 2023 (CHF 540.0 million aggregate principal amount) (the “2023 CHF Bonds”)	547.1	555.5
2.5% senior unsecured notes due 2025 (€800.0 million aggregate principal amount) (the “2025 Euronotes”)	929.7	955.6
3.35% senior unsecured notes due 2025	496.5	496.3
0.3% senior unsecured notes due 2027 (¥30.8 billion aggregate principal amount) (the “2027 Yen Notes”)	277.1	272.2
1.2% senior unsecured notes due 2027 (€600.0 million aggregate principal amount) (the “2027 Euronotes”)	694.7	714.1
1.125% senior unsecured bonds due 2028 (CHF 210.0 million aggregate principal amount) (the “2028 CHF Bonds”)	216.8	220.3
0.65% senior unsecured notes due 2032 (¥53.2 billion aggregate principal amount) (the “2032 Yen Notes”)	478.6	470.2
4.375% senior unsecured notes due 2045	499.3	499.3
Other	188.6	208.6
Total debt	11,320.7	10,522.1
Less: currently payable	175.1	194.7
Long-term debt	$11,145.6	$10,327.4
For additional details regarding the Company’s debt financing, reference is made to Note 9 of the Company’s financial statements as of and for the year ended December 31, 2017 included in the Company’s 2017 Annual Report.
The Company satisfies any short-term liquidity needs that are not met through operating cash flow and available cash primarily through issuances of commercial paper under its U.S. dollar and euro-denominated commercial paper programs. Credit support for the commercial paper programs is generally provided by the Company’s $4.0 billion unsecured, multi-year revolving credit facility with a syndicate of banks that expires on July 10, 2020 (the “Credit Facility”), which can also be used for working capital and other general corporate purposes, and the 364-Day Facility described below. As of June 29, 2018, no borrowings were outstanding under the Credit Facility or the 364-Day Facility, and the Company was in compliance with all covenants thereunder. In addition to the Credit Facility and the 364-Day Facility, the Company has also entered into reimbursement agreements with various commercial banks to support the issuance of letters of credit.
As of June 29, 2018, borrowings outstanding under the Company’s euro-denominated commercial paper program had a weighted average annual interest rate of negative 0.3% and a weighted average remaining maturity of approximately 41 days and no borrowings were outstanding under the Company’s U.S. dollar denominated paper program.

The Company has classified the $500 million of 2018 U.S. Notes and approximately $3.4 billion of its borrowings outstanding under the commercial paper programs as of June 29, 2018 as long-term debt in the accompanying Consolidated Condensed Balance Sheet as the Company had the intent and ability, as supported by availability under the Credit Facility, to refinance these borrowings for at least one year from the balance sheet date.
Debt discounts, premiums and debt issuance costs totaled $22 million and $25 million as of June 29, 2018 and December 31, 2017, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of debt table above.
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
Borrowings under the 364-Day Facility bear interest as follows: (1) Eurodollar Rate Loans bear interest at a variable rate per annum equal to the London inter-bank offered rate plus 81.5 basis points; and (2) Base Rate Loans bear interest at a variable rate per annum equal to the highest of (a) the Federal funds rate (as published by the Federal Reserve Bank of New York from time to time) plus 0.5%, (b) the rate of interest in effect for such day as publicly announced by Bank of America, N.A. as its “prime rate,” and (c) the Eurodollar Rate plus 1.0%. In addition, the Company is required to pay a per annum facility fee of six basis points based on the aggregate commitments under the 364-Day Facility, regardless of usage.
The 364-Day Facility requires the Company to maintain a consolidated leverage ratio (as defined in the facility) of 0.65 to 1.00 or less. Borrowings under the 364-Day Facility are prepayable at the Company’s option at any time in whole or in part without premium or penalty.
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
LYONs Redemption
During the six-month period ended June 29, 2018, holders of certain of the Company’s LYONs converted such LYONs into an aggregate of approximately 487 thousand shares of the Company’s common stock, par value $0.01 per share. The Company’s deferred tax liability associated with the book and tax basis difference in the converted LYONs of $4 million was transferred to additional paid-in capital as a result of the conversions.

NOTE 8. DEFINED BENEFIT PLANS
The following sets forth the components of the Company’s net periodic benefit cost of the noncontributory defined benefit pension plans ($ in millions):

	Three-Month Period Ended		Six-Month Period Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
U.S. Pension Benefits:
Service cost	$(2.1)	$(1.9)	$(4.2)	$(3.8)
Interest cost	(20.2)	(21.0)	(40.4)	(42.0)
Expected return on plan assets	33.1	32.9	66.2	65.8
Amortization of actuarial loss	(7.8)	(6.6)	(15.6)	(13.2)
Amortization of prior service cost	(0.2)	—	(0.5)	—
Net periodic pension benefit	$2.8	$3.4	$5.5	$6.8

Non-U.S. Pension Benefits:
Service cost	$(8.9)	$(7.9)	$(17.6)	$(15.6)
Interest cost	(6.6)	(6.5)	(13.3)	(12.8)
Expected return on plan assets	11.9	10.5	24.0	20.7
Amortization of actuarial loss	(1.5)	(1.9)	(3.0)	(3.8)
Amortization of prior service credit	0.1	0.1	0.2	0.2
Settlement loss recognized	—	—	(0.4)	—
Net periodic pension cost	$(5.0)	$(5.7)	$(10.1)	$(11.3)
The following sets forth the components of the Company’s net periodic benefit cost of the other postretirement employee benefit plans ($ in millions):

	Three-Month Period Ended		Six-Month Period Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Service cost	$(0.2)	$(0.2)	$(0.3)	$(0.4)
Interest cost	(1.1)	(1.3)	(2.3)	(2.6)
Amortization of prior service credit	0.6	0.8	1.2	1.6
Net periodic benefit cost	$(0.7)	$(0.7)	$(1.4)	$(1.4)

In the first quarter of 2018, the Company adopted ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires the Company to disaggregate the service cost component from other components of net periodic benefit costs and report the service cost component in the same line item as other compensation costs and the other components of net periodic benefit costs (which include interest costs, expected return on plan assets, amortization of prior service cost or credits and actuarial gains and losses) separately and outside a subtotal of operating income. As this ASU requires application on a retrospective basis, the Company restated the prior period presentation for the adoption of this ASU, resulting in a decrease in operating profit and an increase in other income, net of $7.0 million and $13.9 million for the three and six-month periods ended June 30, 2017. The net periodic benefit cost of the noncontributory defined benefit pension plans and other postretirement employee benefit plans incurred during the three and six-month periods ended June 29, 2018 and June 30, 2017 are reflected in the following captions in the accompanying Consolidated Condensed Statements of Earnings ($ in millions):

	Three-Month Period Ended		Six-Month Period Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Service cost:
Cost of sales	$(3.3)	$(2.1)	$(5.4)	$(4.1)
Selling, general and administrative expenses	(7.9)	(7.9)	(16.7)	(15.7)
Total service cost	(11.2)	(10.0)	(22.1)	(19.8)
Other net periodic benefit costs:
Other income, net	8.3	7.0	16.1	13.9
Total	$(2.9)	$(3.0)	$(6.0)	$(5.9)
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

NOTE 9. INCOME TAXES
The following table summarizes the Company’s effective tax rate from continuing operations:

	Three-Month Period Ended		Six-Month Period Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Effective tax rate from continuing operations	19.3%	13.6%	19.9%	15.4%
The Company’s effective tax rate for 2018 was slightly lower than the U.S. federal statutory rate of 21.0% due principally to the impact of the Company’s earnings outside the United States which overall are taxed at rates lower than the U.S. federal rate. The effective tax rate for the three-month period ended June 29, 2018 includes the benefit of a lower U.S. corporate income tax rate of 21.0% from the enactment of the TCJA, partially offset by a new minimum tax on certain non-U.S. earnings. The effective tax rate for the three and six-month periods ended June 29, 2018 also includes net tax benefits of $9 million ($0.01 per diluted share) for release of reserves upon the expiration of statutes of limitation and excess tax benefits from stock-based compensation which were partially offset by increases in estimates associated with prior period uncertain tax provisions and other matters.
The Company’s effective tax rate for 2017 differed from the then-effective U.S. federal statutory rate of 35.0% due principally to the Company’s earnings outside the United States which generally are taxed at rates lower than such U.S. federal rate. The effective tax rate for the three-month period ended June 30, 2017 included a benefit from the release of reserves upon the expiration of statutes of limitations and audit settlements, as well as higher tax benefits from restructuring charges that are predominantly in the United States, which in aggregate decreased the reported tax rate by 6.9%. The effective tax rate for the six-month period ended June 30, 2017 reflects the aforementioned benefits recorded in the second quarter of 2017 and higher than expected benefits recorded in the first quarter of 2017 related to excess tax benefits from stock-based compensation, which in aggregate reduced the reported tax rate by 5.1%.
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
Due to the complexities involved in accounting for the enactment of the TCJA, SAB No. 118 allowed the Company to record provisional amounts in earnings for the year ended December 31, 2017. SAB No. 118 provides that where reasonable estimates can be made, the provisional accounting should be based on such estimates and when no reasonable estimate can be made, the provisional accounting may be based on the tax law in effect before the TCJA. During the three and six-month periods ended June 29, 2018, there were no changes made to the provisional amounts recognized in 2017. The Company continues to analyze the effects of the TCJA on its Consolidated Condensed Financial Statements. Additional impacts from the enactment of the TCJA will be recorded as they are identified during the measurement period as provided for in SAB No. 118, which extends up to one year from the enactment date. The final impact of the TCJA may differ from the provisional amounts that have been recognized, possibly materially, due to, among other things, changes in the Company’s interpretation of the TCJA, legislative or administrative actions to clarify the intent of the statutory language provided that differ from the Company’s current interpretation, any changes in accounting standards for income taxes or related interpretations in response to the TCJA, or any updates or changes to estimates utilized to calculate the impacts, including changes to current year earnings estimates and applicable foreign exchange rates. Additionally, the Company’s U.S. tax returns for 2017 will be filed during the fourth quarter of 2018 and any changes to the tax positions for temporary differences compared to the estimates used will result in an adjustment of the estimated tax benefit recorded as of December 31, 2017.
The Company also continues to evaluate the impact of the GILTI provisions under the TCJA which are complex and subject to continuing regulatory interpretation by the U.S. Internal Revenue Service (“IRS”). The Company is required to make an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). The Company’s accounting policy election with respect to the new GILTI Tax rules will depend, in part, on analyzing its global income to determine whether it can reasonably estimate the tax impact. While the Company has included an estimate of GILTI in its estimated effective tax rate for 2018, it has not completed its analysis and has not determined which method to elect. Adjustments related to the amount of GILTI Tax recorded in its Consolidated Condensed Financial Statements may be required based on the outcome of this election.
Tax authorities in Denmark have raised significant issues related to interest accrued by certain of the Company’s subsidiaries. On December 10, 2013, the Company received assessments from the Danish tax authority (“SKAT”) totaling approximately DKK 1.6 billion including interest through June 29, 2018 (approximately $245 million based on the exchange rate as of June 29, 2018), imposing withholding tax relating to interest accrued in Denmark on borrowings from certain of the Company’s subsidiaries for the years 2004-2009. The Company is currently in discussions with SKAT and anticipates receiving an assessment for years 2010-2012 totaling approximately DKK 924 million including interest through June 29, 2018 (approximately $145 million based on the exchange rate as of June 29, 2018). Management believes the positions the Company has taken in Denmark are in accordance with the relevant tax laws and is vigorously defending its positions. The Company appealed these assessments to the National Tax Tribunal in 2014 and intends on pursuing this matter through the European Court of Justice should this appeal be unsuccessful. The ultimate resolution of this matter is uncertain, could take many years, and could result in a material adverse impact to the Company’s consolidated financial statements, including its effective tax rate.

NOTE 10. NONOPERATING INCOME (EXPENSE)
As described in Note 1 and Note 8, in the first quarter of 2018, the Company adopted ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU requires the Company to disaggregate the service cost component from the other components of net periodic benefit costs and requires the Company to present the other components of net periodic benefit cost in other income, net. The ASU also requires application on a retrospective basis. The other components of net periodic benefit costs included in other income, net for the three and six-month periods ended June 29, 2018 were $8.3 million and $16.1 million, respectively, compared to $7.0 million and $13.9 million for the three and six-month periods ended June 30, 2017, respectively.

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
The following is a rollforward of the Company’s accrued warranty liability ($ in millions):

Balance, December 31, 2017	$79.0
Accruals for warranties issued during the period	30.2
Settlements made	(30.5)
Effect of foreign currency translation	(1.2)
Balance, June 29, 2018	$77.5

NOTE 12. STOCK TRANSACTIONS AND STOCK-BASED COMPENSATION
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the six-month period ended June 29, 2018. On July 16, 2013, the Company’s Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. As of June 29, 2018, 20 million shares remained available for repurchase pursuant to the Repurchase Program.
For a full description of the Company’s stock-based compensation programs, reference is made to Note 17 of the Company’s financial statements as of and for the year ended December 31, 2017 included in the Company’s 2017 Annual Report. As of June 29, 2018, approximately 60 million shares of the Company’s common stock were reserved for issuance under the 2007 Omnibus Incentive Plan.

The following summarizes the components of the Company’s stock-based compensation expense ($ in millions):

	Three-Month Period Ended		Six-Month Period Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Restricted stock units (“RSUs”)/performance stock units (“PSUs”):
Pretax compensation expense	$24.7	$24.1	$45.6	$45.7
Income tax benefit	(5.2)	(7.4)	(9.6)	(14.1)
RSU/PSU expense, net of income taxes	19.5	16.7	36.0	31.6
Stock options:
Pretax compensation expense	15.4	13.7	27.8	25.7
Income tax benefit	(3.3)	(4.4)	(5.9)	(8.2)
Stock option expense, net of income taxes	12.1	9.3	21.9	17.5
Total stock-based compensation:
Pretax compensation expense	40.1	37.8	73.4	71.4
Income tax benefit	(8.5)	(11.8)	(15.5)	(22.3)
Total stock-based compensation expense, net of income taxes	$31.6	$26.0	$57.9	$49.1
Stock-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings. As of June 29, 2018, $190 million of total unrecognized compensation cost related to RSUs/PSUs is expected to be recognized over a weighted average period of approximately three years. As of June 29, 2018, $163 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately three years. Future compensation amounts will be adjusted for any changes in estimated forfeitures.

NOTE 13. NET EARNINGS PER SHARE FROM CONTINUING OPERATIONS
Basic net earnings per share (“EPS”) from continuing operations is calculated by dividing net earnings from continuing operations by the weighted average number of common shares outstanding for the applicable period. Diluted net EPS from continuing operations is computed based on the weighted average number of common shares outstanding increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased with the proceeds from the issuance of the potentially dilutive shares. For the three-month period ended June 29, 2018, no options to purchase shares were excluded from the diluted EPS from continuing operations calculation. For the six-month period ended June 29, 2018, two million options to purchase shares were not included in the diluted EPS from continuing operations calculation as the impact of their inclusion would have been anti-dilutive. For both the three and six-month periods ended June 30, 2017, approximately four million options to purchase shares were not included in the diluted EPS from continuing operations calculation as the impact of their inclusion would have been anti-dilutive.

Information related to the calculation of net earnings per share from continuing operations is summarized as follows ($ and shares in millions, except per share amounts):

	Net Earnings from Continuing Operations (Numerator)	Shares (Denominator)	Per Share Amount
For the Three-Month Period Ended June 29, 2018:
Basic EPS	$673.8	700.2	$0.96
Adjustment for interest on convertible debentures	0.5	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	—	6.9
Incremental shares from assumed conversion of the convertible debentures	—	2.4
Diluted EPS from continuing operations	$674.3	709.5	$0.95

For the Three-Month Period Ended June 30, 2017:
Basic EPS	$557.3	695.4	$0.80
Adjustment for interest on convertible debentures	0.5	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	—	7.1
Incremental shares from assumed conversion of the convertible debentures	—	2.9
Diluted EPS from continuing operations	$557.8	705.4	$0.79

For the Six-Month Period Ended June 29, 2018:
Basic EPS	$1,240.4	699.4	$1.77
Adjustment for interest on convertible debentures	1.1	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	—	7.6
Incremental shares from assumed conversion of the convertible debentures	—	2.5
Diluted EPS from continuing operations	$1,241.5	709.5	$1.75

For the Six-Month Period Ended June 30, 2017:
Basic EPS	$1,041.1	694.9	$1.50
Adjustment for interest on convertible debentures	1.0	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	—	7.7
Incremental shares from assumed conversion of the convertible debentures	—	2.9
Diluted EPS from continuing operations	$1,042.1	705.5	$1.48

NOTE 14. SEGMENT INFORMATION
The Company operates and reports its results in four separate business segments consisting of the Life Sciences, Diagnostics, Dental and Environmental & Applied Solutions segments. When determining the reportable segments, the Company aggregated operating segments based on their similar economic and operating characteristics. Operating profit represents total revenues less operating expenses, excluding nonoperating income and expense, interest and income taxes. Intersegment amounts are not significant and are eliminated to arrive at consolidated totals. Operating profit amounts in the Other segment consist of unallocated corporate costs and other costs not considered part of management’s evaluation of reportable segment operating performance. There has been no material change in total assets or liabilities by segment since December 31, 2017, with the exception of the inclusion of IDT in the Life Sciences segment in April 2018 (refer to Note 3 for additional information).
Segment results are shown below ($ in millions):

	Three-Month Period Ended		Six-Month Period Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Sales:
Life Sciences	$1,605.2	$1,384.3	$3,081.2	$2,692.4
Diagnostics	1,550.9	1,440.0	3,070.6	2,767.3
Dental	733.4	702.6	1,406.0	1,358.1
Environmental & Applied Solutions	1,091.5	983.2	2,118.6	1,898.0
Total	$4,981.0	$4,510.1	$9,676.4	$8,715.8

Operating profit:
Life Sciences	$291.5	$221.6	$562.8	$433.2
Diagnostics	274.3	157.6	522.3	312.2
Dental	104.8	109.8	155.7	199.2
Environmental & Applied Solutions	251.0	235.2	478.2	443.2
Other	(54.1)	(47.5)	(108.5)	(94.1)
Total	$867.5	$676.7	$1,610.5	$1,293.7

NOTE 15. SUBSEQUENT EVENT
In July 2018, the Company announced its intention to spin-off the Dental business into an independent, publicly traded company (the “Dental Separation”). The Dental business had sales for the year-ended December 31, 2017 of $2.8 billion. The transaction is expected to be tax-free to the Company’s shareholders. The Company is targeting to complete the Dental Separation by the second half of 2019, subject to the satisfaction of certain conditions, including obtaining final approval from the Danaher Board of Directors, satisfactory completion of financing, receipt of tax opinions, receipt of favorable rulings from the IRS and receipt of other regulatory approvals.

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
You should read this discussion along with the Company’s MD&A and audited financial statements as of and for the year ended December 31, 2017 and Notes thereto, included in the Company’s 2017 Annual Report on Form 10-K filed on February 21, 2018 and the Company’s Consolidated Condensed Financial Statements and related Notes as of and for the three and six-month periods ended June 29, 2018 included in this Report.
Unless otherwise indicated, all financial results in this report refer to continuing operations.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this quarterly report, in other documents we file with or furnish to the Securities and Exchange Commission, in our press releases, webcasts, conference calls, materials delivered to shareholders and other communications, are “forward-looking statements” within the meaning of the United States federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions and the integration thereof, divestitures, spin-offs, split-offs or other distributions, strategic opportunities, securities offerings, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; future regulatory approvals; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; future foreign currency exchange rates and fluctuations in those rates; general economic and capital markets conditions; the anticipated timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that Danaher intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “should,” “could,” “intend,” “will,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words.
Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors. Forward-looking statements are not guarantees of future performance and actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Important factors that could cause actual results to differ materially from those envisaged in the forward-looking statements include the following:

•
We intend to spin-off our Dental business into an independent, publicly traded company by the second half of 2019. The proposed transaction may not be completed on the currently contemplated timeline or at all and may not achieve the intended benefits.

•	Conditions in the global economy, the markets we serve and the financial markets may adversely affect our business and financial statements.

•
Significant developments or uncertainties stemming from the current U.S. administration, including changes in U.S. trade policies, tariffs and the reaction of other countries thereto, could have an adverse effect on our business.

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

•
We could incur significant liability if any of the 2016 spin-off of Fortive, the 2015 split-off of our communications business or the anticipated spin-off of our Dental business is determined to be a taxable transaction.

•
Potential indemnification liabilities pursuant to any of the 2016 spin-off of Fortive, the 2015 split-off of our communications business or the anticipated spin-off of our Dental business could materially and adversely affect our business and financial statements.

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

•
The U.S. government has certain rights to use and disclose some of the intellectual property that we license and could exclusively license it to a third party if we fail to achieve practical application of the intellectual property.

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

•
Certain of our businesses rely on relationships with collaborative partners and other third parties for development, supply and marketing of certain products and potential products, and such collaborative partners or other third parties could fail to perform sufficiently.

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

•	Changes in laws or governmental regulations may reduce demand for our products or services or increase our expenses.

•	Work stoppages, union and works council campaigns and other labor disputes could adversely impact our productivity and results of operations.

•	International economic, political, legal, compliance and business factors could negatively affect our financial statements.

•	The United Kingdom’s referendum favoring departure from the EU could have an adverse effect on our business.

•	If we suffer loss to our facilities, supply chains, distribution systems or information technology systems due to catastrophe or other events, our operations could be seriously harmed.

•	Our defined benefit pension plans are subject to financial market risks that could adversely affect our financial statements.
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

OVERVIEW
General
As a result of the Company’s geographic and industry diversity, the Company faces a variety of opportunities and challenges, including rapid technological development (particularly with respect to computing, automation, artificial intelligence, mobile connectivity, communications and digitization) in most of the Company’s served markets, the expansion and evolution of opportunities in high-growth markets, trends and costs associated with a global labor force, consolidation of the Company’s competitors and increasing regulation.  The Company operates in a highly competitive business environment in most markets, and the Company’s long-term growth and profitability will depend in particular on its ability to expand its business in high-

growth geographies and high-growth market segments, identify, consummate and integrate appropriate acquisitions, develop innovative and differentiated new products and services with higher gross profit margins, expand and improve the effectiveness of the Company’s sales force, continue to reduce costs and improve operating efficiency and quality, and effectively address the demands of an increasingly regulated environment.  The Company is making significant investments, organically and through acquisitions, to address the rapid pace of technological change in its served markets and to globalize its manufacturing, research and development and customer-facing resources (particularly in high-growth markets) in order to be responsive to the Company’s customers throughout the world and improve the efficiency of the Company’s operations.
Business Performance and Outlook
During the second quarter of 2018, the Company’s revenues increased 10.5% compared to the comparable period of 2017. While differences exist among the Company’s businesses, on an overall basis, demand for the Company’s products and services increased during the second quarter of 2018 compared to the comparable period of 2017. This demand, together with the Company’s continued investments in sales growth initiatives and the other business-specific factors discussed below, contributed to year-over-year core sales growth of 6.0% (for the definition of “core sales” or “core revenue” refer to “—Results of Operations” below). Geographically, both high-growth and developed markets contributed to core sales growth during the second quarter of 2018. Core revenues in high-growth markets increased at a high-single digit rate during the second quarter of 2018 as compared to the comparable period of 2017 led primarily by continued strength in China. High-growth markets represented approximately 31% of the Company’s total sales in the second quarter of 2018. Core revenues in developed markets increased at a mid-single digit rate during the second quarter of 2018 led primarily by growth in North America and Western Europe. The Company expects overall year-over-year sales growth to continue for the remainder of 2018 but remains cautious about challenges due to macro-economic and geopolitical uncertainties, including global uncertainties related to trade, tariffs, monetary and fiscal policies. For additional information regarding the Company’s sales by geographical region during the three and six-month periods ended June 29, 2018, please refer to Note 2 to the accompanying Consolidated Condensed Financial Statements.
The Company’s income from continuing operations for the three and six-month periods ended June 29, 2018 totaled $674 million or $0.95 per diluted share and approximately $1.2 billion or $1.75 per diluted share, respectively, compared to $557 million or $0.79 per diluted share and approximately $1.0 billion or $1.48 per diluted share, respectively, for the three and six-month periods ended June 30, 2017. The factors discussed below in “Results of Operations” are the primary drivers of the increase in diluted earnings per share for the three and six-month periods ended June 29, 2018.
The Company recorded a net increase to beginning retained earnings of $3 million as of January 1, 2018 due to the cumulative impact of adopting ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The impact to beginning retained earnings was primarily driven by the capitalization of certain costs to obtain a contract, primarily sales-related commissions, partially offset by the deferral of revenue for unfulfilled performance obligations. The adoption of this ASU did not have a significant impact on the Company’s Consolidated Condensed Financial Statements as of and for the three and six-month periods ended June 29, 2018 and, as a result, comparisons of revenues and operating profit performance between periods are not affected by the adoption of this ASU. Refer to Note 2 to the accompanying Consolidated Condensed Financial Statements.
Acquisitions & Proposed Separation
Our growth strategy contemplates future acquisitions. Our operations and results can be affected by the rate and extent to which appropriate acquisition opportunities are available, acquired businesses are effectively integrated, and anticipated synergies or cost savings are achieved.
On April 13, 2018, the Company acquired IDT, a privately-held manufacturer of custom DNA and RNA oligonucleotides serving customers in the academic and biopharmaceutical research, biotechnology, agriculture, clinical diagnostics and pharmaceutical development end-markets, for a purchase price of approximately $2.1 billion, net of cash acquired. IDT had revenues of approximately $260 million in 2017. The Company financed the acquisition of IDT with available cash and proceeds from the issuance of commercial paper. The Company preliminarily recorded approximately $1.1 billion of goodwill related to the IDT acquisition. The acquisition of IDT provides additional sales and earnings growth opportunities for the Company’s Life Sciences segment by expanding the segment’s product line diversity, including new product and service offerings in the area of genomics consumables, and through the potential future acquisition of complementary businesses.
For a description of Danaher’s plan to distribute ownership of its Dental business to Danaher shareholders in a tax-free spin-off transaction, please see “Results of Operations—Dental.”

Currency Exchange Rates
On a year-over-year basis, currency exchange rates positively impacted reported sales by approximately 2.5% and 4.0% for the three and six-month periods ended June 29, 2018, respectively, compared to the comparable periods of 2017, primarily due to the weakness of the U.S. dollar against several major currencies in the first half of 2018. The recent strengthening of the U.S. dollar has mitigated this impact and if the currency exchange rates in effect as of June 29, 2018 were to prevail throughout the remainder of 2018, currency exchange rates would reduce the Company’s estimated sales for the second half of 2018 by approximately 1.0% on a year-over-year basis. Any future strengthening of the U.S. dollar against major currencies would adversely impact the Company’s sales and results of operations for the remainder of the year, and any weakening of the U.S. dollar against major currencies would positively impact the Company’s sales and results of operations for the remainder of the year.

RESULTS OF OPERATIONS
Non-GAAP Measures
In this report, references to the non-GAAP measure of core sales (also referred to as core revenues or sales/revenues from existing businesses) refer to sales from continuing operations calculated according to U.S. GAAP, but excluding:

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
Revenue Performance

	% Change Three-Month Period Ended June 29, 2018 vs. Comparable 2017 Period	% Change Six- Month Period Ended June 29, 2018 vs. Comparable 2017 Period
Total sales growth (GAAP)	10.5%	11.0%
Less the impact of:
Acquisitions	(2.0)%	(1.5)%
Currency exchange rates	(2.5)%	(4.0)%
Core revenue growth (non-GAAP)	6.0%	5.5%

Operating Profit Performance
Operating profit margins increased 240 basis points during the three-month period ended June 29, 2018 as compared to the comparable period of 2017.
Second quarter 2018 vs. second quarter 2017 operating profit margin comparisons were favorably impacted by:

•
Higher 2018 core sales volumes, incremental year-over-year cost savings associated with continuing productivity improvement initiatives taken in 2018 and 2017 and the impact of the weaker U.S. dollar in the second quarter of 2018, net of incremental year-over-year costs associated with various new product development, sales, service and marketing growth investments - 105 basis points

•	Restructuring, impairment and other related charges related to discontinuing a product line in the second quarter of 2017 - 170 basis points

•	Second quarter 2018 gain on resolution of acquisition-related matters - 20 basis points
Second quarter 2018 vs. second quarter 2017 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2018 of acquired businesses - 20 basis points

•	Acquisition-related charges associated with transaction costs and fair value adjustments to acquired inventory recorded in 2018 in connection with the IDT acquisition - 35 basis points
Operating profit margins increased 180 basis points during the six-month period ended June 29, 2018 as compared to the comparable period of 2017.

Year-to-date 2018 vs. year-to-date 2017 operating profit margin comparisons were favorably impacted by:

•
Higher 2018 sales volumes from existing businesses and incremental year-over-year cost savings associated with the ongoing restructuring actions and continuing productivity improvement initiatives taken in 2018 and 2017 and the impact of the weaker U.S. dollar in 2018, net of incremental year-over-year costs associated with various new product development, sales, service and marketing growth investments - 120 basis points

•	Restructuring, impairment and other related charges related to discontinuing a product line in the second quarter of 2017 - 85 basis points

•	Second quarter 2018 gain on resolution of acquisition-related matters - 10 basis points

Year-to-date 2018 vs. year-to-date 2017 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2017 of acquired businesses - 20 basis points

•	Acquisition-related charges associated with transaction costs and fair value adjustments to acquired inventory recorded in 2018 in connection with the IDT acquisition - 15 basis points
Business Segments
Sales by business segment for each of the periods indicated were as follows ($ in millions):

	Three-Month Period Ended		Six-Month Period Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Life Sciences	$1,605.2	$1,384.3	$3,081.2	$2,692.4
Diagnostics	1,550.9	1,440.0	3,070.6	2,767.3
Dental	733.4	702.6	1,406.0	1,358.1
Environmental & Applied Solutions	1,091.5	983.2	2,118.6	1,898.0
Total	$4,981.0	$4,510.1	$9,676.4	$8,715.8
For information regarding the Company’s sales by geographical region during the three and six-month periods ended June 29, 2018, please refer to Note 2 to the accompanying Consolidated Condensed Financial Statements.

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
Life Sciences Selected Financial Data

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Sales	$1,605.2	$1,384.3	$3,081.2	$2,692.4
Operating profit	291.5	221.6	562.8	433.2
Depreciation	31.6	29.0	62.2	59.1
Amortization	90.5	76.4	171.2	153.0
Operating profit as a % of sales	18.2%	16.0%	18.3%	16.1%
Depreciation as a % of sales	2.0%	2.1%	2.0%	2.2%
Amortization as a % of sales	5.6%	5.5%	5.6%	5.7%
Revenue Performance

	% Change Three-Month Period Ended June 29, 2018 vs. Comparable 2017 Period	% Change Six- Month Period Ended June 29, 2018 vs. Comparable 2017 Period
Total sales growth (GAAP)	16.0%	14.5%
Less the impact of:
Acquisitions	(6.0)%	(3.5)%
Currency exchange rates	(2.5)%	(4.5)%
Core revenue growth (non-GAAP)	7.5%	6.5%
Price increases in the segment contributed 1.0% and 0.5% to sales growth on a year-over-year basis during the three and six-month periods ended June 29, 2018, respectively, and are reflected as a component of core revenue growth.
Core sales of the business’ broad range of mass spectrometers grew on a year-over-year basis during both the three and six-month periods ended June 29, 2018, led by strong sales growth in high-growth markets, primarily China, and North America. Core sales of microscopy products grew during both the three and six-month periods ended June 29, 2018 across most major end-markets, due partially to demand related to the release of new products. Geographically, demand for microscopy products increased primarily in the developed markets, led by North America. Demand for the business’ flow cytometry and particle counting product lines was strong across most major geographies with particular strength in North America, China and Western Europe in both the three and six-month periods ended June 29, 2018 as compared to the comparable periods in 2017. Recent product launches also contributed to the increased demand. Core sales for filtration, separation and purification technologies increased in both the three and six-month periods ended June 29, 2018 compared to the comparable periods in 2017, led by continued growth in the biopharmaceuticals and microelectronics end-markets across most major geographies.
Sales growth from acquisitions is primarily due to the acquisition of IDT in April 2018. IDT provides additional sales and earnings growth opportunities for the segment by expanding the segment’s product line diversity, including new product and service offerings in the area of genomics consumables, and through the potential future acquisition of complementary businesses. During the three-month period ended June 29, 2018, IDT’s revenues grew on a year-over-year basis with growth across all major geographies and product lines.

Operating Profit Performance
Operating profit margins increased 220 basis points during the three-month period ended June 29, 2018 as compared to the comparable period of 2017.
Second quarter 2018 vs. second quarter 2017 operating profit margin comparisons were favorably impacted by:

•
Higher 2018 core sales volumes, incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2017 and the impact of the weaker U.S. dollar in the second quarter of 2018, net of incremental year-over-year costs associated with various new product development, sales and marketing growth investments in 2018 - 290 basis points

•	Second quarter 2018 gain on resolution of acquisition-related matters - 55 basis points
Second quarter 2018 vs. second quarter 2017 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2018 of acquired businesses - 25 basis points

•	Acquisition-related charges associated with transaction costs and fair value adjustments to acquired inventory recorded in 2018 in connection with the IDT acquisition - 100 basis points
Operating profit margins increased 220 basis points during the six-month period ended June 29, 2018 as compared to the comparable period of 2017.
Year-to-date 2018 vs. year-to-date 2017 operating profit margin comparisons were favorably impacted by:

•
Higher 2018 core sales volumes, incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2017 and the impact of the weaker U.S. dollar in the second quarter of 2018, net of incremental year-over-year costs associated with various new product development, sales and marketing growth investments in 2018 - 270 basis points

•	Second quarter 2018 gain on resolution of acquisition-related matters - 30 basis points
Year-to-date 2018 vs. year-to-date 2017 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2018 of acquired businesses - 30 basis points

•	Acquisition-related charges associated with transaction costs and fair value adjustments to acquired inventory recorded in 2018 in connection with the IDT acquisition - 50 basis points

DIAGNOSTICS
The Company’s Diagnostics segment offers analytical instruments, reagents, consumables, software and services that hospitals, physicians’ offices, reference laboratories and other critical care settings use to diagnose disease and make treatment decisions.
Diagnostics Selected Financial Data

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Sales	$1,550.9	$1,440.0	$3,070.6	$2,767.3
Operating profit	274.3	157.6	522.3	312.2
Depreciation	98.0	91.6	192.3	179.2
Amortization	52.6	49.9	105.7	106.0
Operating profit as a % of sales	17.7%	10.9%	17.0%	11.3%
Depreciation as a % of sales	6.3%	6.4%	6.3%	6.5%
Amortization as a % of sales	3.4%	3.5%	3.4%	3.8%

Revenue Performance

	% Change Three-Month Period Ended June 29, 2018 vs. Comparable 2017 Period	% Change Six- Month Period Ended June 29, 2018 vs. Comparable 2017 Period
Total sales growth (GAAP)	7.5%	11.0%
Less the impact of:
Currency exchange rates	(2.5)%	(4.0)%
Core revenue growth (non-GAAP)	5.0%	7.0%
Price increases in the segment did not significantly impact sales growth on a year-over-year basis during the three or six-month periods ended June 29, 2018.
During both the three and six-month periods ended June 29, 2018, core sales grew in the molecular diagnostics business driven by test menu expansion and strong growth in developed markets. During the three-month period ended June 29, 2018, the growth was partially offset by lower project sales in high-growth markets. During the first quarter of 2018, the molecular diagnostics business experienced particularly strong growth in the infectious diseases product line driven in part by the severity of the flu season. Core sales in the segment’s clinical lab business increased on a year-over-year basis for both the three and six-month periods ended June 29, 2018 due to increased demand in the high-growth markets, led by China. Increased demand in the immunoassay and chemistry product lines drove the majority of the growth for both the three and six-month periods. Core sales in the acute care diagnostic business increased year-over-year in both the three and six-month periods ended June 29, 2018, due to continued strong sales of blood gas and immunoassay product lines across most major geographies, with particularly strong growth in the high-growth markets. Core sales in the pathology diagnostics business grew year-over-year in both the three and six-month periods ended June 29, 2018, led by demand for new products in both the advanced staining and core histology product lines. Core sales increased for the pathology diagnostics business across most major geographies, led by North America, Western Europe and China in both the three and six-month periods ended June 29, 2018.
Operating Profit Performance
Operating profit margins increased 680 basis points during the three-month period ended June 29, 2018 as compared to the comparable period of 2017. The following factors favorably impacted year-over-year operating profit margin comparisons:

•
Higher 2018 core sales volumes, incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2017 and the impact of the weaker U.S. dollar in the second quarter of 2018, net of incremental year-over-year costs associated with various new product development, sales, service and marketing growth investments - 150 basis points

•	Restructuring, impairment and other related charges related to discontinuing a product line in the second quarter of 2017 - 530 basis points
Operating profit margins increased 570 basis points during the six-month period ended June 29, 2018 as compared to the comparable period of 2017. The following factors favorably impacted year-over-year operating profit margin comparisons:

•
Higher 2018 core sales volumes, incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2017 and the impact of the weaker U.S. dollar in the second quarter of 2018, net of incremental year-over-year costs associated with various new product development, sales, service and marketing growth investments - 295 basis points

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

Dental Selected Financial Data

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Sales	$733.4	$702.6	$1,406.0	$1,358.1
Operating profit	104.8	109.8	155.7	199.2
Depreciation	9.8	10.2	19.7	20.4
Amortization	22.6	20.2	45.5	40.2
Operating profit as a % of sales	14.3%	15.6%	11.1%	14.7%
Depreciation as a % of sales	1.3%	1.5%	1.4%	1.5%
Amortization as a % of sales	3.1%	2.9%	3.2%	3.0%
Revenue Performance

	% Change Three-Month Period Ended June 29, 2018 vs. Comparable 2017 Period	% Change Six- Month Period Ended June 29, 2018 vs. Comparable 2017 Period
Total sales growth (GAAP)	4.5%	3.5%
Less the impact of:
Currency exchange rates	(2.5)%	(4.0)%
Core revenue growth (non-GAAP)	2.0%	(0.5)%
Price in the segment negatively impacted sales growth by 0.5% on a year-over-year basis in both the three and six-month periods ended June 29, 2018, and are reflected as a component of core revenue growth.
Geographically, year-over-year core revenue growth was driven by China and other high-growth markets in both the three and six-month periods ended June 29, 2018. In the six-month period, this growth was more than offset by lower demand in North America and Western Europe. Core revenue growth for the specialty consumables business, which consists of implant systems and orthodontic products, was led by high-growth markets and North America for both the three and six-month periods ended June 29, 2018. Core sales of dental equipment and traditional dental consumables were up slightly in the three-month period ended June 29, 2018, as increased demand in the high-growth markets was largely offset by weaker demand in the developed markets. For the six-month period ended June 29, 2018, lower core sales of dental equipment and traditional dental consumables product lines in North America more than offset the year-over-year growth in the specialty consumables categories, primarily reflecting the Company’s efforts to reduce the amount of inventory held by several distribution partners as well as the realignment of distributors and manufacturers in the dental industry.
In July 2018, the Company announced its intention to spin-off the Dental business into an independent, publicly traded company. The Dental business had sales for the year-ended December 31, 2017 of $2.8 billion. The transaction is expected to be tax-free to the Company’s shareholders. The Company is targeting to complete the Dental Separation by the second half of 2019, subject to the satisfaction of certain conditions, including obtaining final approval from the Danaher Board of Directors, satisfactory completion of financing, receipt of tax opinions, receipt of favorable rulings from the IRS and receipt of other regulatory approvals.
Operating Profit Performance
Operating profit margins decreased 130 basis points during the three-month period ended June 29, 2018 as compared to the comparable period of 2017. The following factors unfavorably impacted year-over-year operating profit margin comparisons:

•
Incremental year-over-year costs associated with sales and marketing growth investments and increased spending on productivity initiatives in 2018 and lower overall pricing, net of higher core sales volumes, cost savings associated with productivity initiatives taken in 2017 and the impact of the weaker U.S. dollar in 2018 - 125 basis points

•	The incremental net dilutive effect in 2018 of acquired businesses - 5 basis points

Operating profit margins decreased 360 basis points during the six-month period ended June 29, 2018 as compared to the comparable period of 2017. The following factors unfavorably impacted year-over-year operating profit margin comparisons:

•
Lower core sales of dental equipment and traditional dental consumables, incremental year-over-year costs associated with sales and marketing growth investments, lower overall pricing and increased spending on productivity initiatives in 2018, net of cost savings associated with productivity initiatives taken in 2017 and the impact of the weaker U.S. dollar in 2018 - 355 basis points

•	The incremental net dilutive effect in 2018 of acquired businesses - 5 basis points

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
Environmental & Applied Solutions Selected Financial Data

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Sales	$1,091.5	$983.2	$2,118.6	$1,898.0
Operating profit	251.0	235.2	478.2	443.2
Depreciation	12.1	10.4	23.8	20.3
Amortization	15.4	13.8	31.0	27.2
Operating profit as a % of sales	23.0%	23.9%	22.6%	23.4%
Depreciation as a % of sales	1.1%	1.1%	1.1%	1.1%
Amortization as a % of sales	1.4%	1.4%	1.5%	1.4%
Revenue Performance

	% Change Three-Month Period Ended June 29, 2018 vs. Comparable 2017 Period	% Change Six- Month Period Ended June 29, 2018 vs. Comparable 2017 Period
Total sales growth (GAAP)	11.0%	11.5%
Less the impact of:
Acquisitions	(1.5)%	(2.0)%
Currency exchange rates	(2.5)%	(3.5)%
Core revenue growth (non-GAAP)	7.0%	6.0%
Price increases in the segment contributed 2.0% and 1.5% to sales growth on a year-over-year basis during the three and six-month periods ended June 29, 2018, respectively, and are reflected as a component of core revenue growth.
Core sales in the segment’s water quality business grew at high-single digit rates during both the three and six-month periods ended June 29, 2018, as compared to the comparable periods of 2017. Year-over-year core sales in the analytical instrumentation product line increased in both the three and six-month periods, driven by higher demand across most major geographies, led by China, North America and Western Europe. Core revenue growth in the business’ chemical treatment solutions product line for both the three and six-month periods was driven by higher demand in primary metals, paper, mining and commercial and institutional end-markets, partially offset by lower demand in the food and chemical end-markets in the three and six-month periods as well as the oil and gas end-market for the six-month period. Geographically, year-over-year core revenue growth for chemical treatment solutions was driven by increased demand in North America and high-growth markets for both the three and six-month periods. Core sales in the business’ ultraviolet water disinfection product line increased both in the three and six-month periods ended June 29, 2018 as compared to the comparable periods of 2017, led by strength in municipal end-markets. Geographically, year-over-year core revenue growth for ultraviolet water disinfection products was driven by higher demand in North America in the three-month period and North America and China in the six-month period, partially offset by softer demand in Western Europe in both periods.
Core sales in the segment’s product identification businesses grew at a mid-single digit rate during both the three and six-month periods ended June 29, 2018 as compared to the comparable periods of 2017. Continued strong year-over-year demand for marking and coding equipment and related consumables in most major geographies, led by Western Europe, North America and high-growth markets, drove the majority of the core revenue growth. Demand for packaging and color solutions products and services decreased slightly for the three-month period June 29, 2018 and was essentially flat for the six-month period ended June 29, 2018 as compared to the comparable periods of 2017. Geographically, year-over-year core revenue growth for packaging and color solutions products and services was driven by developed markets, largely offset by weaker demand in the high-growth markets for the six-month period. For the three-month period, weaker demand in the developed markets more than offset increased demand in the high-growth markets.
Operating Profit Performance
Operating profit margins decreased 90 basis points during the three-month period ended June 29, 2018 as compared to the comparable period of 2017. The following factors unfavorably impacted year-over-year operating profit margin comparisons:

•
Higher year-over-year costs associated with various new product development, sales and marketing growth investments and higher raw material costs, net of the impact of higher core sales volumes and the impact of the weaker U.S. dollar in 2018 - 50 basis points

•	The incremental net dilutive effect in 2018 of acquired businesses - 40 basis points
Operating profit margins decreased 80 basis points during the six-month period ended June 29, 2018 as compared to the comparable period of 2017. The following factors unfavorably impacted year-over-year operating profit margin comparisons:

•
Higher year-over-year costs associated with various new product development, sales and marketing growth investments and higher raw material costs, net of the impact of higher core sales volumes and the impact of the weaker U.S. dollar in 2018 - 25 basis points

•	The incremental net dilutive effect in 2018 of acquired businesses - 55 basis points

COST OF SALES AND GROSS PROFIT

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Sales	$4,981.0	$4,510.1	$9,676.4	$8,715.8
Cost of sales	(2,163.9)	(2,027.8)	(4,215.7)	(3,899.2)
Gross profit	$2,817.1	$2,482.3	$5,460.7	$4,816.6
Gross profit margin	56.6%	55.0%	56.4%	55.3%
The year-over-year increase in cost of sales during both the three and six-month periods ended June 29, 2018 as compared to the comparable periods in 2017, is due primarily to the impact of higher year-over-year sales volumes, including sales from recently acquired businesses, partly offset by incremental year-over-year cost savings associated with the restructuring and continued productivity improvement actions taken in 2017.
The year-over-year increase in gross profit margins during both the three and six-month periods ended June 29, 2018 as compared to the comparable periods in 2017, is due primarily to the favorable impact of higher year-over-year sales volumes and the increased leverage of certain manufacturing costs as well as the impact of incremental year-over-year cost savings associated with the restructuring activities and continued productivity improvement actions taken in 2017. Gross profit margins also were positively impacted by the weakness of the U.S. dollar against other major currencies during both the three and six-month periods ended June 29, 2018 as compared to the comparable periods in 2017.

OPERATING EXPENSES

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Sales	$4,981.0	$4,510.1	$9,676.4	$8,715.8
Selling, general and administrative (“SG&A”) expenses	1,637.9	1,522.3	3,239.8	2,972.2
Research and development (“R&D”) expenses	311.7	283.3	610.4	550.7
SG&A as a % of sales	32.9%	33.8%	33.5%	34.1%
R&D as a % of sales	6.3%	6.3%	6.3%	6.3%
The year-over-year decrease in SG&A expenses as a percentage of sales for both the three and six-month periods ended June 29, 2018 as compared to the comparable periods in 2017, was driven by the benefit of increased leverage of the Company’s general and administrative cost base resulting from higher 2018 sales volumes and the impact of the restructuring, impairment and other related charges incurred in the second quarter of 2017 related to discontinuing a product line, net of continuing productivity initiatives taken in 2018, partially offset by continued investments in sales and marketing growth initiatives.
Year-over-year, R&D expenses (consisting principally of internal and contract engineering personnel costs) remained constant as a percentage of sales for both the three and six-month periods ended June 29, 2018 as compared to the comparable periods in 2017. Year-over-year increases in spending in the Company’s new product development initiatives corresponded to the increase in sales.

NONOPERATING INCOME (EXPENSE)
As described in Note 1 and Note 8 to the accompanying Condensed Consolidated Financial Statements, in the first quarter of 2018, the Company adopted ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU requires the Company to disaggregate the service cost component from the other components of net periodic benefit costs and requires the Company to present the other components of net periodic benefit cost in other income, net. The ASU also requires application on a retrospective basis. The other components of net periodic benefit costs included in other income, net for the three and six-month periods ended June 29, 2018 were $8.3 million and $16.1 million, respectively, compared to $7.0 million and $13.9 million for the three and six-month periods ended June 30, 2017, respectively.

INTEREST COSTS AND FINANCING
For a discussion of the Company’s outstanding indebtedness, refer to Note 7 to the accompanying Consolidated Condensed Financial Statements.
Interest expense of $43 million and $82 million for the three and six-month periods ended June 29, 2018, respectively, was $3 million higher and $1 million higher than the comparable periods of 2017, respectively, due primarily to higher average interest rates on outstanding borrowings during 2018 as compared with the average interest rates in 2017 and the impact of the weaker U.S. dollar in 2018, partially offset by lower average outstanding U.S. commercial paper borrowings in 2018 compared to 2017.

INCOME TAXES
The following table summarizes the Company’s effective tax rate from continuing operations:

	Three-Month Period Ended		Six-Month Period Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Effective tax rate from continuing operations	19.3%	13.6%	19.9%	15.4%
The Company’s effective tax rate for 2018 was slightly lower than the U.S. federal statutory rate of 21.0% due principally to the impact of the Company’s earnings outside the United States which overall are taxed at rates lower than the U.S. federal rate. The effective tax rate for the three-month period ended June 29, 2018 includes the benefit of a lower U.S. corporate income tax rate of 21.0% from the enactment of the TCJA, partially offset by a new minimum tax on certain non-U.S. earnings. The effective tax rate for the three and six-month periods ended June 29, 2018 also includes net tax benefits of $9 million ($0.01 per diluted share) for release of reserves upon the expiration of statutes of limitation and excess tax benefits from stock-based compensation which were partially offset by increases in estimates associated with prior period uncertain tax provisions and other matters.
The Company’s effective tax rate for 2017 differed from the then-effective U.S. federal statutory rate of 35.0% due principally to the Company’s earnings outside the United States which generally are taxed at rates lower than such U.S. federal rate. The effective tax rate for the three-month period ended June 30, 2017 included a benefit from the release of reserves upon the expiration of statutes of limitations and audit settlements, as well as higher tax benefits from restructuring charges that are predominantly in the United States, which in aggregate decreased the reported tax rate by 6.9%. The effective tax rate for the six-month period ended June 30, 2017 reflects the aforementioned benefits recorded in the second quarter of 2017 and higher than expected benefits recorded in the first quarter of 2017 related to excess tax benefits from stock-based compensation, which in aggregate reduced the reported tax rate by 5.1%.
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
Due to the complexities involved in accounting for the enactment of the TCJA, SAB No. 118 allowed the Company to record provisional amounts in earnings for the year ended December 31, 2017. SAB No. 118 provides that where reasonable estimates can be made, the provisional accounting should be based on such estimates and when no reasonable estimate can be made, the provisional accounting may be based on the tax law in effect before the TCJA. During the three and six-month periods ended June 29, 2018, there were no changes made to the provisional amounts recognized in 2017. The Company continues to analyze the effects of the TCJA on its Consolidated Condensed Financial Statements. Additional impacts from the enactment of the TCJA will be recorded as they are identified during the measurement period as provided for in SAB No. 118, which extends up to one year from the enactment date. The final impact of the TCJA may differ from the provisional amounts that have been recognized, possibly materially, due to, among other things, changes in the Company’s interpretation of the TCJA, legislative or administrative actions to clarify the intent of the statutory language provided that differ from the Company’s current interpretation, any changes in accounting standards for income taxes or related interpretations in response to the TCJA, or any updates or changes to estimates utilized to calculate the impacts, including changes to current year earnings estimates and applicable foreign exchange rates. Additionally, the Company’s U.S. tax returns for 2017 will be filed during the fourth quarter of 2018 and any changes to the tax positions for temporary differences compared to the estimates used will result in an adjustment of the estimated tax benefit recorded as of December 31, 2017.

The Company also continues to evaluate the impact of the GILTI provisions under the TCJA which are complex and subject to continuing regulatory interpretation by the IRS. The Company is required to make an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). The Company’s accounting policy election with respect to the new GILTI Tax rules will depend, in part, on analyzing its global income to determine whether it can reasonably estimate the tax impact. While the Company has included an estimate of GILTI in its estimated effective tax rate for 2018, it has not completed its analysis and has not determined which method to elect. Adjustments related to the amount of GILTI Tax recorded in its Consolidated Condensed Financial Statements may be required based on the outcome of this election.
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
The Company and its subsidiaries are routinely examined by various domestic and international taxing authorities. The IRS has completed the examinations of substantially all of the Company’s federal income tax returns through 2011 and is currently examining certain of the Company’s federal income tax returns for 2012 through 2015. In addition, the Company has subsidiaries in Austria, Belgium, Canada, China, Denmark, Finland, France, Germany, Hong Kong, India, Italy, Japan, New Zealand, Sweden, Switzerland and the United Kingdom and various other countries, states and provinces that are currently under audit for years ranging from 2004 through 2016.
Tax authorities in Denmark have raised significant issues related to interest accrued by certain of the Company’s subsidiaries. On December 10, 2013, the Company received assessments from the Danish tax authority totaling approximately DKK 1.6 billion including interest through June 29, 2018 (approximately $245 million based on the exchange rate as of June 29, 2018), imposing withholding tax relating to interest accrued in Denmark on borrowings from certain of the Company’s subsidiaries for the years 2004-2009. The Company is currently in discussions with SKAT and anticipates receiving an assessment for years 2010-2012 totaling approximately DKK 924 million including interest through June 29, 2018 (approximately $145 million based on the exchange rate as of June 29, 2018). Management believes the positions the Company has taken in Denmark are in accordance with the relevant tax laws and is vigorously defending its positions. The Company appealed these assessments to the National Tax Tribunal in 2014 and intends on pursuing this matter through the European Court of Justice should this appeal be unsuccessful. The ultimate resolution of this matter is uncertain, could take many years, and could result in a material adverse impact to the Company’s consolidated financial statements, including its effective tax rate.
Excluding discrete tax adjustments, the Company’s year-to-date effective tax rate was 20.4%. The Company’s effective tax rate could vary as a result of many factors, including but not limited to the following:

•
The expected rate for the remainder of 2018 includes the anticipated discrete income tax benefits from excess tax deductions related to the Company’s stock compensation programs, which are reflected as a reduction in tax expense, though the actual benefits (if any) will depend on the Company’s stock price and stock option exercise patterns.

•	The actual mix of earnings by jurisdiction could fluctuate from the Company’s projection.

•
The tax effects of other discrete items, including accruals related to tax contingencies, the resolution of worldwide tax matters, tax audit settlements, statute of limitations expirations and changes in tax regulations.

•	Any future legislative changes or potential tax reform, the impact of future regulations and guidance implementing the TCJA and any related additional tax planning efforts to address these changes.
As a result of the uncertainty in predicting these items, it is reasonably possible that the actual effective tax rate used for financial reporting purposes will change in future periods.
In the six-month period ended June 30, 2017, the Company recorded a $22 million income tax benefit related to the release of previously provided reserves associated with uncertain tax positions on certain Danaher tax returns which were jointly filed with Fortive entities. These reserves were released due to the expiration of statutes of limitations for those returns. This income tax benefit was included in earnings from discontinued operations in the accompanying Consolidated Condensed Statement of Earnings.

COMPREHENSIVE INCOME
For the three and six-month periods ended June 29, 2018, comprehensive income decreased $809 million and $764 million, respectively, as compared to the comparable periods of 2017. These declines were primarily due to the losses from foreign currency translation adjustments in the three and six-month periods ended June 29, 2018 as compared to the gains from foreign currency translation adjustments realized in the comparable periods of 2017 partially offset by higher net earnings in the three and six-month periods ended June 29, 2018. For the three and six-month periods ended June 29, 2018, the Company recorded a foreign currency translation loss of $641 million and $347 million, respectively, as compared to a translation gain of $275 million and $579 million for the three and six-month periods ended June 30, 2017, respectively.

INFLATION
The effect of inflation on the Company’s revenues and net earnings was not significant in the three and six-month periods ended June 29, 2018.

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
Following is an overview of the Company’s cash flows and liquidity ($ in millions):
Overview of Cash Flows and Liquidity

	Six-Month Period Ended
($ in millions)	June 29, 2018	June 30, 2017
Total operating cash flows provided by continuing operations	$1,864.9	$1,570.7

Cash paid for acquisitions	$(2,067.8)	$(93.9)
Payments for additions to property, plant and equipment	(291.7)	(306.5)
Proceeds from sales of property, plant and equipment	1.4	30.0
Proceeds from sale of investments	22.1	—
All other investing activities	(29.3)	(2.5)
Net operating cash used in investing activities	$(2,365.3)	$(372.9)

Proceeds from the issuance of common stock	$49.7	$35.8
Payment of dividends	(209.3)	(183.9)
Payment for purchase of noncontrolling interests	—	(64.4)
Net proceeds from (repayments of) borrowings (maturities of 90 days or less)	1,030.1	(2,387.5)
Proceeds from borrowings (maturities longer than 90 days)	—	1,684.0
Repayments of borrowings (maturities longer than 90 days)	(3.9)	(562.4)
All other financing activities	(16.2)	(37.3)
Net operating cash provided by (used in) financing activities	$850.4	$(1,515.7)

•
Operating cash flows from continuing operations increased $294 million, or approximately 19%, during the first six months of 2018 as compared to the first six months of 2017, primarily due to higher earnings and higher cash provided by trade accounts receivable, inventories and accounts payable during the period compared to the prior year.

•
On March 23, 2018, Danaher entered into the 364-Day Facility which provides liquidity support for an expansion of Danaher’s U.S. and euro-denominated commercial paper programs and for general corporate purposes. Danaher used proceeds from the issuance of U.S. dollar and euro-denominated commercial paper to fund a portion of the purchase price for the acquisition of IDT in April 2018.

•	As of June 29, 2018, the Company held $904 million of cash and cash equivalents.

Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impact reported cash flows.
Operating cash flows from continuing operations were $1.9 billion for the first six months of 2018, an increase of $294 million, or approximately 19%, as compared to the comparable period of 2017. The year-over-year change in operating cash flows from 2017 to 2018 was primarily attributable to the following factors:

•	2018 operating cash flows reflected an increase of $199 million in net earnings from continuing operations for the first six months of 2018 as compared to the comparable period in 2017.

•
Net earnings from continuing operations for the first six months of 2018 reflected an increase of $47 million of depreciation and amortization expense as compared to the comparable period of 2017. Amortization expense primarily relates to the amortization of intangible assets acquired in connection with acquisitions and increased due to recently acquired businesses. Depreciation expense relates to both the Company’s manufacturing and operating facilities as well as instrumentation leased to customers under operating-type lease arrangements and increased due primarily to the impact of increased capital expenditures. Depreciation and amortization are noncash expenses that decrease earnings without a corresponding impact to operating cash flows.

•
The aggregate of trade accounts receivable, inventories and trade accounts payable provided $50 million in operating cash flows during the first six months of 2018, compared to $77 million of operating cash flows used in the comparable period of 2017. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories and trade accounts payable depends upon how effectively the Company manages the cash conversion cycle, which effectively represents the number of days that elapse from the day it pays for the purchase of raw materials and components to the collection of cash from its customers and can be significantly impacted by the timing of collections and payments in a period.

•
The aggregate of prepaid expenses and other assets and accrued expenses and other liabilities used $154 million of operating cash flows during the first six months of 2018, compared to $123 million used in the comparable period of 2017. This use of operational cash flow in the first six months of 2018 resulted primarily from the timing of cash payments for income taxes, various employee-related liabilities, customer funding and accrued expenses during the first six months of 2018 compared to the comparable period of 2017.

Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures, including instruments leased to customers, cash used for investments and cash proceeds from divestitures of businesses or assets.
Net cash used in investing activities from continuing operations was $2.4 billion during the first six months of 2018 compared to $373 million of cash used in the first six months of 2017. For a discussion of the Company’s acquisitions during the first six months of 2018 refer to “—Overview”.
Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development, improving information technology systems and the manufacture of instruments that are used in operating-type lease arrangements that certain of the Company’s businesses enter into with customers. Capital expenditures decreased $15 million on a year-over-year basis for the first six months of 2018 compared to 2017 due to decreased investment in construction of new facilities, partially offset by increases in investments in operating assets at newly acquired businesses such as IDT. For the full year 2018, the Company forecasts capital spending to be approximately $700 million, though actual expenditures will ultimately depend on business conditions.
During the first six months of 2018, the Company received cash proceeds of $22 million from the collection of short-term other receivables related to the sale of certain marketable equity securities during 2017.

Financing Activities and Indebtedness
Cash flows relating to financing activities consist primarily of cash flows associated with the issuance and repayments of commercial paper and other debt, issuance and repurchases of common stock and payments of cash dividends to shareholders. Financing activities from continuing operations provided cash of $850 million during the first six months of 2018 compared to approximately $1.5 billion of cash used in the comparable period of 2017. The year-over-year increase in cash provided in financing activities was due primarily to higher net proceeds from commercial paper borrowings in 2018, as the Company issued commercial paper to pay for a portion of the acquisition price of IDT in April 2018. Additionally, lower repayments of long-term debt in the first half of 2018 as compared to the comparable period in 2017 contributed to the cash provided in financing activities. Both of these factors were partially offset by lower proceeds from the issuance of long-term notes in the first half of 2018 as compared to the comparable period of 2017. In addition, the Company paid $64 million to a noncontrolling interest holder in the first quarter of 2017 which contributed to the use of cash from financing activities in the prior period.
For a description of the Company’s outstanding debt as of June 29, 2018, the debt issued and debt repaid during the six-month period ended June 29, 2018 and the Company’s commercial paper programs and credit facilities, refer to Note 7 to the accompanying Consolidated Condensed Financial Statements. As of June 29, 2018, the Company was in compliance with all of its debt covenants.
The Company satisfies any short-term liquidity needs that are not met through operating cash flow and available cash primarily through issuances of commercial paper under its U.S. dollar and euro-denominated commercial paper programs. Credit support for the commercial paper programs is generally provided by the Company’s $4.0 billion Credit Facility and $1.0 billion 364-Day Facility.
As of June 29, 2018, Danaher had the ability to incur an additional approximately $1.6 billion of indebtedness in direct borrowings under the Credit Facility, 364-Day Facility or under outstanding commercial paper facilities (based on aggregate amounts available under the Credit Facility and 364-Day Facility that were not being used to backstop outstanding commercial paper balances).
The Company has classified $500 million of the 2018 U.S. Notes and approximately $3.4 billion of its borrowings outstanding under the commercial paper programs as of June 29, 2018 as long-term debt in the accompanying Consolidated Condensed Balance Sheet as the Company had the intent and ability, as supported by availability under the Credit Facility, to refinance these borrowings for at least one year from the balance sheet date. As commercial paper obligations mature, the Company may issue additional short-term commercial paper obligations to refinance all or part of these borrowings.

Stock Repurchase Program
For information regarding the Company’s stock repurchase program, please see Part II—Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” in this Form 10-Q.

Dividends
Aggregate cash payments for dividends during the first six months of 2018 were $209 million. The increase over the comparable period of 2017 results from increases in the quarterly dividend rate effective with respect to the dividend paid in the second quarter of 2017 and with respect to the dividend paid in the second quarter of 2018.
In the second quarter of 2018, the Company declared a regular quarterly dividend of $0.16 per share payable on July 27, 2018 to holders of record on June 29, 2018, reflecting a 14% increase in the per share amount of the Company’s quarterly dividend compared to the second quarter of 2017.

Cash and Cash Requirements
As of June 29, 2018, the Company held $904 million of cash and cash equivalents that were held on deposit with financial institutions or invested in highly liquid investment-grade debt instruments with a maturity of 90 days or less with an approximate weighted average annual interest rate of 0.9%. Of this amount, $148 million was held within the United States and $756 million was held outside of the United States. The Company will continue to have cash requirements to support working capital needs, capital expenditures and acquisitions, pay interest and service debt, pay taxes and any related interest or penalties, fund its restructuring activities and pension plans as required, pay dividends to shareholders, repurchase shares of the Company’s common stock and support other business needs.
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
While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company’s foreign cash could be repatriated to the United States. Following enactment of the TCJA and the associated Transition Tax, in general, repatriation of cash to the United States can be completed with no incremental U.S. tax; however, repatriation of cash could subject the Company to non-U.S. jurisdictional taxes on distributions. The cash that the Company’s non-U.S. subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. The income taxes, if any, applicable to such earnings including basis differences in our foreign subsidiaries are not readily determinable. The Company continues to evaluate the impact of the TCJA on its election to indefinitely reinvest certain of its non-U.S. earnings. As of June 29, 2018, management forecasts that it has sufficient liquidity to satisfy its cash needs, including its cash needs in the United States.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Instruments and Risk Management,” in the Company’s 2017 Annual Report. There were no material changes during the quarter ended June 29, 2018 to this information reported in the Company’s 2017 Annual Report.

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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In September 2016, the U.S. Environmental Protection Agency (“EPA”) issued a Notice of Violation to the Richmond, Illinois facility of Leica Biosystems Richmond, Inc. (“Leica Biosystems”), an indirect subsidiary of the Company, alleging that the facility violated certain provisions of the Clean Air Act and related regulations pertaining to permitting requirements, emissions limitations and the installation and use of proper controls.  In December 2017, Leica Biosystems and the EPA reached an agreement in principle on an agency administrative settlement whereby all of Leica Biosystems’ alleged violations would be settled for a payment of approximately $175 thousand and certain injunctive relief.  The parties expect to reflect the terms of the agreement in principle in an administrative order.  The Company does not believe that the final resolution of this matter will have a material adverse effect on the Company’s results of operations, cash flow or financial condition.
For additional information regarding legal proceedings, refer to the section titled “Legal Proceedings” in MD&A in the 2017 Consolidated Financial Statements.

ITEM 1A. RISK FACTORS
Information regarding risk factors can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Information Related to Forward-Looking Statements,” in Part I—Item 2 of this Form 10-Q and in Part I—Item 1A of Danaher’s 2017 Annual Report. There were no material changes during the quarter ended June 29, 2018 to the risk factors reported in the Company’s 2017 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the six-month period ended June 29, 2018.  On July 16, 2013, the Company’s Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Repurchase Program, and the timing and amount of any shares repurchased under the program will be determined by the Company’s management based on its evaluation of market conditions and other factors.  The Repurchase Program may be suspended or discontinued at any time.  Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plans) and for other corporate purposes. As of June 29, 2018, 20 million shares remained available for repurchase pursuant to the Repurchase Program. The Company expects to fund any future stock repurchases using the Company’s available cash balances or proceeds from the issuance of debt.
During the second quarter of 2018, holders of certain of the Company’s Liquid Yield Option Notes due 2021 (“LYONs”) converted such LYONs into an aggregate of 128 thousand shares of Danaher common stock, par value $0.01 per share. In each case, the shares of common stock were issued solely to existing security holders upon conversion of the LYONs pursuant to the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended.
During the second quarter of 2018, Danaher issued an aggregate of 243 thousand shares of Danaher common stock to certain Danaher employees in a private placement pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, for total consideration of $24 million.

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

**
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of June 29, 2018 and December 31, 2017, (ii) Consolidated Condensed Statements of Earnings for the three and six-month periods ended June 29, 2018 and June 30, 2017, (iii) Consolidated Condensed Statements of Comprehensive Income for the three and six-month periods ended June 29, 2018 and June 30, 2017, (iv) Consolidated Condensed Statement of Stockholders’ Equity for the six-month period ended June 29, 2018, (v) Consolidated Condensed Statements of Cash Flows for the six-month periods ended June 29, 2018 and June 30, 2017, and (vi) Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DANAHER CORPORATION

Date:	July 18, 2018	By:	/s/ Daniel L. Comas
Daniel L. Comas
Executive Vice President and Chief Financial Officer

Date:	July 18, 2018	By:	/s/ Robert S. Lutz
Robert S. Lutz
Senior Vice President and Chief Accounting Officer