Form 10-Q
period 2018-09-28
DANAHER CORP /DE/
filed 2018-10-18
CIK 313616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The number of shares of common stock outstanding at October 12, 2018 was 700,902,703.

DANAHER CORPORATION
INDEX
FORM 10-Q

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ and shares in millions, except per share amount)
(unaudited)

	September 28, 2018	December 31, 2017
ASSETS
Current assets:
Cash and equivalents	$776.2	$630.3
Trade accounts receivable, net	3,323.1	3,521.8
Inventories:
Finished goods	1,110.1	982.5
Work in process	331.4	309.7
Raw materials	587.9	548.6
Total inventories	2,029.4	1,840.8
Prepaid expenses and other current assets	701.8	857.1
Total current assets	6,830.5	6,850.0
Property, plant and equipment, net of accumulated depreciation of $2,739.6 and $2,519.4, respectively	2,462.3	2,454.6
Other long-term assets	577.3	538.3
Goodwill	26,035.0	25,138.6
Other intangible assets, net	11,814.4	11,667.1
Total assets	$47,719.5	$46,648.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$59.8	$194.7
Trade accounts payable	1,569.6	1,509.9
Accrued expenses and other liabilities	2,835.9	3,087.7
Total current liabilities	4,465.3	4,792.3
Other long-term liabilities	5,011.0	5,161.1
Long-term debt	10,558.0	10,327.4
Stockholders’ equity:
Common stock - $0.01 par value, 2.0 billion shares authorized; 817.2 and 812.5 issued; 700.8 and 696.6 outstanding, respectively	8.2	8.1
Additional paid-in capital	5,772.2	5,538.2
Retained earnings	24,528.7	22,806.1
Accumulated other comprehensive income (loss)	(2,635.7)	(1,994.2)
Total Danaher stockholders’ equity	27,673.4	26,358.2
Noncontrolling interests	11.8	9.6
Total stockholders’ equity	27,685.2	26,367.8
Total liabilities and stockholders’ equity	$47,719.5	$46,648.6
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three-Month Period Ended		Nine-Month Period Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Sales	$4,853.1	$4,528.2	$14,529.5	$13,244.0
Cost of sales	(2,162.6)	(1,991.4)	(6,378.3)	(5,890.6)
Gross profit	2,690.5	2,536.8	8,151.2	7,353.4
Operating costs:
Selling, general and administrative expenses	(1,558.6)	(1,498.4)	(4,798.4)	(4,470.6)
Research and development expenses	(301.2)	(279.2)	(911.6)	(829.9)
Operating profit	830.7	759.2	2,441.2	2,052.9
Nonoperating income (expense):
Other income, net	9.1	8.3	25.2	22.2
Interest expense	(41.3)	(39.9)	(123.6)	(120.9)
Interest income	2.8	2.2	6.7	5.6
Earnings from continuing operations before income taxes	801.3	729.8	2,349.5	1,959.8
Income taxes	(137.6)	(157.7)	(445.4)	(346.6)
Net earnings from continuing operations	663.7	572.1	1,904.1	1,613.2
Earnings from discontinued operations, net of income taxes	—	—	—	22.3
Net earnings	$663.7	$572.1	$1,904.1	$1,635.5
Net earnings per share from continuing operations:
Basic	$0.95	$0.82	$2.72	$2.32
Diluted	$0.93	$0.81	$2.68	$2.29
Net earnings per share from discontinued operations:
Basic	$—	$—	$—	$0.03
Diluted	$—	$—	$—	$0.03
Net earnings per share:
Basic	$0.95	$0.82	$2.72	$2.35
Diluted	$0.93	$0.81	$2.68	$2.32
Average common stock and common equivalent shares outstanding:
Basic	701.4	696.2	700.1	695.3
Diluted	710.6	705.6	709.9	705.5
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three-Month Period Ended		Nine-Month Period Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Net earnings	$663.7	$572.1	$1,904.1	$1,635.5
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(162.4)	260.0	(509.4)	839.2
Pension and postretirement plan benefit adjustments	5.9	4.6	19.7	14.4
Unrealized (loss) gain on available-for-sale securities adjustments	—	(1.9)	(0.6)	16.3
Total other comprehensive income (loss), net of income taxes	(156.5)	262.7	(490.3)	869.9
Comprehensive income	$507.2	$834.8	$1,413.8	$2,505.4
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
($ and shares in millions)
(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Shares	Amount
Balance, December 31, 2017	812.5	$8.1	$5,538.2	$22,806.1	$(1,994.2)	$9.6
Adoption of accounting standards	—	—	—	154.5	(151.2)	—
Balance, January 1, 2018	812.5	8.1	5,538.2	22,960.6	(2,145.4)	9.6
Net earnings	—	—	—	1,904.1	—	—
Other comprehensive income (loss)	—	—	—	—	(490.3)	—
Dividends declared	—	—	—	(336.0)	—	—
Common stock-based award activity	4.0	0.1	194.0	—	—	—
Common stock issued in connection with acquisitions	0.2	—	23.9	—	—	—
Common stock issued in connection with LYONs’ conversions, including tax benefit of $4.2	0.5	—	16.1	—	—	—
Change in noncontrolling interests	—	—	—	—	—	2.2
Balance, September 28, 2018	817.2	$8.2	$5,772.2	$24,528.7	$(2,635.7)	$11.8
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Nine-Month Period Ended
	September 28, 2018	September 29, 2017
Cash flows from operating activities:
Net earnings	$1,904.1	$1,635.5
Less: earnings from discontinued operations, net of income taxes	—	22.3
Net earnings from continuing operations	1,904.1	1,613.2
Noncash items:
Depreciation	449.4	427.3
Amortization	527.5	492.9
Stock-based compensation expense	111.6	104.8
Restructuring and impairment charges	—	49.3
Change in trade accounts receivable, net	128.6	74.6
Change in inventories	(255.4)	(98.2)
Change in trade accounts payable	71.5	(48.5)
Change in prepaid expenses and other assets	245.6	242.3
Change in accrued expenses and other liabilities	(398.5)	(214.6)
Net operating cash provided by continuing operations	2,784.4	2,643.1
Cash flows from investing activities:
Cash paid for acquisitions	(2,173.3)	(112.0)
Payments for additions to property, plant and equipment	(441.3)	(445.8)
Proceeds from sales of property, plant and equipment	1.6	32.3
Proceeds from sale of investments	22.1	—
All other investing activities	(61.1)	(2.4)
Net operating cash used in investing activities	(2,652.0)	(527.9)
Cash flows from financing activities:
Proceeds from the issuance of common stock	77.3	49.0
Payment of dividends	(321.2)	(281.0)
Payment for purchase of noncontrolling interests	—	(64.4)
Net proceeds from (repayments of) borrowings (maturities of 90 days or less)	882.1	(3,319.1)
Proceeds from borrowings (maturities longer than 90 days)	—	1,684.0
Repayments of borrowings (maturities longer than 90 days)	(503.9)	(562.4)
All other financing activities	(16.6)	(50.7)
Net operating cash provided by (used in) financing activities	117.7	(2,544.6)
Effect of exchange rate changes on cash and equivalents	(104.2)	114.3
Net change in cash and equivalents	145.9	(315.1)
Beginning balance of cash and equivalents	630.3	963.7
Ending balance of cash and equivalents	$776.2	$648.6

Supplemental disclosures:
Cash interest payments	$129.0	$117.4
Cash income tax payments	502.0	378.3
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
In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 28, 2018 and December 31, 2017, its results of operations for the three and nine-month periods ended September 28, 2018 and September 29, 2017 and its cash flows for each of the nine-month periods then ended. Reclassifications of certain prior year amounts have been made to conform to the current year presentation.
Accounting Standards Recently Adopted
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) which supersedes nearly all existing revenue recognition guidance. Subsequent to the issuance of Topic 606, the FASB clarified the guidance through several ASUs; hereinafter the collection of revenue guidance is referred to as “ASC 606”. The core principle of ASC 606 is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method for all contracts. Results for reporting periods beginning January 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605, Revenue Recognition.
The Company recorded a net increase to beginning retained earnings of $3 million as of January 1, 2018 due to the cumulative impact of adopting ASC 606. The impact to beginning retained earnings was primarily driven by the capitalization of certain costs to obtain a contract, primarily sales-related commissions, partially offset by the deferral of revenue for unfulfilled performance obligations. The adoption of ASC 606 did not have a significant impact on the Company’s Consolidated Condensed Financial Statements as of and for the three and nine-month periods ended September 28, 2018 and, as a result, comparisons of revenues and operating profit performance between periods are not affected by the adoption of this ASU. Refer to Note 2 for additional disclosures required by ASC 606.
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
In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires employers to disaggregate the service cost component from other components of net periodic benefit costs and to disclose the amounts of net periodic benefit costs that are included in each income statement line item. The standard requires employers to report the service cost component in the same line item as other compensation costs and to report the other components of net periodic benefit costs (which include interest costs, expected return on plan assets, amortization of prior service cost or credits and actuarial gains and losses) separately and outside a subtotal of operating income. The income statement guidance requires application on a retrospective basis. The ASU was adopted by the Company on January 1, 2018 and as a result operating profit decreased and other income, net increased by $8.3 million and $22.2 million for the three and nine-month periods ended September 29, 2017, respectively. Refer to Note 8 for further information on the implementation of this ASU.
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
Except for the above accounting policy for revenue recognition that was updated as a result of adopting ASC 606 and the policy for pension and postretirement benefit plans that was updated as a result of adopting ASU 2017-07, there have been no significant changes to the Company’s accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2017.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use asset and a lease liability for all leases with terms greater than 12 months. The standard also requires disclosures by lessees and lessors about the amount, timing and uncertainty of cash flows arising from leases. The accounting applied by a lessor is largely unchanged from that applied under the current standard. The standard must be adopted using a modified retrospective transition approach and provides for certain practical expedients. The ASU is effective for public entities for fiscal years beginning after December 15, 2018, with early adoption permitted. In September 2017, January 2018 and July 2018 the FASB issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), ASU No. 2018-01, Leases (Topic 842), Land Easement Practical Expedient for Transition to Topic 842, ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842), Targeted Improvements, which provided additional implementation guidance on the previously issued ASU. Management has not yet completed its assessment of the impact of the new standard on the Company’s Consolidated Financial Statements. The Company is in the process of implementing a new lease system and the related processes and controls for the accounting for leases in accordance with the ASU. Management currently believes that the most notable impact to its financial statements upon the adoption of this ASU will be the recognition of a material right-of-use asset and a lease liability for its real estate and automobile leases.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), which modifies the disclosures on fair value measurements by removing the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. The ASU expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income. The ASU is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. Management has not yet completed its assessment of the impact of the new standard on the Company’s Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-14, Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, which amends ASC 715 to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The ASU is effective for public entities for fiscal years beginning after December 15, 2020, with early adoption permitted. Management has not yet completed its assessment of the impact of the new standard on the Company’s Consolidated Financial Statements.
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

	Foreign Currency Translation Adjustments	Pension & Postretirement Plan Benefit Adjustments		Unrealized Gain (Loss) on Available-For-Sale Securities Adjustments	Total
For the Three-Month Period Ended September 28, 2018:
Balance, June 29, 2018	$(1,812.9)	$(664.6)		$(1.7)	$(2,479.2)
Other comprehensive income (loss) before reclassifications:
Decrease	(162.4)	—		—	(162.4)
Other comprehensive income (loss) before reclassifications, net of income taxes	(162.4)	—		—	(162.4)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	7.7	(a)	—	7.7
Income tax impact	—	(1.8)		—	(1.8)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	5.9		—	5.9
Net current period other comprehensive income (loss), net of income taxes	(162.4)	5.9		—	(156.5)
Balance, September 28, 2018	$(1,975.3)	$(658.7)		$(1.7)	$(2,635.7)
For the Three-Month Period Ended September 29, 2017:
Balance, June 30, 2017	$(1,819.0)	$(632.4)		$36.9	$(2,414.5)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	260.0	—		(3.0)	257.0
Income tax impact	—	—		1.1	1.1
Other comprehensive income (loss) before reclassifications, net of income taxes	260.0	—		(1.9)	258.1
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	7.0	(a)	—	7.0
Income tax impact	—	(2.4)		—	(2.4)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	4.6		—	4.6
Net current period other comprehensive income (loss), net of income taxes	260.0	4.6		(1.9)	262.7
Balance, September 29, 2017	$(1,559.0)	$(627.8)		$35.0	$(2,151.8)
(a) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost. Refer to Note 8 for additional details.

	Foreign Currency Translation Adjustments	Pension & Postretirement Plan Benefit Adjustments		Unrealized Gain (Loss) on Available-For-Sale Securities Adjustments	Total
For the Nine-Month Period Ended September 28, 2018:
Balance, December 31, 2017	$(1,422.1)	$(571.2)		$(0.9)	$(1,994.2)
Adoption of accounting standards	(43.8)	(107.2)		(0.2)	(151.2)
Balance, January 1, 2018	(1,465.9)	(678.4)		(1.1)	(2,145.4)
Other comprehensive income (loss) before reclassifications:
Decrease	(509.4)	—		(0.8)	(510.2)
Income tax impact	—	—		0.2	0.2
Other comprehensive income (loss) before reclassifications, net of income taxes	(509.4)	—		(0.6)	(510.0)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	25.8	(a)	—	25.8
Income tax impact	—	(6.1)		—	(6.1)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	19.7		—	19.7
Net current period other comprehensive income (loss), net of income taxes	(509.4)	19.7		(0.6)	(490.3)
Balance, September 28, 2018	$(1,975.3)	$(658.7)		$(1.7)	$(2,635.7)
For the Nine-Month Period Ended September 29, 2017:
Balance, December 31, 2016	$(2,398.2)	$(642.2)		$18.7	$(3,021.7)
Other comprehensive income (loss) before reclassifications:
Increase	839.2	—		26.1	865.3
Income tax impact	—	—		(9.8)	(9.8)
Other comprehensive income (loss) before reclassifications, net of income taxes	839.2	—		16.3	855.5
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	22.2	(a)	—	22.2
Income tax impact	—	(7.8)		—	(7.8)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	14.4		—	14.4
Net current period other comprehensive income (loss), net of income taxes	839.2	14.4		16.3	869.9
Balance, September 29, 2017	$(1,559.0)	$(627.8)		$35.0	$(2,151.8)
(a) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost. Refer to Note 8 for additional details.

NOTE 2. REVENUE
The following tables present the Company’s revenues disaggregated by geographical region and revenue type for the three and nine-month periods ended September 28, 2018 ($ in millions). Sales taxes and other usage-based taxes are excluded from revenues. The Company defines high-growth markets as developing markets of the world experiencing extended periods of accelerated growth in gross domestic product and infrastructure which includes Eastern Europe, the Middle East, Africa, Latin America and Asia (with the exception of Japan and Australia). The Company defines developed markets as all markets of the world that are not high-growth markets.

	Three-Month Period Ended September 28, 2018
	Life Sciences	Diagnostics	Dental	Environmental & Applied Solutions	Total
Geographical region:
North America	$584.0	$574.0	$339.8	$439.7	$1,937.5
Western Europe	447.1	262.3	137.2	257.5	1,104.1
Other developed markets	134.5	91.8	42.5	31.0	299.8
High-growth markets	431.1	574.4	160.0	346.2	1,511.7
Total	$1,596.7	$1,502.5	$679.5	$1,074.4	$4,853.1

Revenue type:
Recurring	$1,030.9	$1,273.3	$478.2	$571.1	$3,353.5
Nonrecurring	565.8	229.2	201.3	503.3	1,499.6
Total	$1,596.7	$1,502.5	$679.5	$1,074.4	$4,853.1

	Nine-Month Period Ended September 28, 2018
	Life Sciences	Diagnostics	Dental	Environmental & Applied Solutions	Total
Geographical region:
North America	$1,642.4	$1,760.1	$977.2	$1,308.7	$5,688.4
Western Europe	1,346.5	861.4	483.3	785.5	3,476.7
Other developed markets	417.9	275.3	133.5	94.9	921.6
High-growth markets	1,271.1	1,676.3	491.5	1,003.9	4,442.8
Total	$4,677.9	$4,573.1	$2,085.5	$3,193.0	$14,529.5

Revenue type:
Recurring	$3,057.3	$3,892.8	$1,513.5	$1,702.7	$10,166.3
Nonrecurring	1,620.6	680.3	572.0	1,490.3	4,363.2
Total	$4,677.9	$4,573.1	$2,085.5	$3,193.0	$14,529.5
The Company sells equipment to customers as well as consumables, spare parts, software licenses and services that customers purchase on a recurring basis. Consumables are typically critical to the use of the equipment and are used on a one-time or limited basis, requiring frequent replacement in the customer’s operating cycle. Examples of these consumables include reagents used in diagnostic tests, filters used in filtration, separation and purification processes and cartridges for marking and coding equipment. Additionally, some of the Company’s consumables are used on a standalone basis, such as dental implants and water treatment solutions. The Company separates its goods and services between those sold on a recurring basis and those sold on a nonrecurring basis. Recurring revenue includes revenue from consumables, services, spare parts, software licenses recognized over time, SaaS, sales-and-usage based royalties and OTLs. Nonrecurring revenue includes sales from equipment, software licenses recognized at a point in time and STLs. OTLs and STLs are included in the above revenue amounts. For the three and nine-month periods ended September 28, 2018, revenue accounted for under Topic 840, Leases was $115 million and $308 million, respectively.

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
As of September 28, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $1.8 billion. The Company expects to recognize revenue on approximately 44% of the remaining performance obligations over the next 12 months, 26% recognized over the subsequent 12 months, and the remainder recognized thereafter.
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
Contract assets—Most of the Company’s long-term contracts are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in billing occurring subsequent to revenue recognition resulting in contract assets. Contract assets are generally classified as other current assets in the Consolidated Condensed Balance Sheet. The balance of contract assets as of September 28, 2018 and at the date of adoption of ASC 606 were $97 million and $114 million, respectively.
Contract liabilities—The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the Consolidated Condensed Balance Sheet based on the timing of when the Company expects to recognize revenue. As of September 28, 2018 and at the date of adoption of ASC 606, contract liabilities were $787 million and $783 million, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Condensed Balance Sheet. The increase in the contract liability balance during the nine-month period ended September 28, 2018 is primarily as a result of cash payments received in advance of satisfying performance obligations and acquisitions, partially offset by revenue recognized during the period that was included in the contract liability balance at the date of adoption and foreign currency exchange. Revenue recognized during the three and nine-month periods ended September 28, 2018 that was included in the contract liability balance at the date of adoption was $144 million and $568 million, respectively.
Contract costs—The Company capitalizes certain direct incremental costs incurred to obtain a contract, typically sales-related commissions, where the amortization period for the related asset is greater than one year. These costs are amortized over the contract term or a longer period, generally the expected life of the customer relationship if renewals are expected and the renewal commission is not commensurate with the initial commission. Contract costs are classified as current or long-term other assets in the Consolidated Condensed Balance Sheet based on the timing of when the Company expects to recognize the expense and are generally amortized into earnings on a straight-line basis (which is consistent with the transfer of control for the related goods or services). Management assesses these costs for impairment at least quarterly and as “triggering” events occur that indicate it is more likely than not that an impairment exists. The balance of contract costs as of September 28, 2018 and at the date of adoption were not significant. Amortization expense for the three and nine-month periods ended September 28, 2018, was also not significant. The costs to obtain a contract where the amortization period for the related asset is one year or less are expensed as incurred and recorded within selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings.
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
The Company financed the acquisition of IDT with available cash and proceeds from the issuance of commercial paper. The Company preliminarily recorded approximately $1.2 billion of goodwill related to the IDT acquisition. The acquisition of IDT provides additional sales and earnings growth opportunities for the Company’s Life Sciences segment by expanding the segment’s product line diversity, including new product and service offerings in the area of genomics consumables, and through the potential future acquisition of complementary businesses.
In addition to the IDT acquisition, during the first nine months of 2018, the Company acquired one other business for total consideration of $95 million in cash, net of cash acquired. The business acquired complements existing units of the Environmental & Applied Solutions segment. The aggregate annual sales of this business at the time of its acquisition, based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $26 million. The Company preliminarily recorded an aggregate of $71 million of goodwill related to this acquisition.

The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all acquisitions consummated during the nine-month period ended September 28, 2018 ($ in millions):

	IDT	Others	Total
Trade accounts receivable	$36.0	$5.3	$41.3
Inventories	15.1	—	15.1
Property, plant and equipment	88.6	0.4	89.0
Goodwill	1,239.9	70.5	1,310.4
Other intangible assets, primarily customer relationships, trade names and technology	759.0	30.0	789.0
Trade accounts payable	(5.5)	(2.7)	(8.2)
Other assets and liabilities, net	(31.0)	(8.4)	(39.4)
Net assets acquired	2,102.1	95.1	2,197.2
Less: noncash consideration	(23.9)	—	(23.9)
Net cash consideration	$2,078.2	$95.1	$2,173.3
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

	Three-Month Period Ended		Nine-Month Period Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Sales	$4,855.6	$4,629.4	$14,632.2	$13,572.1
Net earnings from continuing operations	663.8	561.2	1,906.1	1,581.1
Diluted net earnings per share from continuing operations	0.93	0.80	2.69	2.24
In the nine-month period ended September 28, 2018, unaudited pro forma earnings set forth above were adjusted to exclude the $1 million pretax impact of nonrecurring acquisition date fair value adjustments to inventory related to the 2018 acquisition of IDT and in the nine-month period ended September 29, 2017 unaudited pro forma earnings set forth above were adjusted to include the impact of this same fair value adjustment as if the acquisition had occurred on January 1, 2017.
In addition, acquisition-related transaction costs of $15 million in 2018 associated with the IDT acquisition were excluded from pro forma earnings in both 2018 and 2017.

NOTE 4. DISCONTINUED OPERATIONS AND DENTAL SEPARATION
Discontinued Operations
On July 2, 2016 (the “Distribution Date”), the Company completed the separation (the “Fortive Separation”) of Fortive Corporation (“Fortive”). For additional details on the Fortive Separation reference is made to the financial statements as of and for the year ended December 31, 2017 and Note 3 thereto included in the Company’s 2017 Annual Report. The accounting requirements for reporting the Fortive Separation as a discontinued operation were met when the Fortive Separation was completed. Accordingly, the accompanying Consolidated Condensed Financial Statements for all periods presented reflect this business as a discontinued operation.
In the nine-month period ended September 29, 2017, the Company recorded a $22 million income tax benefit related to the release of previously provided reserves associated with uncertain tax positions on certain Danaher tax returns which were jointly filed with Fortive entities. These reserves were released due to the expiration of statutes of limitations for those returns. This income tax benefit was included in earnings from discontinued operations in the accompanying Consolidated Condensed Statement of Earnings.

Dental Separation
In July 2018, the Company announced its intention to spin-off its Dental business into an independent publicly traded company (the “Dental Separation”). The Dental business had sales for the year-ended December 31, 2017 of $2.8 billion. The transaction is expected to be tax-free to the Company’s shareholders. The Company is targeting to complete the Dental Separation in the second half of 2019, subject to the satisfaction of certain conditions, including obtaining final approval from the Danaher Board of Directors, satisfactory completion of financing, receipt of tax opinions, receipt of favorable rulings from the IRS and receipt of other regulatory approvals.

NOTE 5. GOODWILL
The following is a rollforward of the Company’s goodwill ($ in millions):

Balance, December 31, 2017	$25,138.6
Attributable to 2018 acquisitions	1,310.4
Adjustments due to finalization of purchase price allocations	7.6
Foreign currency translation and other	(421.6)
Balance, September 28, 2018	$26,035.0
The carrying value of goodwill by segment is summarized as follows ($ in millions):

	September 28, 2018	December 31, 2017
Life Sciences	$13,378.9	$12,335.5
Diagnostics	6,952.4	7,079.5
Dental	3,331.5	3,370.0
Environmental & Applied Solutions	2,372.2	2,353.6
Total	$26,035.0	$25,138.6
The Company has not identified any “triggering” events which indicate an impairment of goodwill in the nine-month period ended September 28, 2018.

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

Financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 28, 2018:
Assets:
Available-for-sale debt securities	$—	$40.3	$—	$40.3
Liabilities:
Deferred compensation plans	—	65.4	—	65.4

December 31, 2017:
Assets:
Available-for-sale debt securities	$—	$45.4	$—	$45.4
Liabilities:
Deferred compensation plans	—	62.9	—	62.9
Available-for-sale debt securities, which are included in other long-term assets in the accompanying Consolidated Condensed Balance Sheets, are measured at quoted prices reported by investment brokers and dealers based on the underlying terms of the security and comparison to similar securities traded on an active market.
The Company has established nonqualified deferred compensation programs that permit officers, directors and certain management employees to defer a portion of their compensation, on a pretax basis, until at or after their termination of employment (or board service, as applicable). All amounts deferred under such plans are unfunded, unsecured obligations of the Company and are presented as a component of the Company’s compensation and benefits accrual included in other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets. Participants may choose among alternative earning rates for the amounts they defer, which are primarily based on investment options within the Company’s 401(k) program. Changes in the deferred compensation liability under these programs are recognized based on changes in the fair value of the participants’ accounts, which are based on the applicable earnings rates. Amounts unilaterally contributed to participant accounts by the Company are based on the value of the Company’s common stock and future distributions of such contributions will be made solely in shares of common stock. As a result, Company contributions to this program are not reflected in the above amounts.
Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments were as follows ($ in millions):

	September 28, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Available-for-sale debt securities	$40.3	$40.3	$45.4	$45.4
Liabilities:
Notes payable and current portion of long-term debt	59.8	59.8	194.7	194.7
Long-term debt	10,558.0	10,893.3	10,327.4	10,847.1
As of September 28, 2018 and December 31, 2017, available-for-sale debt securities were categorized as Level 2, as indicated above, and short and long-term borrowings were categorized as Level 1.

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

NOTE 7. FINANCING
As of September 28, 2018, the Company was in compliance with all of its debt covenants. The components of the Company’s debt were as follows ($ in millions):

	September 28, 2018	December 31, 2017
U.S. dollar-denominated commercial paper	$—	$436.9
Euro-denominated commercial paper (€2.9 billion and €1.7 billion, respectively)	3,324.3	1,993.9
1.65% senior unsecured notes due 2018 (the “2018 U.S. Notes”)	—	499.2
1.0% senior unsecured notes due 2019 (€600.0 million aggregate principal amount) (the “2019 Euronotes”)	695.6	718.4
2.4% senior unsecured notes due 2020	498.3	497.7
5.0% senior unsecured notes due 2020 (the “2020 Assumed Pall Notes”)	390.5	394.6
Zero-coupon Liquid Yield Option Notes (LYONs) due 2021	58.3	69.1
0.352% senior unsecured notes due 2021 (¥30.0 billion aggregate principal amount) (the “2021 Yen Notes”)	263.5	265.5
1.7% senior unsecured notes due 2022 (€800.0 million aggregate principal amount) (the “2022 Euronotes”)	924.8	955.6
Floating rate senior unsecured notes due 2022 (€250.0 million aggregate principal amount) (the “Floating Rate 2022 Euronotes”)	289.4	299.1
0.5% senior unsecured bonds due 2023 (CHF 540.0 million aggregate principal amount) (the “2023 CHF Bonds”)	551.8	555.5
2.5% senior unsecured notes due 2025 (€800.0 million aggregate principal amount) (the “2025 Euronotes”)	924.4	955.6
3.35% senior unsecured notes due 2025	496.7	496.3
0.3% senior unsecured notes due 2027 (¥30.8 billion aggregate principal amount) (the “2027 Yen Notes”)	270.1	272.2
1.2% senior unsecured notes due 2027 (€600.0 million aggregate principal amount) (the “2027 Euronotes”)	690.8	714.1
1.125% senior unsecured bonds due 2028 (CHF 210.0 million aggregate principal amount) (the “2028 CHF Bonds”)	218.6	220.3
0.65% senior unsecured notes due 2032 (¥53.2 billion aggregate principal amount) (the “2032 Yen Notes”)	466.4	470.2
4.375% senior unsecured notes due 2045	499.3	499.3
Other	55.0	208.6
Total debt	10,617.8	10,522.1
Less: currently payable	59.8	194.7
Long-term debt	$10,558.0	$10,327.4
For additional details regarding the Company’s debt financing, reference is made to Note 9 of the Company’s financial statements as of and for the year ended December 31, 2017 included in the Company’s 2017 Annual Report.
The Company satisfies any short-term liquidity needs that are not met through operating cash flow and available cash primarily through issuances of commercial paper under its U.S. dollar and euro-denominated commercial paper programs. Credit support for the commercial paper programs is generally provided by the Company’s $4.0 billion unsecured, multi-year revolving credit facility with a syndicate of banks that expires on July 10, 2020 (the “Credit Facility”), which can also be used for working capital and other general corporate purposes, and the 364-Day Facility described below. As of September 28, 2018, no borrowings were outstanding under the Credit Facility or the 364-Day Facility, and the Company was in compliance with all covenants thereunder. In addition to the Credit Facility and the 364-Day Facility, the Company has also entered into reimbursement agreements with various commercial banks to support the issuance of letters of credit.
As of September 28, 2018, borrowings outstanding under the Company’s euro-denominated commercial paper program had a weighted average annual interest rate of negative 0.3% and a weighted average remaining maturity of approximately 45 days and no borrowings were outstanding under the Company’s U.S. dollar denominated paper program.
The Company has classified the €600 million of 2019 Euronotes and approximately $3.3 billion of its borrowings outstanding under the commercial paper programs as of September 28, 2018 as long-term debt in the accompanying Consolidated Condensed Balance Sheet as the Company had the intent and ability, as supported by availability under the Credit Facility, to refinance these borrowings for at least one year from the balance sheet date.
Debt discounts, premiums and debt issuance costs totaled $20 million and $25 million as of September 28, 2018 and December 31, 2017, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of debt table above.
364-Day Revolving Credit Facility
On March 23, 2018, the Company entered into a $1.0 billion 364-day revolving credit facility (the “364-Day Facility”) to provide liquidity support for the issuance of additional commercial paper to fund a portion of the IDT acquisition (refer to Note 3 for information about the acquisition). The 364-Day Facility expires on March 22, 2019 (the “Scheduled Termination Date”). The Company may elect, upon the payment of a fee equal to 0.75% of the principal amount of the loans then outstanding and, upon the satisfaction of certain conditions, to convert any loans outstanding on the Scheduled Termination Date into term loans that are due and payable one year following the Scheduled Termination Date.
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
The 364-Day Facility requires the Company to maintain a consolidated leverage ratio (as defined in the facility) of .65 to 1.00 or less. Borrowings under the 364-Day Facility are prepayable at the Company’s option at any time in whole or in part without premium or penalty.
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
2018 Long-Term Debt Repayments
The $500 million of 2018 U.S. Notes were repaid with accrued interest upon their maturity in September 2018 using available cash and proceeds from commercial paper borrowings.
Guarantors of Debt
The Company has guaranteed long-term debt and commercial paper issued by certain of its wholly-owned subsidiaries. The 2019 Euronotes, 2022 Euronotes, Floating Rate 2022 Euronotes, 2025 Euronotes and 2027 Euronotes were issued by DH Europe Finance S.A. (“Danaher International”). The 2023 CHF Bonds and 2028 CHF Bonds were issued by DH Switzerland Finance S.A. (“Danaher Switzerland”). The 2021 Yen Notes, 2027 Yen Notes and 2032 Yen Notes were issued by DH Japan Finance S.A. (“Danaher Japan”). Each of Danaher International, Danaher Switzerland and Danaher Japan are wholly-owned finance subsidiaries of Danaher Corporation. All of the securities issued by each of these entities, as well as the 2020 Assumed Pall Notes, are fully and unconditionally guaranteed by the Company and these guarantees rank on parity with the Company’s unsecured and unsubordinated indebtedness.

LYONs Redemption
During the nine-month period ended September 28, 2018, holders of certain of the Company’s LYONs converted such LYONs into an aggregate of approximately 487 thousand shares of the Company’s common stock, par value $0.01 per share. The Company’s deferred tax liability associated with the book and tax basis difference in the converted LYONs of $4 million was transferred to additional paid-in capital as a result of the conversions.

NOTE 8. DEFINED BENEFIT PLANS
The following sets forth the components of the Company’s net periodic benefit cost of the noncontributory defined benefit pension plans ($ in millions):

	Three-Month Period Ended		Nine-Month Period Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
U.S. pension benefits:
Service cost	$(1.2)	$(1.9)	$(5.4)	$(5.7)
Interest cost	(20.3)	(20.1)	(60.7)	(62.1)
Expected return on plan assets	33.0	32.4	99.2	98.2
Amortization of actuarial loss	(8.0)	(5.9)	(23.6)	(19.1)
Amortization of prior service cost	(0.2)	—	(0.7)	—
Net periodic pension benefit	$3.3	$4.5	$8.8	$11.3

Non-U.S. pension benefits:
Service cost	$(8.6)	$(8.1)	$(26.2)	$(23.7)
Interest cost	(6.3)	(6.7)	(19.6)	(19.5)
Expected return on plan assets	11.6	10.8	35.6	31.5
Amortization of actuarial loss	(1.5)	(2.0)	(4.5)	(5.8)
Amortization of prior service credit	0.2	0.1	0.4	0.3
Settlement loss recognized	1.2	—	0.8	—
Net periodic pension cost	$(3.4)	$(5.9)	$(13.5)	$(17.2)
The following sets forth the components of the Company’s net periodic benefit cost of the other postretirement employee benefit plans ($ in millions):

	Three-Month Period Ended		Nine-Month Period Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Service cost	$—	$(0.1)	$(0.3)	$(0.5)
Interest cost	(1.2)	(1.1)	(3.5)	(3.7)
Amortization of prior service credit	0.6	0.8	1.8	2.4
Net periodic benefit cost	$(0.6)	$(0.4)	$(2.0)	$(1.8)

In the first quarter of 2018, the Company adopted ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires the Company to disaggregate the service cost component from other components of net periodic benefit costs and report the service cost component in the same line item as other compensation costs and the other components of net periodic benefit costs (which include interest costs, expected return on plan assets, amortization of prior service cost or credits and actuarial gains and losses) separately and outside a subtotal of operating income. As this ASU requires application on a retrospective basis, the Company restated the prior period presentation for the adoption of this ASU, resulting in a decrease in operating profit and an increase in other income, net of $8.3 million and $22.2 million for the three and nine-month periods ended September 29, 2017. The net periodic benefit cost of the noncontributory defined benefit pension plans and other postretirement employee benefit plans incurred during the three and nine-month periods ended September 28, 2018 and September 29, 2017 are reflected in the following captions in the accompanying Consolidated Condensed Statements of Earnings ($ in millions):

	Three-Month Period Ended		Nine-Month Period Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Service cost:
Cost of sales	$(1.6)	$(2.1)	$(7.0)	$(6.2)
Selling, general and administrative expenses	(8.2)	(8.0)	(24.9)	(23.7)
Total service cost	(9.8)	(10.1)	(31.9)	(29.9)
Other net periodic benefit costs:
Other income, net	9.1	8.3	25.2	22.2
Total	$(0.7)	$(1.8)	$(6.7)	$(7.7)
Employer Contributions
During 2018, the Company’s cash contribution requirements for its U.S. and non-U.S. defined benefit pension plans are forecasted to be approximately $30 million and $50 million, respectively. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.

NOTE 9. INCOME TAXES
The following table summarizes the Company’s effective tax rate from continuing operations:

	Three-Month Period Ended		Nine-Month Period Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Effective tax rate from continuing operations	17.2%	21.6%	19.0%	17.7%
The effective tax rate for 2018 includes the benefit of a lower U.S. corporate income tax rate of 21.0% from the enactment of the TCJA, partially offset by a new minimum tax on certain non-U.S. earnings. In addition, the Company’s effective tax rate benefits from the impact of earnings outside the United States which overall are taxed at rates lower than the U.S. federal rate. The effective tax rate for the three-month period ended September 28, 2018 includes net tax benefits of $23 million ($0.03 per diluted share) related primarily to the release of valuation allowances associated with certain foreign operating losses and excess tax benefits from stock-based compensation, which in aggregate reduced the reported tax rate by 2.9%. The effective tax rate for the nine-month period ended September 28, 2018 also includes these benefits, in addition to net tax benefits of $9 million ($0.01 per diluted share) recorded in the second quarter of 2018 related to the release of reserves upon the expiration of statutes of limitation and excess tax benefits from stock-based compensation, which were partially offset by increases in estimates associated with prior period uncertain tax positions.
The Company’s effective tax rate for 2017 differed from the then-effective U.S. federal statutory rate of 35.0% due principally to the Company’s earnings outside the United States which overall are taxed at rates lower than such U.S. federal rate. The effective tax rate for the nine-month period ended September 29, 2017 includes a benefit from the release of reserves upon the expiration of statutes of limitations and audit settlements, excess tax benefits from stock-based compensation, as well as higher tax benefits from restructuring charges that are predominantly in the United States, which in aggregate decreased the reported tax rate by 3.3%.

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
Due to the complexities involved in accounting for the enactment of the TCJA, SAB No. 118 allowed the Company to record provisional amounts in earnings for the year ended December 31, 2017. SAB No. 118 provides that where reasonable estimates can be made, the provisional accounting should be based on such estimates and when no reasonable estimate can be made, the provisional accounting may be based on the tax law in effect before the TCJA. During the three and nine-month periods ended September 28, 2018, there were no changes made to the provisional amounts recognized in 2017. The Company continues to analyze the effects of the TCJA on its Consolidated Condensed Financial Statements. Additional impacts from the enactment of the TCJA will be recorded as they are identified during the measurement period as provided for in SAB No. 118, which extends up to one year from the enactment date. The final impact of the TCJA may differ from the provisional amounts that have been recognized, possibly materially, due to, among other things, changes in the Company’s interpretation of the TCJA, legislative or administrative actions to clarify the intent of the statutory language provided that differ from the Company’s current interpretation, any changes in accounting standards for income taxes or related interpretations in response to the TCJA, or any updates or changes to estimates utilized to calculate the impacts, including changes to current year earnings estimates and applicable foreign exchange rates. Additionally, the Company’s U.S. tax returns for 2017 will be filed during the fourth quarter of 2018 and any changes to the tax positions reflected in those returns compared to the estimates recorded in the Company’s earnings for the year ended December 31, 2017 will result in an adjustment of the estimated tax provision recorded as of December 31, 2017.
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

Tax authorities in Denmark have raised significant issues related to interest accrued by certain of the Company’s subsidiaries. On December 10, 2013, the Company received assessments from the Danish tax authority (“SKAT”) totaling approximately DKK 1.6 billion including interest through September 28, 2018 (approximately $247 million based on the exchange rate as of September 28, 2018), imposing withholding tax relating to interest accrued in Denmark on borrowings from certain of the Company’s subsidiaries for the years 2004-2009. The Company is currently in discussions with SKAT and anticipates receiving an assessment for years 2010-2012 totaling approximately DKK 939 million including interest through September 28, 2018 (approximately $146 million based on the exchange rate as of September 28, 2018). Management believes the positions the Company has taken in Denmark are in accordance with the relevant tax laws and is vigorously defending its positions. The Company appealed these assessments to the National Tax Tribunal in 2014 and intends on pursuing this matter through the European Court of Justice should this appeal be unsuccessful. The ultimate resolution of this matter is uncertain, could take many years, and could result in a material adverse impact to the Company’s consolidated financial statements, including its effective tax rate.

NOTE 10. NONOPERATING INCOME (EXPENSE)
As described in Note 1 and Note 8, in the first quarter of 2018, the Company adopted ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU requires the Company to disaggregate the service cost component from the other components of net periodic benefit costs and requires the Company to present the other components of net periodic benefit cost in other income, net. The ASU also requires application on a retrospective basis. The other components of net periodic benefit costs included in other income, net for the three and nine-month periods ended September 28, 2018 were $9 million and $25 million, respectively, compared to $8 million and $22 million for the three and nine-month periods ended September 29, 2017, respectively.

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
The following is a rollforward of the Company’s accrued warranty liability ($ in millions):

Balance, December 31, 2017	$79.0
Accruals for warranties issued during the period	44.8
Settlements made	(44.1)
Effect of foreign currency translation	(1.7)
Balance, September 28, 2018	$78.0

NOTE 12. STOCK TRANSACTIONS AND STOCK-BASED COMPENSATION
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the nine-month period ended September 28, 2018. On July 16, 2013, the Company’s Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. As of September 28, 2018, 20 million shares remained available for repurchase pursuant to the Repurchase Program.
For a full description of the Company’s stock-based compensation programs, reference is made to Note 17 of the Company’s financial statements as of and for the year ended December 31, 2017 included in the Company’s 2017 Annual Report. As of September 28, 2018, approximately 59 million shares of the Company’s common stock were reserved for issuance under the 2007 Omnibus Incentive Plan.

The following summarizes the components of the Company’s stock-based compensation expense ($ in millions):

	Three-Month Period Ended		Nine-Month Period Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Restricted stock units (“RSUs”)/performance stock units (“PSUs”):
Pretax compensation expense	$24.0	$21.9	$69.6	$67.6
Income tax benefit	(5.0)	(6.6)	(14.6)	(20.7)
RSU/PSU expense, net of income taxes	19.0	15.3	55.0	46.9
Stock options:
Pretax compensation expense	14.2	11.5	42.0	37.2
Income tax benefit	(3.0)	(3.6)	(8.9)	(11.8)
Stock option expense, net of income taxes	11.2	7.9	33.1	25.4
Total stock-based compensation:
Pretax compensation expense	38.2	33.4	111.6	104.8
Income tax benefit	(8.0)	(10.2)	(23.5)	(32.5)
Total stock-based compensation expense, net of income taxes	$30.2	$23.2	$88.1	$72.3
Stock-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings. As of September 28, 2018, $171 million of total unrecognized compensation cost related to RSUs/PSUs is expected to be recognized over a weighted average period of approximately two years. As of September 28, 2018, $151 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately three years. Future compensation amounts will be adjusted for any changes in estimated forfeitures.

NOTE 13. NET EARNINGS PER SHARE FROM CONTINUING OPERATIONS
Basic net earnings per share (“EPS”) from continuing operations is calculated by dividing net earnings from continuing operations by the weighted average number of common shares outstanding for the applicable period. Diluted net EPS from continuing operations is computed based on the weighted average number of common shares outstanding increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased with the proceeds from the issuance of the potentially dilutive shares. For the three-month period ended September 28, 2018, no options to purchase shares were excluded from the diluted EPS from continuing operations calculation. For the nine-month period ended September 28, 2018, one million options to purchase shares were not included in the diluted EPS from continuing operations calculation as the impact of their inclusion would have been anti-dilutive. For both the three and nine-month periods ended September 29, 2017, approximately four million options to purchase shares were not included in the diluted EPS from continuing operations calculation as the impact of their inclusion would have been anti-dilutive.

Information related to the calculation of net earnings per share from continuing operations is summarized as follows ($ and shares in millions, except per share amounts):

	Net Earnings from Continuing Operations (Numerator)	Shares (Denominator)	Per Share Amount
For the Three-Month Period Ended September 28, 2018:
Basic EPS	$663.7	701.4	$0.95
Adjustment for interest on convertible debentures	0.6	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	—	6.9
Incremental shares from assumed conversion of the convertible debentures	—	2.3
Diluted EPS from continuing operations	$664.3	710.6	$0.93

For the Three-Month Period Ended September 29, 2017:
Basic EPS	$572.1	696.2	$0.82
Adjustment for interest on convertible debentures	0.6	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	—	6.5
Incremental shares from assumed conversion of the convertible debentures	—	2.9
Diluted EPS from continuing operations	$572.7	705.6	$0.81

For the Nine-Month Period Ended September 28, 2018:
Basic EPS	$1,904.1	700.1	$2.72
Adjustment for interest on convertible debentures	1.7	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	—	7.3
Incremental shares from assumed conversion of the convertible debentures	—	2.5
Diluted EPS from continuing operations	$1,905.8	709.9	$2.68

For the Nine-Month Period Ended September 29, 2017:
Basic EPS	$1,613.2	695.3	$2.32
Adjustment for interest on convertible debentures	1.6	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	—	7.3
Incremental shares from assumed conversion of the convertible debentures	—	2.9
Diluted EPS from continuing operations	$1,614.8	705.5	$2.29

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
Segment results are shown below ($ in millions):

	Three-Month Period Ended		Nine-Month Period Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Sales:
Life Sciences	$1,596.7	$1,392.6	$4,677.9	$4,085.0
Diagnostics	1,502.5	1,448.7	4,573.1	4,216.0
Dental	679.5	694.0	2,085.5	2,052.1
Environmental & Applied Solutions	1,074.4	992.9	3,193.0	2,890.9
Total	$4,853.1	$4,528.2	$14,529.5	$13,244.0

Operating profit:
Life Sciences	$312.8	$246.8	$875.6	$680.0
Diagnostics	235.1	242.7	757.4	554.9
Dental	86.1	102.2	241.8	301.4
Environmental & Applied Solutions	254.3	222.8	732.5	666.0
Other	(57.6)	(55.3)	(166.1)	(149.4)
Total	$830.7	$759.2	$2,441.2	$2,052.9

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
You should read this discussion along with the Company’s MD&A and audited financial statements as of and for the year ended December 31, 2017 and Notes thereto, included in the Company’s 2017 Annual Report on Form 10-K filed on February 21, 2018 and the Company’s Consolidated Condensed Financial Statements and related Notes as of and for the three and nine-month periods ended September 28, 2018 included in this Report.
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
Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors. Forward-looking statements are not guarantees of future performance and actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Important factors that in some cases have affected us in the past and that in the future could cause actual results to differ materially from those envisaged in the forward-looking statements include the following:

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
Business Performance and Outlook
During the third quarter of 2018, the Company’s revenues increased 7.0% compared to the comparable period of 2017. While differences exist among the Company’s businesses, on an overall basis, demand for the Company’s products and services increased during the third quarter of 2018 compared to the comparable period of 2017. This demand, together with the Company’s continued investments in sales growth initiatives and the other business-specific factors discussed below, contributed to year-over-year core sales growth of 6.5% (for the definition of “core sales” or “core revenue” refer to “—Results of Operations” below). Geographically, both high-growth and developed markets contributed to core sales growth during the third quarter of 2018. Core revenues in high-growth markets increased at a double digit rate during the third quarter of 2018 as compared to the comparable period of 2017 led primarily by continued strength in China. High-growth markets represented approximately 31% of the Company’s total sales in the third quarter of 2018. Core revenues in developed markets increased at a mid-single digit rate during the third quarter of 2018 led primarily by growth in North America and Western Europe. The Company expects overall year-over-year sales growth to continue for the remainder of 2018 but remains cautious about challenges due to macro-economic and geopolitical uncertainties, including global uncertainties related to trade, tariffs, monetary and fiscal policies. For additional information regarding the Company’s sales by geographical region during the three and nine-month periods ended September 28, 2018, please refer to Note 2 to the accompanying Consolidated Condensed Financial Statements.
The Company’s net earnings from continuing operations for the three and nine-month periods ended September 28, 2018 totaled $664 million or $0.93 per diluted share and approximately $1.9 billion or $2.68 per diluted share, respectively, compared to $572 million or $0.81 per diluted share and approximately $1.6 billion or $2.29 per diluted share, respectively, for the three and nine-month periods ended September 29, 2017. The factors discussed below in “Results of Operations” are the primary drivers of the increase in net earnings from continuing operations and diluted earnings per share for the three and nine-month periods ended September 28, 2018.
The Company recorded a net increase to beginning retained earnings of $3 million as of January 1, 2018 due to the cumulative impact of adopting ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The impact to beginning retained earnings was primarily driven by the capitalization of certain costs to obtain a contract, primarily sales-related commissions, partially offset by the deferral of revenue for unfulfilled performance obligations. The adoption of this ASU did not have a significant impact on the Company’s Consolidated Condensed Financial Statements as of and for the three and nine-month periods ended September 28, 2018 and, as a result, comparisons of revenues and operating profit performance between periods are not affected by the adoption of this ASU. Refer to Note 2 to the accompanying Consolidated Condensed Financial Statements.
Acquisitions & Proposed Dental Separation
The Company’s growth strategy contemplates future acquisitions. Operations and results can be affected by the rate and extent to which appropriate acquisition opportunities are available, acquired businesses are effectively integrated, and anticipated synergies or cost savings are achieved.
On April 13, 2018, the Company acquired Integrated DNA Technologies, Inc. (“IDT”), a privately-held manufacturer of custom DNA and RNA oligonucleotides serving customers in the academic and biopharmaceutical research, biotechnology, agriculture, clinical diagnostics and pharmaceutical development end-markets, for a purchase price of approximately $2.1 billion, net of cash acquired. IDT had revenues of approximately $260 million in 2017. The Company financed the acquisition of IDT with available cash and proceeds from the issuance of commercial paper. The Company preliminarily recorded approximately $1.2 billion of goodwill related to the IDT acquisition. The acquisition of IDT provides additional sales and earnings growth opportunities for the Company’s Life Sciences segment by expanding the segment’s product line diversity, including new product and service offerings in the area of genomics consumables, and through the potential future acquisition of complementary businesses.
In addition to the IDT acquisition, during the first nine months of 2018 the Company acquired one other business for total consideration of $95 million in cash, net of cash acquired. The business acquired complements existing units of the Environmental & Applied Solutions segment. The aggregate annual sales of this business at the time of its acquisition, based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $26 million. The Company preliminarily recorded an aggregate of $71 million of goodwill related to this acquisition.
For a description of Danaher’s plan to distribute ownership of its Dental business to Danaher shareholders in a tax-free spin-off transaction, see “Results of Operations—Dental.”
Currency Exchange Rates
On a year-over-year basis, currency exchange rates negatively impacted reported sales by approximately 1.5% for the three-month period ended September 28, 2018, compared to the comparable period of 2017, primarily due to the strength of the U.S. dollar against several major currencies in the third quarter of 2018. For the nine-month period ended September 28, 2018, currency exchange rates increased reported sales by approximately 2.0% reflecting the weakness of the U.S. dollar during the first six months of 2018 which more than offset the strengthening experienced in the third quarter of 2018. If the currency exchange rates in effect as of September 28, 2018 were to prevail throughout the remainder of 2018, currency exchange rates would reduce the Company’s estimated sales for the fourth quarter of 2018 by approximately 1.5% on a year-over-year basis. Any future strengthening of the U.S. dollar against major currencies would adversely impact the Company’s sales and results of operations for the remainder of the year, and any weakening of the U.S. dollar against major currencies would positively impact the Company’s sales and results of operations for the remainder of the year.

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

Core Revenue

	% Change Three-Month Period Ended September 28, 2018 vs. Comparable 2017 Period	% Change Nine- Month Period Ended September 28, 2018 vs. Comparable 2017 Period
Total sales growth (GAAP)	7.0%	9.5%
Less the impact of:
Acquisitions	(2.0)%	(1.5)%
Currency exchange rates	1.5%	(2.0)%
Core revenue growth (non-GAAP)	6.5%	6.0%
Operating Profit Performance
Operating profit margins increased 30 basis points during the three-month period ended September 28, 2018 as compared to the comparable period of 2017.
Third quarter 2018 vs. third quarter 2017 operating profit margin comparisons were favorably impacted by:

•
Higher 2018 core sales volumes, incremental year-over-year cost savings associated with continuing productivity improvement initiatives taken in 2017, net of incremental year-over-year costs associated with various new product development, sales, service and marketing growth investments and the impact of foreign currency exchange rates in the third quarter of 2018 - 50 basis points

Third quarter 2018 vs. third quarter 2017 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2018 of acquired businesses - 20 basis points
Operating profit margins increased 130 basis points during the nine-month period ended September 28, 2018 as compared to the comparable period of 2017.

Year-to-date 2018 vs. year-to-date 2017 operating profit margin comparisons were favorably impacted by:

•
Higher 2018 sales volumes from existing businesses and incremental year-over-year cost savings associated with the ongoing restructuring actions and continuing productivity improvement initiatives taken in 2017, net of incremental year-over-year costs associated with various new product development, sales, service and marketing growth investments - 100 basis points

•	Restructuring, impairment and other related charges related to discontinuing a product line in the second quarter of 2017 - 55 basis points

•	Second quarter 2018 gain on resolution of acquisition-related matters - 5 basis points

Year-to-date 2018 vs. year-to-date 2017 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2018 of acquired businesses - 20 basis points

•
Acquisition-related charges associated with transaction costs and fair value adjustments to acquired inventory recorded in the second quarter of 2018 in connection with the IDT acquisition - 10 basis points

Business Segments
Sales by business segment for each of the periods indicated were as follows ($ in millions):

	Three-Month Period Ended		Nine-Month Period Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Life Sciences	$1,596.7	$1,392.6	$4,677.9	$4,085.0
Diagnostics	1,502.5	1,448.7	4,573.1	4,216.0
Dental	679.5	694.0	2,085.5	2,052.1
Environmental & Applied Solutions	1,074.4	992.9	3,193.0	2,890.9
Total	$4,853.1	$4,528.2	$14,529.5	$13,244.0
For information regarding the Company’s sales by geographical region during the three and nine-month periods ended September 28, 2018, please refer to Note 2 to the accompanying Consolidated Condensed Financial Statements.

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
Life Sciences Selected Financial Data

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Sales	$1,596.7	$1,392.6	$4,677.9	$4,085.0
Operating profit	312.8	246.8	875.6	680.0
Depreciation	32.6	29.5	94.8	88.6
Amortization	84.2	76.9	255.4	229.9
Operating profit as a % of sales	19.6%	17.7%	18.7%	16.6%
Depreciation as a % of sales	2.0%	2.1%	2.0%	2.2%
Amortization as a % of sales	5.3%	5.5%	5.5%	5.6%
Core Revenue

	% Change Three-Month Period Ended September 28, 2018 vs. Comparable 2017 Period	% Change Nine- Month Period Ended September 28, 2018 vs. Comparable 2017 Period
Total sales growth (GAAP)	14.5%	14.5%
Less the impact of:
Acquisitions	(6.5)%	(4.5)%
Currency exchange rates	1.5%	(2.5)%
Core revenue growth (non-GAAP)	9.5%	7.5%
Price increases in the segment contributed 0.5% to sales growth on a year-over-year basis during both the three and nine-month periods ended September 28, 2018, and are reflected as a component of core revenue growth.
Core sales of the business’ broad range of mass spectrometers grew on a year-over-year basis during both the three and nine-month periods ended September 28, 2018, led by strong sales growth in high-growth markets, particularly China and the rest of Asia, and North America. Core sales of microscopy products grew during both the three and nine-month periods ended

September 28, 2018 across most major end-markets, due partially to demand related to the release of new products in 2018. Geographically, demand for microscopy products increased in North America and in high-growth markets, primarily China. Demand for the business’ flow cytometry and particle counting product lines was strong across most major geographies, led by North America and China in both the three and nine-month periods ended September 28, 2018, as well as Western Europe in the nine-month period ended September 28, 2018. New product launches in 2018 also contributed to the increased demand. Core sales for filtration, separation and purification technologies increased across most major geographies in both the three and nine-month periods ended September 28, 2018 versus comparable periods in 2017, led by continued growth in the biopharmaceutical, microelectronics and fluid technology and asset protection end-markets, as well as the laboratory, food and beverage end-markets during the three-month period ended September 28, 2018.
Sales growth from acquisitions is primarily due to the acquisition of IDT in April 2018. IDT provides additional sales and earnings growth opportunities for the segment by expanding the segment’s product line diversity, including new product and service offerings in the area of genomics consumables, and through the potential future acquisition of complementary businesses. During the three and nine-month periods ended September 28, 2018, IDT’s revenues grew on a year-over-year basis with growth across all major geographies and product lines.
Operating Profit Performance
Operating profit margins increased 190 basis points during the three-month period ended September 28, 2018 as compared to the comparable period of 2017.
Third quarter 2018 vs. third quarter 2017 operating profit margin comparisons were favorably impacted by:

•
Higher 2018 core sales volumes and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2017, net of incremental year-over-year costs associated with various new product development, sales and marketing growth investments and the impact of foreign currency exchange rates in the third quarter of 2018 - 230 basis points

Third quarter 2018 vs. third quarter 2017 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2018 of acquired businesses - 40 basis points
Operating profit margins increased 210 basis points during the nine-month period ended September 28, 2018 as compared to the comparable period of 2017.
Year-to-date 2018 vs. year-to-date 2017 operating profit margin comparisons were favorably impacted by:

•
Higher 2018 core sales volumes, incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2017 and the impact of foreign currency exchange rates in the nine-month period in 2018, net of incremental year-over-year costs associated with various new product development, sales and marketing growth investments - 255 basis points

•	Second quarter 2018 gain on resolution of acquisition-related matters - 20 basis points
Year-to-date 2018 vs. year-to-date 2017 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2018 of acquired businesses - 30 basis points

•
Acquisition-related charges associated with transaction costs and fair value adjustments to acquired inventory recorded in the second quarter of 2018 in connection with the IDT acquisition - 35 basis points

DIAGNOSTICS
The Company’s Diagnostics segment offers analytical instruments, reagents, consumables, software and services that hospitals, physicians’ offices, reference laboratories and other critical care settings use to diagnose disease and make treatment decisions.

Diagnostics Selected Financial Data

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Sales	$1,502.5	$1,448.7	$4,573.1	$4,216.0
Operating profit	235.1	242.7	757.4	554.9
Depreciation	92.2	92.6	284.5	271.8
Amortization	52.1	54.2	157.8	160.2
Operating profit as a % of sales	15.6%	16.8%	16.6%	13.2%
Depreciation as a % of sales	6.1%	6.4%	6.2%	6.4%
Amortization as a % of sales	3.5%	3.7%	3.5%	3.8%
Core Revenue

	% Change Three-Month Period Ended September 28, 2018 vs. Comparable 2017 Period	% Change Nine- Month Period Ended September 28, 2018 vs. Comparable 2017 Period
Total sales growth (GAAP)	3.5%	8.5%
Less the impact of:
Currency exchange rates	2.0%	(2.0)%
Core revenue growth (non-GAAP)	5.5%	6.5%
Pricing in the segment negatively impacted sales growth by 0.5% on a year-over-year basis during the three and nine-month periods ended September 28, 2018, and is reflected as a component of core revenue growth.
During both the three and nine-month periods ended September 28, 2018, core sales grew in the molecular diagnostics business driven by strong growth in both developed and high-growth markets. During the first quarter of 2018, the molecular diagnostics business experienced particularly strong growth in the infectious diseases product line driven in part by the severity of the flu season. Core sales in the segment’s clinical lab business increased on a year-over-year basis for both the three and nine-month periods ended September 28, 2018 due to increased demand in the high-growth markets, led by China, partially offset by the developed markets. For the three and nine-month periods, the increased demand was driven by the immunoassay and automation product lines. Core sales in the acute care diagnostic business increased year-over-year in both the three and nine-month periods ended September 28, 2018, due to continued strong sales of blood gas and immunoassay product lines across most major geographies, with particularly strong growth in the high-growth markets. Core sales in the pathology diagnostics business grew year-over-year in both the three and nine-month periods ended September 28, 2018, led by demand for new products in both the advanced staining and core histology product lines. Core sales in the pathology diagnostics business increased across most major geographies, led by North America, Western Europe and China in both the three and nine-month periods ended September 28, 2018.
Operating Profit Performance
Operating profit margins decreased 120 basis points during the three-month period ended September 28, 2018 as compared to the comparable period of 2017. The following factor unfavorably impacted year-over-year operating profit margin comparisons:

•
Incremental year-over-year costs associated with various new product development, sales, service and marketing growth investments and the impact of foreign currency exchange rates in the third quarter of 2018, net of higher 2018 core sales volumes and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2017 - 120 basis points

Operating profit margins increased 340 basis points during the nine-month period ended September 28, 2018 as compared to the comparable period of 2017. The following factors favorably impacted year-over-year operating profit margin comparisons:

•
Higher 2018 core sales volumes, incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2017, net of the impact of foreign currency exchange rates in the nine-month period and incremental year-over-year costs associated with various new product development, sales, service and marketing growth investments - 160 basis points

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
Dental Selected Financial Data

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Sales	$679.5	$694.0	$2,085.5	$2,052.1
Operating profit	86.1	102.2	241.8	301.4
Depreciation	9.4	9.3	29.1	29.7
Amortization	22.5	20.8	68.0	61.0
Operating profit as a % of sales	12.7%	14.7%	11.6%	14.7%
Depreciation as a % of sales	1.4%	1.3%	1.4%	1.4%
Amortization as a % of sales	3.3%	3.0%	3.3%	3.0%
Core Revenue

	% Change Three-Month Period Ended September 28, 2018 vs. Comparable 2017 Period	% Change Nine- Month Period Ended September 28, 2018 vs. Comparable 2017 Period
Total sales growth (GAAP)	(2.0)%	1.5%
Less the impact of:
Currency exchange rates	1.5%	(2.0)%
Core revenue growth (non-GAAP)	(0.5)%	(0.5)%
Price in the segment negatively impacted sales growth by 0.5% on a year-over-year basis in both the three and nine-month periods ended September 28, 2018, and are reflected as a component of core revenue growth.
Geographically, year-over-year core revenue declines in both the three and nine-month periods ended September 28, 2018 were driven by growth in high-growth markets, primarily China and Russia, which was more than offset by declines in North America and to a lesser extent Western Europe and Japan. Core revenue growth for the specialty consumables business, which consists of implant systems and orthodontic products, was led by China and North America for both the three and nine-month periods ended September 28, 2018. Core sales of dental equipment and traditional dental consumables declined in the three and nine-month periods ended September 28, 2018, due primarily to declines in North America. For the three and nine-month periods ended September 28, 2018, lower core sales of dental equipment and traditional dental consumables product lines in North America more than offset the year-over-year growth in the specialty consumables categories, primarily reflecting the impact of inventory reductions at several distribution partners as well as the impact from realignment of distributors and manufacturers in the dental industry.
In July 2018, the Company announced its intention to spin-off its Dental business into an independent publicly traded company (the “Dental Separation”). The Dental business had sales for the year-ended December 31, 2017 of $2.8 billion. The transaction is expected to be tax-free to the Company’s shareholders. The Company is targeting to complete the Dental Separation in the second half of 2019, subject to the satisfaction of certain conditions, including obtaining final approval from the Danaher Board of Directors, satisfactory completion of financing, receipt of tax opinions, receipt of favorable rulings from the IRS and receipt of other regulatory approvals.

Operating Profit Performance
Operating profit margins decreased 200 basis points during the three-month period ended September 28, 2018 as compared to the comparable period of 2017. The following factors unfavorably impacted year-over-year operating profit margin comparisons:

•
Lower 2018 core sales volumes of dental equipment and traditional dental consumables, incremental year-over-year costs associated with product development and sales and marketing growth investments, lower overall pricing and increased spending on productivity initiatives and the impact of foreign currency exchange rates in the third quarter of 2018, net of cost savings associated with productivity initiatives taken in 2017 - 195 basis points

•	The incremental net dilutive effect in 2018 of acquired businesses - 5 basis points
Operating profit margins decreased 310 basis points during the nine-month period ended September 28, 2018 as compared to the comparable period of 2017. The following factors unfavorably impacted year-over-year operating profit margin comparisons:

•
Lower 2018 core sales volumes of dental equipment and traditional dental consumables, incremental year-over-year costs associated with product development and sales and marketing growth investments, lower overall pricing and increased spending on productivity initiatives and the impact of foreign currency exchange rates for the nine-month period in 2018, net of cost savings associated with productivity initiatives taken in 2017 - 300 basis points

•	The incremental net dilutive effect in 2018 of acquired businesses - 10 basis points

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
Environmental & Applied Solutions Selected Financial Data

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Sales	$1,074.4	$992.9	$3,193.0	$2,890.9
Operating profit	254.3	222.8	732.5	666.0
Depreciation	11.0	11.3	34.8	31.6
Amortization	15.3	14.6	46.3	41.8
Operating profit as a % of sales	23.7%	22.4%	22.9%	23.0%
Depreciation as a % of sales	1.0%	1.1%	1.1%	1.1%
Amortization as a % of sales	1.4%	1.5%	1.5%	1.4%
Core Revenue

	% Change Three-Month Period Ended September 28, 2018 vs. Comparable 2017 Period	% Change Nine- Month Period Ended September 28, 2018 vs. Comparable 2017 Period
Total sales growth (GAAP)	8.0%	10.5%
Less the impact of:
Acquisitions	(1.5)%	(1.5)%
Currency exchange rates	1.5%	(2.0)%
Core revenue growth (non-GAAP)	8.0%	7.0%

Price increases in the segment contributed 2.0% and 1.5% to sales growth on a year-over-year basis during the three and nine-month periods ended September 28, 2018, respectively, and are reflected as a component of core revenue growth.
Core sales in the segment’s water quality business increased at a low double digit rate during the three-month period ended September 28, 2018, and at a high-single digit rate for the nine-month period ended September 28, 2018 as compared to the comparable periods of 2017. Year-over-year core sales in the analytical instrumentation product line grew in both the three and nine-month periods, driven by higher demand across all major geographies, led by China, North America and Western Europe. Core revenue growth in the business’ chemical treatment solutions product line for both the three and nine-month periods was driven by higher demand in primary metals, mining, food and beverage and commercial and institutional end-markets, partially offset by lower demand in the oil and gas and chemical end-markets. Geographically, year-over-year core revenue growth for chemical treatment solutions was driven by increased demand in North America and high-growth markets for both the three and nine-month periods. Core sales in the business’ ultraviolet water disinfection product line increased both in the three and nine-month periods ended September 28, 2018 as compared to the comparable periods of 2017, led by continued strength in municipal end-markets. Geographically, year-over-year demand for ultraviolet water disinfection products was driven by higher demand in North America in the three-month period and North America and high-growth markets, primarily China, in the nine-month period, partially offset by softer demand in Western Europe in both periods and China in the three-month period.
Core sales in the segment’s product identification businesses increased at a mid-single digit rate during both the three and nine-month periods ended September 28, 2018 as compared to the comparable periods of 2017. The majority of core revenue growth was driven by strong demand for marking and coding equipment and related consumables across all major end-markets and in most major geographies, led by Western Europe, North America and high-growth markets. Demand for packaging and color solutions products and services decreased slightly in both the three and nine-month periods ended September 28, 2018 as compared to the comparable periods of 2017. Geographically, year-over-year core revenue growth for packaging and color solutions products and services softened in both developed and high-growth markets for the three-month period. For the nine-month period, weaker demand in the high-growth markets was slightly offset by increased demand in the developed markets.
Operating Profit Performance
Operating profit margins increased 130 basis points during the three-month period ended September 28, 2018 as compared to the comparable period of 2017.
Third quarter 2018 vs. third quarter 2017 operating profit margin comparisons were favorably impacted by:

•
Higher 2018 core sales volumes and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2017, net of the impact of foreign currency exchange rates in the third quarter of 2018 and incremental year-over-year costs associated with various new product development, sales, service and marketing growth investments - 160 basis points

Third quarter 2018 vs. third quarter 2017 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2018 of acquired businesses - 30 basis points
Operating profit margins decreased 10 basis points during the nine-month period ended September 28, 2018 as compared to the comparable period of 2017.
Year-to-date 2018 vs. year-to-date 2017 operating profit margin comparisons were favorably impacted by:

•
Higher 2018 core sales volumes, incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2017 and the impact of foreign currency exchange rates in the nine month period in 2018, net of incremental year-over-year costs associated with various new product development, sales, service and marketing growth investments - 40 basis points

Year-to-date 2018 vs. year-to-date 2017 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2018 of acquired businesses - 50 basis points

COST OF SALES AND GROSS PROFIT

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Sales	$4,853.1	$4,528.2	$14,529.5	$13,244.0
Cost of sales	(2,162.6)	(1,991.4)	(6,378.3)	(5,890.6)
Gross profit	$2,690.5	$2,536.8	$8,151.2	$7,353.4
Gross profit margin	55.4%	56.0%	56.1%	55.5%
The year-over-year increase in cost of sales during both the three and nine-month periods ended September 28, 2018 as compared to the comparable periods in 2017, is due primarily to the impact of higher year-over-year sales volumes, including sales from recently acquired businesses, partly offset by incremental year-over-year cost savings associated with the restructuring and continued productivity improvement actions taken in 2017.
The year-over-year decrease in gross profit margins during the three-month period ended September 28, 2018 as compared to the comparable period in 2017, is due primarily to the impact of foreign currency exchange rates during the third quarter of 2018, including transactional currency losses recorded, partially offset by the impact of higher year-over-year sales volumes, including sales from recently acquired businesses, increased leverage of certain manufacturing costs and incremental year-over-year cost savings associated with the restructuring activities and continued productivity improvement actions taken in 2017. The year-over-year increase in gross profit margins during the nine-month period ended September 28, 2018 as compared to the comparable period in 2017, is due primarily to the impact of higher year-over-year sales volumes, including sales from recently acquired businesses, increased leverage of certain manufacturing costs and incremental year-over-year cost savings associated with the restructuring activities and continued productivity improvement actions taken in 2017. Gross profit margin improvements were partially offset by the impact of foreign currency exchange rates during the nine-month period ended September 28, 2018 as compared to the comparable period in 2017.

OPERATING EXPENSES

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Sales	$4,853.1	$4,528.2	$14,529.5	$13,244.0
Selling, general and administrative (“SG&A”) expenses	1,558.6	1,498.4	4,798.4	4,470.6
Research and development (“R&D”) expenses	301.2	279.2	911.6	829.9
SG&A as a % of sales	32.1%	33.1%	33.0%	33.8%
R&D as a % of sales	6.2%	6.2%	6.3%	6.3%
The year-over-year decrease in SG&A expenses as a percentage of sales for both the three and nine-month periods ended September 28, 2018 as compared to the comparable periods in 2017, was driven by the benefit of increased leverage of the Company’s general and administrative cost base resulting from higher 2018 sales volumes, partially offset by continued investments in sales and marketing growth initiatives. The impact of the restructuring, impairment and other related charges incurred in the second quarter of 2017 related to discontinuing a product line also contributed to the year-over-year decrease in SG&A expenses as a percentage of sales during the nine-month period ended September 28, 2018.
Year-over-year, R&D expenses (consisting principally of internal and contract engineering personnel costs) remained constant as a percentage of sales for both the three and nine-month periods ended September 28, 2018 as compared to the comparable periods in 2017. Year-over-year increases in spending on the Company’s new product development initiatives corresponded to the increase in sales.

NONOPERATING INCOME (EXPENSE)
As described in Note 1 and Note 8 to the accompanying Condensed Consolidated Financial Statements, in the first quarter of 2018, the Company adopted ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU requires the Company to disaggregate the service cost component from the other components of net periodic benefit costs and requires the Company to present the other components of net periodic benefit cost in other income, net. The ASU also requires application on a retrospective basis. The other components of net periodic benefit costs included in other income, net for the three and nine-month periods ended September 28, 2018 were $9 million and $25 million, respectively, compared to $8 million and $22 million for the three and nine-month periods ended September 29, 2017, respectively.

INTEREST COSTS AND FINANCING
For a discussion of the Company’s outstanding indebtedness, refer to Note 7 to the accompanying Consolidated Condensed Financial Statements.
Interest expense of $41 million and $124 million for the three and nine-month periods ended September 28, 2018, was higher by $1 million and $3 million, respectively, than the comparable periods of 2017, due primarily to higher average interest rates on outstanding borrowings during 2018 as compared with the average interest rates in 2017, partially offset by lower average outstanding U.S. commercial paper borrowings in 2018 compared to 2017. For the three-month period ended September 28, 2018, the impact of foreign currency exchange rates had a negligible impact on interest expense. For the nine-month period ended September 28, 2018, the impact of foreign currency exchange rates also contributed to the higher interest expense in 2018 compared to the comparable period in 2017.

INCOME TAXES
The following table summarizes the Company’s effective tax rate from continuing operations:

	Three-Month Period Ended		Nine-Month Period Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Effective tax rate from continuing operations	17.2%	21.6%	19.0%	17.7%
The effective tax rate for 2018 includes the benefit of a lower U.S. corporate income tax rate of 21.0% from the enactment of the Tax Cuts and Jobs Act (“TCJA”), partially offset by a new minimum tax on certain non-U.S. earnings. In addition, the Company’s effective tax rate benefits from the impact of earnings outside the United States which overall are taxed at rates lower than the U.S. federal rate. The effective tax rate for the three-month period ended September 28, 2018 includes net tax benefits of $23 million ($0.03 per diluted share) related primarily to the release of valuation allowances associated with certain foreign operating losses and excess tax benefits from stock-based compensation, which in aggregate reduced the reported tax rate by 2.9%. The effective tax rate for the nine-month period ended September 28, 2018 also includes these benefits, in addition to net tax benefits of $9 million ($0.01 per diluted share) recorded in the second quarter of 2018 related to the release of reserves upon the expiration of statutes of limitation and excess tax benefits from stock-based compensation, which were partially offset by increases in estimates associated with prior period uncertain tax positions.
The Company’s effective tax rate for 2017 differed from the then-effective U.S. federal statutory rate of 35.0% due principally to the Company’s earnings outside the United States which overall are taxed at rates lower than such U.S. federal rate. The effective tax rate for the nine-month period ended September 29, 2017 includes a benefit from the release of reserves upon the expiration of statutes of limitations and audit settlements, excess tax benefits from stock-based compensation, as well as higher tax benefits from restructuring charges that are predominantly in the United States, which in aggregate decreased the reported tax rate by 3.3%.
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
Due to the complexities involved in accounting for the enactment of the TCJA, SAB No. 118 allowed the Company to record provisional amounts in earnings for the year ended December 31, 2017. SAB No. 118 provides that where reasonable estimates can be made, the provisional accounting should be based on such estimates and when no reasonable estimate can be made, the provisional accounting may be based on the tax law in effect before the TCJA. During the three and nine-month periods ended September 28, 2018, there were no changes made to the provisional amounts recognized in 2017. The Company continues to analyze the effects of the TCJA on its Consolidated Condensed Financial Statements. Additional impacts from the enactment of the TCJA will be recorded as they are identified during the measurement period as provided for in SAB No. 118, which extends up to one year from the enactment date. The final impact of the TCJA may differ from the provisional amounts that have been recognized, possibly materially, due to, among other things, changes in the Company’s interpretation of the TCJA, legislative or administrative actions to clarify the intent of the statutory language provided that differ from the Company’s current interpretation, any changes in accounting standards for income taxes or related interpretations in response to the TCJA, or any updates or changes to estimates utilized to calculate the impacts, including changes to current year earnings estimates and applicable foreign exchange rates. Additionally, the Company’s U.S. tax returns for 2017 will be filed during the fourth quarter of 2018 and any changes to the tax positions reflected in those returns compared to the estimates recorded in the Company’s earnings for the year ended December 31, 2017 will result in an adjustment of the estimated tax provision recorded as of December 31, 2017.
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
Tax authorities in Denmark have raised significant issues related to interest accrued by certain of the Company’s subsidiaries. On December 10, 2013, the Company received assessments from the Danish tax authority totaling approximately DKK 1.6 billion including interest through September 28, 2018 (approximately $247 million based on the exchange rate as of September 28, 2018), imposing withholding tax relating to interest accrued in Denmark on borrowings from certain of the Company’s subsidiaries for the years 2004-2009. The Company is currently in discussions with SKAT and anticipates receiving an assessment for years 2010-2012 totaling approximately DKK 939 million including interest through September 28, 2018 (approximately $146 million based on the exchange rate as of September 28, 2018). Management believes the positions the Company has taken in Denmark are in accordance with the relevant tax laws and is vigorously defending its positions. The Company appealed these assessments to the National Tax Tribunal in 2014 and intends on pursuing this matter through the European Court of Justice should this appeal be unsuccessful. The ultimate resolution of this matter is uncertain, could take many years, and could result in a material adverse impact to the Company’s consolidated financial statements, including its effective tax rate.
The Company’s effective tax rate for the nine-month period ended September 28, 2018 was 19.0%, which included discrete tax adjustments that reduced the effective tax rate by 1.3%. The Company expects its effective tax rate for the fourth quarter of 2018 to be approximately 20.0%. The Company’s effective tax rate could vary as a result of many factors, including but not limited to the following:

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
In the nine-month period ended September 29, 2017, the Company recorded a $22 million income tax benefit related to the release of previously provided reserves associated with uncertain tax positions on certain Danaher tax returns which were jointly filed with Fortive entities. These reserves were released due to the expiration of statutes of limitations for those returns. This income tax benefit was included in earnings from discontinued operations in the accompanying Consolidated Condensed Statement of Earnings.

COMPREHENSIVE INCOME
For the three and nine-month periods ended September 28, 2018, comprehensive income decreased $328 million and approximately $1.1 billion, respectively, as compared to the comparable periods of 2017. These declines were primarily due to the losses from foreign currency translation adjustments in both the three and nine-month periods ended September 28, 2018 as compared to the gains from foreign currency translation adjustments realized in the comparable periods of 2017, partially offset by higher net earnings in both the three and nine-month periods ended September 28, 2018. For the three and nine-month periods ended September 28, 2018, the Company recorded a foreign currency translation loss of $162 million and $509 million, respectively, as compared to a foreign currency translation gain of $260 million and $839 million for the three and nine-month periods ended September 29, 2017, respectively.

INFLATION
The effect of inflation on the Company’s revenues and net earnings was not significant in the three and nine-month periods ended September 28, 2018.

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

Following is an overview of the Company’s cash flows and liquidity ($ in millions):
Overview of Cash Flows and Liquidity

	Nine-Month Period Ended
($ in millions)	September 28, 2018	September 29, 2017
Total operating cash flows provided by continuing operations	$2,784.4	$2,643.1

Cash paid for acquisitions	$(2,173.3)	$(112.0)
Payments for additions to property, plant and equipment	(441.3)	(445.8)
Proceeds from sales of property, plant and equipment	1.6	32.3
Proceeds from sale of investments	22.1	—
All other investing activities	(61.1)	(2.4)
Net operating cash used in investing activities	$(2,652.0)	$(527.9)

Proceeds from the issuance of common stock	$77.3	$49.0
Payment of dividends	(321.2)	(281.0)
Payment for purchase of noncontrolling interests	—	(64.4)
Net proceeds from (repayments of) borrowings (maturities of 90 days or less)	882.1	(3,319.1)
Proceeds from borrowings (maturities longer than 90 days)	—	1,684.0
Repayments of borrowings (maturities longer than 90 days)	(503.9)	(562.4)
All other financing activities	(16.6)	(50.7)
Net operating cash provided by (used in) financing activities	$117.7	$(2,544.6)

•
Operating cash flows from continuing operations increased $141 million, or approximately 5%, during the first nine months of 2018 as compared to the first nine months of 2017, primarily due to higher earnings and slightly lower cash used for funding trade accounts receivable, inventories and accounts payable during the period compared to the prior year, partially offset by increased cash used for payments for income taxes, certain employee related benefits and accrued expenses compared to the prior year.

•
On March 23, 2018, Danaher entered into the $1.0 billion 364-Day Facility which provides liquidity support for an expansion of Danaher’s U.S. and euro-denominated commercial paper programs and for general corporate purposes. Danaher used proceeds from the issuance of U.S. dollar and euro-denominated commercial paper to fund a portion of the purchase price for the acquisition of IDT in April 2018.

•	The Company repaid the $500 million of 2018 U.S. Notes (plus accrued interest) upon their maturity in September 2018 using available cash and proceeds from the issuance of commercial paper.

•	As of September 28, 2018, the Company held $776 million of cash and cash equivalents.

Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impact reported cash flows.
Operating cash flows from continuing operations were approximately $2.8 billion for the first nine months of 2018, an increase of $141 million, or approximately 5%, as compared to the comparable period of 2017. The year-over-year change in operating cash flows from 2017 to 2018 was primarily attributable to the following factors:

•	2018 operating cash flows reflected an increase of $291 million in net earnings from continuing operations for the first nine months of 2018 as compared to the comparable period in 2017.

•
Net earnings from continuing operations for the first nine months of 2018 reflected an increase of $57 million of depreciation and amortization expense as compared to the comparable period of 2017. Amortization expense primarily relates to the amortization of intangible assets acquired in connection with acquisitions and increased due to recently acquired businesses. Depreciation expense relates to both the Company’s manufacturing and operating facilities as well as instrumentation leased to customers under operating-type lease arrangements and increased due primarily to the impact of increased capital expenditures. Depreciation and amortization are noncash expenses that decrease earnings without a corresponding impact to operating cash flows.

•
The aggregate of trade accounts receivable, inventories and trade accounts payable used $55 million in operating cash flows during the first nine months of 2018, compared to $72 million of operating cash flows used in the comparable period of 2017. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories and trade accounts payable depends upon how effectively the Company manages the cash conversion cycle, which effectively represents the number of days that elapse from the day it pays for the purchase of raw materials and components to the collection of cash from its customers and can be significantly impacted by the timing of collections and payments in a period.

•
The aggregate of prepaid expenses and other assets and accrued expenses and other liabilities used $153 million of operating cash flows during the first nine months of 2018, compared to $28 million of operating cash flows provided in the comparable period of 2017. This use of operational cash flow in the first nine months of 2018 resulted primarily from the timing of cash payments for income taxes, various employee-related liabilities, customer funding and accrued expenses during the first nine months of 2018 compared to the comparable period of 2017.

Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures, including instruments leased to customers, cash used for investments and cash proceeds from divestitures of businesses or assets.
Net cash used in investing activities from continuing operations was approximately $2.7 billion during the first nine months of 2018 compared to $528 million of cash used in the first nine months of 2017. For a discussion of the Company’s acquisitions during the first nine months of 2018 refer to “—Overview”.
Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development, improving information technology systems and the manufacture of instruments that are used in operating-type lease arrangements that certain of the Company’s businesses enter into with customers. Capital expenditures decreased $5 million on a year-over-year basis for the first nine months of 2018 compared to 2017 due to decreased investment in construction of new facilities, partially offset by increases in investments in operating assets at newly acquired businesses such as IDT. For the full year 2018, the Company forecasts capital spending to be approximately $675 million, though actual expenditures will ultimately depend on business conditions.
During the first nine months of 2018, the Company received cash proceeds of $22 million from the collection of short-term other receivables related to the sale of certain marketable equity securities during 2017.

Financing Activities and Indebtedness
Cash flows relating to financing activities consist primarily of cash flows associated with the issuance and repayments of commercial paper and other debt, issuance and repurchases of common stock and payments of cash dividends to shareholders. Financing activities from continuing operations provided cash of $118 million during the first nine months of 2018 compared to approximately $2.5 billion of cash used in the comparable period of 2017. The year-over-year increase in cash provided by financing activities was due primarily to higher net proceeds from commercial paper borrowings in 2018, as the Company issued commercial paper to pay for a portion of the acquisition price of IDT in April 2018. Additionally, despite the repayment of the $500 million of 2018 U.S. Notes upon their maturity in September 2018, long-term debt repayments were lower in the first nine months of 2018 as compared to the comparable period in 2017 which contributed to the cash provided by financing activities. Both of these factors were partially offset by lower proceeds from the issuance of long-term notes in the first nine months of 2018 as compared to the comparable period of 2017. In addition, the Company paid $64 million to a noncontrolling interest holder in the first quarter of 2017 which contributed to the use of cash from financing activities in the prior period.
For a description of the Company’s outstanding debt as of September 28, 2018, the debt issued and debt repaid during the nine-month period ended September 28, 2018 and the Company’s commercial paper programs and credit facilities, refer to Note 7 to the accompanying Consolidated Condensed Financial Statements. As of September 28, 2018, the Company was in compliance with all of its debt covenants.
The Company satisfies any short-term liquidity needs that are not met through operating cash flow and available cash primarily through issuances of commercial paper under its U.S. dollar and euro-denominated commercial paper programs. Credit support for the commercial paper programs is generally provided by the Company’s $4.0 billion Credit Facility and $1.0 billion 364-Day Facility.
As of September 28, 2018, Danaher had the ability to incur an additional approximately $1.7 billion of indebtedness in direct borrowings under the Credit Facility, 364-Day Facility or under outstanding commercial paper facilities (based on aggregate amounts available under the Credit Facility and 364-Day Facility that were not being used to backstop outstanding commercial paper balances).
The Company has classified the €600 million of 2019 Euronotes and approximately $3.3 billion of its borrowings outstanding under the commercial paper programs as of September 28, 2018 as long-term debt in the accompanying Consolidated Condensed Balance Sheet as the Company had the intent and ability, as supported by availability under the Credit Facility, to refinance these borrowings for at least one year from the balance sheet date. As commercial paper obligations mature, the Company may issue additional short-term commercial paper obligations to refinance all or part of these borrowings.

Stock Repurchase Program
For information regarding the Company’s stock repurchase program, please see Part II—Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” in this Form 10-Q.

Dividends
Aggregate cash payments for dividends during the first nine months of 2018 were $321 million. The increase over the comparable period of 2017 results from increases in the quarterly dividend rate effective with respect to the dividend paid in the second quarter of 2017 and with respect to the dividend paid in the second quarter of 2018.
In the third quarter of 2018, the Company declared a regular quarterly dividend of $0.16 per share payable on October 26, 2018 to holders of record on September 28, 2018, reflecting a 14% increase in the per share amount of the Company’s quarterly dividend compared to the third quarter of 2017.

Cash and Cash Requirements
As of September 28, 2018, the Company held $776 million of cash and cash equivalents that were held on deposit with financial institutions or invested in highly liquid investment-grade debt instruments with a maturity of 90 days or less with an approximate weighted average annual interest rate of 1.3%. Of this amount, $61 million was held within the United States and $715 million was held outside of the United States. The Company will continue to have cash requirements to support working capital needs, capital expenditures and acquisitions, pay interest and service debt, pay taxes and any related interest or penalties, fund its restructuring activities and pension plans as required, pay dividends to shareholders, repurchase shares of the Company’s common stock and support other business needs.
The Company generally intends to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, the Company may also borrow under its commercial paper programs or the credit facilities, enter into new credit facilities and either borrow directly thereunder or use such credit facilities to backstop additional borrowing capacity under its commercial paper programs and/or access the capital markets. The Company also may from time to time access the capital markets to take advantage of favorable interest rate environments or other market conditions. With respect to the Company’s commercial paper scheduled to mature during the remainder of 2018, the Company expects to repay the principal amounts when due using available cash, proceeds from the issuance of commercial paper and/or proceeds from other debt issuances.
While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company’s foreign cash could be repatriated to the United States. Following enactment of the TCJA and the associated Transition Tax, in general, repatriation of cash to the United States can be completed with no incremental U.S. tax; however, repatriation of cash could subject the Company to non-U.S. jurisdictional taxes on distributions. The cash that the Company’s non-U.S. subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. The income taxes, if any, applicable to such earnings including basis differences in our foreign subsidiaries are not readily determinable. The Company continues to evaluate the impact of the TCJA on its election to indefinitely reinvest certain of its non-U.S. earnings. As of September 28, 2018, management believes that it has sufficient liquidity to satisfy its cash needs, including its cash needs in the United States.
During 2018, the Company’s cash contribution requirements for its U.S. and non-U.S. defined benefit pension plans are forecasted to be approximately $30 million and $50 million, respectively. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Instruments and Risk Management,” in the Company’s 2017 Annual Report. There were no material changes during the quarter ended September 28, 2018 to this information reported in the Company’s 2017 Annual Report.

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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In September 2016, the U.S. Environmental Protection Agency (“EPA”) issued a Notice of Violation to the Richmond, Illinois facility of Leica Biosystems Richmond, Inc. (“Leica Biosystems”), an indirect subsidiary of the Company, alleging that the facility violated certain provisions of the Clean Air Act and related regulations pertaining to permitting requirements, emissions limitations and the installation and use of proper controls.  In July 2018, Leica Biosystems and the EPA executed an agency administrative settlement whereby all of Leica Biosystems’ alleged violations were settled for a payment of approximately $175 thousand and certain injunctive relief.
For additional information regarding legal proceedings, refer to the section titled “Legal Proceedings” in MD&A in the 2017 Consolidated Financial Statements.

ITEM 1A. RISK FACTORS
Information regarding risk factors can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Information Related to Forward-Looking Statements,” in Part I—Item 2 of this Form 10-Q and in Part I—Item 1A of Danaher’s 2017 Annual Report. There were no material changes during the quarter ended September 28, 2018 to the risk factors reported in the Company’s 2017 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the nine-month period ended September 28, 2018.  On July 16, 2013, the Company’s Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Repurchase Program, and the timing and amount of any shares repurchased under the program will be determined by the Company’s management based on its evaluation of market conditions and other factors.  The Repurchase Program may be suspended or discontinued at any time.  Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plans) and for other corporate purposes. As of September 28, 2018, 20 million shares remained available for repurchase pursuant to the Repurchase Program. The Company expects to fund any future stock repurchases using the Company’s available cash balances or proceeds from the issuance of debt.
During the third quarter of 2018, there were no Liquid Yield Option Notes due 2021 converted into shares of Danaher common stock.

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

10.1	Danaher Corporation and Subsidiaries Amended and Restated Executive Deferred Incentive Program

10.2	Danaher Corporation Excess Contribution Program, a sub-plan under the 2007 Omnibus Incentive Plan, as amended and restated

10.3	Danaher Corporation Deferred Compensation Plan

11.1	Computation of per-share earnings (See Note 13, “Net Earnings Per Share from Continuing Operations”, to the Consolidated Condensed Financial Statements)

12.1	Calculation of ratio of earnings to fixed charges

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

**
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of September 28, 2018 and December 31, 2017, (ii) Consolidated Condensed Statements of Earnings for the three and nine-month periods ended September 28, 2018 and September 29, 2017, (iii) Consolidated Condensed Statements of Comprehensive Income for the three and nine-month periods ended September 28, 2018 and September 29, 2017, (iv) Consolidated Condensed Statement of Stockholders’ Equity for the nine-month period ended September 28, 2018, (v) Consolidated Condensed Statements of Cash Flows for the nine-month periods ended September 28, 2018 and September 29, 2017, and (vi) Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DANAHER CORPORATION

Date:	October 17, 2018	By:	/s/ Daniel L. Comas
Daniel L. Comas
Executive Vice President and Chief Financial Officer

Date:	October 17, 2018	By:	/s/ Robert S. Lutz
Robert S. Lutz
Senior Vice President and Chief Accounting Officer