Form 10-K
period 2018-12-31
DANAHER CORP /DE/
filed 2019-02-21
CIK 313616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
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
Yes   ☐     No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes   ☒     No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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
As of February 7, 2019, the number of shares of Registrant’s common stock outstanding was 701,875,340. The aggregate market value of common stock held by non-affiliates of the Registrant on June 29, 2018 was $61.0 billion, based upon the closing price of the Registrant’s common stock as quoted on the New York Stock Exchange on such date.
 ____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the Registrant’s proxy statement for its 2019 annual meeting of shareholders to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end. With the exception of the sections of the 2019 Proxy Statement specifically incorporated herein by reference, the 2019 Proxy Statement is not deemed to be filed as part of this Form 10-K.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this Annual Report, in other documents we file with or furnish to the Securities and Exchange Commission (“SEC”), in our press releases, webcasts, conference calls, materials delivered to shareholders and other communications, are “forward-looking statements” within the meaning of the U.S. federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions and the integration thereof, divestitures, spin-offs, split-offs or other distributions, strategic opportunities, securities offerings, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; future regulatory approvals and the timing thereof; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; future foreign currency exchange rates and fluctuations in those rates; general economic and capital markets conditions; the anticipated timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that Danaher intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “should,” “could,” “intend,” “will,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the risks and uncertainties set forth under “Item 1A. Risk Factors” in this Annual Report.
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

PART I

ITEM 1. BUSINESS
General
Danaher Corporation designs, manufactures and markets professional, medical, industrial and commercial products and services, which are typically characterized by strong brand names, innovative technology and major market positions. We are committed to innovating and developing forward-looking technologies that solve our customers’ most complex challenges. Danaher’s research and development, manufacturing, sales, distribution, service and administrative facilities are located in more than 60 countries. Our business consists of four segments: Life Sciences; Diagnostics; Dental; and Environmental & Applied Solutions. Danaher strives to create shareholder value primarily through three strategic priorities:

•	enhancing its portfolio in attractive science and technology markets through strategic capital allocation;

•	strengthening its competitive advantage through consistent application of the DANAHER BUSINESS SYSTEM (“DBS”) tools; and

•	consistently attracting and retaining exceptional talent.
Danaher measures its progress against these strategic priorities over the long-term based primarily on financial metrics relating to revenue growth, profitability, cash flow and capital returns.
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
To further these objectives, the Company also acquires businesses that either strategically fit within its existing business portfolio or expand its portfolio into a new and attractive business area. For example, the Company’s acquisition of Integrated DNA Technologies, or “IDT”, in 2018 provides additional sales and earnings growth opportunities for the Company’s Life Sciences segment by expanding the segment’s product line diversity, including new product and service offerings in the area of genomics consumables and through the potential future acquisition of complementary businesses. Given the rapid pace of technological development and the specialized expertise typical of Danaher’s served markets, acquisitions, strategic alliances and investments provide the Company access to important new technologies and domain expertise. Danaher believes there are many acquisition and investment opportunities available within its targeted markets. The extent to which Danaher consummates and effectively integrates appropriate acquisitions will affect its overall growth and operating results. Danaher also continually assesses the strategic fit of its existing businesses and may dispose of businesses that are deemed not to fit with its strategic plan or are not achieving the desired return on investment.
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
We have announced our intention to spin-off Danaher’s Dental business into an independent, publicly-traded company (the “Dental Separation”). The Dental business had sales for the year ended December 31, 2018 of approximately $2.8 billion.  The transaction is expected to be tax-free to the Company’s shareholders. The Company is targeting to complete the Dental Separation in the second half of 2019, subject to the satisfaction of certain conditions, including obtaining final approval from the Danaher Board of Directors, satisfactory completion of financing, receipt of tax opinions, receipt of favorable rulings from the Internal Revenue Service (“IRS”) and receipt of other regulatory approvals.
Sales in 2018 by geographic destination (geographic destination refers to the geographic area where the final sale to the Company’s unaffiliated customer is made) were: North America, 39% (including 37% in the United States); Western Europe, 24%; other developed markets, 6% and high-growth markets, 31%. The Company defines high-growth markets as developing markets of the world experiencing extended periods of accelerated growth in gross domestic product and infrastructure which include Eastern Europe, the Middle East, Africa, Latin America and Asia (with the exception of Japan and Australia). The Company defines developed markets as all markets of the world that are not high-growth markets.
LIFE SCIENCES
The Company’s Life Sciences segment offers a broad range of research tools that scientists use to study the basic building blocks of life, including genes, proteins, metabolites and cells, in order to understand the causes of disease, identify new therapies and test new drugs and vaccines.  The segment is also a leading provider of filtration, separation and purification technologies to the biopharmaceutical, food and beverage, medical, aerospace, microelectronics and general industrial sectors. Sales in 2018 for this segment by geographic destination were: North America, 35%; Western Europe, 29%; other developed markets, 9% and high-growth markets, 27%.
Danaher established the life sciences business in 2005 through the acquisition of Leica Microsystems and has expanded the business through numerous subsequent acquisitions, including the acquisitions of AB Sciex and Molecular Devices in 2010, Beckman Coulter in 2011, Pall in 2015, Phenomenex in 2016 and IDT in 2018. The Life Sciences segment consists of the following businesses:
Filtration—The filtration, separation and purification technologies business (from the Company’s acquisition of Pall in 2015) is a leading provider of products used to remove solid, liquid and gaseous contaminants from a variety of liquids and gases, primarily through the sale of filtration consumables and to a lesser extent systems that incorporate filtration consumables and associated hardware. Pall’s core materials and technologies can be applied in many ways to solve complex fluid separation challenges, and are sold across a wide array of applications in two primary business groups:

•
Life Sciences. The Company’s life sciences technologies facilitate the process of drug discovery, development, regulatory validation and production and are sold to biopharmaceutical, food and beverage and medical customers. In the biopharmaceutical area, the business sells a broad line of filtration and purification technologies, single use bioreactors and associated accessories, hardware and engineered systems primarily to pharmaceutical and biopharmaceutical companies for use in the development and commercialization of chemically synthesized and biologically derived drugs, plasma and vaccines. Biotechnology drugs, plasma and biologically derived vaccines in particular are filtration and purification intensive and represent a significant opportunity for growth for Pall in the biopharmaceutical area. The business also serves the filtration needs of the food and beverage markets, helping customers ensure the quality and safety of their products while lowering operating costs and minimizing waste. In the medical area, hospitals use the Company’s breathing circuit and intravenous filters and water filters to help control the spread of infections.

•
Industrial. Virtually all of the raw materials, process fluids and waste streams that flow through industry are candidates for multiple stages of filtration, separation and purification. In addition, most of the machines used in complex production processes require filtration to protect sensitive parts from degradation due to contamination. Pall’s industrial technologies enhance the quality and efficiency of manufacturing processes and prolong equipment life in applications such as semiconductor equipment, airplanes, oil refineries, power generation turbines, petrochemical plants, municipal water plants and mobile mining equipment. Within these end-markets, demand is driven by end-users and original equipment manufacturers (“OEM”) seeking to improve product performance, increase production and efficiency, reduce operating costs, extend the life of their equipment, conserve water and meet environmental regulations.

Mass Spectrometry—The mass spectrometry business is a leading global provider of high-end mass spectrometers as well as related consumable chromatography columns and sample preparation extraction products. Mass spectrometry is a technique for identifying, analyzing and quantifying elements, chemical compounds and biological molecules, individually or in complex mixtures. The mass spectrometers utilize various combinations of quadrupole, time-of-flight and ion trap technologies. The business’ mass spectrometer systems and related products are used in numerous applications such as drug discovery and clinical development of therapeutics as well as in basic research, clinical testing, food and beverage quality testing and environmental testing. The business’ global services network provides implementation, validation, training and maintenance to support customer installations around the world. Typical users of these mass spectrometry and related products include molecular biologists, bioanalytical chemists, toxicologists and forensic scientists as well as quality assurance and quality control technicians. The business also provides high-performance bioanalytical measurement systems, including microplate readers, automated cellular screening products and associated reagents and imaging software. Typical users of these products include biologists and chemists engaged in research and drug discovery, who use these products to determine electrical or chemical activity in cell samples.
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
Microscopy—The microscopy business is a leading global provider of professional microscopes designed to capture, manipulate and preserve images and enhance the user’s visualization and analysis of microscopic structures. The Company’s microscopy products include laser scanning (confocal) microscopes, compound microscopes and related equipment, surgical and other stereo microscopes and specimen preparation products for electron microscopy. Typical users of these products include research, medical and surgical professionals operating in research and pathology laboratories, academic settings and surgical theaters.
Genomics Consumables—The genomics consumables business is a leading provider of custom nucleic acid products for the life sciences industry, primarily through the manufacture of custom DNA and RNA oligonucleotides and gene fragments utilizing a proprietary manufacturing ecosystem.  The business has developed proprietary technologies for genomics applications such as next generation sequencing, CRISPR genome editing, qPCR, and RNA interference.  The business also manufactures products used in diagnostic tests for many forms of cancer, as well as inherited and infectious diseases.  Typical users of these products include professionals in the areas of academic and commercial research, agriculture, medical diagnostics, and pharmaceutical development.
Customers served by the Life Sciences segment select products based on a number of factors, including product quality and reliability, the product’s capacity to enhance productivity, innovation (particularly productivity and sensitivity improvements), product performance and ergonomics, access to a service and support network and the other factors described under “—Competition.” The life sciences business generally markets its products under the BECKMAN COULTER, IDT, LEICA MICROSYSTEMS, MOLECULAR DEVICES, PALL, PHENOMENEX and SCIEX brands. Manufacturing facilities are located in North America, Europe, Asia and Australia. The business sells to customers through direct sales personnel and independent distributors.

DIAGNOSTICS
The Company’s Diagnostics segment offers analytical instruments, reagents, consumables, software and services that hospitals, physicians’ offices, reference laboratories and other critical care settings use to diagnose disease and make treatment decisions. Sales in 2018 for this segment by geographic destination were: North America, 38%; Western Europe, 19%; other developed markets, 6% and high-growth markets, 37%.
Danaher established the diagnostics business in 2004 through the acquisition of Radiometer and expanded the business through numerous subsequent acquisitions, including the acquisitions of Vision Systems in 2006, Genetix in 2009, Beckman Coulter in 2011, Iris International and Aperio Technologies in 2012, HemoCue in 2013, Devicor Medical Products in 2014, the clinical microbiology business of Siemens Healthcare Diagnostics in 2015 and Cepheid in 2016. The diagnostics business consists of the following businesses:
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

•
hematology products are used for cellular analysis. The business’ hematology systems use principles of physics, optics, electronics and chemistry to separate cells of diagnostic interest and then quantify and characterize them, allowing clinicians to study formed elements in blood (such as red and white blood cells and platelets).

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
DENTAL
The Company’s Dental segment offers products and services that are used to diagnose, treat and prevent disease and ailments of the teeth, gums and supporting bone, as well as to improve the aesthetics of the human smile. With leading brand names, innovative technology and significant market positions, the Company is a leading worldwide provider of a broad range of dental consumables, equipment and services, and is dedicated to driving technological innovations that help dental professionals improve clinical outcomes and enhance productivity. Sales in 2018 for this segment by geographic destination were: North America, 48%; Western Europe, 23%; other developed markets, 6% and high-growth markets, 23%.
As noted above, we have announced our intention to spin-off Danaher’s Dental business into an independent, publicly-traded company. The Company is targeting to complete the Dental Separation in the second half of 2019, subject to the satisfaction of certain conditions, including obtaining final approval from the Danaher Board of Directors, satisfactory completion of financing, receipt of tax opinions, receipt of favorable rulings from the IRS and receipt of other regulatory approvals.
Danaher entered the dental business in 2004 through the acquisitions of KaVo and Gendex and has enhanced its geographic coverage and product and service breadth through subsequent acquisitions, including the acquisition of Sybron Dental Specialties in 2006, PaloDEx Group Oy in 2009, Nobel Biocare Holding AG (“Nobel Biocare”) in 2014 and Implant Direct, as to which Danaher acquired a controlling interest in 2010 and acquired the remaining noncontrolling interest in 2017. Today, the dental businesses develop, manufacture and market the following dental consumables and dental equipment:

•	implant systems, dental prosthetics and associated treatment planning software;

•	orthodontic bracket systems, aligners and lab products;

•	endodontic systems and related consumables;

•	restorative materials and instruments including rotary burs, impression materials, bonding agents and cements;

•	infection prevention products;

•	digital imaging systems and software and other visualization and magnification systems;

•	air and electric powered handpieces and associated consumables; and

•	treatment units and other dental practice equipment.
Typical customers and users of these products include general dentists, dental specialists, dental hygienists, dental laboratories and other oral health professionals, as well as educational, medical and governmental entities. These professionals choose dental products based on a number of factors including product performance, innovation, the product’s capacity to enhance productivity and the other factors described under “—Competition.” The dental products are marketed primarily under the ABT, DEXIS, iCAT, IMPLANT DIRECT, KAVO, KERR, METREX, NOBEL BIOCARE, NOBEL PROCERA, ORASCOPTIC, ORMCO, PELTON & CRANE, PENTRON, SYBRON ENDO and TOTAL CARE brands. Manufacturing facilities are located in North America, Europe, Middle East, Latin America, Asia and Australia. Sales are primarily made through independent distributors, and to a lesser extent through direct sales personnel.

ENVIRONMENTAL & APPLIED SOLUTIONS
The Company’s Environmental & Applied Solutions segment offers products and services that help protect important resources and keep global food and water supplies safe. Sales in 2018 for this segment by geographic destination were: North America, 41%; Western Europe, 24%; other developed markets, 3% and high-growth markets, 32%. The Company’s Environmental & Applied Solutions segment consists of the following lines of business.
Water Quality—The Company’s water quality business provides instrumentation, services and disinfection systems to help analyze, treat and manage the quality of ultra-pure, potable, industrial, waste, ground, source and ocean water in residential, commercial, municipal, industrial and natural resource applications. Danaher entered the water quality sector in the late 1990’s through the acquisitions of Dr. Lange and Hach Company, and has enhanced the geographic coverage and capabilities of its products and services through subsequent acquisitions, including the acquisition of Trojan Technologies Inc. in 2004 and ChemTreat, Inc. in 2007. The water quality business designs, manufactures and markets:

•
a wide range of analytical instruments, software and related consumables and services that detect and measure chemical, physical and microbiological parameters in ultra-pure, potable, industrial, waste, ground, source and ocean water;

•	ultraviolet disinfection systems, consumables and services, which disinfect billions of gallons of municipal, industrial and consumer water every day; and

•
industrial water treatment solutions, including chemical treatment solutions intended to address corrosion, scaling and biological growth problems in boiler, cooling water and industrial wastewater applications as well as associated analytical services.

Typical users of these products and services include professionals in municipal drinking water and wastewater treatment plants and industrial process water and wastewater treatment facilities, third-party testing laboratories and environmental operations. Customers in these industries choose suppliers based on a number of factors including the customer’s existing supplier relationships, application expertise, product performance and ease of use, the comprehensiveness of the supplier’s solutions offering, after-sales service and support and the other factors described under “—Competition.” The water quality business provides products under a variety of brands, including AGUASIN, AQUAFINE, CHEMTREAT, HACH, LIPESA, MCCROMETER, OTT HYDROMET, PALL WATER, SEABIRD, TROJAN AND VIQUA. Manufacturing facilities are primarily located in North America, Europe and Asia. Sales are made through the business’ direct sales personnel, e-commerce, independent representatives and independent distributors.
Product Identification—The Company’s product identification business provides equipment, software, services and consumables for various color and appearance management, packaging design and quality management, packaging converting, printing, marking, coding and traceability applications for consumer, pharmaceutical and industrial products. Danaher entered the product identification market through the acquisition of Videojet in 2002, and has expanded the product and geographic coverage through various subsequent acquisitions, including the acquisitions of Willett International Limited in 2003, Linx Printing Technologies PLC in 2005, EskoArtwork in 2011, X-Rite in 2012, Laetus in 2015, Advanced Vision Technology Limited (“AVT”) in 2017 and Blue Software in 2018. The product identification businesses innovate, design, manufacture, and market the following products and services:

•
the business provides innovative color and appearance solutions through standards, software, measurement devices and related services. The business’ expertise in inspiring, virtualizing, selecting, specifying, formulating and measuring color and appearance helps users improve the quality and relevance of their products and reduces costs.

•
the business is a leading global provider of software for online collaboration, three-dimensional virtualization, workflow automation, quality approvals and prepress processes to manage structural design, artwork creation, color and product information for branded packaging and marketing materials. Its packaging solutions help consumer goods manufacturers improve their business processes, shorten time to market and reduce costs across internal departments and external suppliers.

•
the business provides flexographic computer-to-plate imaging equipment, solutions for print process control, press control, quality assurance and digital finishing systems for the packaging, labels and commercial print industries. Its automation, print process and press control solutions help packaging manufacturers reduce lead time and satisfy their customers’ demands for smaller, more frequent print jobs.

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
Typical users of these products include manufacturers of consumer goods, pharmaceuticals, paints, plastics and textiles, retailers, graphic design firms and packaging printers and converters. Customers in these industries choose suppliers based on a number of factors, including domain experience, speed and accuracy, ease of connection to the internet and other software systems, equipment uptime and reliable operation without interruption, ease of maintenance, service coverage and the other factors described under “—Competition.” The product identification products are primarily marketed under the AVT, BLUE, ESKO, LAETUS, LINX, MEDIABEACON, PANTONE, VIDEOJET and X-RITE brands. Manufacturing and software development facilities are located in North America, Europe, Latin America and Asia. Sales are generally made through the business’ direct sales personnel, independent distributors and e-commerce.
************************************

The following discussion includes information common to all of Danaher’s segments.
Materials
The Company’s manufacturing operations employ a wide variety of raw materials, including metallic-based components, electronic components, chemicals, plastics and other petroleum-based products. Prices of oil and gas also affect the Company’s costs for freight and utilities. The Company purchases raw materials from a large number of independent sources around the world. No single supplier is material; although for some components that require particular specifications or regulatory or other qualifications there may be a single supplier or a limited number of suppliers that can readily provide such components. The Company utilizes a number of techniques to address potential disruption in and other risks relating to its supply chain, including in certain cases the use of safety stock, alternative materials and qualification of multiple supply sources. During 2018 the Company had no raw material shortages that had a material effect on the business. For a further discussion of risks related to the materials and components required for the Company’s operations, refer to “Item 1A. Risk Factors.”
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

Backlog
The Company defines backlog as firm orders from customers for products and services where the order will be fulfilled in the next 12 months. Backlog as of December 31, 2018 and 2017 was approximately $2.9 billion and $2.7 billion, respectively. The Company expects that a large majority of the backlog as of December 31, 2018 will be delivered to customers within three to four months of such date. Given the relatively short delivery periods and rapid inventory turnover that are characteristic of most of the Company’s products and the shortening of product life cycles, the Company believes that backlog is indicative of short-term revenue performance but not necessarily a reliable indicator of medium or long-term revenue performance.

Employee Relations
As of December 31, 2018, the Company employed approximately 71,000 persons, of whom approximately 24,000 were employed in the United States and approximately 47,000 were employed outside of the United States. Of the United States employees, approximately 400 were hourly-rated, unionized employees. Outside the United States, the Company has government-mandated collective bargaining arrangements and union contracts in certain countries, particularly in Europe where many of the Company’s employees are represented by unions and/or works councils. For a discussion of risks related to employee relations, refer to “Item 1A. Risk Factors.”

Research and Development
The Company conducts R&D activities for the purpose of developing new products, enhancing the functionality, effectiveness, ease of use and reliability of its existing products and expanding the applications for which uses of its products are appropriate. The Company’s R&D efforts include internal initiatives and those that use licensed or acquired technology, and we work with a number of leading research institutions, universities and clinicians around the world to develop, evaluate and clinically test our products. The Company generally conducts R&D activities on a business-by-business basis, primarily in North America, Europe and Asia, although it does conduct certain R&D activities on a centralized basis. The Company anticipates that it will continue to make significant expenditures for R&D as it seeks to provide a continuing flow of innovative products to maintain and improve its competitive position. For a discussion of the risks related to the need to develop and commercialize new products and product enhancements, refer to “Item 1A. Risk Factors.”
Government Contracts
Although the substantial majority of the Company’s revenue in 2018 was from customers other than governmental entities, each of Danaher’s segments has agreements relating to the sale of products to government entities. As a result, the Company is subject to various statutes and regulations that apply to companies doing business with governments. For a discussion of risks related to government contracting requirements, refer to “Item 1A. Risk Factors.” No material portion of Danaher’s business is subject to renegotiation of profits or termination of contracts at the election of a government entity.
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
Environmental Laws and Regulations
For a discussion of the environmental laws and regulations that the Company’s operations, products and services are subject to and other environmental contingencies, refer to Note 17 to the Consolidated Financial Statements included in this Annual Report. For a discussion of risks related to compliance with environmental and health and safety laws and risks related to past or future releases of, or exposures to, hazardous substances, refer to “Item 1A. Risk Factors.”
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

•
Quality Systems. The Company’s applicable subsidiaries are required to establish a quality management system that includes clearly defined processes and procedures for ensuring regulated products are developed, manufactured and distributed in accordance with applicable regulatory requirements and international standards. These subsidiaries also must establish processes and procedures for investigating and responding to customer complaints regarding the performance of regulated products and are subject to periodic inspection by the FDA for compliance with the quality management system requirements.

•
Labeling. The labeling for regulated products must contain specified information and in some cases, the FDA reviews and approves the labeling and any quality assurance protocols specified in the labeling. The FDA and other federal, state and non-U.S. regulatory bodies (including the Federal Trade Commission, the Office of the Inspector General of the Department of Health and Human Services, the U.S. Department of Justice and various state Attorneys General) also monitor the manner in which the Company’s subsidiaries promote and advertise their products. Although physicians may use their medical judgment to employ medical devices for indications other than those cleared or approved by the FDA, the FDA prohibits manufacturers from promoting products for such “off-label” uses.

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

Conformity with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections by the FDA which may result in observations on Form 483 and in some cases warning letters that require corrective action.
In the European Union (“EU”), the Company is required to comply with applicable Medical Device Directives and affix a CE Mark on medical devices that will be placed on the market within the EU. To obtain a CE mark, medical devices must meet minimum standards of performance, safety and quality (known as the Essential Requirements), and then, according to their classification, comply with one or more of a selection of conformity assessment routes. An organization accredited by an EU Member State to certify whether a product meets the Essential Requirements, also known as a Notified Body, assesses the quality management systems of the device’s manufacturer and the device’s conformity to the essential and other requirements within the EU Medical Device or In Vitro Diagnostic (“IVD”) Directives. These EU Directives are being replaced by new sets of pan-EU regulations, which will reclassify medical device and IVD products and require more of those products to go through a formal Notified Body review of the product’s technical files in order to obtain CE marking in the future. Danaher’s medical device companies are also subject to quality system audits by Notified Bodies for compliance and certification to the EU standards. The national regulatory agencies of the EU countries (otherwise known as Competent Authorities), generally in the form of their ministries or departments of health, also oversee clinical research for medical devices, can conduct their own compliance audits and are responsible for postmarket surveillance of products once they are placed on the EU market. The Company’s applicable subsidiaries are required to report device failures and injuries potentially related to product use to these authorities in a timely manner.
A number of other countries, including but not limited to Australia, Brazil, Canada, China and Japan, have also adopted or are in the process of adopting regulations and standards for medical devices sold in those countries.

In addition to the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar anti-bribery laws, the Company is also subject to various health care related laws regulating fraud and abuse, pricing and sales and marketing practices and the privacy and security of health information, including the United States federal regulations described below. Many states, foreign countries and supranational bodies have also adopted laws and regulations similar to, and in some cases more stringent than, the U.S. federal regulations discussed above and below.

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

•
The Open Payments Act requires manufacturers of medical devices covered under Medicare and Medicaid to record payments and other transfers of value to physicians and teaching hospitals and to report this data to the Centers for Medicare and Medicaid Services for subsequent public disclosure. Similar reporting requirements have also been enacted on the state level, and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with health care professionals.

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

International Operations
The Company’s products and services are available worldwide, and its principal markets outside the United States are in Europe and Asia. The Company also has operations around the world, and this geographic diversity allows the Company to draw on the skills of a worldwide workforce, provides greater stability to its operations, allows the Company to drive economies of scale, provides revenue streams that may help offset economic trends that are specific to individual economies and offers the Company an opportunity to access new markets for products. In addition, the Company believes that future growth depends in part on its ability to continue developing products and sales models that successfully target high-growth markets.
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
Information about the effects of foreign currency fluctuations on the Company’s business is set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report. For a discussion of risks related to the Company’s non-U.S. operations and foreign currency exchange, refer to “Item 1A. Risk Factors.”
Major Customers
No customer accounted for more than 10% of consolidated sales in 2018, 2017 or 2016.
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
We intend to spin-off our Dental business into an independent, publicly-traded company in the second half of 2019. The proposed transaction may not be completed on the currently contemplated timeline or at all and may not achieve the intended benefits.
We have announced our intention to spin-off Danaher’s Dental business into an independent, publicly-traded company in the second half of 2019, subject to the satisfaction of certain conditions, including obtaining final approval from the Danaher Board of Directors, satisfactory completion of financing, receipt of tax opinions, receipt of favorable rulings from the IRS and receipt of other regulatory approvals. Unanticipated developments, including possible delays in obtaining various tax rulings, regulatory approvals or clearances and trade qualifications, uncertainty of the financial markets or changes in the Company’s cash requirements and challenges in establishing infrastructure or processes, could delay or prevent the proposed separation or cause the proposed separation to occur on terms or conditions that are less favorable and/or different than expected. Even if the transaction is completed, we may not realize some or all of the anticipated benefits from the spin-off. Expenses incurred to accomplish the proposed separation may be significantly higher than what we currently anticipate. Executing the proposed separation also requires significant time and attention from management, which could distract them from other tasks in operating our business. Following the proposed separation, the combined value of the common stock of the two publicly-traded companies may not be equal to or greater than what the value of our common stock would have been had the proposed separation not occurred.
Conditions in the global economy, the particular markets we serve and the financial markets may adversely affect our business and financial statements.
Our business is sensitive to general economic conditions. Slower global economic growth, actual or anticipated default on sovereign debt, volatility in the currency and credit markets, high levels of unemployment or underemployment, reduced levels of capital expenditures, changes or anticipation of potential changes in government trade, fiscal, tax and monetary policies, changes in capital requirements for financial institutions, government deficit reduction and budget negotiation dynamics, sequestration, austerity measures and other challenges that affect the global economy may adversely affect the Company and its distributors, customers and suppliers, including having the effect of:

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

•
increasing the risk that counterparties to our contractual arrangements will become insolvent or otherwise unable to fulfill their contractual obligations which, in addition to increasing the risks identified above, could result in preference actions against us; and

•	adversely impacting market sizes and growth rates.
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
Significant developments or uncertainties stemming from the U.S. administration, including changes in U.S. trade policies, tariffs and the reaction of other countries thereto, could have an adverse effect on our business.
Changes, potential changes or uncertainties in U.S. social, political, regulatory and economic conditions or laws and policies governing foreign trade, manufacturing, and development and investment in the territories and countries where we or our customers operate, or governing the health care system and drug prices could adversely affect our business and financial statements. For example, the U.S. administration has increased tariffs on certain goods imported into the United States, raised the possibility of imposing significant, additional tariff increases and called for substantial changes to trade agreements. These factors have adversely affected, and in the future could further adversely affect, our business and financial statements.
Our growth could suffer if the markets into which we sell our products and services decline, do not grow as anticipated or experience cyclicality.
Our growth depends in part on the growth of the markets which we serve, and visibility into our markets is limited (particularly for markets into which we sell through distribution). Our quarterly sales and profits depend substantially on the volume and timing of orders received during the fiscal quarter, which are difficult to forecast. Any decline or lower than expected growth in our served markets could diminish demand for our products and services, which would adversely affect our financial statements. Certain of our businesses operate in industries that may experience periodic, cyclical downturns. In addition, in certain of our businesses demand depends on customers’ capital spending budgets as well as government funding policies, and matters of public policy and government budget dynamics as well as product and economic cycles can affect the spending decisions of these entities. Demand for our products and services is also sensitive to changes in customer order patterns, which may be affected by announced price changes, marketing or promotional programs, new product introductions, the timing of industry trade shows and changes in distributor or customer inventory levels due to distributor or customer management thereof or other factors. Any of these factors could adversely affect our growth and results of operations in any given period.
We face intense competition and if we are unable to compete effectively, we may experience decreased demand and decreased market share. Even if we compete effectively, we may be required to reduce prices for our products and services.
Our businesses operate in industries that are intensely competitive and have been subject to increasing consolidation. Because of the range of the products and services we sell and the variety of markets we serve, we encounter a wide variety of competitors; refer to “Item 1. Business—Competition” for additional details. In order to compete effectively, we must retain longstanding relationships with major customers and continue to grow our business by establishing relationships with new customers, continually developing new products and services to maintain and expand our brand recognition and leadership position in various product and service categories and penetrating new markets, including high-growth markets. In addition, significant shifts in industry market share have occurred and may in the future occur in connection with product problems, safety alerts and publications about products, reflecting the competitive significance of product quality, product efficacy and quality systems in our industry. Our failure to compete effectively and/or pricing pressures resulting from competition may adversely impact our financial statements, and our expansion into new markets may result in greater-than-expected risks, liabilities and expenses. In addition, the Company is exposed to the risk that its competitors or its customers may introduce private label, generic or low-cost products that compete with the Company’s products at lower price points. If these competitors’ products capture significant market share or result in a decrease in market prices overall, this could have an adverse effect on the Company’s financial statements.
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
We cannot provide assurance that our internal controls and compliance systems will always protect us from acts committed by employees, agents or business partners of ours (or of businesses we acquire or partner with) that would violate U.S. and/or non-U.S. laws, including the laws governing payments to government officials, bribery, fraud, kickbacks and false claims, pricing, sales and marketing practices, conflicts of interest, competition, employment practices and workplace behavior, export and import compliance, money laundering and data privacy. In particular, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business, and we operate in many parts of the world that have experienced governmental corruption to some degree. Any such improper actions or allegations of such acts could damage our reputation and subject us to civil or criminal investigations in the United States and in other jurisdictions and related shareholder lawsuits, could lead to substantial civil and criminal, monetary and nonmonetary penalties and could cause us to incur significant legal and investigatory fees. In addition, the government may seek to hold us liable for violations committed by companies in which we invest or that we acquire. We also rely on our suppliers to adhere to our supplier standards of conduct, and material violations of such standards of conduct could occur that could have a material effect on our business, reputation and financial statements.
Certain of our businesses are subject to extensive regulation by the U.S. FDA and by comparable agencies of other countries, as well as laws regulating fraud and abuse in the health care industry and the privacy and security of health information. Failure to comply with those regulations could adversely affect our reputation, ability to do business and financial statements.
Certain of our products are medical devices and other products that are subject to regulation by the U.S. FDA, by other federal and state governmental agencies, by comparable agencies of other countries and regions, by certain accrediting bodies and by regulations governing hazardous materials and drugs-of abuse (or the manufacture and sale of products containing any such materials). The global regulatory environment has become increasingly stringent and unpredictable. Several countries that did not have regulatory requirements for medical devices have established such requirements in recent years, and other countries have expanded, or plan to expand, their existing regulations. For example, the EU has adopted the EU Medical Device Regulation (the “EU MDR”) and the In Vitro Diagnostic Regulation (the “EU IVDR”), each of which impose stricter requirements for the marketing and sale of medical devices, including in the area of clinical evaluation requirements, quality systems and post-market surveillance. Manufacturers of currently approved medical devices will have until May 2020 to meet the requirements of the EU MDR and until May 2022 to meet the EU IVDR. Failure to meet these requirements could adversely impact our business in the EU and other regions that tie their product registrations to the EU requirements.
To varying degrees, these regulators require us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing, distribution and post-marketing surveillance of our products. We cannot guarantee that we will be able to obtain regulatory clearance (such as 510(k) clearance) or approvals for our new products or modifications to (or additional indications or uses of) existing products within our anticipated timeframe or at all, and if we do obtain such clearance or approval it may be time-consuming, costly and subject to restrictions. Our ability to obtain such regulatory clearances or approvals will depend on many factors, for example our ability to obtain the necessary clinical trial results, and the process for obtaining such clearances or approvals could change over time and may require the withdrawal of products from the market until such clearances are obtained. Even after initial regulatory clearance or approval, we are subject to periodic inspection by these regulatory authorities, and if safety issues arise we may be required to amend conditions for use of a product, such as providing additional warnings on the product’s label or narrowing its approved intended use, which could reduce the product’s market acceptance. Failure to obtain required regulatory clearances or approvals before marketing our products (or before implementing modifications to or promoting additional indications or uses of our products), other violations of these regulations, failure to remediate inspectional observations to the satisfaction of these regulatory authorities, real or perceived efficacy or safety concerns or trends of adverse events with respect to our products (even after obtaining clearance for distribution) and unfavorable or inconsistent clinical data from existing or future clinical trials can lead to FDA Form 483 Inspectional Observations, warning letters, notices to customers, declining sales, loss of customers, loss of market share, remediation and increased compliance costs, recalls, seizures of adulterated or misbranded products, injunctions, administrative detentions, refusals to permit importations, partial or total shutdown of production facilities or the implementation of operating restrictions, narrowing of permitted uses for a product, suspension or withdrawal of approvals and pre-market notification rescissions. We are also subject to various laws regulating fraud and abuse, pricing and sales and marketing practices in the health care industry and the privacy and security of health information, including the federal regulations described in “Item 1. Business—Regulatory Matters.”

Failure to comply with applicable regulations could result in the adverse effects referenced below under “Our businesses are subject to extensive regulation; failure to comply with those regulations could adversely affect our financial statements and our business, including our reputation.” Compliance with regulations may also require us to incur significant expenses.
Our products are subject to clinical trials, the results of which may be unexpected, or perceived as unfavorable by the market, and could have a material adverse effect on our business, financial condition or results of operations.
As a part of the regulatory process of obtaining marketing clearance for new products and new indications for existing products, we conduct and participate in numerous clinical trials with a variety of study designs, patient populations and trial endpoints. Unexpected or inconsistent clinical data from existing or future clinical trials, or a regulator’s or the market’s perception of this clinical data, may adversely impact our ability to obtain product approvals, our position in, and share of, the markets in which we participate and our business and financial statements.
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
The health care industry and related industries that we serve have undergone, and are in the process of undergoing, significant changes in an effort to reduce costs, including the following:

•
many of our customers, and the end-users to whom our customers supply products, rely on government funding of and reimbursement for health care products and services and research activities. The U.S. Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”), health care austerity measures in other countries and other potential health care reform changes and government austerity measures have reduced and may further reduce the amount of government funding or reimbursement available to customers or end-users of our products and services and/or the volume of medical procedures using our products and services. For example, the Protecting Access to Medicare Act of 2014, or PAMA, introduced a multi-year pricing program for services payable under the Clinical Laboratory Fee Schedule (“CLFS”) that is designed to bring Medicare allowable amounts in line with the amounts paid by private payers.  It is still unclear whether and to what extent these new rates will affect overall pricing and reimbursement for clinical laboratory testing services, but if our customers conclude that Medicare reimbursement for these services is inadequate, it could in turn adversely impact the prices at which we sell our products. Other countries, as well as some private payors also control the price of health care products, directly or indirectly, through reimbursement, payment, pricing or coverage limitations, tying reimbursement to outcomes or (in the case of governmental entities) through compulsory licensing. Global economic uncertainty or deterioration can also adversely impact government funding and reimbursement.

•
the PPACA imposes on medical device manufacturers, such as Danaher, a 2.3% excise tax on U.S. sales of certain medical devices. The excise tax has been suspended until the end of 2019, but the Company would be subject to the tax beginning in 2020.

•
governmental and private health care providers and payors around the world are increasingly utilizing managed care for the delivery of health care services, centralizing purchasing, limiting the number of vendors that may participate in purchasing programs, forming group purchasing organizations and integrated health delivery networks and pursuing consolidation to improve their purchasing leverage and using competitive bid processes to procure health care products and services.

These changes as well as other impacts from market demand, government regulations, third-party coverage and reimbursement policies and societal pressures have started changing the way healthcare is delivered, reimbursed and funded and may cause participants in the health care industry and related industries that we serve to purchase fewer of our products and services, reduce the prices they are willing to pay for our products or services, reduce the amounts of reimbursement and funding available for our products and services from governmental agencies or third-party payors, heighten clinical data requirements, reduce the volume of medical procedures that use our products and services, affect the acceptance rate of new technologies and products and increase our compliance and other costs. In addition, we may be excluded from important market segments or unable to enter into contracts with group purchasing organizations and integrated health networks on terms acceptable to us, and even if we do enter into such contracts they may be on terms that negatively affect our current or future profitability. All of the factors described above could adversely affect our business and financial statements.

Any inability to consummate acquisitions at our historical rate and at appropriate prices, and to make appropriate investments that support our long-term strategy, could negatively impact our growth rate and stock price.
Our ability to grow revenues, earnings and cash flow at or above our historic rates depends in part upon our ability to identify and successfully acquire and integrate businesses at appropriate prices and realize anticipated synergies, and to make appropriate investments that support our long-term strategy. We may not be able to consummate acquisitions at rates similar to the past, which could adversely impact our growth rate and our stock price. Promising acquisitions and investments are difficult to identify and complete for a number of reasons, including high valuations, competition among prospective buyers, the availability of affordable funding in the capital markets and the need to satisfy applicable closing conditions and obtain applicable antitrust and other regulatory approvals on acceptable terms. In addition, competition for acquisitions and investments may result in higher purchase prices. Changes in accounting or regulatory requirements or instability in the credit markets could also adversely impact our ability to consummate acquisitions and investments.
Our acquisition of businesses, investments, joint ventures and other strategic relationships could negatively impact our financial statements.
As part of our business strategy we acquire businesses, make investments and enter into joint ventures and other strategic relationships in the ordinary course, and we also from time to time complete more significant transactions; refer to “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) for additional details. Acquisitions, investments, joint ventures and strategic relationships involve a number of financial, accounting, managerial, operational, legal, compliance and other risks and challenges, including the following, any of which could adversely affect our business and our financial statements:

•
any business, technology, service or product that we acquire or invest in could under-perform relative to our expectations and the price that we paid or not perform in accordance with our anticipated timetable, or we could fail to operate any such business profitably.

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

•
as a result of our acquisitions and investments, we have recorded significant goodwill and other assets on our balance sheet and if we are not able to realize the value of these assets, or if the fair value of our investments declines, we may be required to incur impairment charges.

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
We continually assess the strategic fit of our existing businesses and may divest, spin-off, split-off or otherwise dispose of businesses that are deemed not to fit with our strategic plan or are not achieving the desired return on investment. For example, we split-off our communications business in 2015, spun-off our Fortive business in 2016 and have announced our intention to spin-off our Dental business in 2019. Transactions such as these pose risks and challenges that could negatively impact our business and financial statements. For example, when we decide to sell or otherwise dispose of a business or assets, we may be unable to do so on satisfactory terms within our anticipated timeframe or at all, and even after reaching a definitive agreement to sell or dispose a business the sale is typically subject to satisfaction of pre-closing conditions which may not become satisfied. In addition, divestitures or other dispositions may dilute the Company’s earnings per share, have other adverse financial, tax and accounting impacts and distract management, and disputes may arise with buyers. In addition, we have retained responsibility for and/or have agreed to indemnify buyers against some known and unknown contingent liabilities related to a number of businesses we have sold or disposed. The resolution of these contingencies has not had a material effect on our financial statements but we cannot be certain that this favorable pattern will continue.
We could incur significant liability if the anticipated spin-off of our Dental business, 2016 spin-off of Fortive Corporation (“Fortive”) or the 2015 split-off of our communications business is determined to be a taxable transaction.
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
On July 2, 2016, Danaher completed the separation (the “Fortive Separation”) of its former Test & Measurement segment, Industrial Technologies segment (excluding the product identification businesses) and retail/commercial petroleum business by distributing to Danaher stockholders on a pro rata basis all of the issued and outstanding common stock of Fortive, the entity Danaher incorporated to hold such businesses. To effect the Fortive Separation, Danaher distributed to its stockholders one share of Fortive common stock for every two shares of Danaher common stock outstanding as of June 15, 2016, the record date for the distribution.
As noted above, we have also announced our intention to spin-off Danaher’s Dental business into an independent, publicly-traded company in the second half of 2019, subject to the satisfaction of certain conditions.
We have received opinions from outside tax counsel to the effect that each of the Fortive Separation in 2016 and the split-off of our communications business in 2015 qualifies as a transaction that is described in Sections 355(a) and 368(a)(1)(D) of the Internal Revenue Code, and we anticipate receiving a similar opinion with respect to the planned Dental spin-off. The opinions relating to the Fortive spin-off and communications split-off rely (and we anticipate the opinion related to the Dental spin-off will rely) on certain facts, assumptions, representations and undertakings regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not satisfied, our stockholders and we may not be able to rely on the respective opinion of tax counsel and could be subject to significant tax liabilities. Notwithstanding the opinion of tax counsel, the IRS could determine on audit that any such separations are taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the respective opinion. If any such transaction is determined to be taxable for U.S. federal income tax purposes, our stockholders that are subject to U.S. federal income tax and we could incur significant U.S. federal income tax liabilities.

Potential indemnification liabilities pursuant to the 2016 spin-off of Fortive and the 2015 split-off of our communications business could materially and adversely affect our business and financial statements.
We entered into a separation and distribution agreement and related agreements with Fortive to govern the Fortive Separation and the relationship between the two companies going forward. We entered into similar agreements with NetScout Systems, Inc. in connection with the split-off of our communications business and anticipate entering into similar agreements in connection with the spin-off of our Dental business. These agreements provide for specific indemnity and liability obligations of each party and could lead to disputes between us. If we are required to indemnify the other parties under the circumstances set forth in these agreements, we may be subject to substantial liabilities. In addition, with respect to the liabilities for which the other parties have agreed to indemnify us under these agreements, there can be no assurance that the indemnity rights we have against such other parties will be sufficient to protect us against the full amount of the liabilities, or that such other parties will be able to fully satisfy its indemnification obligations. It is also possible that a court could disregard the allocation of assets and liabilities agreed to between Danaher and such other parties and require Danaher to assume responsibility for obligations allocated to such other parties. Each of these risks could negatively affect our business and financial statements.
A significant disruption in, or breach in security of, our information technology systems or data or violation of data privacy laws could adversely affect our business, reputation and financial statements.
We rely on information technology systems, some of which are provided and/or managed by third-parties, to process, transmit and store electronic information (including sensitive data such as confidential business information and personally identifiable data relating to employees, customers, other business partners and patients), and to manage or support a variety of critical business processes and activities (such as receiving and fulfilling orders, billing, collecting and making payments, shipping products, providing services and support to customers and fulfilling contractual obligations). In addition, some of our remote monitoring products and services incorporate software and information technology that may house personal data and some products or software we sell to customers may connect to our systems for maintenance or other purposes. These systems, products and services (including those we acquire through business acquisitions) may be damaged, disrupted or shut down due to attacks by computer hackers, computer viruses, ransomware, human error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events, and in any such circumstances our system redundancy and other disaster recovery planning may be ineffective or inadequate. Attacks may also target hardware, software and information installed, stored or transmitted in our products after such products have been purchased and incorporated into third-party products, facilities or infrastructure. Security breaches of systems provided or enabled by us, regardless of whether the breach is attributable to a vulnerability in our products or services, could result in the misappropriation, destruction or unauthorized disclosure of confidential information or personal data belonging to us or to our employees, partners, customers, patients or suppliers. Like most multinational corporations, our information technology systems have been subject to computer viruses, malicious codes, unauthorized access and other cyber-attacks and we expect the sophistication and frequency of such attacks to continue to increase. Unauthorized tampering, adulteration or interference with our products may also adversely affect product functionality and result in loss of data, risk to patient safety and product recalls or field actions. Any of the attacks, breaches or other disruptions or damage described above could interrupt our operations or the operations of our customers and partners, delay production and shipments, result in theft of our and our customers’ intellectual property and trade secrets, damage customer, patient, business partner and employee relationships and our reputation or result in defective products or services, legal claims and proceedings, liability and penalties under privacy laws and increased costs for security and remediation, each of which could adversely affect our business, reputation and financial statements.
If we are unable to maintain reliable information technology systems and appropriate controls with respect to global data privacy and security requirements and prevent data breaches, we may suffer adverse regulatory consequences, business consequences and litigation. As a global organization, we are subject to data privacy and security laws, regulations, and customer-imposed controls in numerous jurisdictions as a result of having access to and processing confidential, personal and/or sensitive data in the course of our business. For example, in the United States, HIPAA privacy and security rules require certain of our operations to maintain controls to protect the availability and confidentiality of patient health information, individual states regulate data breach and security requirements and multiple governmental bodies assert authority over aspects of the protection of personal privacy. The new EU General Data Protection Regulation, which became effective in May 2018, has imposed significantly stricter requirements in how we collect and process personal data, including, among other things, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances and significant fines for non-compliance. Several other countries such as China and Russia have passed, and other countries are considering passing, laws that require personal data relating to their citizens to be maintained on local servers and impose additional data transfer restrictions. Government enforcement actions can be costly and interrupt the regular operation of our business, and data breaches or violations of data privacy laws can result in fines, reputational damage and civil lawsuits, any of which may adversely affect our business, reputation and financial statements. In addition, compliance with the varying data privacy regulations around the world has required significant expenditures and may require additional expenditures, and may require changes in our products or business models that increase competition or reduce revenue.

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
In addition, we may incur costs related to remedial efforts or alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices. We are also from time to time party to personal injury, property damage or other claims brought by private parties alleging injury or damage due to the presence of or exposure to hazardous substances. We may also become subject to additional remedial, compliance or personal injury costs due to future events such as changes in existing laws or regulations, changes in agency direction or enforcement policies, developments in remediation technologies, changes in the conduct of our operations and changes in accounting rules. For additional information regarding these risks, refer to Note 17 to the Consolidated Financial Statements included in this Annual Report. We cannot assure you that our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our reputation and financial statements or that we will not be subject to additional claims for personal injury or remediation in the future based on our past, present or future business activities. However, based on the information we currently have we do not believe that it is reasonably possible that any amounts we may be required to pay in connection with environmental matters in excess of our reserves as of December 31, 2018 will have a material effect on our financial statements.
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
As of December 31, 2018, the net carrying value of our goodwill and other intangible assets totaled approximately $37.6 billion. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of our assets, changes in the structure of our business, divestitures, market capitalization declines, or increases in associated discount rates may impair our goodwill and other intangible assets. Any charges relating to such impairments would adversely affect our results of operations in the periods recognized.
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
We are subject to income taxes in the U.S. and in numerous non-U.S. jurisdictions.  On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted.  The TCJA significantly revised the U.S. federal corporate income tax law by, among other things, lowering the corporate income tax rate to 21.0%, implementing a territorial tax system, and imposing a one-time tax on unremitted cumulative non-U.S. earnings of foreign subsidiaries (“Transition Tax”).  The U.S. Treasury Department and IRS continue to issue regulations with respect to implementing the TCJA and further regulations are expected to be issued.
Due to the potential for changes to tax laws and regulations or changes to the interpretation thereof (including regulations and interpretations pertaining to the TCJA), the ambiguity of tax laws and regulations, the subjectivity of factual interpretations, the complexity of our intercompany arrangements, uncertainties regarding the geographic mix of earnings in any particular period, and other factors, our estimates of effective tax rate and income tax assets and liabilities may be incorrect and our financial statements could be adversely affected; please refer to MD&A for a discussion of additional factors that may adversely affect our effective tax rate and decrease our profitability in any period.  The impact of these factors referenced in the first sentence of this paragraph may be substantially different from period-to-period.
In addition, the amount of income taxes we pay is subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. tax authorities, such as the audits described in MD&A and the Company’s Consolidated Financial Statements.  If audits result in payments or assessments different from our reserves, our future results may include unfavorable adjustments to our tax liabilities and our financial statements could be adversely affected.  Any further significant changes to the tax system in the United States or in other jurisdictions (including changes in the taxation of international income as further described below) could adversely affect our financial statements.
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
We are subject to a variety of litigation and other legal and regulatory proceedings incidental to our business (or the business operations of previously owned entities), including claims or counterclaims for damages arising out of the use of products or services and claims relating to intellectual property matters, employment matters, tax matters, commercial disputes, breach of contract claims, competition and sales and trading practices, environmental matters, personal injury, insurance coverage and acquisition or divestiture-related matters, as well as regulatory subpoenas, requests for information, investigations and enforcement. We may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, divested businesses. The types of claims made in lawsuits include claims for compensatory damages, punitive and consequential damages (and in some cases, treble damages) and/or injunctive relief. The defense of these lawsuits may divert our management’s attention, we may incur significant expenses in defending these lawsuits, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our operations and financial statements. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against such losses. In addition, developments in proceedings in any given period may require us to adjust the loss contingency estimates that we have recorded in our financial statements, record estimates for liabilities or assets previously not susceptible of reasonable estimates or pay cash settlements or judgments. Any of these developments could adversely affect our financial statements in any particular period. We cannot assure you that our liabilities in connection with litigation and other legal and regulatory proceedings will not exceed our estimates or adversely affect our financial statements and business. However, based on our experience, current information and applicable law, we do not believe that it is reasonably possible that any amounts we may be required to pay in connection with litigation and other legal and regulatory proceedings in excess of our reserves as of December 31, 2018 will have a material effect on our financial statements.
If we do not or cannot adequately protect our intellectual property, or if third-parties infringe our intellectual property rights, we may suffer competitive injury or expend significant resources enforcing our rights.
Many of the markets we serve are technology-driven, and as a result intellectual property rights play a significant role in product development and differentiation. We own numerous patents, trademarks, copyrights, trade secrets and other intellectual property and licenses to intellectual property owned by others, which in aggregate are important to our business. The intellectual property rights that we obtain, however, may not be sufficiently broad or otherwise may not provide us a significant competitive advantage, and patents may not be issued for pending or future patent applications owned by or licensed to us. In addition, the steps that we and our licensors have taken to maintain and protect our intellectual property may not prevent it from being challenged, invalidated, circumvented, designed-around or becoming subject to compulsory licensing, particularly in countries where intellectual property rights are not highly developed or protected. In some circumstances, enforcement may not be available to us because an infringer has a dominant intellectual property position or for other business reasons, or countries may require compulsory licensing of our intellectual property. We also rely on nondisclosure and noncompetition agreements with employees, consultants and other parties to protect, in part, trade secrets and other proprietary rights. There can be no assurance that these agreements will adequately protect our trade secrets and other proprietary rights and will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information or that third-parties will not otherwise gain access to our trade secrets or other proprietary rights. Our failure to obtain or maintain intellectual property rights that convey competitive advantage, adequately protect our intellectual property or detect or prevent circumvention or unauthorized use of such property and the cost of enforcing our intellectual property rights could adversely impact our business, including our competitive position, and financial statements.

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
Manufacturing or design defects or “bugs” in, unanticipated use of, safety or quality issues (or the perception of such issues) with respect to, “off label” use of, or inadequate disclosure of risks relating to the use of products and services that we make or sell (including items that we source from third-parties) can lead to personal injury, death, property damage, loss of profits or other liability. These events could lead to recalls or safety alerts, result in the removal of a product or service from the market and result in product liability or similar claims being brought against us. Recalls, removals and product liability and similar claims (regardless of their validity or ultimate outcome) can result in significant costs, as well as negative publicity and damage to our reputation that could reduce demand for our products and services. Our business can also be affected by studies of the utilization, safety and efficacy of medical device products and components that are conducted by industry participants, government agencies and others. Any of the above can result in the discontinuation of marketing of such products in one or more countries, and may give rise to claims for damages from persons who believe they have been injured as a result of product issues, including claims by individuals or groups seeking to represent a class.
The manufacture of many of our products is a highly exacting and complex process, and if we directly or indirectly encounter problems manufacturing products, our reputation, business and financial statements could suffer.
The manufacture of many of our products is a highly exacting and complex process, due in part to strict regulatory requirements. Problems may arise during manufacturing for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials, natural disasters and environmental factors, and if not discovered before the product is released to market could result in recalls and product liability exposure. Because of the time required to approve and license certain regulated manufacturing facilities and other stringent regulations of the FDA and similar agencies regarding the manufacture of certain of our products, an alternative manufacturer may not be available on a timely basis to replace such production capacity. Any of these manufacturing problems could result in significant costs, liability and lost revenue, loss of market share as well as negative publicity and damage to our reputation that could reduce demand for our products.
Our indebtedness may limit our operations and our use of our cash flow, and any failure to comply with the covenants that apply to our indebtedness could adversely affect our liquidity and financial statements.
As of December 31, 2018, we had approximately $9.7 billion in outstanding indebtedness. In addition, as of December 31, 2018, we had the ability to incur approximately an additional $1.5 billion of indebtedness in direct borrowings or under the outstanding commercial paper facility based on the amounts available under the Company’s $4.0 billion credit facility which were not being used to backstop outstanding commercial paper balances. Our debt level and related debt service obligations can have negative consequences, including (1) requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our debt, which reduces the funds we have available for other purposes such as acquisitions and capital investment; (2) reducing our flexibility in planning for or reacting to changes in our business and market conditions; and (3) exposing us to interest rate risk since a portion of our debt obligations are at variable rates. We may incur significantly more debt in the future, particularly to finance acquisitions, and there can be no assurance that our cost of funding will not substantially increase.
Our current revolving credit facility and long-term debt obligations also impose certain restrictions on us; for more information refer to MD&A. If we breach any of these restrictions and cannot obtain a waiver from the lenders on favorable terms, subject to applicable cure periods, the outstanding indebtedness (and any other indebtedness with cross-default provisions) could be declared immediately due and payable, which would adversely affect our liquidity and financial statements. In addition, any failure to maintain the credit ratings assigned to us by independent rating agencies would adversely affect our cost of funds and could adversely affect our liquidity and access to the capital markets. If we add new debt, the risks described above could increase.
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
As discussed in “Item 1. Business—Materials,” our manufacturing and other operations employ a wide variety of components, raw materials and other commodities, including metallic-based components, electronic components, chemicals, plastics and other petroleum-based products. Prices for and availability of these components, raw materials and other commodities have fluctuated significantly in the past. Any sustained interruption in the supply of these items could adversely affect our business. In addition, due to the highly competitive nature of the industries that we serve, the cost-containment efforts of our customers and the terms of certain contracts we are party to, if commodity prices rise we may be unable to pass along cost increases through higher prices. If we are unable to fully recover higher commodity costs through price increases or offset these increases through cost reductions, or if there is a time delay between the increase in costs and our ability to recover or offset these costs, our margins and profitability could decline and our financial statements could be adversely affected.

If we cannot adjust our manufacturing capacity or the purchases required for our manufacturing activities to reflect changes in market conditions and customer demand, our profitability may suffer. In addition, our reliance upon sole or limited sources of supply for certain materials, components and services could cause production interruptions, delays and inefficiencies.
We purchase materials, components and equipment from third-parties for use in our manufacturing operations, including metallic-based components, electronic components, chemicals, plastics and other petroleum-based products. Our income could be adversely impacted if we are unable to adjust our purchases to reflect changes in customer demand and market fluctuations, including those caused by seasonality or cyclicality. During a market upturn, suppliers may extend lead times, limit supplies or increase prices. If we cannot purchase sufficient products at competitive prices and quality and on a timely enough basis to meet increasing demand, we may not be able to satisfy market demand, product shipments may be delayed, our costs may increase or we may breach our contractual commitments and incur liabilities. Conversely, in order to secure supplies for the production of products, we sometimes enter into noncancelable purchase commitments with vendors, which could impact our ability to adjust our inventory to reflect declining market demands. If demand for our products is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional charges and our profitability may suffer.
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
We have certain U.S. and non-U.S. collective labor arrangements. We are subject to potential work stoppages, union and works council campaigns and other labor disputes, any of which could adversely impact our financial statements and business, including our productivity and reputation.

International economic, political, legal, compliance and business factors could negatively affect our financial statements.
In 2018, approximately 63% of our sales were derived from customers outside the United States. In addition, many of our manufacturing operations, suppliers and employees are located outside the United States. Since our growth strategy depends in part on our ability to further penetrate markets outside the United States and increase the localization of our products and services, we expect to continue to increase our sales and presence outside the United States, particularly in the high-growth markets. Our international business (and particularly our business in high-growth markets) is subject to risks that are customarily encountered in non-U.S. operations, including:

•	interruption in the transportation of materials to us and finished goods to our customers;

•	differences in terms of sale, including payment terms;

•	local product preferences and product requirements;

•	changes in a country’s or region’s political or economic conditions, such as the devaluation of particular currencies;

•	trade protection measures, embargoes and import or export restrictions and requirements;

•	unexpected changes in laws or regulatory requirements, including changes in tax laws;

•	capital controls and limitations on ownership and on repatriation of earnings and cash;

•	the potential for nationalization of enterprises;

•	changes in medical reimbursement policies and programs;

•	limitations on legal rights and our ability to enforce such rights;

•	difficulty in staffing and managing widespread operations;

•	differing labor regulations;

•	difficulties in implementing restructuring actions on a timely or comprehensive basis;

•	differing protection of intellectual property; and

•	greater uncertainty, risk, expense and delay in commercializing products in certain foreign jurisdictions, including with respect to product and other regulatory approvals.
Any of these risks could negatively affect our financial statements and business, including our growth rate.
Significant developments stemming from the United Kingdom’s referendum decision to exit the EU could have an adverse effect on us.
In a referendum on June 23, 2016, voters in the United Kingdom (“UK”) voted for the UK to exit the EU (referred to as Brexit). As it stands, the UK is expected to depart the EU on March 29, 2019 but the terms of its withdrawal and the nature of its future relationship with the EU are still being decided. This referendum has caused and may continue to cause political and economic uncertainty, including significant volatility in global stock markets and currency exchange rate fluctuations. Even if no agreement is reached, the UK’s separation still becomes effective unless all EU members unanimously agree on an extension. Negotiations have commenced to determine the future terms of the UK relationship with the EU, including, among other things, the terms of trade between the UK and the EU. If no agreement is reached by March 29, 2019, the UK’s membership in the EU could terminate under a so-called “hard Brexit”. The effects of Brexit will depend on many factors, including any agreements that the UK makes to retain access to EU markets either during a transitional period or more permanently.  Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. In a “hard Brexit” scenario, there could be increased costs from re-imposition of tariffs on trade between the UK and EU, shipping delays because of the need for customs inspections and procedures, and temporary shortages of certain goods. In addition, trade and investment between the UK, the EU, the United States and other countries will be impacted by the fact that the UK currently operates under the EU’s tax treaties. The UK will need to negotiate its own tax and trade treaties with countries all over the world, which could take years to complete. We have manufacturing facilities in the UK, and, depending on the terms of Brexit, we could become subject to export tariffs and regulatory restrictions that could increase the costs and time related to doing business in Europe. Additionally, Brexit could result in the UK or the European Union significantly altering its regulations affecting the clearance or approval of our products that are developed or manufactured in the UK. Any new regulations could add time and expense to the conduct of our business, as well as the process by which our products receive regulatory approval in the UK, the EU and elsewhere. Any of these factors could adversely affect customer demand, our relationships with customers and suppliers and our business and financial statements. As of December 31, 2018, the Company’s net investment in plant, property and equipment in the UK was $157 million. For the year ended December 31, 2018, less than 3% of our sales were derived from customers located in the UK, however, the impact of Brexit could also impact our sales and operations outside the UK.
If we suffer loss to our facilities, supply chains, distribution systems or information technology systems due to catastrophe or other events, our operations could be seriously harmed.
Our facilities, supply chains, distribution systems and information technology systems are subject to catastrophic loss due to fire, flood, earthquake, hurricane, public health crisis, war, terrorism or other natural or man-made disasters, such as the damage caused to our facilities by Hurricane Maria in Puerto Rico in September 2017. If any of these facilities, supply chains or systems were to experience a catastrophic loss, it could disrupt our operations, delay production and shipments, result in defective products or services, damage customer relationships and our reputation and result in legal exposure and large repair or replacement expenses. The third-party insurance coverage that we maintain will vary from time to time in both type and amount depending on cost, availability and our decisions regarding risk retention, and may be unavailable or insufficient to protect us against such losses.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
Danaher’s corporate headquarters are located in Washington, D.C. in a facility that the Company leases. As of December 31, 2018, the Company had facilities in over 60 countries, including approximately 261 significant office, research and development, manufacturing and distribution facilities. 109 of these facilities are located in the United States in over 25 states and 152 are located outside the United States in over 30 other countries, primarily in Europe and to a lesser extent in Asia, South America, the rest of North America and Australia. These facilities cover approximately 23 million square feet, of which approximately 11 million square feet are owned and approximately 12 million square feet are leased. Particularly outside the United States, facilities often serve more than one business segment and may be used for multiple purposes, such as administrative, sales, manufacturing, warehousing and/or distribution. In addition to three significant corporate locations, the number of significant administrative, sales, research and development, manufacturing and distribution facilities by business segment is:

•	Life Sciences, 80;

•	Diagnostics, 75;

•	Dental, 42; and

•	Environmental & Applied Solutions, 61.
The Company considers its facilities suitable and adequate for the purposes for which they are used and does not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. The Company believes its properties and equipment have been well-maintained. Refer to Note 16 to the Consolidated Financial Statements included in this Annual Report for additional information with respect to the Company’s lease commitments.

ITEM 3. LEGAL PROCEEDINGS
For information regarding legal proceedings, refer to the section titled “Legal Proceedings” in MD&A.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
Set forth below are the names, ages, positions and experience of Danaher’s executive officers as of February 7, 2019. All of Danaher’s executive officers hold office at the pleasure of Danaher’s Board of Directors. Unless otherwise stated, the positions indicated are Danaher positions.

Name	Age	Position	Officer Since
Steven M. Rales	67	Chairman of the Board	1984
Mitchell P. Rales	62	Chairman of the Executive Committee	1984
Thomas P. Joyce, Jr.	58	Chief Executive Officer and President	2002
Matthew R. McGrew	47	Executive Vice President and Chief Financial Officer	2019
Daniel L. Comas	55	Executive Vice President	1996
Rainer M. Blair	54	Executive Vice President	2014
William K. Daniel II	54	Executive Vice President	2006
Joakim Weidemanis	49	Executive Vice President	2017
Brian W. Ellis	52	Senior Vice President – General Counsel and Chief Compliance Officer	2016
William H. King	51	Senior Vice President – Strategic Development	2005
Angela S. Lalor	53	Senior Vice President – Human Resources	2012
Robert S. Lutz	61	Senior Vice President – Chief Accounting Officer	2002
Daniel A. Raskas	52	Senior Vice President – Corporate Development	2004
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
Matthew R. McGrew has served as Executive Vice President and Chief Financial Officer since January 2019, after serving as Group CFO of Danaher from 2012 until December 2018.
Daniel L. Comas has served as Executive Vice President since January 2019, after serving as Executive Vice President and Chief Financial Officer from 2005 until December 2018.
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
Brian W. Ellis has served as Senior Vice President – General Counsel and Chief Compliance Officer since joining Danaher in January 2016. Prior to joining Danaher, Mr. Ellis served for over five years in progressively more responsible positions in the legal department of Medtronic, Inc., a medical device company, including most recently as Vice President and General Counsel of Medtronic’s Restorative Therapies Group.

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
Robert S. Lutz has served as Senior Vice President – Chief Accounting Officer since February 2010.
Daniel A. Raskas has served as Senior Vice President – Corporate Development since February 2010.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the symbol DHR. As of February 7, 2019, there were approximately 2,500 holders of record of Danaher’s common stock.
Our payment of dividends in the future will be determined by Danaher’s Board of Directors and will depend on business conditions, Danaher’s earnings and other factors Danaher’s Board deems relevant.
Issuer Purchases of Equity Securities
On July 16, 2013, the Company’s Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Repurchase Program, and the timing and amount of any shares repurchased under the program will be determined by the Company’s management based on its evaluation of market conditions and other factors. The Repurchase Program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plan) and for other corporate purposes. As of December 31, 2018, 20 million shares remained available for repurchase pursuant to the Repurchase Program. The Company expects to fund any future stock repurchases using the Company’s available cash balances or proceeds from the issuance of debt.
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during 2018, 2017 or 2016.
Recent Issuances of Unregistered Securities
During the fourth quarter of 2018, holders of certain of the Company’s Liquid Yield Option Notes due 2021 (“LYONs”) converted such LYONs into an aggregate of 97 thousand shares of Danaher common stock, par value $0.01 per share. In each case, the shares of common stock were issued solely to existing security holders upon conversion of the LYONs pursuant to the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA
($ in millions, except per share information)

	2018		2017		2016		2015		2014
Sales	$19,893.0		$18,329.7		$16,882.4		$14,433.7		$12,866.9
Operating profit	3,403.8		2,990.4		2,735.2		2,157.4		2,044.5
Net earnings from continuing operations	2,650.9		2,469.8	(a)(b)	2,153.4	(c)(d)	1,746.7	(f)	1,638.7	(h)
Earnings from discontinued operations, net of income taxes	—		22.3		400.3		1,610.7	(e)	959.7	(g)
Net earnings	$2,650.9		$2,492.1	(a)(b)	$2,553.7	(c)(d)	$3,357.4	(e)(f)	$2,598.4	(g)(h)
Net earnings per share from continuing operations:
Basic	$3.78		$3.55	(a)(b)	$3.12	(c)(d)	$2.50	(f)	$2.33	(h)
Diluted	$3.74		$3.50	(a)(b)	$3.08	(c)(d)	$2.47	(f)	$2.29	(h)
Net earnings per share from discontinued operations:
Basic	$—		$0.03		$0.58		$2.31	(e)	$1.37	(g)
Diluted	$—		$0.03		$0.57		$2.27	(e)	$1.34	(g)
Net earnings per share:
Basic	$3.78		$3.58	(a)(b)	$3.69	(c)(d) *	$4.81	(e)(f)	$3.70	(g)(h)
Diluted	$3.74		$3.53	(a)(b)	$3.65	(c)(d)	$4.74	(e)(f)	$3.63	(g)(h)
Dividends declared per share	$0.64	(i)	$0.56	(j)	$0.57	(k)	$0.54	(l)	$0.40	(m)
Total assets	$47,832.5		$46,648.6		$45,295.3		$48,222.2		$36,991.7
Total debt	$9,740.3		$10,522.1		$12,269.0		$12,870.4		$3,473.4

(a)
Includes $73 million ($46 million after-tax or $0.06 per diluted share) gain on sale of certain marketable equity securities. Refer to Note 14 to the Consolidated Financial Statements included in this Annual Report for additional information.

(b)
Includes $146 million ($0.21 per diluted share) of discrete tax benefits associated with the resolution of uncertain tax positions as well as the remeasurement of deferred tax assets and liabilities and the Transition Tax from the TCJA. Refer to Note 13 to the Consolidated Financial Statements included in this Annual Report for additional information.

(c)
Includes $223 million ($140 million after-tax or $0.20 per diluted share) gain on sale of certain marketable equity securities. Refer to Note 14 to the Consolidated Financial Statements included in this Annual Report for additional information.

(d)
Includes $179 million ($112 million after-tax or $0.16 per diluted share) loss on extinguishment of borrowings, net of certain deferred gains. Refer to Note 14 to the Consolidated Financial Statements included in this Annual Report for additional information.

(e)	Includes $767 million after-tax gain ($1.08 per diluted share) on disposition of the Company’s communications business.

(f)	Includes $12 million ($8 million after-tax or $0.01 per diluted share) gain on sale of certain marketable equity securities.

(g)	Includes $34 million ($26 million after-tax or $0.04 per diluted share) gain on sale of the Company’s electric vehicle systems/hybrid product line.

(h)	Includes $123 million ($77 million after-tax or $0.11 per diluted share) gain on sale of certain marketable equity securities.

(i)	The Company increased its quarterly dividend rate in 2018 to $0.16 per share.

(j)	The Company increased its quarterly dividend rate in 2017 to $0.14 per share.

(k)
The Company increased its quarterly dividend rate in the first quarter of 2016 to $0.16 per share and subsequently reduced its quarterly dividend rate to $0.125 per share as a result of the Fortive Separation in the third quarter of 2016.

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
This discussion and analysis should be read along with Danaher’s audited financial statements and related Notes thereto as of December 31, 2018 and 2017 and for each of the three years in the period ended December 31, 2018 included in this Annual Report.
OVERVIEW
General
Refer to “Item 1. Business—General” for a discussion of Danaher’s strategic objectives and methodologies for delivering long-term shareholder value. Danaher is a multinational business with global operations. During 2018, approximately 63% of Danaher’s sales were derived from customers outside the United States. As a diversified, global business, Danaher’s operations are affected by worldwide, regional and industry-specific economic and political factors. Danaher’s geographic and industry diversity, as well as the range of its products, software and services, help limit the impact of any one industry or the economy of any single country on its consolidated operating results. Given the broad range of products manufactured, software and services provided and geographies served, management does not use any indices other than general economic trends to predict the overall outlook for the Company. The Company’s individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.
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
Business Performance
Consolidated sales for the year ended December 31, 2018 increased 8.5% as compared to 2017. While differences exist among the Company’s businesses, on an overall basis, demand for the Company’s products and services increased on a year-over-year basis in 2018 as compared to 2017. This demand, together with the Company’s continued investments in sales growth initiatives and the other business-specific factors discussed below, contributed to year-over-year core sales growth of 6.0% (for the definition of “core sales,” refer to “—Results of Operations” below). Geographically, both high-growth and developed markets contributed to year-over-year core sales growth during 2018. Core sales growth rates in high-growth markets grew at a high-single digit rate in 2018 as compared to 2017 led by strength in Asia, particularly China. High-growth markets represented approximately 31% of the Company’s total sales in 2018. Core sales in developed markets grew at a mid-single digit rate in 2018 as compared to 2017 and were driven by North America and Western Europe.

The Company’s net earnings from continuing operations for the year ended December 31, 2018 totaled approximately $2.7 billion, or $3.74 per diluted share, compared to approximately $2.5 billion, or $3.50 per diluted share for the year ended December 31, 2017.
The Company recorded a net increase to beginning retained earnings of $3 million as of January 1, 2018 due to the cumulative impact of adopting Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The impact to beginning retained earnings was primarily driven by the capitalization of certain costs to obtain a contract, primarily sales-related commissions, partially offset by the deferral of revenue for unfulfilled performance obligations. The adoption of this ASU did not have a significant impact on the Company’s Consolidated Financial Statements as of and for the year ended December 31, 2018 and, as a result, comparisons of revenues and operating profit performance between periods are not affected by the adoption of this ASU. Refer to Note 2 to the accompanying Consolidated Financial Statements.
Acquisitions
During 2018, the Company acquired two businesses for total consideration of approximately $2.2 billion in cash, net of cash acquired. The businesses acquired complement existing units of the Company’s Life Sciences and Environmental & Applied Solutions segments. The aggregate annual sales of these two businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were $313 million.
For a discussion of the Company’s 2017 and 2016 acquisition and disposition activity, refer to “Liquidity and Capital Resources—Investing Activities”.
Fortive Separation and Proposed Dental Separation
On July 2, 2016, Danaher completed the Separation of its former Test & Measurement segment, Industrial Technologies segment (excluding the product identification businesses) and retail/commercial petroleum business by distributing to Danaher stockholders on a pro rata basis all of the issued and outstanding common stock of Fortive, the entity Danaher incorporated to hold such businesses. To effect the Fortive Separation, Danaher distributed to its stockholders one share of Fortive common stock for every two shares of Danaher common stock outstanding as of June 15, 2016, the record date for the distribution.
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
The accounting requirements for reporting the Fortive Separation as a discontinued operation were met when the separation was completed. Accordingly, the accompanying Consolidated Financial Statements for all periods presented reflect this business as a discontinued operation. The Company allocated a portion of the consolidated interest expense and income to discontinued operations based on the ratio of the discontinued business’ net assets to the Company’s consolidated net assets. Fortive had revenues of approximately $3.0 billion in 2016 prior to the Fortive Separation.
As a result of the Fortive Separation, the Company incurred $48 million in Fortive Separation-related costs during the year ended December 31, 2016 which are included in earnings from discontinued operations, net of income taxes in the accompanying Consolidated Statement of Earnings. These Fortive Separation costs primarily relate to professional fees associated with preparation of regulatory filings and Separation activities within finance, tax, legal and information system functions as well as certain investment banking fees incurred upon the Fortive Separation.
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
In July 2018, the Company announced its intention to spin-off its Dental business into an independent publicly-traded company. The transaction is expected to be tax-free to the Company’s shareholders. The Company is targeting to complete the Dental Separation in the second half of 2019, subject to the satisfaction of certain conditions, including obtaining final approval from the Danaher Board of Directors, satisfactory completion of financing, receipt of tax opinions, receipt of favorable rulings from the IRS and receipt of other regulatory approvals.
Sale of Investments
For a discussion of the Company’s 2017 and 2016 sales of investments activity, refer to “Liquidity and Capital Resources—Investing Activities”.
U.S. Tax Cuts and Jobs Act
On December 22, 2017, the TCJA was enacted, which substantially changed the U.S. tax system, including lowering the corporate tax rate from 35.0% to 21.0% (beginning in 2018). As a result of the TCJA, the Company recognized a provisional tax liability of approximately $1.2 billion in 2017 for the Transition Tax, which, after the application of available tax credits of approximately $1.0 billion, is payable over a period of eight years. The net Transition Tax payable as of December 31, 2018 of approximately $180 million is not expected to significantly impact the Company’s cash flows from operations. The Company also remeasured U.S. deferred tax assets and liabilities based on the income tax rates at which the deferred tax assets and liabilities are expected to reverse in the future (generally 21.0%), resulting in an income tax benefit of approximately $1.2 billion. In 2018, the Company recorded an additional charge related to finalizing the provisional accounting for the enactment of the TCJA of $6 million. For further discussion of the TCJA, refer to “—Income Taxes.”
UK’s referendum decision to exit the EU (“Brexit”)
In a referendum on June 23, 2016, voters approved for the UK to exit the EU and the UK is expected to depart the EU on March 29, 2019. With the terms of the UK’s withdrawal and the nature of its future relationship with the EU still being decided, the Company continues to monitor the status of the negotiations and plan for any impact. The ultimate impact of Brexit on the Company’s financial results is uncertain. For additional information, refer to the “Item 1A—Risk Factors” section of this Annual Report.

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

Core Revenue

	2018 vs. 2017	2017 vs. 2016
Total sales growth (GAAP)	8.5%	8.5%
Less the impact of:
Acquisitions and other	(2.0)%	(4.5)%
Currency exchange rates	(0.5)%	(0.5)%
Core revenue growth (non-GAAP)	6.0%	3.5%
Core sales grew on a year-over-year basis in both 2018 and 2017. Sales from acquired businesses increased on a year-over-year basis in 2018 due primarily to the acquisition of IDT in the second quarter of 2018 and in 2017 due primarily to the acquisition of Cepheid in the fourth quarter of 2016. Currency translation increased reported sales on a year-over-year basis in 2018 primarily due to the U.S. dollar weakening against other major currencies in the first half of 2018, partially offset by the U.S. dollar strengthening in the second half of 2018. Currency translation increased reported sales on a year-over-year basis in 2017 primarily due to the U.S. dollar weakening against the euro, partially offset by the U.S. dollar strengthening against the Japanese yen and Chinese renminbi.
Operating profit margins were 17.1% for the year ended December 31, 2018 as compared to 16.3% in 2017. The following factors impacted year-over-year operating profit margin comparisons.
2018 vs. 2017 operating profit margin comparisons were favorably impacted by:

•
Higher 2018 sales volumes from existing businesses and incremental year-over-year cost savings associated with the continuing productivity improvement initiatives taken in 2018 and 2017, net of incremental year-over-year costs associated with various product development, sales and marketing growth investments and the impact of foreign exchange rates - 70 basis points

•	Restructuring, impairment and other related charges related to discontinuing a product line in the second quarter of 2017 related to the Diagnostic segment - 40 basis points

•	Trade name impairments and related productivity improvement initiatives in 2017 related to the Dental segment - 5 basis points
2018 vs. 2017 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2018 of acquired businesses - 20 basis points

•	Costs incurred in the fourth quarter of 2018 related to the anticipated separation of the Dental business - 5 basis points

•	Acquisition-related charges consisting of transaction costs and fair value adjustments to inventory for the acquisition of IDT in the second quarter of 2018 - 10 basis points
Operating profit margins were 16.3% for the year ended December 31, 2017 as compared to 16.2% in 2016. The following factors impacted year-over-year operating profit margin comparisons.
2017 vs. 2016 operating profit margin comparisons were favorably impacted by:

•
Higher 2017 sales volumes from existing businesses and incremental year-over-year cost savings associated with the continuing productivity improvement initiatives taken in 2017 and 2016, net of incremental year-over-year costs associated with various product development, sales and marketing growth investments in 2017 - 60 basis points

•	Acquisition-related charges consisting of transaction costs and fair value adjustments to inventory and deferred revenue for the acquisition of Cepheid in 2016 - 50 basis points
2017 vs. 2016 operating profit margin comparisons were unfavorably impacted by:

•	Restructuring, impairment and other related charges related to discontinuing a product line in the second quarter of 2017 related to the Diagnostic segment - 40 basis points

•	Trade name impairments and related productivity improvement initiatives in the fourth quarter of 2017 related to the Dental segment - 5 basis points

•	Third quarter 2016 gain on resolution of acquisition-related matters less the fourth quarter 2017 net gain on resolution of acquisition-related matters - 5 basis points

•	The incremental net dilutive effect in 2017 of acquired businesses - 50 basis points
Business Segments
Sales by business segment for the years ended December 31 are as follows ($ in millions):

	2018	2017	2016
Life Sciences	$6,471.4	$5,710.1	$5,365.9
Diagnostics	6,257.6	5,839.9	5,038.3
Dental	2,844.5	2,810.9	2,785.4
Environmental & Applied Solutions	4,319.5	3,968.8	3,692.8
Total	$19,893.0	$18,329.7	$16,882.4

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
Life Sciences Selected Financial Data

	For the Year Ended December 31
($ in millions)	2018	2017	2016
Sales	$6,471.4	$5,710.1	$5,365.9
Operating profit	1,229.3	1,004.3	818.9
Depreciation	127.4	119.0	126.8
Amortization	343.8	308.9	299.4
Operating profit as a % of sales	19.0%	17.6%	15.3%
Depreciation as a % of sales	2.0%	2.1%	2.4%
Amortization as a % of sales	5.3%	5.4%	5.6%
Core Revenue

	2018 vs. 2017	2017 vs. 2016
Total sales growth (GAAP)	13.5%	6.5%
Less the impact of:
Acquisitions and other	(5.0)%	(2.0)%
Currency exchange rates	(1.0)%	(0.5)%
Core revenue growth (non-GAAP)	7.5%	4.0%
2018 Compared to 2017
Price increases in the segment contributed 0.5% to revenue growth on a year-over-year basis during 2018 as compared with 2017 and are reflected as a component of the change in core revenue growth.
Core sales of the business’ broad range of mass spectrometers continued to grow on a year-over-year basis led by strong sales growth in high-growth markets, particularly China and the rest of Asia, and in North America. This growth was led by demand in the clinical, applied and pharmaceutical end-markets and by demand for service offerings. Core sales of microscopy products continued to grow on a year-over-year basis with growth in demand across most major end-markets partially driven by recent new product releases. Geographically, demand for microscopy products increased in North America and high-growth markets, particularly China. Year-over-year core sales for the business’ flow cytometry and particle counting products continued to grow in 2018 across most major end-markets, led by increases in sales in North America, China and Western Europe. New product launches in 2018 also contributed to the increased demand in these markets. Core sales for filtration, separation and purification technologies grew on a year-over-year basis led by growth in biopharmaceuticals, microelectronics and fluid technology and asset protection end-markets. Geographically, core sales in filtration, separation and purification technologies were led by growth in Western Europe, North America and high-growth markets.
Sales growth from acquisitions is primarily due to the acquisition of IDT in April 2018. IDT provides additional sales and earnings growth opportunities for the segment by expanding the segment’s product line diversity, including new product and service offerings in the area of genomics consumables. During 2018, IDT’s revenues grew on a year-over-year basis with growth across all major geographies and product lines.
Operating profit margins increased 140 basis points during 2018 as compared to 2017. The following factors impacted year-over-year operating profit margin comparisons.
2018 vs. 2017 operating profit margin comparisons were favorably impacted by:

•
Higher 2018 sales volumes from existing businesses and incremental year-over-year cost savings associated with the continuing productivity improvement initiatives taken in 2018 and 2017, net of incremental year-over-year costs associated with various new product development, sales and marketing growth investments - 180 basis points

•	2018 gain on resolution of acquisition-related matters - 20 basis points
2018 vs. 2017 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2018 of acquired businesses - 35 basis points

•	Acquisition-related charges consisting of transaction costs and fair value adjustments to inventory for the acquisition of IDT in the second quarter of 2018 - 25 basis points
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
2017 vs. 2016 operating profit margin comparisons were favorably impacted by:

•
Higher 2017 sales volumes from existing businesses and incremental year-over-year cost savings associated with the continuing productivity improvement initiatives taken in 2017 and 2016, net of incremental year-over-year costs associated with various product development, sales and marketing growth investments and the effect of year-over-year changes in currency exchange rates - 205 basis points

•
Acquisition-related charges including transaction costs deemed significant, change in control and restructuring payments, and fair value adjustment to acquired inventory and deferred revenue - 10 basis points

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
Diagnostics Selected Financial Data

	For the Year Ended December 31
($ in millions)	2018	2017	2016
Sales	$6,257.6	$5,839.9	$5,038.3
Operating profit	1,073.8	871.6	786.4
Depreciation	379.2	368.1	332.1
Amortization	209.8	213.4	149.4
Operating profit as a % of sales	17.2%	14.9%	15.6%
Depreciation as a % of sales	6.1%	6.3%	6.6%
Amortization as a % of sales	3.4%	3.7%	3.0%
Core Revenue

	2018 vs. 2017	2017 vs. 2016
Total sales growth (GAAP)	7.0%	16.0%
Less the impact of:
Acquisitions and other	—%	(12.0)%
Currency exchange rates	(0.5)%	—%
Core revenue growth (non-GAAP)	6.5%	4.0%
2018 Compared to 2017
Price in the segment negatively impacted sales growth by 0.5% on a year-over-year basis during 2018 as compared with 2017 and is reflected as a component of the change in core revenue growth.
Core sales in the molecular diagnostics business increased on a year-over-year basis, driven by strong growth in both developed and high-growth markets. The molecular diagnostics business experienced particularly strong growth in the infectious disease product line driven in part by the severity of the flu season during the first quarter of 2018. Core sales in the clinical lab business increased on a year-over-year basis due to increased demand in the high-growth markets, led by China, partially offset by lower sales in Western Europe. The increased demand in the clinical lab business was driven by the immunoassay product line. Core sales in the acute care diagnostic business increased, driven by continued strong sales of blood gas and immunoassay product lines across most major geographies, led by the high-growth markets. Core sales in the pathology diagnostics business increased across most major geographies, led by North America, Western Europe and China. Demand for new products in the advanced staining and core histology product lines drove the increased core sales in the pathology diagnostics business.
Operating profit margins increased 230 basis points during 2018 as compared to 2017. The following factors impacted year-over-year operating profit margin comparisons.
2018 vs. 2017 operating profit margin comparisons were favorably impacted by:

•
Higher 2018 sales volumes from existing businesses and incremental year-over-year cost savings associated with the continuing productivity improvement initiatives taken in 2018 and 2017, net of incremental year-over-year costs associated with various new product development, sales and marketing growth investments and the effect of year-over-year changes in currency exchange rates - 125 basis points

•	Restructuring, impairment and other related charges related to discontinuing a product line in 2017 - 130 basis points
2018 vs. 2017 operating profit margin comparisons were unfavorably impacted by:

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

DENTAL
The Company’s Dental segment offers products and services that are used to diagnose, treat and prevent disease and ailments of the teeth, gums and supporting bone, as well as to improve the aesthetics of the human smile. With leading brand names, innovative technology and significant market positions, the Company is a leading worldwide provider of a broad range of dental consumables, equipment and services, and is dedicated to driving technological innovations that help dental professionals improve clinical outcomes and enhance productivity.
Dental Selected Financial Data

	For the Year Ended December 31
($ in millions)	2018	2017	2016
Sales	$2,844.5	$2,810.9	$2,785.4
Operating profit	346.7	400.7	419.4
Depreciation	39.4	39.7	43.8
Amortization	90.6	81.7	83.4
Operating profit as a % of sales	12.2%	14.3%	15.1%
Depreciation as a % of sales	1.4%	1.4%	1.6%
Amortization as a % of sales	3.2%	2.9%	3.0%
Core Revenue

	2018 vs. 2017	2017 vs. 2016
Total sales growth (GAAP)	1.0%	1.0%
Less the impact of:
Currency exchange rates	(0.5)%	(1.0)%
Core revenue growth (non-GAAP)	0.5%	—%
2018 Compared to 2017
Price in the segment negatively impacted sales growth by 0.5% on a year-over-year basis during 2018 as compared with 2017 and is reflected as a component of the change in core revenue growth.
Geographically, year-over-year core revenue growth was driven by growth in the high-growth markets, primarily China and Russia, which was partially offset by declines in North America and Western Europe. Core revenue growth for the specialty consumables business, which consists of implant solutions and orthodontic products, was led by the high-growth markets, primarily China, and North America. Dental equipment and traditional dental consumables core sales declined during 2018, primarily due to declines in North America, offset partially by growth in the high-growth markets, primarily China and Russia. Lower core sales of dental equipment and traditional dental consumables product lines in North America partially offset the core revenue growth in the specialty consumables business, primarily reflecting the impact of inventory reductions at several distribution partners as well as the impact from realignment of distributors and manufacturers in the dental industry. The Company has begun to see stability in the North America end-markets for dental equipment and traditional dental consumables.
Operating profit margins declined 210 basis points during 2018 as compared to 2017. The following factors impacted year-over-year operating profit margin comparisons.
2018 vs. 2017 operating profit margin comparisons were favorably impacted by:

•	Trade name impairments and related productivity improvement initiatives in 2017 - 45 basis points
2018 vs. 2017 operating profit margin comparisons were unfavorably impacted by:

•
Lower 2018 core sales volumes of traditional dental equipment and consumables, incremental year-over-year costs associated with sales and marketing growth investments, lower overall pricing, and the effect of year-over-year changes in currency exchange rates, net of incremental year-over-year cost savings associated with the continuing productivity improvement initiatives taken in 2018 and 2017 and higher sales volumes in specialty consumables - 245 basis points

•	The incremental net dilutive effect in 2018 of acquired businesses - 10 basis points

In July 2018, the Company announced its intention to spin-off its Dental business into an independent publicly-traded company. The transaction is expected to be tax-free to the Company’s shareholders. The Company is targeting to complete the Dental Separation in the second half of 2019, subject to the satisfaction of certain conditions, including obtaining final approval from the Danaher Board of Directors, satisfactory completion of financing, receipt of tax opinions, receipt of favorable rulings from the IRS and receipt of other regulatory approvals.
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

ENVIRONMENTAL & APPLIED SOLUTIONS
The Company’s Environmental & Applied Solutions segment offers products and services that help protect important resources and keep global food and water supplies safe. The Company’s water quality business provides instrumentation, services and disinfection systems to help analyze, treat and manage the quality of ultra-pure, potable, industrial, waste, ground, source and ocean water in residential, commercial, municipal, industrial and natural resource applications. The Company’s product identification business provides equipment, software, services and consumables for various color and appearance management, packaging design and quality management, packaging converting, printing, marking, coding and traceability applications for consumer, pharmaceutical and industrial products.
Environmental & Applied Solutions Selected Financial Data

	For the Year Ended December 31
($ in millions)	2018	2017	2016
Sales	$4,319.5	$3,968.8	$3,692.8
Operating profit	988.0	914.6	870.0
Depreciation	47.0	43.4	35.8
Amortization	62.0	56.5	50.9
Operating profit as a % of sales	22.9%	23.0%	23.6%
Depreciation as a % of sales	1.1%	1.1%	1.0%
Amortization as a % of sales	1.4%	1.4%	1.4%

Core Revenue

	2018 vs. 2017	2017 vs. 2016
Total sales growth (GAAP)	9.0%	7.5%
Less the impact of:
Acquisitions and other	(2.0)%	(3.0)%
Currency exchange rates	(1.0)%	(0.5)%
Core revenue growth (non-GAAP)	6.0%	4.0%
2018 Compared to 2017
Price increases in the segment contributed 1.5% to sales growth on a year-over-year basis during 2018 as compared with 2017 and are reflected as a component of the change in core revenue growth.
Core sales in the segment’s water quality businesses grew at a high-single digit rate during 2018 as compared with 2017. Year-over-year core sales in the analytical instrumentation product line increased, led by continued demand in the industrial and municipal end-markets. Geographically, year-over-year core revenue growth in the analytical instrumentation product line was driven by increased demand across all major geographies, led by China, North America and Western Europe. Year-over-year core revenue growth in the business’ chemical treatment solutions product line was driven by demand in the commercial and industrial, mining and primary metals end-markets. Geographically, year-over-year core revenue growth in the chemical treatment solutions product line was driven by North America and Latin America. Core sales in the business’ ultraviolet water disinfection product line grew on a year-over-year basis due primarily to demand in the municipal and consumer end-markets. Geographically, year-over year core revenue growth in the ultraviolet water disinfection product line was led by North America and China, partially offset by softer demand in Western Europe.
Core sales in the segment’s product identification businesses grew at a mid-single digit rate during 2018 as compared with 2017. Year-over-year core revenue growth for marking and coding equipment and related consumables was driven by demand across all major end-markets and in all major geographies, particularly Western Europe, North America and high-growth markets. Demand for the business’ packaging and color solutions decreased slightly year-over-year. Geographically, core sales for packaging and color solutions decreased in North America and high-growth markets, partially offset by increased demand in Western Europe.
Operating profit margins declined 10 basis points during 2018 as compared to 2017. The following factors impacted year-over-year operating profit margin comparisons:
2018 vs. 2017 operating profit margin comparisons were favorably impacted by:

•
Higher 2018 sales volumes, incremental year-over-year cost savings associated with the continuing productivity improvement initiatives taken in 2018 and 2017, and improved pricing, net of incremental year-over-year costs associated with various new product development and sales and marketing growth investments - 35 basis points

2018 vs. 2017 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2018 of acquired businesses - 45 basis points
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
Operating profit margins declined 60 basis points during 2017 as compared to 2016. The following factors impacted year-over-year operating profit margin comparisons:
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

2017 vs. 2016 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2017 of acquired businesses - 65 basis points

COST OF SALES AND GROSS PROFIT

	For the Year Ended December 31
($ in millions)	2018	2017	2016
Sales	$19,893.0	$18,329.7	$16,882.4
Cost of sales	(8,785.9)	(8,137.2)	(7,547.8)
Gross profit	$11,107.1	$10,192.5	$9,334.6
Gross profit margin	55.8%	55.6%	55.3%
The year-over-year increase in cost of sales during 2018 as compared with 2017 is due primarily to the impact of higher year-over-year sales volumes, including sales from recently acquired businesses, partially offset by incremental year-over-year cost savings associated with the continued productivity improvement actions taken in 2018 and 2017 and charges associated with the Company’s strategic decision to discontinue a product line in its Diagnostics segment in 2017. Cost of goods sold also increased as a result of tariffs in 2018, and tariffs are estimated to have a modest impact on cost of goods sold in 2019.
The year-over-year increase in cost of sales during 2017 as compared with 2016, is due primarily to the impact of higher year-over-year sales volumes, including sales from recently acquired businesses and the impact of restructuring, impairment and other related charges associated with the Company’s strategic decision to discontinue a product line in its Diagnostics segment. This increase in cost of sales was partially offset by year-over-year cost savings at recently acquired businesses, incremental year-over-year cost savings associated with the continued productivity improvement actions taken in 2017 and 2016, and the year-over-year decrease in acquisition-related charges associated with fair value adjustments to acquired inventory which decreased cost of sales by $21 million during 2017 as compared to 2016.
The year-over-year increase in gross profit margins during 2018 as compared with 2017 is due primarily to the favorable impact of higher year-over-year sales volumes, including sales from recently acquired businesses, increased leverage of certain manufacturing costs and incremental year-over-year cost savings associated with the continuing productivity improvements taken in 2018 and 2017. Gross margin improvements were partially offset by the impact of foreign exchange rates in 2018.
The year-over-year increase in gross profit margins during 2017 as compared with 2016 is due primarily to the favorable impact of higher year-over-year sales volumes, incremental year-over-year cost savings associated with the continuing productivity improvements taken in 2017 and 2016. In addition, the acquisition-related charges associated with fair value adjustments to acquired inventory and deferred revenue were higher in 2016 than 2017, which improved gross profit margins by 10 basis points during 2017 as compared with 2016.

OPERATING EXPENSES

	For the Year Ended December 31
($ in millions)	2018	2017	2016
Sales	$19,893.0	$18,329.7	$16,882.4
Selling, general and administrative (“SG&A”) expenses	(6,472.1)	(6,073.3)	(5,624.3)
Research and development (“R&D”) expenses	(1,231.2)	(1,128.8)	(975.1)
SG&A as a % of sales	32.5%	33.1%	33.3%
R&D as a % of sales	6.2%	6.2%	5.8%
SG&A expenses as a percentage of sales declined 60 basis points on a year-over-year basis for 2018 compared with 2017. The decline was driven by increased leverage of the Company’s general and administrative cost base resulting from higher 2018 sales volumes, continuing productivity improvements taken in 2018 and 2017, and the impact of the restructuring, impairment and other related charges incurred in 2017 associated with the Company’s strategic decision to discontinue a product line in its Diagnostics segment. The decline in SG&A expenses as a percentage of sales was partially offset by higher relative spending levels at recently acquired companies and continued investments in sales and marketing growth initiatives.
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
R&D expenses (consisting principally of internal and contract engineering personnel costs) as a percentage of sales remained consistent in 2018 as compared with 2017 as year-over-year increases in spending in the Company’s new product development initiatives corresponded to the increase in sales. R&D expenses as a percentage of sales increased in 2017 as compared to 2016 due primarily to higher R&D expenses as a percentage of sales in the businesses most recently acquired, primarily Cepheid, as well as year-over-year increases in spending in the Company’s new product development initiatives.

NONOPERATING INCOME (EXPENSE)
As described in Note 1 and Note 11, in the first quarter of 2018, the Company adopted ASU No. 2017-07, Compensation— Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU requires the Company to disaggregate the service cost component from the other components of net periodic benefit costs and requires the Company to present the other components of net periodic benefit cost in other income, net. The ASU also requires application on a retrospective basis. The other components of net periodic benefit costs included in other income, net for the years ended December 31, 2018, 2017 and 2016 were net gains of $37 million, $31 million and $16 million, respectively.
During 2017, the Company received $138 million of cash proceeds and recorded $22 million in short-term other receivables from the sale of certain marketable equity securities during 2017. The Company recorded a pretax gain related to this sale of $73 million ($46 million after-tax or $0.06 per diluted share).
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
INTEREST COSTS
Interest expense of $157 million for 2018 was $5 million lower than in 2017, due primarily to the decrease in interest costs as a result of the repayment of certain outstanding borrowings in the third quarter of 2018 and the second and fourth quarters of 2017, lower average outstanding U.S. commercial paper borrowings during 2018 compared to 2017, and the impact of foreign currency exchange rates in 2018 as compared to 2017, partially offset by the cost of additional non-U.S. debt issued during

2017. For a further description of the Company’s debt as of December 31, 2018 refer to Note 10 to the Consolidated Financial Statements. Interest expense of $163 million in 2017 was $21 million lower than the 2016 interest expense of $184 million due primarily to the decrease in interest costs as a result of the early extinguishment of certain outstanding borrowings in the third quarter of 2016 using the proceeds from the Fortive Distribution and lower commercial paper borrowings in 2017 compared to 2016, partially offset by the cost of additional long-term debt refinancing relating to the acquisition of Cepheid.
In January 2019, the Company entered into approximately $1.9 billion of cross-currency swap derivative contracts on its U.S. dollar-denominated bonds to effectively convert the Company’s U.S. dollar-denominated bonds to obligations denominated in Danish kroner, Japanese yen, euro and Swiss franc. Based on the interest rates of the swaps and current currency exchange rates, the Company expects these contracts to effectively reduce the Company’s interest expense in 2019 by approximately $35 million versus the stated interest rates on the U.S. dollar denominated debt.

INCOME TAXES
General
Income tax expense and deferred tax assets and liabilities reflect management’s assessment of future taxes expected to be paid on items reflected in the Company’s Consolidated Financial Statements. The Company records the tax effect of discrete items and items that are reported net of their tax effects in the period in which they occur.
The Company’s effective tax rate can be affected by changes in the mix of earnings in countries with different statutory tax rates (including as a result of business acquisitions and dispositions), changes in the valuation of deferred tax assets and liabilities, accruals related to contingent tax liabilities and period-to-period changes in such accruals, the results of audits and examinations of previously filed tax returns (as discussed below), the expiration of statutes of limitations, the implementation of tax planning strategies, tax rulings, court decisions, settlements with tax authorities and changes in tax laws and regulations, including the TCJA and legislative policy changes that may result from the OECD’s initiative on Base Erosion and Profit Shifting. For a description of the tax treatment of earnings that are planned to be reinvested indefinitely outside the United States, refer to “—Liquidity and Capital Resources—Cash and Cash Requirements” below.
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
On December 22, 2017, the TCJA was enacted, substantially changing the U.S. tax system and affecting the Company in a number of ways. Notably, the TCJA:

•	established a flat corporate income tax rate of 21.0% on U.S. earnings;

•	imposed a one-time tax on unremitted cumulative non-U.S. earnings of foreign subsidiaries, which we refer to in this Annual Report as the Transition Tax;

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

•
eliminated certain prior tax incentives for manufacturing in the United States and creates an incentive for U.S. companies to sell, lease or license goods and services abroad by allowing for a reduction in taxes owed on earnings related to such sales;

•	allows the cost of investments in certain depreciable assets acquired and placed in service after September 27, 2017 to be immediately expensed; and

•	reduces deductions with respect to certain compensation paid to specified executive officers.
While the changes from the TCJA were generally effective beginning in 2018, GAAP accounting for income taxes requires the effect of a change in tax laws or rates to be recognized in income from continuing operations for the period that includes the enactment date. Due to the complexities involved in accounting for the enactment of the TCJA, SEC Staff Accounting Bulletin No. 118 (“SAB No. 118”) allowed the Company to record provisional amounts in earnings for the year ended December 31,

2017. Where reasonable estimates could be made, the provisional accounting was based on such estimates. When no reasonable estimate could be made, SAB No. 118 required the accounting to be based on the tax law in effect before the TCJA. The Company was required to complete its tax accounting for the TCJA when it had obtained, prepared and analyzed the information to complete the income tax accounting but no later than December 22, 2018.
Accordingly, during 2018, the Company completed its accounting for the tax effects of the enactment of the TCJA based on the Company’s interpretation of the new tax regulations and related guidance issued by the U.S. Department of the Treasury and the IRS.

•
The Transition Tax is based on the Company’s post-1986 earnings and profits that were previously deferred from U.S. income taxes. In the year ended December 31, 2017, the Company recorded a provision amount for the Transition Tax expense resulting in an increase in income tax expense of approximately $1.2 billion. During 2018, the Company finalized the calculations of the Transition Tax liability and increased the provisional amount recorded in 2017 by $40 million, with the increase included as a component of income tax expense from continuing operations in 2018. Regulations allow the Company to reduce the Transition Tax payable by applying available foreign tax credits and other tax attributes. The Company has elected to pay the net Transition Tax payable over an eight-year period as permitted by the TCJA. As of December 31, 2018, the remaining Transition Tax balance to be paid over the next seven years is approximately $180 million.

•
In connection with finalizing the calculation of tax credits available to reduce the Transition Tax and other U.S. taxable income, the Company recorded an additional provision of $13 million related to net unrealizable credits which is included as a component of income tax expense from continuing operations in 2018.

•
U.S. deferred tax assets and liabilities were remeasured as of December 31, 2017 based upon the tax rates at which the assets and liabilities are expected to reverse in the future, which is generally 21.0%, resulting in an income tax benefit of approximately $1.2 billion in 2017. Upon finalizing the provisional accounting for the remeasurement of U.S. deferred tax assets and liabilities in 2018, the Company recorded an additional tax benefit of $47 million, which is included as a component of income tax expense from continuing operations.

•
The TCJA imposes tax on U.S. shareholders for global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The Company is required to make an accounting policy election of either: (1) treating taxes due on future amounts included in U.S. taxable income related to GILTI as a current period tax expense when incurred (the “period cost method”); or (2) factoring such amounts into the Company’s measurement of its deferred tax expense (the “deferred method”). As of December 31, 2017, the Company was still analyzing its global income and did not record a GILTI-related deferred tax amount. In 2018, the Company elected the period cost method for its accounting for GILTI.

Due to the complexity and recent issuance of these tax regulations, management’s interpretations of the impact of these rules could be subject to challenge by the taxing authorities.
Year-Over-Year Changes in the Tax Provision and Effective Tax Rate

	Year Ended December 31
	2018	2017	2016
Effective tax rate from continuing operations	19.5%	16.0%	17.5%
The Company’s effective tax rate for 2018, 2017 and 2016 differs from the U.S. federal statutory rates of 21.0% for 2018 and 35.0% for 2017 and 2016, due principally to the Company’s earnings outside the United States that are indefinitely reinvested and taxed at rates different than the U.S. federal statutory rate. In addition:

•
The effective tax rate of 19.5% in 2018 includes 70 basis points of tax benefits primarily related to the release of reserves upon the expiration of statutes of limitation, audit settlements and release of valuation allowance in a certain foreign tax jurisdiction. These tax benefits were partially offset by additional provisions related to completing the accounting for the enactment of the TCJA as summarized above and tax costs directly related to reorganization activities associated with preparing for the Dental Separation.

•
The effective tax rate of 16.0% in 2017 includes 500 basis points of net tax benefits due to the revaluation of deferred tax liabilities from 35.0% to 21.0% due to the TCJA and the release of reserves upon statute of limitation expiration, partially offset by income tax expense related to the Transition Tax on foreign earnings due to the TCJA and changes in estimates associated with prior period uncertain tax positions.

•
The effective tax rate of 17.5% in 2016 includes 350 basis points of net tax benefits from permanent foreign exchange losses and the release of reserves upon the expiration of statutes of limitation and audit settlements, partially offset by income tax expense related to repatriation of earnings and legal entity realignments associated with the Fortive Separation and changes in estimates associated with prior period uncertain tax positions.

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
The Company and its subsidiaries are routinely examined by various domestic and international taxing authorities. The IRS has completed substantially all of the examinations of the Company’s federal income tax returns through 2011 and is currently examining certain of the Company’s federal income tax returns for 2012 through 2015. In addition, the Company has subsidiaries in Austria, Belgium, Canada, China, Denmark, Finland, France, Germany, Hong Kong, India, Italy, Japan, New Zealand, Sweden, Switzerland, the United Kingdom and various other countries, states and provinces that are currently under audit for years ranging from 2004 through 2017.
In the fourth quarter of 2018, the IRS proposed significant adjustments to the Company’s taxable income for the years 2012 through 2015 with respect to the deferral of tax on certain premium income related to the Company’s self-insurance programs. The proposed adjustments would increase the Company’s taxable income over the 2012 through 2015 period by approximately $960 million. In addition, as of December 31, 2018, the IRS has notified the Company that it is considering additional taxable income adjustments related to other aspects of the Company’s self-insurance programs for the years 2012 through 2015. These additional proposed adjustments would increase the Company’s taxable income by approximately $1.7 billion. Management believes the positions the Company has taken in its U.S. tax returns are in accordance with the relevant tax laws, intends to vigorously defend these positions and is currently considering all of its alternatives. Due to the enactment of the TCJA in 2017 and the resulting reduction in the U.S. corporate tax rate for years after 2017, the Company revalued its deferred tax liabilities related to the temporary differences associated with this deferred premium income from 35.0% to 21.0%. If the Company is not successful in defending these assessments, the taxes owed to the IRS may be computed under the previous 35.0% statutory tax rate and the Company may be required to revalue the related deferred tax liabilities from 21.0% to 35.0%, which in addition to any interest due on the amounts assessed, would require a charge to future earnings. The ultimate resolution of this matter is uncertain, could take many years and could result in a material adverse impact to the Company’s Consolidated Financial Statements, including its cash flows and effective tax rate.
Tax authorities in Denmark have raised significant issues related to interest accrued by certain of the Company’s subsidiaries. On December 10, 2013, the Company received assessments from the Danish tax authority (“SKAT”) totaling approximately DKK 1.6 billion (approximately $247 million based on exchange rates as of December 31, 2018) including interest through December 31, 2018, imposing withholding tax relating to interest accrued in Denmark on borrowings from certain of the Company’s subsidiaries for the years 2004 through 2009. The Company is currently in discussions with SKAT and anticipates receiving an assessment for years 2010 through 2012 totaling approximately DKK 954 million (approximately $146 million based on exchange rates as of December 31, 2018) including interest through December 31, 2018. Management believes the positions the Company has taken in Denmark are in accordance with the relevant tax laws and is vigorously defending its positions. The Company appealed these assessments with the National Tax Tribunal in 2014 and intends on pursuing this matter through the European Court of Justice should this appeal be unsuccessful. The ultimate resolution of this matter is uncertain, could take many years, and could result in a material adverse impact to the Company’s Consolidated Financial Statements, including its cash flows and effective tax rate.
After considering the effect of the TCJA, the Company expects its 2019 effective tax rate to be approximately 19.5%. Any future legislative changes in the United States including new regulations related to the TCJA or potential tax reform in other jurisdictions, could cause the Company’s effective tax rate to differ from this estimate. Refer to Note 13 to the Consolidated Financial Statements for additional information related to income taxes.

DISCONTINUED OPERATIONS
As further discussed in Note 4 to the Consolidated Financial Statements, discontinued operations include the results of the Fortive businesses which were disposed of during the third quarter of 2016.
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
In 2016, earnings from discontinued operations, net of income taxes, were $400 million and reflected the operating results of the Fortive businesses prior to the Fortive Separation.

COMPREHENSIVE INCOME
Comprehensive income decreased by approximately $1.5 billion in 2018 as compared to 2017, primarily due to a loss from foreign currency translation adjustments in 2018 compared to a gain in 2017 and a loss from pension and postretirement plan benefit adjustments as compared to a gain in 2017, partially offset by higher net earnings from continuing operations and a decrease in unrealized losses on available-for-sale securities in 2018 compared to 2017.  The Company recorded a foreign currency translation loss of $632 million for 2018 compared to a translation gain of $976 million for 2017. The Company recorded a pension and postretirement plan benefit loss of $13 million for 2018 compared to a gain of $71 million for 2017. These negative impacts were partially offset by higher net earnings in 2018 compared to 2017.
Comprehensive income increased by approximately $1.7 billion in 2017 as compared to 2016, primarily due to increased earnings from continuing operations, an increased gain from foreign currency translation adjustments compared to 2016, pension and postretirement plan benefit adjustments and the decrease in unrealized losses on available-for-sale securities, partially offset by lower net earnings attributable to discontinued operations in 2017 compared to 2016. The Company recorded a foreign currency translation gain of $976 million for 2017 compared to a translation loss of $517 million for 2016. The Company recorded a pension and postretirement plan benefit gain of $71 million in 2017 compared to a loss of $58 million in 2016.
INFLATION
The effect of inflation on the Company’s revenues and net earnings was not significant in any of the years ended December 31, 2018, 2017 or 2016.

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
The Company is exposed to market risk from changes in interest rates, foreign currency exchange rates, equity prices and commodity prices as well as credit risk, each of which could impact its Consolidated Financial Statements. The Company generally addresses its exposure to these risks through its normal operating and financing activities. The Company may periodically use derivative financial instruments to manage foreign exchange risks. In addition, the Company’s broad-based business activities help to reduce the impact that volatility in any particular area or related areas may have on its operating profit as a whole.
Interest Rate Risk
The Company manages interest cost using a mixture of fixed-rate and variable-rate debt. A change in interest rates on long-term debt impacts the fair value of the Company’s fixed-rate long-term debt but not the Company’s earnings or cash flow because the interest on such debt is fixed. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. As of December 31, 2018, an increase of 100 basis points in interest rates would have decreased the fair value of the Company’s fixed-rate long-term debt (excluding the LYONs, which have not been included in this calculation as the value of this convertible debt is primarily derived from the value of its underlying common stock) by $460 million.
As of December 31, 2018, the Company’s variable-rate debt obligations consisted primarily of U.S. dollar and euro-based commercial paper borrowings (refer to Note 10 to the Consolidated Financial Statements for information regarding the Company’s outstanding commercial paper balances as of December 31, 2018). As a result, the Company’s primary interest rate exposure results from changes in short-term interest rates. As these shorter duration obligations mature, the Company may issue additional short-term commercial paper obligations to refinance all or part of these borrowings. In 2018, the average annual interest rate associated with outstanding commercial paper borrowings was approximately negative 18 basis points. A hypothetical increase of this average to negative eight basis points would have increased the Company’s annual interest expense by $3 million. The hypothetical increase used is the actual amount by which the Company’s commercial paper interest rates fluctuated during 2018.
In January 2019, the Company entered into approximately $1.9 billion of cross-currency swap derivative contracts on its U.S. dollar denominated bonds to effectively convert the Company’s U.S. dollar denominated bonds to obligations denominated in Danish kroner, Japanese yen, euro and Swiss franc. Based on the interest rates of the swaps and current currency exchange rates, the Company expects these contracts to reduce the Company’s interest expense in 2019 by approximately $35 million versus the stated interest rates on the U.S. dollar denominated debt.
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
Currency exchange rates positively impacted 2018 reported sales by 0.5% on a year-over-year basis, primarily as a result of the U.S. dollar weakening against other major currencies in the first half of 2018. The U.S. dollar strengthened in the second half of 2018 which mitigated some of the benefit recorded in early 2018. If the exchange rates in effect as of December 31, 2018 were to prevail throughout 2019, currency exchange rates would adversely impact 2019 estimated sales by 1.5% relative to the Company’s performance in 2018. Strengthening of the U.S. dollar against other major currencies would adversely impact the Company’s sales and results of operations on an overall basis. Any weakening of the U.S. dollar against other major currencies would positively impact the Company’s sales and results of operations.
The Company has generally accepted the exposure to exchange rate movements without using derivative financial instruments to manage this transactional exchange risk. Both positive and negative movements in currency exchange rates against the U.S. dollar will therefore continue to affect the reported amount of sales and net earnings in the Company’s Consolidated Financial Statements. In addition, the Company has assets and liabilities held in foreign currencies. The Company may also use foreign currency-denominated debt and cross-currency swaps to partially hedge its net investments in foreign operations against adverse movements in exchange rates. A 10% depreciation in major currencies relative to the U.S. dollar as of December 31, 2018 would have reduced foreign currency-denominated net assets and stockholders’ equity by $860 million. In 2019, the Company entered into approximately $1.9 billion of cross-currency swap derivative contracts on its U.S. dollar-denominated bonds to hedge its net investment in foreign operations against adverse changes in the exchange rates between the U.S. dollar and the Danish kroner, Japanese yen, euro and the Swiss franc. These contracts effectively convert the Company’s U.S. dollar-denominated bonds to obligations denominated in Danish kroner, Japanese yen, euro and Swiss franc, and will partially offset the impact of changes in currency rates on foreign currency-denominated net assets in future periods.
Equity Price Risk
The Company’s investment portfolio has in the past included publicly-traded equity securities that are sensitive to fluctuations in market price. However, during 2017 the Company sold substantially all of its available-for-sale marketable equity securities. The Company also holds investments in non-marketable equity instruments in privately held companies that may be impacted by equity price risks or other factors. These non-marketable equity investments are accounted for under the Fair Value Alternative method with changes in fair value recorded in earnings. Volatility in the equity markets or other fair value considerations could affect the value of these investments and require charges or gains to be recognized in earnings.
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

Following is an overview of the Company’s cash flows and liquidity for the years ended December 31:
Overview of Cash Flows and Liquidity

($ in millions)	2018	2017	2016
Total operating cash flows provided by continuing operations	$4,022.0	$3,477.8	$3,087.5

Cash paid for acquisitions	$(2,173.3)	$(385.8)	$(4,880.1)
Payments for additions to property, plant and equipment	(655.7)	(619.6)	(589.6)
Proceeds from sales of property, plant and equipment	6.3	32.6	9.8
Payments for purchases of investments	(148.9)	—	—
Proceeds from sales of investments	22.2	137.9	264.8
All other investing activities	—	(8.5)	21.9
Total investing cash used in discontinued operations	—	—	(69.8)
Net cash used in investing activities	$(2,949.4)	$(843.4)	$(5,243.0)

Proceeds from the issuance of common stock	$96.0	$68.8	$164.5
Payment of dividends	(433.4)	(378.3)	(399.8)
Payment for purchase of noncontrolling interest	—	(64.4)	—
Make-whole premiums to redeem borrowings prior to maturity	—	—	(188.1)
Net proceeds from (repayments of) borrowings (maturities of 90 days or less)	65.7	(3,778.5)	2,218.1
Proceeds from borrowings (maturities longer than 90 days)	—	1,782.1	3,240.9
Repayments of borrowings (maturities longer than 90 days)	(507.8)	(668.4)	(2,480.6)
All other financing activities	(17.9)	(59.8)	(27.0)
Cash distributions to Fortive, net	—	—	(485.3)
Net cash (used in) provided by financing activities	$(797.4)	$(3,098.5)	$2,042.7

•
Operating cash flows from continuing operations increased $544 million, or 16%, during 2018 as compared to 2017, due primarily to higher net earnings, which included higher noncash charges for depreciation and amortization, the impact of a noncash gain from the sale of marketable equity securities in 2017, and lower cash used for funding trade accounts receivable, inventories and trade accounts payable in 2018 compared to 2017. This increase was partially offset by higher cash used for payments for various employee-related liabilities, customer funding and accrued expenses during 2018.

•
Net cash used in investing activities during 2018 consisted primarily of cash paid for acquisitions, additions to property, plant and equipment and payments for purchases of investments. The Company acquired two businesses during 2018 for total consideration (including assumed debt and net of cash acquired) of approximately $2.2 billion.

Payments for additions to property, plant and equipment increased $36 million in 2018 compared to 2017 and included investments in operating assets, and new facilities across the Company. In addition, in 2018, the Company invested $149 million in non-marketable equity securities.

•
The Company repaid the $500 million aggregate principal amount of 2018 U.S. Notes (plus accrued interest) upon their maturity in September 2018 using available cash and proceeds from the issuance of commercial paper.

•	As of December 31, 2018, the Company held $788 million of cash and cash equivalents.

Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, restructuring activities and productivity improvement initiatives, pension funding and other items impact reported cash flows.
Operating cash flows from continuing operations were approximately $4.0 billion for 2018, an increase of $544 million, or 16%, as compared to 2017. The year-over-year change in operating cash flows from 2017 to 2018 was primarily attributable to the following factors:

•
2018 operating cash flows benefited from higher net earnings in 2018 as compared to 2017. Net earnings in 2017 also included a $73 million gain on sale of marketable equity securities for which the proceeds were reflected in the investing activities section of the accompanying Consolidated Statement of Cash Flows, and therefore, did not contribute to operating cash flows.

•
Net earnings from continuing operations for 2018 reflected an increase of $69 million of depreciation and amortization expense as compared to 2017. Amortization expense primarily relates to the amortization of intangible assets acquired in connection with acquisitions and increased due to recently acquired businesses. Depreciation expense relates to both the Company’s manufacturing and operating facilities as well as instrumentation leased to customers under operating-type lease arrangements and increased due primarily to the impact of increased capital expenditures. Depreciation and amortization are noncash expenses that decrease earnings without a corresponding impact to operating cash flows.

•
The aggregate of trade accounts receivable, inventories and trade accounts payable provided $24 million in operating cash flows during 2018, compared to $243 million of operating cash flows used in 2017. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories and trade accounts payable depends upon how effectively the Company manages the cash conversion cycle, which effectively represents the number of days that elapse from the day it pays for the purchase of raw materials and components to the collection of cash from its customers and can be significantly impacted by the timing of collections and payments in a period.

•
The aggregate of prepaid expenses and other assets, deferred income taxes and accrued expenses and other liabilities used $114 million in operating cash flows during 2018, compared to $110 million used in 2017. The timing of various employee-related liabilities, customer funding and accrued expenses drove the majority of this change.

Operating cash flows from continuing operations were approximately $3.5 billion for 2017, an increase of $390 million, or 13%, as compared to 2016. This increase was primarily attributable to the increase in net earnings from continuing operations in 2017 as compared to 2016.

Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures, including instruments leased to customers, cash used for investments and cash proceeds from divestitures of businesses or assets.
Net cash used in investing activities was approximately $2.9 billion during 2018 compared to $843 million and approximately $5.2 billion of net cash used in 2017 and 2016, respectively.
Acquisitions, Divestitures and Sale of Investments
2018 Acquisitions and Sale of Investments
For a discussion of the Company’s 2018 acquisitions refer to “—Overview.” In addition, in 2018, the Company invested $149 million in non-marketable equity securities and partnerships. The Company received cash proceeds of $22 million from the collection of short-term other receivables related to the sale of certain marketable equity securities during 2017.

2017 Acquisitions and Sale of Investments
During 2017, the Company acquired ten businesses for total consideration of $386 million in cash, net of cash acquired. The businesses acquired complement existing units of the Life Sciences, Dental and Environmental & Applied Solutions segments. The aggregate annual sales of these ten businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were $160 million.
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
In addition, during 2016, the Company received cash proceeds of $265 million from the sale of certain marketable equity securities and recorded a pretax gain related to this sale of $223 million ($140 million after-tax or $0.20 per diluted share).
Capital Expenditures
Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development, improving information technology systems and the manufacture of instruments that are used in operating-type lease arrangements that certain of the Company’s businesses enter into with customers. Capital expenditures totaled $656 million in 2018, $620 million in 2017 and $590 million in 2016. The increase in capital spending in both 2018 and 2017 was due to increased investments in operating assets and new facilities across the Company. In 2019, the Company expects capital spending to be approximately $750 million, though actual expenditures will ultimately depend on business conditions.

Financing Activities
Cash flows from financing activities consist primarily of cash flows associated with the issuance and repayments of commercial paper and other debt, issuances and repurchases of common stock, excess tax benefits from stock-based compensation and payments of cash dividends to shareholders. Financing activities used cash of $797 million during 2018 compared to approximately $3.1 billion of cash used during 2017. The year-over-year decrease in cash used in financing activities was due primarily to lower net repayments of commercial paper borrowings in 2018, as the Company decreased its commercial paper borrowings in 2017 after increasing commercial paper borrowings for the Cepheid acquisition. The Company issued commercial paper early in 2018 to pay for a portion of the acquisition price of IDT and repaid substantially all of such commercial paper borrowings later in 2018. The cash outflow in 2017 for the net repayment of commercial paper was partially offset by proceeds from the issuance of long-term notes. In both 2018 and 2017, the Company repaid long-term debt, with slightly lower repayments in 2018 compared to 2017, as the Company repaid the $500 million aggregate principal amount of 2018 U.S. Notes with accrued interest upon their maturity in September 2018.
Financing activities used cash of approximately $3.1 billion during 2017 compared to approximately $2.0 billion of cash provided during 2016. Cash provided by financing activities in 2017 primarily related to higher net repayments of commercial paper borrowings in 2017 as compared to 2016 (as the Company increased its commercial paper borrowings in 2016 for the Cepheid acquisition) as well as lower proceeds from the issuance of debt in 2017 as compared to 2016. These impacts were partially offset by lower repayments of long-term debt in 2017 as compared to 2016 as the Company used a portion of the proceeds from the Fortive Distribution to repay outstanding long-term indebtedness in August 2016.

Total debt was approximately $9.7 billion and $10.5 billion as of December 31, 2018 and 2017, respectively. The Company had the ability to incur approximately an additional $1.5 billion of indebtedness in direct borrowings or under the outstanding commercial paper facility based on the amounts available under the Company’s $4.0 billion credit facility which were not being used to backstop outstanding commercial paper balances as of December 31, 2018. The Company has classified the 2019 Euronotes and approximately $2.5 billion of its borrowings outstanding under the commercial paper programs as of December 31, 2018 as long-term debt in the accompanying Consolidated Balance Sheet as the Company had the intent and ability, as supported by availability under the Credit Facility, to refinance these borrowings for at least one year from the balance sheet date. As commercial paper obligations mature, the Company may issue additional short-term commercial paper obligations to refinance all or part of these borrowings.
Under the Company’s U.S. and euro-denominated commercial paper program, the notes are typically issued at a discount from par, generally based on the ratings assigned to the Company by credit rating agencies at the time of the issuance and prevailing market rates measured by reference to LIBOR or EURIBOR. Additionally, the Company’s floating rate senior unsecured notes due 2022 pay interest based upon the three-month EURIBOR plus 0.3%. In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. The Company has evaluated the immediate impact of the transition from LIBOR and does not expect the transition to be material.
Refer to Note 10 to the Consolidated Financial Statements for information regarding the Company’s financing activities and indebtedness, including the Company’s outstanding debt as of December 31, 2018, and the Company’s commercial paper program and related credit facility.

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
Dividends
The Company declared a regular quarterly dividend of $0.16 per share that was paid on January 25, 2019 to holders of record on December 28, 2018. Aggregate cash payments for dividends during 2018 were $433 million. Dividend payments were higher in 2018 as compared to 2017 due to increases in the quarterly dividend rate effective with respect to the dividend paid in the second quarter of 2017 and with respect to the dividend paid in the second quarter of 2018.
Cash and Cash Requirements
As of December 31, 2018, the Company held $788 million of cash and cash equivalents that were invested in highly liquid investment-grade debt instruments with a maturity of 90 days or less with an approximate weighted average annual interest rate of 1.3%. Of this amount, $38 million was held within the United States and $750 million was held outside of the United States. The Company will continue to have cash requirements to support working capital needs, capital expenditures, acquisitions and investments, pay interest and service debt, pay taxes and any related interest or penalties, fund its restructuring activities and pension plans as required, pay dividends to shareholders, repurchase shares of the Company’s common stock and support other business needs. The Company generally intends to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, the Company may also borrow under its commercial paper programs or credit facility, enter into new credit facilities and either borrow directly thereunder or use such credit facilities to backstop additional borrowing capacity under its commercial paper programs and/or issue debt and/or equity in the capital markets. The Company also may from time to time access the capital markets to take advantage of favorable interest rate environments or other market conditions.
While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company’s foreign cash could be repatriated to the United States. Following enactment of the TCJA and the associated Transition Tax, in general, repatriation of cash to the United States can be completed with no incremental U.S. tax; however, repatriation of cash could subject the Company to non-U.S. jurisdictional taxes on distributions. The cash that the Company’s non-U.S. subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations, investments and acquisitions. The income taxes applicable to such earnings are not readily determinable. As of December 31, 2018, the Company continues to assert that principally all of its non-U.S. earnings are indefinitely reinvested and management believes that the Company has sufficient liquidity to satisfy its cash needs, including its cash needs in the United States.
During 2018, the Company contributed $55 million to its U.S. defined benefit pension plans and $52 million to its non-U.S. defined benefit pension plans. During 2019, the Company’s cash contribution requirements for its U.S. and its non-U.S. defined benefit pension plans are expected to be approximately $10 million and $50 million, respectively. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.

Contractual Obligations
The following table sets forth, by period due or year of expected expiration, as applicable, a summary of the Company’s contractual obligations as of December 31, 2018 under (1) debt obligations, (2) leases, (3) purchase obligations and (4) other long-term liabilities reflected on the Company’s Consolidated Balance Sheet. The amounts presented in the “Other long-term liabilities” line in the table below include $911 million of noncurrent gross unrecognized tax benefits and related interest (and do not include $75 million of current gross unrecognized tax benefits which are included in the “Accrued expenses and other liabilities” line on the Consolidated Balance Sheet). However, the timing of the long-term portion of these tax liabilities is uncertain, and therefore, they have been included in the “More Than 5 Years” column in the table below. Refer to Note 13 to the Consolidated Financial Statements for additional information on unrecognized tax benefits. Certain of the Company’s acquisitions also involve the potential payment of contingent consideration. The table below does not reflect any such obligations, as the timing and amounts of any such payments are uncertain. Refer to “—Off-Balance Sheet Arrangements” for a discussion of other contractual obligations that are not reflected in the table below.

($ in millions)	Total	Less Than One Year	1-3 Years	4-5 Years	More Than 5 Years
Debt and leases:
Debt obligations (a)(b)	$9,724.8	$50.6	$4,346.5	$1,748.5	$3,579.2
Capital lease obligations (b)	15.5	1.2	2.8	11.5	—
Total debt and leases	9,740.3	51.8	4,349.3	1,760.0	3,579.2
Interest payments on debt and capital lease obligations (c)	1,105.6	128.9	210.0	158.4	608.3
Operating lease obligations (d)	1,009.9	203.0	301.0	218.7	287.2
Other:
Purchase obligations (e)	659.1	610.2	45.7	3.0	0.2
Other long-term liabilities reflected on the Company’s Consolidated Balance Sheet (f)	5,075.8	—	621.5	515.2	3,939.1
Total	$17,590.7	$993.9	$5,527.5	$2,655.3	$8,414.0

(a)	As described in Note 10 to the Consolidated Financial Statements.

(b)	Amounts do not include interest payments. Interest on debt and capital lease obligations is reflected in a separate line in the table.

(c)
Interest payments on debt are projected for future periods using the interest rates in effect as of December 31, 2018. Certain of these projected interest payments may differ in the future based on changes in market interest rates.

(d)
As described in Note 16 to the Consolidated Financial Statements, certain leases require the Company to pay real estate taxes, insurance, maintenance and other operating expenses associated with the leased premises. These future costs are not included in the table above. As discussed in Note 1 to the Consolidated Financial Statements, the Company adopted ASC 842 related to lease accounting on January 1, 2019. Future minimum lease payments differ from the future lease liability recognized under ASC 842, as the lease liability recognized under ASC 842 discounts the lease payments while the minimum lease payments are not discounted. Additionally, ASC 842 allows a lessee to elect to combine or separate any non-lease components in an arrangement with the lease components for the calculation of the lease liability while the minimum lease payments exclude any non-lease components.

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
Off-Balance Sheet Arrangements
Guarantees and Related Instruments
The following table sets forth, by period due or year of expected expiration, as applicable, a summary of guarantees and related instruments of the Company as of December 31, 2018.

	Amount of Commitment Expiration per Period
($ in millions)	Total	Less Than One Year	1-3 Years	4-5 Years	More Than 5 Years
Guarantees and related instruments	$667.8	$572.1	$51.2	$21.9	$22.6
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
In the normal course of business, the Company periodically enters into agreements that require it to indemnify customers, suppliers or other business partners for specific risks, such as claims for injury or property damage arising out of the Company’s products, software or services or claims alleging that Company products or services infringe third-party intellectual property. The Company has not included any such indemnification provisions in the contractual obligations table above. Historically, the Company has not experienced significant losses on these types of indemnification obligations.
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
Legal Proceedings
Refer to “Item 3. Legal Proceedings” and Note 17 to the Consolidated Financial Statements for information regarding legal proceedings and contingencies, and for a discussion of risks related to legal proceedings and contingencies, refer to “Item 1A. Risk Factors.”

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
Acquired Intangibles—The Company’s business acquisitions typically result in the recognition of goodwill, in-process R&D and other intangible assets, which affect the amount of future period amortization expense and possible impairment charges that the Company may incur. Refer to Notes 1, 3 and 7 to the Consolidated Financial Statements for a description of the Company’s policies relating to goodwill, acquired intangibles and acquisitions.
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
As of December 31, 2018, the Company had eight reporting units for goodwill impairment testing. Reporting units resulting from recent acquisitions generally present the highest risk of impairment. Management believes the impairment risk associated with these reporting units generally decreases as these businesses are integrated into the Company and better positioned for potential future earnings growth. The Company’s annual goodwill impairment analysis in 2018 indicated that in all instances, the fair values of the Company’s reporting units exceeded their carrying values and consequently did not result in an impairment charge. The excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of the Company’s reporting units as of the annual testing date ranged from approximately 15% to approximately 600%. In order to evaluate the sensitivity of the fair value calculations used in the goodwill impairment test, the Company applied a hypothetical 10% decrease to the fair values of each reporting unit and compared those hypothetical values to the reporting unit carrying values. Based on this hypothetical 10% decrease, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of the Company’s reporting units ranged from approximately 5% to approximately 530%.
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
Contingent Liabilities—As discussed in “Item 3. Legal Proceedings” and Note 17 to the Consolidated Financial Statements, the Company is, from time to time, subject to a variety of litigation and similar contingent liabilities incidental to its business (or the business operations of previously owned entities). The Company recognizes a liability for any legal contingency that is known or probable of occurrence and reasonably estimable. These assessments require judgments concerning matters such as litigation developments and outcomes, the anticipated outcome of negotiations, the number of future claims and the cost of both pending and future claims. In addition, because most contingencies are resolved over long periods of time, liabilities may change in the future due to various factors, including those discussed in Note 17 to the Consolidated Financial Statements. If

the reserves established by the Company with respect to these contingent liabilities are inadequate, the Company would be required to incur an expense equal to the amount of the loss incurred in excess of the reserves, which would adversely affect the Company’s financial statements.
Revenue Recognition—On January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all previous revenue recognition guidance. Refer to Note 2 to the Consolidated Financial Statements for additional information on the Company’s adoption of this ASU.
The Company derives revenues from the sale of products and services. Revenue is recognized when control over the promised products or services is transferred to the customer in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. In determining if control has transferred, the Company considers whether certain indicators of the transfer of control are present, such as the transfer of title, present right to payment, significant risks and rewards of ownership and customer acceptance when acceptance is not a formality. To determine the consideration that the customer owes the Company, the Company must make judgments regarding the amount of customer allowances and rebates, as well as an estimate for product returns. The Company also enters into lease arrangements with customers, which requires the Company to determine whether the arrangements are operating or sales-type leases. Certain of the Company’s lease contracts are customized for larger customers and often result in complex terms and conditions that typically require significant judgment in applying the lease accounting criteria. Refer to Note 1 to the Consolidated Financial Statements for a description of the Company’s revenue recognition policies.
If the Company’s judgments regarding revenue recognition prove incorrect, the Company’s reported revenues in particular periods may be incorrect. Historically, the Company’s estimates of revenue have been materially correct.
Pension and Other Postretirement Benefits—For a description of the Company’s pension and other postretirement benefit accounting practices, refer to Notes 11 and 12 to the Consolidated Financial Statements. Calculations of the amount of pension and other postretirement benefit costs and obligations depend on the assumptions used in the actuarial valuations, including assumptions regarding discount rates, expected return on plan assets, rates of salary increases, health care cost trend rates, mortality rates and other factors. If the assumptions used in calculating pension and other postretirement benefits costs and obligations are incorrect or if the factors underlying the assumptions change (as a result of differences in actual experience, changes in key economic indicators or other factors) the Company’s Consolidated Financial Statements could be materially affected. A 50 basis point reduction in the discount rates used for the plans would have increased the U.S. net obligation by $121 million ($92 million on an after-tax basis) and the non-U.S. net obligation by $125 million ($96 million on an after-tax basis) from the amounts recorded in the Consolidated Financial Statements as of December 31, 2018. A 50 basis point increase in the discount rates used for the plans would have decreased the U.S. net obligation by $111 million ($84 million on an after-tax basis) and the non-U.S. net obligation by $120 million ($93 million on an after-tax basis) from the amounts recorded in the Consolidated Financial Statements as of December 31, 2018.
For 2018, the estimated long-term rate of return for the U.S. plans is 7.0%, and the Company intends to continue to use an assumption of 7.0% for 2019. The estimated long-term rate of return for the non-U.S. plans was determined on a plan-by-plan basis based on the nature of the plan assets and ranged from 1.0% to 5.8%. If the expected long-term rate of return on plan assets for 2018 was reduced by 50 basis points, pension expense for the U.S. and non-U.S. plans for 2018 would have increased $10 million ($8 million on an after-tax basis) and $6 million ($5 million on an after-tax basis), respectively.
For a discussion of the Company’s 2018 and anticipated 2019 defined benefit pension plan contributions, refer to “—Liquidity and Capital Resources—Cash and Cash Requirements”.
Income Taxes—For a description of the Company’s income tax accounting policies, refer to Notes 1 and 13 to the Consolidated Financial Statements. The Company establishes valuation allowances for its deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized. This requires management to make judgments and estimates regarding: (1) the timing and amount of the reversal of taxable temporary differences, (2) expected future taxable income, and (3) the impact of tax planning strategies. Future changes to tax rates would also impact the amounts of deferred tax assets and liabilities and could have an adverse impact on the Company’s Consolidated Financial Statements.
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
On December 22, 2017, the TCJA was enacted, which substantially changed the U.S. tax system, including lowering the corporate tax rate from 35.0% to 21.0% (beginning in 2018). While the changes from the TCJA were generally effective beginning in 2018, GAAP accounting for income taxes requires the effect of a change in tax laws or rates to be recognized in income from continuing operations for the period that includes the enactment date. Due to the complexities involved in accounting for the enactment of the TCJA, SAB No. 118 allowed the Company to record provisional amounts in earnings for the year ended December 31, 2017. Where reasonable estimates could be made, the provisional accounting was based on such estimates. When no reasonable estimate could be made, SAB No. 118 required the accounting to be based on the tax law in effect before the TCJA. The Company was required to complete its tax accounting for the TCJA when it had obtained, prepared and analyzed the information to complete the income tax accounting but no later than December 22, 2018. The Company completed its accounting for the tax effects of the enactment of the TCJA based on the Company’s interpretation of the new tax regulations and related guidance. The net tax effect to adjust the prior year provisional amounts was not material to the Company’s financial statements. Due to the complexity and recent issuance of these tax regulations, management’s interpretations of the impact of these rules could be subject to challenge by the taxing authorities. Some or all of these judgments are also subject to review by the IRS. If the IRS were to successfully challenge the Company’s right to realize some or all of the tax benefit the Company has recorded, or its interpretation of the law regarding certain items, or if the amount of the Transition Tax or other tax liabilities are understated, it could have a material adverse effect on the Company’s financial statements.
In addition, certain of the Company’s tax returns are currently under review by tax authorities including in Denmark and the United States (refer to “—Results of Operations—Income Taxes” and Note 13 to the Consolidated Financial Statements). Management believes the positions taken in these returns are in accordance with the relevant tax laws. However, the outcome of these audits is uncertain and could result in the Company being required to record charges for prior year tax obligations which could have a material adverse impact to the Company’s Consolidated Financial Statements, including its effective tax rate.
An increase of 1.0% in the Company’s 2018 nominal tax rate would have resulted in an additional income tax provision for continuing operations for the year ended December 31, 2018 of $33 million.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework” (2013 framework). Based on this assessment, management concluded that, as of December 31, 2018, the Company’s internal control over financial reporting is effective.
The Company completed the acquisition of Integrated DNA Technologies (“IDT”) on April 13, 2018. Since the Company has not yet fully incorporated the internal controls and procedures of IDT into the Company’s internal control over financial reporting, management excluded IDT from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. IDT constituted less than 5% of the Company’s total assets as of December 31, 2018 and approximately 1% of the Company’s total revenues for the year then ended.
The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report dated February 20, 2019 appears on page 59 of this Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Danaher Corporation
Opinion on Internal Control over Financial Reporting
We have audited Danaher Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Danaher Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
As indicated in the accompanying Report of Management on Danaher Corporation’s Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Integrated DNA Technologies, which is included in the 2018 consolidated financial statements of the Company and constituted less than 5% of total assets as of December 31, 2018 and approximately 1% of the Company’s total revenue for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Integrated DNA Technologies.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 20, 2019 expressed an unqualified opinion thereon.
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
February 20, 2019

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Danaher Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Danaher Corporation and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2019 expressed an unqualified opinion thereon.
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
Tysons, Virginia
February 20, 2019

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ and shares in millions, except per share amount)

	As of December 31
	2018	2017
ASSETS
Current assets:
Cash and equivalents	$787.8	$630.3
Trade accounts receivable, less allowance for doubtful accounts of $120.4 and $116.1, respectively	3,489.6	3,521.8
Inventories	1,910.1	1,840.8
Prepaid expenses and other current assets	906.3	857.1
Total current assets	7,093.8	6,850.0
Property, plant and equipment, net	2,511.2	2,454.6
Other long-term assets	648.4	538.3
Goodwill	25,906.0	25,138.6
Other intangible assets, net	11,673.1	11,667.1
Total assets	$47,832.5	$46,648.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$51.8	$194.7
Trade accounts payable	1,712.8	1,509.9
Accrued expenses and other liabilities	3,076.9	3,087.7
Total current liabilities	4,841.5	4,792.3
Other long-term liabilities	5,075.8	5,161.1
Long-term debt	9,688.5	10,327.4
Stockholders’ equity:
Common stock - $0.01 par value, 2.0 billion shares authorized; 817.9 and 812.5 issued; 701.5 and 696.6 outstanding, respectively	8.2	8.1
Additional paid-in capital	5,834.3	5,538.2
Retained earnings	25,163.0	22,806.1
Accumulated other comprehensive income (loss)	(2,791.1)	(1,994.2)
Total Danaher stockholders’ equity	28,214.4	26,358.2
Noncontrolling interests	12.3	9.6
Total stockholders’ equity	28,226.7	26,367.8
Total liabilities and stockholders’ equity	$47,832.5	$46,648.6
See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)

	Year Ended December 31
	2018	2017	2016
Sales	$19,893.0	$18,329.7	$16,882.4
Cost of sales	(8,785.9)	(8,137.2)	(7,547.8)
Gross profit	11,107.1	10,192.5	9,334.6
Operating costs:
Selling, general and administrative expenses	(6,472.1)	(6,073.3)	(5,624.3)
Research and development expenses	(1,231.2)	(1,128.8)	(975.1)
Operating profit	3,403.8	2,990.4	2,735.2
Nonoperating income (expense):
Other income, net	37.2	103.6	239.1
Loss on early extinguishment of borrowings	—	—	(178.8)
Interest expense	(157.4)	(162.7)	(184.4)
Interest income	9.2	7.5	0.2
Earnings from continuing operations before income taxes	3,292.8	2,938.8	2,611.3
Income taxes	(641.9)	(469.0)	(457.9)
Net earnings from continuing operations	2,650.9	2,469.8	2,153.4
Earnings from discontinued operations, net of income taxes	—	22.3	400.3
Net earnings	$2,650.9	$2,492.1	$2,553.7
Net earnings per share from continuing operations:
Basic	$3.78	$3.55	$3.12
Diluted	$3.74	$3.50	$3.08
Net earnings per share from discontinued operations:
Basic	$—	$0.03	$0.58
Diluted	$—	$0.03	$0.57
Net earnings per share:
Basic	$3.78	$3.58	$3.69	*
Diluted	$3.74	$3.53	$3.65
Average common stock and common equivalent shares outstanding:
Basic	700.6	695.8	691.2
Diluted	710.2	706.1	699.8

*	Net earnings per share amount does not add due to rounding.
See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)

	Year Ended December 31
	2018	2017	2016
Net earnings	$2,650.9	$2,492.1	$2,553.7
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(632.2)	976.1	(517.3)
Pension and postretirement plan benefit adjustments	(12.7)	71.0	(58.2)
Unrealized loss on available-for-sale securities	(0.8)	(19.6)	(114.8)
Total other comprehensive income (loss), net of income taxes	(645.7)	1,027.5	(690.3)
Comprehensive income	$2,005.2	$3,519.6	$1,863.4
See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 ($ and shares in millions)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Shares	Amount
Balance, January 1, 2016	801.6	$8.0	$4,981.2	$21,012.3	$(2,311.2)	$73.7
Net earnings for the year	—	—	—	2,553.7	—	—
Other comprehensive income (loss)	—	—	—	—	(690.3)	—
Dividends declared	—	—	—	(393.6)	—	—
Common stock-based award activity	5.8	0.1	322.6	—	—	—
Common stock issued in connection with LYONs’ conversions	0.3	—	9.1	—	—	—
Distribution of Fortive Corporation	—	—	—	(2,468.9)	(20.2)	—
Change in noncontrolling interests	—	—	—	—	—	0.3
Balance, December 31, 2016	807.7	8.1	5,312.9	20,703.5	(3,021.7)	74.0
Net earnings for the year	—	—	—	2,492.1	—	—
Other comprehensive income (loss)	—	—	—	—	1,027.5	—
Dividends declared	—	—	—	(389.5)	—	—
Common stock-based award activity	4.8	—	214.1	—	—	—
Common stock issued in connection with LYONs’ conversions	—	—	12.4	—	—	—
Change in noncontrolling interests	—	—	(1.2)	—	—	(64.4)
Balance, December 31, 2017	812.5	8.1	5,538.2	22,806.1	(1,994.2)	9.6
Adoption of accounting standards	—	—	—	154.5	(151.2)	—
Balance, January 1, 2018	812.5	8.1	5,538.2	22,960.6	(2,145.4)	9.6
Net earnings for the year	—	—	—	2,650.9	—	—
Other comprehensive income (loss)	—	—	—	—	(645.7)	—
Dividends declared	—	—	—	(448.5)	—	—
Common stock-based award activity	4.6	0.1	252.8	—	—	—
Common stock issued in connection with acquisitions	0.2	—	23.9	—	—	—
Common stock issued in connection with LYONs’ conversions	0.6	—	19.4	—	—	—
Change in noncontrolling interests	—	—	—	—	—	2.7
Balance, December 31, 2018	817.9	$8.2	$5,834.3	$25,163.0	$(2,791.1)	$12.3
See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Year Ended December 31
	2018	2017	2016
Cash flows from operating activities:
Net earnings	$2,650.9	$2,492.1	$2,553.7
Less: earnings from discontinued operations, net of income taxes	—	22.3	400.3
Net earnings from continuing operations	2,650.9	2,469.8	2,153.4
Noncash items:
Depreciation	601.5	577.8	545.0
Amortization	706.2	660.5	583.1
Stock-based compensation expense	151.4	139.4	129.8
Restructuring and impairment charges	2.1	56.1	12.0
Pretax loss on early extinguishment of borrowings	—	—	178.8
Pretax gain on sales of investments	—	(72.8)	(223.4)
Change in deferred income taxes	(195.1)	(426.9)	(383.9)
Change in trade accounts receivable, net	(58.3)	(161.4)	(183.1)
Change in inventories	(143.3)	(27.4)	9.4
Change in trade accounts payable	225.8	(54.4)	78.1
Change in prepaid expenses and other assets	89.7	4.4	(62.4)
Change in accrued expenses and other liabilities	(8.9)	312.7	250.7
Total operating cash provided by continuing operations	4,022.0	3,477.8	3,087.5
Total operating cash provided by discontinued operations	—	—	434.3
Net cash provided by operating activities	4,022.0	3,477.8	3,521.8
Cash flows from investing activities:
Cash paid for acquisitions	(2,173.3)	(385.8)	(4,880.1)
Payments for additions to property, plant and equipment	(655.7)	(619.6)	(589.6)
Proceeds from sales of property, plant and equipment	6.3	32.6	9.8
Payments for purchases of investments	(148.9)	—	—
Proceeds from sales of investments	22.2	137.9	264.8
All other investing activities	—	(8.5)	21.9
Total investing cash used in continuing operations	(2,949.4)	(843.4)	(5,173.2)
Total investing cash used in discontinued operations	—	—	(69.8)
Net cash used in investing activities	(2,949.4)	(843.4)	(5,243.0)
Cash flows from financing activities:
Proceeds from the issuance of common stock	96.0	68.8	164.5
Payment of dividends	(433.4)	(378.3)	(399.8)
Payment for purchase of noncontrolling interest	—	(64.4)	—
Make-whole premiums to redeem borrowings prior to maturity	—	—	(188.1)
Net proceeds from (repayments of) borrowings (maturities of 90 days or less)	65.7	(3,778.5)	2,218.1
Proceeds from borrowings (maturities longer than 90 days)	—	1,782.1	3,240.9
Repayments of borrowings (maturities longer than 90 days)	(507.8)	(668.4)	(2,480.6)
All other financing activities	(17.9)	(59.8)	(27.0)
Total financing cash (used in) provided by continuing operations	(797.4)	(3,098.5)	2,528.0
Cash distributions to Fortive Corporation, net	—	—	(485.3)
Net cash (used in) provided by financing activities	(797.4)	(3,098.5)	2,042.7
Effect of exchange rate changes on cash and equivalents	(117.7)	130.7	(148.6)
Net change in cash and equivalents	157.5	(333.4)	172.9
Beginning balance of cash and equivalents	630.3	963.7	790.8
Ending balance of cash and equivalents	$787.8	$630.3	$963.7

Supplemental disclosure:
Distribution of noncash net assets to Fortive Corporation	$—	$—	$(1,983.6)
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
The Company’s Dental segment offers products and services that are used to diagnose, treat and prevent disease and ailments of the teeth, gums and supporting bone, as well as to improve the aesthetics of the human smile. With leading brand names, innovative technology and significant market positions, the Company is a leading worldwide provider of a broad range of dental consumables, equipment and services, and is dedicated to driving technological innovations that help dental professionals improve clinical outcomes and enhance productivity.
The Company’s Environmental & Applied Solutions segment offers products and services that help protect important resources and keep global food and water supplies safe. The Company’s water quality business provides instrumentation, services and disinfection systems to help analyze, treat and manage the quality of ultra-pure, potable, industrial, waste, ground, source and ocean water in residential, commercial, municipal, industrial and natural resource applications. The Company’s product identification business provides equipment, software, services and consumables for various color and appearance management, packaging design and quality management, packaging converting, printing, marking, coding and traceability applications for consumer, pharmaceutical and industrial products.
Refer to Notes 3 and 4 for a discussion of significant acquisitions and discontinued operations.
Accounting Principles—The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation. The Consolidated Financial Statements also reflect the impact of noncontrolling interests. Noncontrolling interests do not have a significant impact on the Company’s consolidated results of operations, therefore earnings attributable to noncontrolling interests are not presented separately in the Company’s Consolidated Statements of Earnings. Earnings attributable to noncontrolling interests have been reflected in selling, general and administrative expenses and were insignificant in all periods presented. Reclassifications of certain prior year amounts have been made to conform to the current year presentation.
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
Accounts Receivable and Allowances for Doubtful Accounts—All trade accounts, contract and finance receivables are reported on the accompanying Consolidated Balance Sheets adjusted for any write-offs and net of allowances for doubtful accounts. The allowances for doubtful accounts represent management’s best estimate of the credit losses expected from the Company’s trade accounts, contract and finance receivable portfolios. Determination of the allowances requires management to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the provision for credit losses and, therefore, net earnings. The Company regularly performs detailed reviews of its portfolios to determine if an impairment has occurred and evaluates the collectability of receivables based on a combination of various financial and qualitative factors that may affect customers’ ability to pay, including customers’ financial condition, collateral, debt-servicing ability, past payment experience and credit bureau information. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the recognized receivable to the amount reasonably expected to be collected. Additions to the allowances for doubtful accounts are charged to current period earnings, amounts determined to be uncollectible are charged directly against the allowances, while amounts recovered on previously written-off accounts increase the allowances. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves would be required. The Company does not believe that trade accounts receivable represent significant concentrations of credit risk because of the diversified portfolio of individual customers and geographical areas. The Company recorded $36 million, $33 million and $33 million of expense associated with doubtful accounts for the years ended December 31, 2018, 2017 and 2016, respectively.
Included in the Company’s trade accounts receivable and other long-term assets as of December 31, 2018 and 2017 are $219 million and $213 million of net aggregate financing receivables, respectively. All financing receivables are evaluated for impairment based on individual customer credit profiles.
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
Investments—Investments over which the Company has a significant influence but not a controlling interest, are accounted for using the equity method of accounting which requires the Company to record its initial investment at cost and adjust the balance each period for the Company’s share of the investee’s income or loss and dividends paid. The Company also invests in innovative start-up companies where the Company has neither control of nor significant influence over the investee. Beginning in 2018 with the adoption of Accounting Standards Update (“ASU”) No. 2016-01, the Company measures these non-marketable equity securities at fair value and recognizes changes in fair value in net earnings. For securities without readily available fair values, the Company has elected the measurement alternative to record these investments at cost and to adjust for impairments and observable price changes with a same or similar security from the same issuer within net earnings (the “Fair Value Alternative”). Additionally, the Company is a limited partner in a partnership that invests in start-up companies. While the partnership records these investments at fair value, the Company’s investment in the partnership is accounted for under the equity method of accounting. The Company made minority investments in non-marketable equity securities and equity method investments totaling $149 million in 2018. No significant realized or unrealized gains or losses were recorded in 2018 with respect to these investments.
Other Assets—Other assets principally include noncurrent financing receivables, noncurrent deferred tax assets and other investments.
Fair Value of Financial Instruments—The Company’s financial instruments consist primarily of cash and cash equivalents, trade accounts receivable, investments in equity securities, available-for-sale debt securities, nonqualified deferred compensation plans, obligations under trade accounts payable and short and long-term debt. Due to their short-term nature, the carrying values for cash and cash equivalents, trade accounts receivable and trade accounts payable approximate fair value. Refer to Note 8 for the fair values of the Company’s investments in equity securities, available-for-sale debt securities and other obligations.
Goodwill and Other Intangible Assets—Goodwill and other intangible assets result from the Company’s acquisition of existing businesses. In accordance with accounting standards related to business combinations, goodwill is not amortized; however, certain finite-lived identifiable intangible assets, primarily customer relationships and acquired technology, are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized. In-process research and development

(“IPR&D”) is initially capitalized at fair value and when the IPR&D project is complete, the asset is considered a finite-lived intangible asset and amortized over its estimated useful life. If an IPR&D project is abandoned, an impairment loss equal to the value of the intangible asset is recorded in the period of abandonment. The Company reviews identified intangible assets and goodwill for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company also tests intangible assets with indefinite lives and goodwill at least annually for impairment. Refer to Notes 3 and 7 for additional information about the Company’s goodwill and other intangible assets.
Revenue Recognition—On January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, using the modified retrospective method for all contracts. Results for reporting periods beginning January 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 605, Revenue Recognition.
The Company recorded a net increase to beginning retained earnings of $3 million as of January 1, 2018 due to the cumulative impact of adopting ASC 606. The impact to beginning retained earnings was primarily driven by the capitalization of certain costs to obtain a contract, primarily sales-related commissions, partially offset by the deferral of revenue for unfulfilled performance obligations. The adoption of ASC 606 did not have a significant impact on the Company’s Consolidated Financial Statements as of and for the year ended December 31, 2018 and, as a result, comparisons of revenues and operating profit performance between periods are not affected by the adoption of this standard. Refer to Note 2 for additional disclosures required by ASC 606.
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
Certain of the Company’s revenues relate to operating-type lease (“OTL”) arrangements. Leases are outside the scope of ASC 606 and are therefore accounted for in accordance with ASC 840, Leases. Equipment lease revenue for OTL agreements is recognized on a straight-line basis over the life of the lease, and the cost of customer-leased equipment is recorded within property, plant and equipment in the accompanying Consolidated Balance Sheets and depreciated over the equipment’s estimated useful life. The depreciation expense is reflected in cost of sales in the accompanying Consolidated Statements of Earnings. The OTLs are generally not cancellable until after an initial term and may or may not require the customer to purchase a minimum number of consumables or tests throughout the contract term. Certain of the Company’s lease contracts are customized for larger customers and often result in complex terms and conditions that typically require significant judgment in applying the criteria used to evaluate whether the arrangement should be considered an OTL or a sales-type lease (“STL”). An STL results in earlier recognition of equipment revenue as compared to an OTL.
For a contract with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation on a relative standalone selling price basis using the Company’s best estimate of the standalone selling price of each distinct product or service in the contract. The primary method used to estimate standalone selling price is the price observed in standalone sales to customers; however, when prices in standalone sales are not available the Company may use third-party pricing for similar products or services or estimate the standalone selling price. Allocation of the transaction price is determined at the contracts’ inception. The Company does not adjust transaction price for the effects of a significant financing component when the period between the transfer of the promised good or service to the customer and payment for that good or service by the customer is expected to be one year or less. This allocation approach also applies to contracts that include a lease component.
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
Income Taxes—The Company’s income tax expense represents the tax liability for the current year, the tax benefit or expense for the net change in deferred tax liabilities and assets during the year, as well as reserves for unrecognized tax benefits and return to provision adjustments. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the Company’s tax return in future years for which the tax benefit has already been reflected on the Company’s Consolidated Statements of Earnings. The Company establishes valuation allowances for its deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized. Deferred tax liabilities generally represent items that have already been taken as a deduction on the Company’s tax return but have not yet been recognized as an expense in the Company’s Consolidated Statements of Earnings. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income tax expense in the period that includes the enactment date. The Company provides for unrecognized tax benefits when, based upon the technical merits, it is “more likely than not” that an uncertain tax position will not be sustained upon examination.  Judgment is required in evaluating tax positions and determining income tax provisions.  The Company re-evaluates the technical merits of its tax positions and may recognize an uncertain tax benefit in certain circumstances, including when: (1) a tax audit is completed; (2) applicable tax laws change, including a tax case ruling or legislative guidance; or (3) the applicable statute of limitations expires. The Company recognizes potential accrued interest and penalties associated with unrecognized tax positions in income tax expense. Refer to Note 13 for additional information and discussion of the impact of the enactment of the Tax Cuts and Jobs Act (“TCJA”) in the United States.
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
Foreign Currency Translation—Exchange rate adjustments resulting from foreign currency transactions are recognized in net earnings, whereas effects resulting from the translation of financial statements are reflected as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than U.S. dollars are translated into U.S. dollars using year-end exchange rates and income statement accounts are translated at weighted average rates. Net foreign currency transaction gains or losses were not material in any of the years presented. The Company uses its foreign currency-denominated debt to partially hedge its net investments in foreign operations against adverse movements in exchange rates. In January 2019, the Company entered into cross-currency swap arrangements whereby existing U.S. dollar-denominated borrowings were effectively converted to foreign currency borrowings to partially hedge additional amounts of its net investments in foreign operations against adverse movements in exchange rates.
Derivative Financial Instruments—The Company is neither a dealer nor a trader in derivative instruments. The Company has generally accepted the exposure to transactional exchange rate movements without using derivative instruments to manage this risk, although the Company from time to time partially hedges its net investments in foreign operations against adverse movements in exchange rates through foreign currency-denominated debt and cross-currency swaps. The Company will periodically enter into foreign currency forward contracts not exceeding 12 months to mitigate a portion of its foreign currency exchange risk and forward starting swaps to mitigate interest rate risk related to the Company’s debt. When utilized, the derivative instruments are recorded on the Consolidated Balance Sheets as either an asset or liability measured at fair value. To the extent the foreign currency forward contract or forward starting swap qualifies as an effective hedge, changes in fair value are recognized in accumulated other comprehensive income (loss) in stockholders’ equity. Changes in the value of the foreign currency denominated debt and cross-currency swaps designated as hedges of the Company’s net investment in foreign operations based on spot rates are recognized in accumulated other comprehensive income (loss) in stockholders’ equity and offset changes in the value of the Company’s foreign currency denominated operations. The Company’s use of foreign currency forward contracts and forward starting swaps during 2018, 2017 and 2016 and as of the years then ended was not significant. In January 2019, the Company entered into approximately $1.9 billion of cross-currency swap derivative contracts on its U.S. dollar-denominated bonds to effectively convert the Company’s U.S. dollar-denominated bonds to obligations denominated in Danish kroner, Japanese yen, euro and Swiss franc.

Accumulated Other Comprehensive Income (Loss)—Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. The changes in accumulated other comprehensive income (loss) by component are summarized below ($ in millions):

	Foreign Currency Translation Adjustments	Pension & Postretirement Plan Benefit Adjustments		Unrealized Gain (Loss) on Available-For-Sale Securities Adjustments		Total
Balance, January 1, 2016	$(1,797.4)	$(647.3)		$133.5		$(2,311.2)
Other comprehensive income (loss) before reclassifications:
(Decrease) increase	(517.3)	(115.4)		39.6		(593.1)
Income tax impact	—	38.9		(14.8)		24.1
Other comprehensive income (loss) before reclassifications, net of income taxes	(517.3)	(76.5)		24.8		(569.0)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	28.0	(a)	(223.4)	(b)	(195.4)
Income tax impact	—	(9.7)		83.8		74.1
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	18.3		(139.6)		(121.3)
Net current period other comprehensive income (loss), net of income taxes	(517.3)	(58.2)		(114.8)		(690.3)
Distribution of Fortive Corporation	(83.5)	63.3	(c)	—		(20.2)
Balance, December 31, 2016	(2,398.2)	(642.2)		18.7		(3,021.7)
Other comprehensive income (loss) before reclassifications:
Increase	976.1	62.4		41.7		1,080.2
Income tax impact	—	(13.4)		(15.7)		(29.1)
Other comprehensive income (loss) before reclassifications, net of income taxes	976.1	49.0		26.0		1,051.1
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	28.7	(a)	(72.8)	(b)	(44.1)
Income tax impact	—	(6.7)		27.2		20.5
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	22.0		(45.6)		(23.6)
Net current period other comprehensive income (loss), net of income taxes	976.1	71.0		(19.6)		1,027.5
Balance, December 31, 2017	(1,422.1)	(571.2)		(0.9)		(1,994.2)
Adoption of accounting standards	(43.8)	(107.2)		(0.2)		(151.2)
Balance, January 1, 2018	(1,465.9)	(678.4)		(1.1)		(2,145.4)
Other comprehensive income (loss) before reclassifications:
Decrease	(632.2)	(44.9)		(1.1)		(678.2)
Income tax impact	—	9.2		0.3		9.5
Other comprehensive income (loss) before reclassifications, net of income taxes	(632.2)	(35.7)		(0.8)		(668.7)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	30.3	(a)	—		30.3
Income tax impact	—	(7.3)		—		(7.3)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	23.0		—		23.0
Net current period other comprehensive income (loss), net of income taxes	(632.2)	(12.7)		(0.8)		(645.7)
Balance, December 31, 2018	$(2,098.1)	$(691.1)		$(1.9)		$(2,791.1)

(a)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension and postretirement cost (refer to Notes 11 and 12 for additional details).

(b)	Included in other income in the accompanying Consolidated Statements of Earnings (refer to Note 14 for additional details).

(c)	This accumulated other comprehensive income (loss) component included an income tax impact of $21 million.

Accounting for Stock-Based Compensation—The Company accounts for stock-based compensation by measuring the cost of employee services received in exchange for all equity awards granted, including stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”), based on the fair value of the award as of the grant date. Equity-based compensation expense is recognized net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the award, except that in the case of RSUs, compensation expense is recognized using an accelerated attribution method. Refer to Note 18 for additional information on the stock-based compensation plans in which certain employees of the Company participate.
Pension and Postretirement Benefit Plans—The Company measures its pension and postretirement plans’ assets and its obligations that determine the respective plan’s funded status as of the end of the Company’s fiscal year, and recognizes an asset for a plan’s overfunded status or a liability for a plan’s underfunded status in its balance sheet. Changes in the funded status of the plans are recognized in the year in which the changes occur and reported in comprehensive income (loss). Refer to Notes 11 and 12 for additional information on the Company’s pension and postretirement plans including a discussion of the actuarial assumptions, the Company’s policy for recognizing the associated gains and losses and the method used to estimate service and interest cost components.
Accounting Standards Recently Adopted—In March 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which allowed SEC registrants to record provisional amounts in earnings for the year ended December 31, 2017 due to the complexities involved in accounting for the enactment of the TCJA. The Company recognized the estimated income tax effects of the TCJA in its 2017 Consolidated Financial Statements in accordance with SEC Staff Accounting Bulletin No. 118 (“SAB No. 118”). The provisional amounts recorded in 2017 were adjusted to final estimates in 2018 in connection with filing tax returns for 2017. Refer to Note 13 for further information regarding the impact of these provisions for both 2017 and 2018.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, to address a specific consequence of the TCJA by allowing a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA’s reduction of the U.S. federal corporate income tax rate. The ASU is effective for all entities for annual periods beginning after December 15, 2018, with early adoption permitted, and is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recognized. The Company early adopted this ASU on January 1, 2018 and as a result recorded a net increase to beginning retained earnings and decrease to accumulated other comprehensive income (loss) of $151 million to reclassify the income tax effects of the TCJA on the Company’s U.S. pension plans, available-for-sale debt securities and certain foreign currency losses. The ASU also requires the Company to disclose its policy on accounting for income tax effects in accumulated other comprehensive income (loss). In general, the Company applies the individual item approach with respect to available-for-sale debt securities and the portfolio approach with respect to pension, postretirement benefit plan obligations and currency translation matters.
In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which provided clarity on which changes to the terms or conditions of share-based payment awards require an entity to apply the modification accounting provisions required in Topic 718. The adoption of this ASU on January 1, 2018 did not have a significant impact on the Company’s Consolidated Financial Statements.
In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU No. 2017-07”), which requires employers to disaggregate the service cost component from other components of net periodic benefit costs and to disclose the amounts of net periodic benefit costs that are included in each income statement line item. The standard requires employers to report the service cost component in the same line item as other compensation costs and to report the other components of net periodic benefit costs (which include interest costs, expected return on plan assets, amortization of prior service cost or credits and actuarial gains and losses) separately and outside a subtotal of operating income. The service cost component of net periodic pension cost is included in cost of sales and selling, general and administrative expenses in the accompanying Consolidated Statements of Earnings and the other components of net periodic pension cost are included in nonoperating income (expense). The income statement guidance requires application on a retrospective basis. The ASU was adopted by the Company on January 1, 2018 and as a result, operating profit decreased and other income, net increased by $31 million and $16 million for the years ended December 31, 2017 and 2016, respectively. Refer to Notes 11 and 12 for further information on the implementation of this ASU.
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU amends guidance on the classification and measurement of financial instruments, including significant revisions in accounting related to the classification and measurement of investments in equity securities and presentation of certain fair value changes for financial liabilities when the Fair Value Alternative is elected. The ASU requires equity securities to be measured at fair value with changes in fair value recognized through net earnings and amends certain disclosure requirements associated with the fair value of financial instruments. In the period of adoption, the Company is required to reclassify the unrealized gains/losses on equity securities within accumulated other comprehensive income (loss) to retained earnings. In February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10), which clarified certain aspects of the previously issued ASU. The ASU was adopted by the Company on January 1, 2018 and did not have a material effect on the Company’s Consolidated Financial Statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance. The core principle of the ASU is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of the standard by one year which resulted in the new standard being effective for the Company at the beginning of its first quarter of fiscal year 2018. In addition, during March, April, May and December 2016 and September and November 2017, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), and ASU No. 2017-14, Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606) respectively, which clarified the guidance on certain items such as reporting revenue as a principal versus agent, identifying performance obligations, accounting for intellectual property licenses, assessing collectability, presentation of sales taxes, impairment testing for contract costs, disclosure of performance obligations, and provided additional implementation guidance. Refer to the discussion above in “—Revenue Recognition” and to Note 2 for additional disclosures required by ASC 606.
Accounting Standards Not Yet Adopted—In August 2018, the FASB issued ASU No. 2018-14, Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, which amends ASC 715 to add, remove and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The ASU is effective for public entities for fiscal years beginning after December 15, 2020, with early adoption permitted. Management has not yet completed its assessment of the impact of the new standard on the Company’s Consolidated Financial Statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), which modifies the disclosures on fair value measurements by removing the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. The ASU expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income (loss). The ASU is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. Management has not yet completed its assessment of the impact of the new standard on the Company’s Consolidated Financial Statements.
In August 2017, the FASB issued No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The ASU is effective for public entities for fiscal years beginning after December 15, 2018. In January 2019, the Company entered into approximately $1.9 billion of cross-currency swap derivative contracts to hedge its net investment in foreign operations against adverse changes in the exchange rates between the U.S. dollar and the Danish kroner, Japanese yen, euro and the Swiss franc.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. The ASU is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which provided additional implementation guidance on the previously issued ASU. Management has not yet completed its assessment of the impact of the new standard on the Company’s Consolidated Financial Statements. Currently, the Company believes that the most notable impact of this ASU will relate to its processes around the assessment of the adequacy of its allowance for doubtful accounts on trade accounts receivable and the recognition of credit losses.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use (“ROU”) asset and a lease liability for all leases with terms greater than 12 months. The standard also requires disclosures by lessees and lessors about the amount, timing and uncertainty of cash flows arising from leases. The accounting applied by a lessor is largely unchanged from that applied under the current standard. The standard must be adopted using a modified retrospective transition approach and provides for certain practical expedients. The ASU is effective for public entities for fiscal years beginning after December 15, 2018, with early adoption permitted. In September 2017, January 2018, July 2018 and December 2018, the FASB issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), ASU No. 2018-01, Leases (Topic 842), Land Easement Practical Expedient for Transition to Topic 842, ASU No. 2018-10, Codification Improvements to Topic 842, Leases, ASU No. 2018-11, Leases (Topic 842), Targeted Improvements and ASU No. 2018-20, Leases (Topic 842), Narrow-Scope Improvements for Lessors, which provided additional implementation guidance on the previously issued ASU. The Company has implemented a new lease system and the related processes and controls for the accounting for leases in accordance with the ASU. On January 1, 2019, the Company adopted this ASU using the modified retrospective method for all lease arrangements at the beginning of the period of adoption. Results for reporting periods beginning January 1, 2019 will be presented under ASC 842, while prior period amounts will not be adjusted and will continue to be reported in accordance with the Company’s historic accounting under ASC 840, Leases. As of January 1, 2019, the standard had a material impact on the Company’s Consolidated Balance Sheet, but is expected to have an insignificant impact on the Company’s consolidated net earnings and cash flows. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while the accounting for finance leases remained substantially unchanged. For leases that commenced before the effective date of Topic 842, the Company elected the permitted practical expedients to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) capitalization of initial direct costs for any existing leases.
As a result of the cumulative impact of adopting ASC 842, the Company will record operating lease ROU assets of approximately $1.0 billion and operating lease liabilities of approximately $1.0 billion as of January 1, 2019, primarily related to real estate and automobile leases.

NOTE 2. REVENUE
The following table presents the Company’s revenues disaggregated by geographical region and revenue type for the year ended December 31, 2018 ($ in millions). Sales taxes and other usage-based taxes are excluded from revenues. The Company defines high-growth markets as developing markets of the world experiencing extended periods of accelerated growth in gross domestic product and infrastructure which include Eastern Europe, the Middle East, Africa, Latin America and Asia (with the exception of Japan and Australia). The Company defines developed markets as all markets of the world that are not high-growth markets.

	Life Sciences	Diagnostics	Dental	Environmental & Applied Solutions	Total
Geographical region:
North America	$2,295.6	$2,403.4	$1,350.4	$1,770.7	$7,820.1
Western Europe	1,846.7	1,155.4	659.6	1,059.1	4,720.8
Other developed markets	570.0	379.1	179.9	125.7	1,254.7
High-growth markets	1,759.1	2,319.7	654.6	1,364.0	6,097.4
Total	$6,471.4	$6,257.6	$2,844.5	$4,319.5	$19,893.0

Revenue type:
Recurring	$4,131.8	$5,272.0	$2,039.8	$2,280.0	$13,723.6
Nonrecurring	2,339.6	985.6	804.7	2,039.5	6,169.4
Total	$6,471.4	$6,257.6	$2,844.5	$4,319.5	$19,893.0
The Company sells equipment to customers as well as consumables, spare parts, software licenses and services, some of which customers purchase on a recurring basis. Consumables are typically critical to the use of the equipment and are typically used on a one-time or limited basis, requiring frequent replacement in the customer’s operating cycle. Examples of these consumables include reagents used in diagnostic tests, filters used in filtration, separation and purification processes and cartridges for marking and coding equipment. Additionally, some of the Company’s consumables are used on a standalone basis, such as dental implants and water treatment solutions. The Company separates its goods and services between those sold on a recurring basis and those sold on a nonrecurring basis. Recurring revenue includes revenue from consumables, services, spare parts, software licenses recognized over time, SaaS licenses, sales-and-usage based royalties and OTLs. Nonrecurring revenue includes sales from equipment, software licenses recognized at a point in time and STLs. OTLs and STLs are included in the above revenue amounts. For the year ended December 31, 2018, revenue accounted for under Topic 840, Leases was $402 million.
Remaining Performance Obligations
ASC 606 requires disclosure of remaining performance obligations that represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period. Remaining performance obligations include noncancelable purchase orders, the non-lease portion of minimum purchase commitments under long-term consumable supply arrangements, extended warranty, service and PCS contracts, SaaS and other long-term contracts. These remaining performance obligations do not include revenue from contracts with customers with an original term of one year or less, revenue from long-term consumable supply arrangements with no minimum purchase requirements or revenue expected from purchases made in excess of the minimum purchase requirements or revenue from equipment leased to customers. While the remaining performance obligation disclosure is similar in concept to backlog, the definition of remaining performance obligations excludes leases and contracts that provide the customer with the right to cancel or terminate for convenience with no substantial penalty, even if historical experience indicates the likelihood of cancellation or termination is remote. Additionally, the Company has elected to exclude contracts with customers with an original term of one year or less from remaining performance obligations while these contracts are included within backlog.
As of December 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $1.9 billion. The Company expects to recognize revenue on approximately 43% of the remaining performance obligations over the next 12 months, 27% recognized over the subsequent 12 months, and the remainder recognized thereafter.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed trade accounts receivable, unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the Consolidated Balance Sheets. In addition, the Company defers certain costs incurred to obtain a contract (contract costs).
Contract assets—Most of the Company’s long-term contracts are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in billing occurring subsequent to revenue recognition resulting in contract assets. Contract assets are generally classified as other current assets in the Consolidated Balance Sheet. The balance of contract assets as of December 31, 2018 and at the date of adoption of ASC 606 were $82 million and $114 million, respectively.
Contract liabilities—The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the Consolidated Balance Sheet based on the timing of when the Company expects to recognize revenue. As of December 31, 2018 and at the date of adoption of ASC 606, contract liabilities were $799 million and $783 million, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheet. The increase in the contract liability balance during the year ended December 31, 2018 is primarily as a result of cash payments received in advance of satisfying performance obligations and acquisitions, partially offset by revenue recognized during the period that was included in the contract liability balance at the date of adoption and foreign currency exchange. Revenue recognized during the year ended December 31, 2018 that was included in the contract liability balance at the date of adoption was $657 million.
Contract costs—The Company capitalizes certain direct incremental costs incurred to obtain a contract, typically sales-related commissions, where the amortization period for the related asset is greater than one year. These costs are amortized over the contract term or a longer period, generally the expected life of the customer relationship if renewals are expected and the renewal commission is not commensurate with the initial commission. Contract costs are classified as current or long-term other assets in the Consolidated Balance Sheet based on the timing of when the Company expects to recognize the expense and are generally amortized into earnings on a straight-line basis (which is consistent with the transfer of control for the related goods or services). Management assesses these costs for impairment at least quarterly and as “triggering” events occur that indicate it is more likely than not that an impairment exists. The balance of contract costs as of December 31, 2018 and at the date of adoption were not significant. Amortization expense for the year ended December 31, 2018, was also not significant. The costs to obtain a contract where the amortization period for the related asset is one year or less are expensed as incurred and recorded within selling, general and administrative expenses in the accompanying Consolidated Statements of Earnings.

Contract assets, liabilities and costs are reported on the accompanying Consolidated Balance Sheet on a contract-by-contract basis.

NOTE 3. ACQUISITIONS
The Company continually evaluates potential acquisitions that either strategically fit with the Company’s existing portfolio or expand the Company’s portfolio into a new and attractive business area. The Company has completed a number of acquisitions that have been accounted for as purchases and have resulted in the recognition of goodwill in the Company’s Consolidated Financial Statements. This goodwill arises because the purchase prices for these businesses reflect a number of factors including the future earnings and cash flow potential of these businesses, the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers, the competitive nature of the processes by which the Company acquired the businesses, the avoidance of the time and costs which would be required (and the associated risks that would be encountered) to enhance the Company’s existing product offerings to key target markets and enter into new and profitable businesses and the complementary strategic fit and resulting synergies these businesses bring to existing operations.
The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. In the months after closing, as the Company obtains additional information about these assets and liabilities, including through tangible and intangible asset appraisals, and learns more about the newly acquired business, it is able to refine the estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. The Company is continuing to evaluate certain pre-acquisition contingencies associated with certain of its 2018 acquisitions and is also in the process of obtaining valuations of certain property, plant and equipment, acquired intangible assets and certain acquisition-related liabilities in connection with these acquisitions. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.
The following briefly describes the Company’s acquisition activity for the three years ended December 31, 2018.
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
In addition to the IDT acquisition, during 2018, the Company acquired one other business for total consideration of $95 million in cash, net of cash acquired. The business acquired complements an existing unit of the Environmental & Applied Solutions segment. The aggregate annual sales of this business at the time of its acquisition, based on the company’s revenues for its last completed fiscal year prior to the acquisition, were $53 million. The Company preliminarily recorded an aggregate of $63 million of goodwill related to this acquisition.
During 2017, the Company acquired ten businesses for total consideration of $386 million in cash, net of cash acquired. The businesses acquired complement existing units of the Life Sciences, Dental and Environmental & Applied Solutions segments. The aggregate annual sales of these ten businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were $160 million. The Company recorded an aggregate of $268 million of goodwill related to these acquisitions.
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
The Company initially financed the Cepheid acquisition price with available cash and proceeds from the issuance of U.S. dollar and euro-denominated commercial paper. The Company recorded approximately $2.6 billion of goodwill related to the

Cepheid Acquisition. As Cepheid is integrated into the Company, a process that will continue over the next several years, the Company expects to realize significant cost synergies through the application of the Danaher Business System (“DBS”) and the combined purchasing power of the Company and Cepheid.
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
The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition ($ in millions):

	2018	2017	2016
Trade accounts receivable	$41.1	$21.6	$97.8
Inventories	14.8	21.3	204.8
Property, plant and equipment	88.4	9.1	161.8
Goodwill	1,275.4	267.6	3,061.8
Other intangible assets, primarily customer relationships, trade names and technology	850.7	155.1	1,867.0
In-process research and development	—	—	65.0
Trade accounts payable	(6.7)	(9.9)	(50.7)
Other assets and liabilities, net	(66.5)	(75.0)	(518.0)
Assumed debt	—	—	(1.0)
Attributable to noncontrolling interest	—	(4.0)	—
Net assets acquired	2,197.2	385.8	4,888.5
Less: noncash consideration	(23.9)	—	(8.4)
Net cash consideration	$2,173.3	$385.8	$4,880.1
The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the individually significant acquisition in 2018 discussed above, and the other 2018 acquisitions separately ($ in millions):

	IDT	Other	Total
Trade accounts receivable	$36.0	$5.1	$41.1
Inventories	14.8	—	14.8
Property, plant and equipment	88.2	0.2	88.4
Goodwill	1,212.6	62.8	1,275.4
Other intangible assets, primarily customer relationships, trade names and technology	811.0	39.7	850.7
Trade accounts payable	(5.5)	(1.2)	(6.7)
Other assets and liabilities, net	(55.0)	(11.5)	(66.5)
Net assets acquired	2,102.1	95.1	2,197.2
Less: noncash consideration	(23.9)	—	(23.9)
Net cash consideration	$2,078.2	$95.1	$2,173.3

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
During 2018, the Company incurred acquisition-related transaction costs and change in control payments of $15 million associated with the IDT acquisition. In addition, the Company’s earnings for 2018 reflect the pretax impact of $1 million of nonrecurring acquisition date fair value adjustments to inventory related to the IDT acquisition.
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
Transaction-related costs and acquisition-related fair value adjustments attributable to other acquisitions were not material for the years ended December 31, 2018, 2017 and 2016.
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

	2018	2017
Sales	$19,995.7	$18,744.7
Net earnings from continuing operations	2,652.9	2,449.8
Diluted net earnings per share from continuing operations	3.74	3.47
The 2018 unaudited pro forma earnings set forth above were adjusted to exclude the $1 million pretax impact of nonrecurring acquisition date fair value adjustments to inventory related to the 2018 acquisition of IDT and 2017 unaudited pro forma earnings set forth above were adjusted to include the impact of this same fair value adjustment as if the acquisition had occurred on January 1, 2017.

In addition, the acquisition-related transaction costs and change in control payments of $15 million in 2018 associated with the IDT acquisition were excluded from pro forma earnings in both 2018 and 2017.

NOTE 4. DISCONTINUED OPERATIONS AND DENTAL SEPARATION
Fortive Corporation Separation
On July 2, 2016 (the “Distribution Date”), Danaher completed the separation (the “Fortive Separation”) of its former Test & Measurement segment, Industrial Technologies segment (excluding the product identification businesses) and retail/commercial petroleum business by distributing to Danaher stockholders on a pro rata basis all of the issued and outstanding common stock of Fortive Corporation (“Fortive”), the entity Danaher incorporated to hold such businesses. To effect the Fortive Separation, Danaher distributed to its stockholders one share of Fortive common stock for every two shares of Danaher common stock outstanding as of June 15, 2016, the record date for the distribution. Fractional shares of Fortive common stock that otherwise would have been distributed were aggregated and sold into the public market and the proceeds distributed to Danaher stockholders.
In preparation for the Fortive Separation, in June 2016 Fortive issued approximately $3.4 billion in debt securities (refer to Note 10). The proceeds from these borrowings were used to fund the approximately $3.0 billion net cash distributions Fortive made to Danaher prior to the Distribution Date (“Fortive Distribution”). Danaher used a portion of the cash distribution proceeds to repay the $500 million aggregate principal amount of 2.3% senior unsecured notes that matured in June 2016 and to redeem approximately $1.9 billion in aggregate principal amount of outstanding indebtedness in August 2016 (consisting of the Company’s 5.625% senior unsecured notes due 2018, 5.4% senior unsecured notes due 2019 and 3.9% senior unsecured notes due 2021, collectively the “Redeemed Notes”). Danaher also paid an aggregate of $188 million in make-whole premiums in connection with the August 2016 redemptions, plus accrued and unpaid interest. The Company used the balance of the Fortive Distribution to fund certain of the Company’s regular, quarterly cash dividends to shareholders.
The accounting requirements for reporting the Fortive Separation as a discontinued operation were met when the separation was completed. Accordingly, the accompanying Consolidated Financial Statements for all periods presented reflect this business as a discontinued operation. The Company allocated a portion of the consolidated interest expense and income to discontinued operations based on the ratio of the discontinued business’ net assets to the Company’s consolidated net assets. Fortive had revenues of approximately $3.0 billion in 2016 prior to the Fortive Separation.
As a result of the Fortive Separation, the Company incurred $48 million in Fortive Separation-related costs during the year ended December 31, 2016 which are included in earnings from discontinued operations, net of income taxes in the accompanying Consolidated Statement of Earnings. These Fortive Separation costs primarily relate to professional fees associated with preparation of regulatory filings and Separation activities within finance, tax, legal and information system functions as well as certain investment banking fees incurred upon the Fortive Separation.
In connection with the Fortive Separation, Danaher and Fortive entered into various agreements to effect the Fortive Separation and provide a framework for their relationship after the Fortive Separation, including a transition services agreement, an employee matters agreement, a tax matters agreement, an intellectual property matters agreement and a DBS license agreement. These agreements provide for the allocation between Danaher and Fortive of assets, employees, liabilities and obligations (including investments, property and employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after Fortive’s separation from Danaher and govern certain relationships between Danaher and Fortive after the Fortive Separation. In addition, Danaher is also party to various commercial agreements with Fortive entities. The amount billed for transition services provided under the above agreements as well as sales and purchases to and from Fortive were not material to the Company’s results of operations for the years ended December 31, 2018, 2017 and 2016.
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

The key components of income from discontinued operations for the years ended December 31 were as follows ($ in millions):

	2017	2016
Sales	$—	$3,029.8
Cost of sales	—	(1,566.4)
Selling, general and administrative expenses	—	(696.0)
Research and development expenses	—	(190.4)
Interest expense	—	(19.7)
Income from discontinued operations before income taxes	—	557.3
Income taxes	22.3	(157.0)
Earnings from discontinued operations, net of income taxes	$22.3	$400.3
Dental Separation
In July 2018, the Company announced its intention to spin-off its Dental business into an independent publicly-traded company (the “Dental Separation”). The Dental business had sales for the year ended December 31, 2018 of approximately $2.8 billion.  The transaction is expected to be tax-free to the Company’s shareholders. The Company is targeting to complete the Dental Separation in the second half of 2019, subject to the satisfaction of certain conditions, including obtaining final approval from the Danaher Board of Directors, satisfactory completion of financing, receipt of tax opinions, receipt of favorable rulings from the Internal Revenue Service (“IRS”) and receipt of other regulatory approvals.

NOTE 5. INVENTORIES
The classes of inventory as of December 31 are summarized as follows ($ in millions):

	2018	2017
Finished goods	$1,031.2	$982.5
Work in process	313.9	309.7
Raw materials	565.0	548.6
Total	$1,910.1	$1,840.8
As of December 31, 2018 and 2017, the difference between inventories valued at LIFO and the value of that same inventory if the FIFO method had been used was not significant. The liquidation of LIFO inventory did not have a significant impact on the Company’s results of operations in any period presented.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT
The classes of property, plant and equipment as of December 31 are summarized as follows ($ in millions):

	2018	2017
Land and improvements	$176.5	$155.6
Buildings	1,047.8	1,009.5
Machinery and equipment	2,482.3	2,239.5
Customer-leased equipment	1,632.9	1,569.4
Gross property, plant and equipment	5,339.5	4,974.0
Less: accumulated depreciation	(2,828.3)	(2,519.4)
Property, plant and equipment, net	$2,511.2	$2,454.6

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS
As discussed in Note 3, goodwill arises from the purchase price for acquired businesses exceeding the fair value of tangible and intangible assets acquired less assumed liabilities and noncontrolling interests. Management assesses the goodwill of each of its reporting units for impairment at least annually at the beginning of the fourth quarter and as “triggering” events occur that indicate that it is more likely than not that an impairment exists. The Company elected to bypass the optional qualitative goodwill assessment allowed by applicable accounting standards and performed a quantitative impairment test for all reporting units as this was determined to be the most effective method to assess for impairment across a large spectrum of reporting units.
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
As of December 31, 2018, the Company had eight reporting units for goodwill impairment testing. As of the date of the 2018 annual impairment test, the carrying value of the goodwill included in each individual reporting unit ranged from $511 million to approximately $13.3 billion. No goodwill impairment charges were recorded for the years ended December 31, 2018, 2017 and 2016 and no “triggering” events have occurred subsequent to the performance of the 2018 annual impairment test. The factors used by management in its impairment analysis are inherently subject to uncertainty. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and a charge would need to be taken against net earnings.
The following is a rollforward of the Company’s goodwill by segment ($ in millions):

	Life Sciences	Diagnostics		Dental	Environmental & Applied Solutions	Total
Balance, January 1, 2017	$11,610.3	$6,903.0		$3,215.6	$2,098.0	$23,826.9
Attributable to 2017 acquisitions	95.5	—		2.8	169.3	267.6
Adjustments due to finalization of purchase price allocations	(19.1)	(39.6)	(a)	8.8	—	(49.9)
Foreign currency translation and other	648.8	216.1		142.8	86.3	1,094.0
Balance, December 31, 2017	12,335.5	7,079.5		3,370.0	2,353.6	25,138.6
Attributable to 2018 acquisitions	1,212.6	—		—	62.8	1,275.4
Adjustments due to finalization of purchase price allocations	2.8	—		—	4.7	7.5
Foreign currency translation and other	(239.9)	(153.9)		(44.5)	(77.2)	(515.5)
Balance, December 31, 2018	$13,311.0	$6,925.6		$3,325.5	$2,343.9	$25,906.0

(a)	This adjustment is primarily related to finalization of the Cepheid purchase price allocations.

Finite-lived intangible assets are amortized over their legal or estimated useful life. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets as of December 31 ($ in millions):

	2018		2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangibles:
Patents and technology	$2,985.3	$(945.2)	$2,363.5	$(783.7)
Customer relationships and other intangibles	7,302.8	(2,661.3)	7,354.9	(2,203.6)
Trademarks and trade names	190.7	(28.0)	23.9	(14.0)
Total finite-lived intangibles	10,478.8	(3,634.5)	9,742.3	(3,001.3)
Indefinite-lived intangibles:
Trademarks and trade names	4,828.8	—	4,926.1	—
Total intangibles	$15,307.6	$(3,634.5)	$14,668.4	$(3,001.3)
During 2018, the Company acquired finite-lived intangible assets, consisting primarily of technology, with a weighted average life of 18 years. During 2017, the Company acquired finite-lived intangible assets, consisting primarily of customer relationships, with a weighted average life of nine years. Refer to Note 3 for additional information on the intangible assets acquired.
Total intangible amortization expense in 2018, 2017 and 2016 was $706 million, $661 million and $583 million, respectively. Based on the intangible assets recorded as of December 31, 2018, amortization expense is estimated to be $720 million during 2019, $709 million during 2020, $694 million during 2021, $673 million during 2022 and $665 million during 2023.

NOTE 8. FAIR VALUE MEASUREMENTS
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
A summary of financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2018:
Assets:
Available-for-sale debt securities	$—	$38.3	$—	$38.3
Investment in equity securities	—	—	148.9	148.9
Liabilities:
Deferred compensation plans	—	60.9	—	60.9
December 31, 2017:
Assets:
Available-for-sale debt securities	$—	$45.4	$—	$45.4
Liabilities:
Deferred compensation plans	—	62.9	—	62.9

Available-for-sale debt securities, which are included in other long-term assets in the accompanying Consolidated Balance Sheets, are measured at fair value using quoted prices reported by investment brokers and dealers based on the underlying terms of the security and comparison to similar securities traded on an active market. As of December 31, 2018, available-for-sale debt securities primarily include U.S. Treasury Notes and corporate debt securities, which are valued based on the terms of the instruments in comparison with similar terms on the active market.
The Company has established nonqualified deferred compensation programs that permit officers, directors and certain management employees to defer a portion of their compensation, on a pretax basis, until after their termination of employment (or board service, as applicable). All amounts deferred under such plans are unfunded, unsecured obligations of the Company and are presented as a component of the Company’s compensation and benefits accrual included in other long-term liabilities in the accompanying Consolidated Balance Sheets (refer to Note 9). Participants may choose among alternative earnings rates for the amounts they defer, which are primarily based on investment options within the Company’s 401(k) program. Changes in the deferred compensation liability under these programs are recognized based on changes in the fair value of the participants’ accounts, which are based on the applicable earnings rates. Amounts unilaterally contributed to participant accounts by the Company are deemed invested in the Company’s common stock and future distributions of such contributions will be made solely in shares of common stock. As a result, Company contributions to this program are not reflected in the above amounts.
The Company’s investments in equity securities are measured at fair value and are adjusted for observable transactions for identical or similar investments of the same issuer or impairment. These securities are classified as Level 3 in the fair value hierarchy because the Company estimates the fair value based on the measurement alternative to record these investments at cost and to adjust for impairments and observable price changes with a same or similar security from the same issuer within net earnings (the “Fair Value Alternative”). The investments in equity securities includes investments that the Company has made as a limited partner in a partnership for which the underlying investments are recorded on a fair value basis.
Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments as of December 31 were as follows ($ in millions):

	2018		2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Available-for-sale debt securities	$38.3	$38.3	$45.4	$45.4
Investment in equity securities	148.9	148.9	—	—
Liabilities:
Notes payable and current portion of long-term debt	51.8	51.8	194.7	194.7
Long-term debt	9,688.5	9,990.6	10,327.4	10,847.1
As of December 31, 2018 investments in non-marketable equity securities were categorized as Level 3. As of December 31, 2018 and 2017, available-for-sale debt securities were categorized as Level 2 and short and long-term borrowings were categorized as Level 1.
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
Refer to Note 11 for information related to the fair value of the Company sponsored defined benefit pension plan assets.

NOTE 9. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities as of December 31 were as follows ($ in millions):

	2018		2017
	Current	Noncurrent	Current	Noncurrent
Compensation and benefits	$1,026.8	$236.9	$961.0	$236.2
Pension and postretirement benefits	75.2	961.9	95.8	1,052.0
Taxes, income and other	292.4	3,577.7	386.4	3,543.6
Deferred revenue	685.2	113.8	666.0	104.9
Sales and product allowances	167.8	2.0	155.7	2.0
Other	829.5	183.5	822.8	222.4
Total	$3,076.9	$5,075.8	$3,087.7	$5,161.1

NOTE 10. FINANCING
The components of the Company’s debt as of December 31 were as follows ($ in millions):

	2018	2017
U.S. dollar-denominated commercial paper	$72.8	$436.9
Euro-denominated commercial paper (€2.1 billion and €1.7 billion, respectively)	2,377.5	1,993.9
1.65% senior unsecured notes due 2018 (the “2018 U.S. Notes”)	—	499.2
1.0% senior unsecured notes due 2019 (€600.0 million aggregate principal amount) (the “2019 Euronotes”)	687.0	718.4
2.4% senior unsecured notes due 2020 (the “2020 U.S. Notes”)	498.5	497.7
5.0% senior unsecured notes due 2020 (the “2020 Assumed Pall Notes”)	386.7	394.6
Zero-coupon LYONs due 2021	56.2	69.1
0.352% senior unsecured notes due 2021 (¥30.0 billion aggregate principal amount) (the “2021 Yen Notes”)	273.2	265.5
1.7% senior unsecured notes due 2022 (€800.0 million aggregate principal amount) (the “2022 Euronotes”)	913.2	955.6
Floating rate senior unsecured notes due 2022 (€250.0 million aggregate principal amount) (the "Floating Rate 2022 Euronotes")	285.7	299.1
0.5% senior unsecured bonds due 2023 (CHF 540.0 million aggregate principal amount) (the “2023 CHF Bonds”)	550.7	555.5
2.5% senior unsecured notes due 2025 (€800.0 million aggregate principal amount) (the “2025 Euronotes”)	912.6	955.6
3.35% senior unsecured notes due 2025 (the “2025 U.S. Notes”)	496.8	496.3
0.3% senior unsecured notes due 2027 (¥30.8 billion aggregate principal amount) (the “2027 Yen Notes”)	279.9	272.2
1.2% senior unsecured notes due 2027 (€600.0 million aggregate principal amount) (the “2027 Euronotes”)	682.0	714.1
1.125% senior unsecured bonds due 2028 (CHF 210.0 million aggregate principal amount) (the “2028 CHF Bonds”)	218.1	220.3
0.65% senior unsecured notes due 2032 (¥53.2 billion aggregate principal amount) (the “2032 Yen Notes”)	483.4	470.2
4.375% senior unsecured notes due 2045 (the “2045 U.S. Notes”)	499.3	499.3
Other	66.7	208.6
Total debt	9,740.3	10,522.1
Less: currently payable	51.8	194.7
Long-term debt	$9,688.5	$10,327.4

Debt discounts, premiums and debt issuance costs totaled $19 million and $25 million as of December 31, 2018 and 2017, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of debt table above.
Commercial Paper Programs and Credit Facilities
In 2015, the Company entered into a $4.0 billion unsecured multi-year revolving credit facility with a syndicate of banks that expires on July 10, 2020, subject to a one-year extension option at the request of the Company with the consent of the lenders (the “Credit Facility”). In 2018, the Company also entered into a $1.0 billion 364-day unsecured revolving credit facility with a syndicate of banks that was scheduled to expire in March 2019 (the “364-Day Facility”), to provide additional liquidity support for issuances under the Company’s U.S. and euro-denominated commercial paper programs. The increase in the size of the Company’s commercial paper programs provided necessary capacity for the Company to use proceeds from the issuance of commercial paper to fund the purchase price for the IDT acquisition. The Company terminated the 364-Day Facility on November 6, 2018. No borrowings were outstanding under the 364-Day Facility at any time, nor under the Credit Facility at any time from inception through December 31, 2018. Total fees incurred by the Company related to the 364-Day Facility and its termination were not significant.
Under the Company’s U.S. and euro-denominated commercial paper programs, the Company or a subsidiary of the Company, as applicable, may issue and sell unsecured, short-term promissory notes. The notes are typically issued at a discount from par, generally based on the ratings assigned to the Company by credit rating agencies at the time of the issuance and prevailing market rates measured by reference to LIBOR or EURIBOR. The Credit Facility provides liquidity support for issuances under the Company’s commercial paper programs, and can also be used for working capital and other general corporate purposes. The availability of the Credit Facility as a standby liquidity facility to repay maturing commercial paper is an important factor in maintaining the existing credit ratings of the Company’s commercial paper programs. The Company expects to limit any borrowings under the Credit Facility to amounts that would leave sufficient available borrowing capacity under such facility to allow the Company to borrow, if needed, to repay all of the outstanding commercial paper as it matures. As commercial paper obligations mature, the Company may issue additional short-term commercial paper obligations to refinance all or part of these borrowings. As of December 31, 2018, borrowings outstanding under the Company’s U.S. and euro commercial paper programs had a weighted average annual interest rate of negative 0.2% and a weighted average remaining maturity of approximately 37 days. As of December 31, 2018, the Company has classified approximately $2.5 billion of its borrowings outstanding under the commercial paper programs as well as the 2019 Euronotes as long-term debt in the accompanying Consolidated Balance Sheet as the Company had the intent and ability, as supported by availability under the Credit Facility referenced above, to refinance these borrowings for at least one year from the balance sheet date.
Under the Credit Facility, borrowings (other than bid loans) bear interest at a rate equal to (at the Company’s option) either (1) a LIBOR-based rate (the “LIBOR-Based Rate”), or (2) the highest of (a) the Federal funds rate plus 0.5%, (b) the prime rate and (c) the LIBOR-Based Rate plus 1%, plus a specified margin that varies according to the Company’s long-term debt credit rating. In addition to certain initial fees the Company paid with respect to the Credit Facility at inception of the facility, the Company is obligated to pay an annual commitment or facility fee under the Credit Facility that varies according to the Company’s long-term debt credit rating. The Credit Facility requires the Company to maintain a consolidated leverage ratio (as defined in the respective facility) of 0.65 to 1.00 or less, and also contains customary representations, warranties, conditions precedent, events of default, indemnities and affirmative and negative covenants. As of December 31, 2018, no borrowings were outstanding under the Credit Facility and the Company was in compliance with all covenants under the facility. The nonperformance by any member of the Credit Facility syndicate would reduce the maximum capacity of the Credit Facility by such member’s commitment amount.
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

Long-Term Indebtedness
The following summarizes the key terms for the Company’s long-term debt as of December 31, 2018:

	Outstanding Balance as of December 31, 2018	Stated Annual Interest Rate	Issue Price (as % of Principal Amount)	Issue Date	Maturity Date	Interest Payment Dates (in arrears)
2019 Euronotes (1)	$687.0	1.0%	99.696%	July 8, 2015	July 8, 2019	July 8
2020 U.S. Notes (3)	498.5	2.4%	99.757%	September 15, 2015	September 15, 2020	March 15 and September 15
2020 Assumed Pall Notes (5)	386.7	5.0%	not applicable	not applicable	June 15, 2020	June 15 and December 15
2021 LYONs	56.2	see below	not applicable	January 22, 2001	January 22, 2021	January 22 and July 22
2021 Yen Notes (4)	273.2	0.352%	100%	February 28, 2016	March 16, 2021	September 16
2022 Euronotes (1)	913.2	1.7%	99.651%	July 8, 2015	January 4, 2022	January 4
Floating Rate 2022 Euronotes (6)	285.7	three-month EURIBOR + 0.3%	100.147%	June 30, 2017	June 30, 2022	March 30, June 30, September 30 and December 31
2023 CHF Bonds (2)	550.7	0.5%	100.924%	December 8, 2015	December 8, 2023	December 8
2025 Euronotes (1)	912.6	2.5%	99.878%	July 8, 2015	July 8, 2025	July 8
2025 U.S. Notes (3)	496.8	3.35%	99.857%	September 15, 2015	September 15, 2025	March 15 and September 15
2027 Yen Notes (7)	279.9	0.3%	100%	May 11, 2017	May 11, 2027	May 11 and November 11
2027 Euronotes (6)	682.0	1.2%	99.682%	June 30, 2017	June 30, 2027	June 30
2028 CHF Bonds (2)	218.1	1.125%	102.870%	December 8, 2015 and December 8, 2017	December 8, 2028	December 8
2032 Yen Notes (7)	483.4	0.65%	100%	May 11, 2017	May 11, 2032	May 11 and November 11
2045 U.S. Notes (3)	499.3	4.375%	99.784%	September 15, 2015	September 15, 2045	March 15 and September 15
U.S. dollar and euro-denominated commercial paper	2,450.3	various	various	various	various	various
Other	66.7	various	various	various	various	various
Total debt	$9,740.3

(1)
The net proceeds, after underwriting discounts and commissions and offering expenses, of approximately €2.2 billion (approximately $2.4 billion based on currency exchange rates as of the date of issuance) from these notes were used to pay a portion of the purchase price for the acquisition of Pall Corporation in 2015 (the “Pall Acquisition”).

(2)
The net proceeds, including the related premium, and after underwriting discounts and commissions and offering expenses, of CHF 758 million ($739 million based on currency exchange rates as of date of pricing) from these bonds were used to repay a portion of the commercial paper issued to finance the Pall Acquisition and the CHF 100 million aggregate principal amount of the 0.0% senior unsecured bonds (the “2017 CHF Bonds”) that matured in December 2017.

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

(5)
In connection with the Pall Acquisition, the Company acquired senior unsecured notes previously issued by Pall with an aggregate principal amount of $375 million. In accordance with accounting for business combinations, these notes were recorded at their fair value of $417 million on the date of acquisition and for accounting purposes, interest charges on these notes recorded in the Company’s Consolidated Statement of Earnings reflect an effective interest rate of approximately 2.9% per year.

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
During the year ended December 31, 2018, holders of certain of the Company’s LYONs converted such LYONs into an aggregate of approximately 585 thousand shares of the Company’s common stock, par value $0.01 per share. The Company’s deferred tax liability associated with the book and tax basis difference in the converted LYONs of $5 million was transferred to additional paid-in capital as a result of the conversions.
As of December 31, 2018, an aggregate of approximately 22 million shares of the Company’s common stock had been issued upon conversion of LYONs. As of December 31, 2018, the accreted value of the outstanding LYONs was lower than the traded market value of the underlying common stock issuable upon conversion. The Company may redeem all or a portion of the LYONs for cash at any time at scheduled redemption prices.
Under the terms of the LYONs, the Company pays contingent interest to the holders of LYONs during any six-month period from January 23 to July 22 and from July 23 to January 22 if the average market price of a LYON for a specified measurement period equals 120% or more of the sum of the issue price and accrued original issue discount for such LYON. The amount of contingent interest to be paid with respect to any quarterly period is equal to the higher of either 0.0315% of the bonds’ average market price during the specified measurement period or the amount of the cash dividend paid on Danaher’s common stock during such quarterly period multiplied by the number of shares issuable upon conversion of a LYON. The Company paid $2 million, $2 million and $1 million of contingent interest on the LYONs for each of the years ended December 31, 2018, 2017 and 2016, respectively. Except for the contingent interest described above, the Company will not pay interest on the LYONs prior to maturity.
Long-Term Debt Repayments
The $500 million aggregate principal amount of 2018 U.S. Notes were repaid with accrued interest upon their maturity in September 2018 using available cash and proceeds from commercial paper borrowings.
The €500 million aggregate principal amount of the floating rate senior unsecured notes due 2017 were repaid with accrued interest upon their maturity in June 2017 and the 2017 CHF Bonds were repaid upon their maturity in December 2017.
Covenants and Redemption Provisions Applicable to Notes
With respect to the 2020 Assumed Pall Notes; the 2027 and 2032 Yen Notes; the 2019, 2022, 2025 and 2027 Euronotes; and the 2020, 2025 and 2045 U.S. Notes, at any time prior to the applicable maturity date (or in certain cases three months prior to the maturity date), the Company may redeem the applicable series of notes in whole or in part, by paying the principal amount and the “make-whole” premium specified in the applicable indenture or comparable governing document, plus accrued and unpaid interest (and in the case of the Yen Notes, net of certain swap-related gains or losses as applicable). With respect to each of the 2023 and 2028 CHF Bonds at any time after 85% or more of the applicable bonds have been redeemed or purchased and canceled, the Company may redeem some or all of the remaining bonds for their principal amount plus accrued and unpaid interest. With respect to the 2021, 2027 and 2032 Yen Notes; the 2019, 2022, Floating Rate 2022, 2025 and 2027 Euronotes; and the 2023 and 2028 CHF Bonds, the Company may redeem such notes and bonds upon the occurrence of specified, adverse changes in tax laws, or interpretations under such laws, at a redemption price equal to the principal amount of the bonds to be redeemed.
If a change of control triggering event occurs with respect to any of the 2020 Assumed Pall Notes; the 2021, 2027 and 2032 Yen Notes; the 2019, 2022, Floating Rate 2022, 2025 and 2027 Euronotes; the 2020, 2025 and 2045 U.S. Notes; or the 2023 and 2028 CHF Bonds, each holder of such notes may require the Company to repurchase some or all of such notes and bonds at a purchase price equal to 101% (100% in the case of the 2027 and 2032 Yen Notes) of the principal amount of the notes and bonds, plus accrued and unpaid interest (and in the case of the Yen Notes, certain swap-related losses as applicable). A change of control triggering event means the occurrence of both a change of control and a rating event, each as defined in the applicable indenture or comparable governing document. Except in connection with a change of control triggering event, the Company does not have any credit rating downgrade triggers that would accelerate the maturity of a material amount of outstanding debt. Each holder of the 2027 and 2032 Yen Notes may also require the Company to repurchase some or all of its notes at a purchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest and certain swap-related losses as applicable, in certain circumstances whereby such holder comes into violation of economic sanctions laws as a result of holding such notes.
The respective indentures or comparable governing documents under which the above-described notes and bonds were issued contain customary covenants including, for example, limits on the incurrence of secured debt and sale/leaseback transactions. None of these covenants are considered restrictive to the Company’s operations and as of December 31, 2018, the Company was in compliance with all of its debt covenants.
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
Other
The Company’s minimum principal payments for the next five years are as follows ($ in millions):

2019	$51.8
2020	4,021.8
2021	327.5
2022	1,211.9
2023	548.1
Thereafter	3,579.2
The Company made interest payments of $140 million, $130 million and $212 million in 2018, 2017 and 2016, respectively.

NOTE 11. PENSION BENEFIT PLANS
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

The following sets forth the funded status of the U.S. and non-U.S. plans as of the most recent actuarial valuations using measurement dates of December 31 ($ in millions):

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	2018	2017	2018	2017
Change in pension benefit obligation:
Benefit obligation at beginning of year	$(2,612.9)	$(2,558.1)	$(1,571.8)	$(1,493.0)
Service cost	(6.7)	(7.3)	(35.5)	(32.7)
Interest cost	(81.0)	(82.3)	(25.1)	(25.5)
Employee contributions	—	—	(9.3)	(8.2)
Benefits and other expenses paid	179.0	181.8	51.4	58.3
Acquisitions and other	—	—	(3.6)	—
Actuarial gain (loss)	145.2	(139.9)	68.9	51.4
Amendments, settlements and curtailments	31.4	(7.1)	26.5	10.5
Foreign exchange rate impact	—	—	56.2	(132.6)
Benefit obligation at end of year	(2,345.0)	(2,612.9)	(1,442.3)	(1,571.8)
Change in plan assets:
Fair value of plan assets at beginning of year	2,004.9	1,868.2	1,199.3	1,042.9
Actual (loss) return on plan assets	(72.1)	265.3	(19.9)	74.6
Employer contributions	55.1	53.2	52.4	44.7
Employee contributions	—	—	9.3	8.2
Amendments and settlements	(30.6)	—	(28.2)	(3.7)
Benefits and other expenses paid	(179.0)	(181.8)	(51.4)	(58.3)
Acquisitions and other	—	—	1.9	—
Foreign exchange rate impact	—	—	(45.0)	90.9
Fair value of plan assets at end of year	1,778.3	2,004.9	1,118.4	1,199.3
Funded status	$(566.7)	$(608.0)	$(323.9)	$(372.5)
Weighted average assumptions used to determine benefit obligations at date of measurement:

	U.S. Plans		Non-U.S. Plans
	2018	2017	2018	2017
Discount rate	4.3%	3.6%	2.0%	1.8%
Rate of compensation increase	4.0%	4.0%	2.3%	2.2%
Components of net periodic pension benefit (cost):

	U.S. Pension Benefits		Non-U.S. Pension Benefits
($ in millions)	2018	2017	2018	2017
Service cost	$(6.7)	$(7.3)	$(35.5)	$(32.7)
Interest cost	(81.0)	(82.3)	(25.1)	(25.5)
Expected return on plan assets	132.0	130.5	46.9	42.4
Amortization of prior service (cost) credit	(0.9)	—	0.5	0.3
Amortization of net loss	(31.3)	(24.9)	(6.0)	(7.8)
Curtailment and settlement gains recognized	—	—	4.9	0.5
Net periodic pension benefit (cost)	$12.1	$16.0	$(14.3)	$(22.8)
In the first quarter of 2018, the Company adopted ASU No. 2017-07, which requires the Company to disaggregate the service cost component from other components of net periodic benefit costs and report the service cost component in the same line item as other compensation costs and the other components of net periodic benefit costs (which include interest costs, expected return on plan assets, amortization of prior service cost or credits and actuarial gains and losses) separately and outside a subtotal of operating income. As this ASU requires application on a retrospective basis, the Company reclassified the prior period presentation of the noncontributory defined benefit pension plans for the adoption of this ASU, resulting in a decrease in operating profit and an increase in other income, net of $33 million and $19 million for the years ended December 31, 2017 and 2016, respectively. The net periodic benefit cost of the noncontributory defined benefit pension plans incurred during the years ended December 31, 2018 and 2017 are reflected in the following captions in the accompanying Consolidated Statements of Earnings ($ in millions):

	Year Ended December 31
	2018	2017	2016
Service cost:
Cost of sales	$(11.4)	$(8.2)	$(9.8)
Selling, general and administrative expenses	(30.8)	(31.8)	(35.6)
Total service cost	(42.2)	(40.0)	(45.4)
Other net periodic pension costs:
Nonoperating income (expense), net	40.0	33.2	19.2
Total	$(2.2)	$(6.8)	$(26.2)
Weighted average assumptions used to determine net periodic pension (cost) benefit at date of measurement:

	U.S. Plans		Non-U.S. Plans
	2018	2017	2018	2017
Discount rate	3.6%	4.1%	1.8%	1.8%
Expected long-term return on plan assets	7.0%	7.0%	3.9%	3.9%
Rate of compensation increase	4.0%	4.0%	2.3%	2.9%
The discount rate reflects the market rate on December 31 of the prior year for high-quality fixed-income investments with maturities corresponding to the Company’s benefit obligations and is subject to change each year. For non-U.S. plans, rates appropriate for each plan are determined based on investment-grade instruments with maturities approximately equal to the average expected benefit payout under the plan. During 2018, the Company updated the mortality assumptions used to estimate the projected benefit obligation to reflect updated mortality tables.
Included in accumulated other comprehensive income (loss) as of December 31, 2018 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service cost of $7 million ($5 million, net of tax) and unrecognized actuarial losses of approximately $919 million ($695 million, net of tax). The unrecognized losses and prior service cost, net, is calculated as the difference between the actuarially determined projected benefit obligation and the value of the plan assets less accrued pension costs as of December 31, 2018. The prior service cost and actuarial losses included in accumulated other comprehensive income (loss) and expected to be recognized in net periodic pension costs during the year ending December 31, 2019 is $0.7 million ($0.5 million, net of tax) and $30 million ($23 million, net of tax), respectively. No plan assets are expected to be returned to the Company during the year ending December 31, 2019.
Selection of Expected Rate of Return on Assets
For the years ended December 31, 2018, 2017 and 2016, the Company used an expected long-term rate of return assumption of 7.0% for its U.S. defined benefit pension plan. The Company intends to use an expected long-term rate of return assumption of 7.0% for 2019 for its U.S. plan. This expected rate of return reflects the asset allocation of the plan, and is based primarily on broad, publicly-traded equity and fixed-income indices and forward-looking estimates of active portfolio and investment management. Long-term rate of return on asset assumptions for the non-U.S. plans were determined on a plan-by-plan basis based on the composition of assets and ranged from 1.0% to 5.8% in both 2018 and 2017, with a weighted average rate of return assumption of 3.9% in both 2018 and 2017.
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
The fair values of the Company’s pension plan assets for both the U.S. and non-U.S. plans as of December 31, 2018, by asset category were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and equivalents	$29.7	$—	$—	$29.7
Equity securities:
Common stock	355.7	—	—	355.7
Preferred stock	4.6	—	—	4.6
Fixed income securities:
Corporate bonds	—	76.8	—	76.8
Government issued	—	32.8	—	32.8
Mutual funds	284.6	205.2	—	489.8
Insurance contracts	—	168.7	—	168.7
Total	$674.6	$483.5	$—	1,158.1
Investments measured at NAV (a):
Mutual funds				179.8
Insurance contracts				209.1
Common collective trusts				957.8
Venture capital, partnerships and other private investments				391.9
Total assets at fair value				$2,896.7

(a)	The fair value amounts presented in the table above are intended to permit reconciliation of the fair value hierarchy to the total plan assets.

The fair values of the Company’s pension plan assets for both the U.S. and non-U.S. plans as of December 31, 2017, by asset category were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and equivalents	$36.0	$—	$—	$36.0
Equity securities:
Common stock	444.8	—	—	444.8
Preferred stock	6.7	—	—	6.7
Fixed income securities:
Corporate bonds	—	113.3	—	113.3
Government issued	—	37.5	—	37.5
Mutual funds	341.5	147.0	—	488.5
Insurance contracts	—	299.4	—	299.4
Total	$829.0	$597.2	$—	1,426.2
Investments measured at NAV (a):
Mutual funds				232.4
Insurance contracts				72.1
Common collective trusts				1,089.8
Venture capital, partnerships and other private investments				383.7
Total assets at fair value				$3,204.2

(a)	The fair value amounts presented in the table above are intended to permit reconciliation of the fair value hierarchy to the total plan assets.
Preferred stock and common stock traded on an active market, as well as mutual funds are valued at the quoted closing price reported on the active market on which the individual securities are traded. Preferred stock, common stock, corporate bonds, U.S. government securities and mutual funds that are not traded on an active market are valued at quoted prices reported by investment brokers and dealers based on the underlying terms of the security and comparison to similar securities traded on an active market. Insurance contracts are valued based upon the quoted prices of the underlying investments with the insurance company.
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
Expected Contributions
During 2018, the Company contributed $55 million to its U.S. defined benefit pension plan and $52 million to its non-U.S. defined benefit pension plans. During 2019, the Company’s cash contribution requirements for its U.S. and its non-U.S. defined benefit pension plans are expected to be approximately $10 million and $50 million, respectively.

The following sets forth benefit payments, which reflect expected future service, as appropriate, expected to be paid by the plans in the periods indicated ($ in millions):

	U.S. Pension Plans	Non-U.S. Pension Plans	All Pension Plans
2019	$172.3	$50.2	$222.5
2020	174.1	52.4	226.5
2021	174.8	51.1	225.9
2022	174.3	54.1	228.4
2023	174.2	56.3	230.5
2024 - 2028	814.7	308.7	1,123.4
Other Matters
Substantially all employees not covered by defined benefit plans are covered by defined contribution plans, which generally provide for Company funding based on a percentage of compensation.
A limited number of the Company’s subsidiaries participate in multiemployer defined benefit and contribution plans, primarily outside of the United States, that require the Company to periodically contribute funds to the plan. The risks of participating in a multiemployer plan differ from the risks of participating in a single-employer plan in the following respects: (1) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers, (2) if a participating employer ceases contributing to the plan, the unfunded obligations of the plan may be required to be borne by the remaining participating employers and (3) if the Company elects to stop participating in the plan, the Company may be required to pay the plan an amount based on the unfunded status of the plan. None of the multiemployer plans in which the Company’s subsidiaries participate are considered to be quantitatively or qualitatively significant, either individually or in the aggregate. In addition, contributions made to these plans during 2018, 2017 and 2016 were not considered significant, either individually or in the aggregate.
Expense for all defined benefit and defined contribution pension plans amounted to $187 million, $177 million and $177 million for the years ended December 31, 2018, 2017 and 2016, respectively.

NOTE 12. OTHER POSTRETIREMENT EMPLOYEE BENEFIT PLANS
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
The following sets forth the funded status of the domestic plans as of the most recent actuarial valuations using measurement dates of December 31 ($ in millions):

	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$(167.3)	$(174.6)
Service cost	(0.5)	(0.7)
Interest cost	(5.3)	(5.6)
Amendments, curtailments and other	1.1	(0.4)
Actuarial gain (loss)	9.5	(1.5)
Retiree contributions	(2.6)	(2.9)
Benefits paid	18.6	18.4
Benefit obligation at end of year	(146.5)	(167.3)
Change in plan assets:
Fair value of plan assets	—	—
Funded status	$(146.5)	$(167.3)

As of December 31, 2018 and 2017, $131 million and $152 million, respectively, of the total underfunded status of the plan was recognized as long-term accrued postretirement liability since it was not expected to be funded within one year.
Weighted average assumptions used to determine benefit obligations at date of measurement:

	2018	2017
Discount rate	4.2%	3.5%
Medical trend rate – initial	6.0%	6.3%
Medical trend rate – grading period	19 years	20 years
Medical trend rate – ultimate	4.5%	4.5%
Effect of a one-percentage-point change in assumed health care cost trend rates:

($ in millions)	1% Increase	1% Decrease
Effect on the total of service and interest cost components	$0.3	$(0.2)
Effect on postretirement medical benefit obligation	4.4	(3.7)
The medical trend rate used to determine the postretirement benefit obligation was 6.0% for 2018. The rate decreases gradually to an ultimate rate of 4.5% in 2037 and remains at that level thereafter. The trend rate is a significant factor in determining the amounts reported.
Components of net periodic benefit cost:

($ in millions)	2018	2017
Service cost	$(0.5)	$(0.7)
Interest cost	(5.3)	(5.6)
Amortization of net gain	—	0.1
Amortization of prior service credit	2.5	3.1
Net periodic benefit cost	$(3.3)	$(3.1)
In the first quarter of 2018, the Company adopted ASU No. 2017-07, which requires the Company to disaggregate the service cost component from other components of net periodic benefit costs and report the service cost component in the same line item as other compensation costs and the other components of net periodic benefit costs (which include interest costs, expected return on plan assets, amortization of prior service cost or credits and actuarial gains and losses) separately and outside a subtotal of operating income. As this ASU requires application on a retrospective basis, the Company reclassified the prior period presentation of the other postretirement employee benefit plans for the adoption of this ASU, resulting in an increase in operating profit and a decrease in other income, net of $2 million and $3 million for the years ended December 31, 2017 and 2016, respectively. The net periodic benefit cost of the other postretirement employee benefit plans incurred during the years ended December 31, 2018 and 2017 are reflected in the following captions in the accompanying Consolidated Condensed Statements of Earnings ($ in millions):

	Year Ended December 31
	2018	2017	2016
Service cost:
Cost of sales	$(0.1)	$(0.1)	$(0.2)
Selling, general and administrative expenses	(0.4)	(0.6)	(0.5)
Total service cost	(0.5)	(0.7)	(0.7)
Other net periodic pension costs:
Nonoperating income (expense), net	(2.8)	(2.4)	(3.5)
Total	$(3.3)	$(3.1)	$(4.2)
Included in accumulated other comprehensive income (loss) as of December 31, 2018 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized prior service credits of $19 million ($14 million, net of tax) and unrecognized actuarial losses of $6 million ($5 million, net of tax). The unrecognized losses and prior service credits, net, is calculated as the difference between the actuarially determined projected benefit obligation and the value of the plan assets less accrued benefit costs as of December 31, 2018. The prior service credits included in accumulated other comprehensive income (loss) and expected to be recognized in net periodic benefit costs during the year ending December 31, 2019 are $2 million ($2 million, net of tax). The actuarial losses included in accumulated other comprehensive income (loss) and expected to be recognized in net periodic benefit costs during the year ending December 31, 2019 are not material.
The following sets forth benefit payments, which reflect expected future service, as appropriate, expected to be paid in the periods indicated ($ in millions):

2019	$15.2
2020	14.5
2021	13.8
2022	13.1
2023	12.3
2024 - 2028	54.1

NOTE 13. INCOME TAXES
Earnings from continuing operations before income taxes for the years ended December 31 were as follows ($ in millions):

	2018	2017	2016
United States	$914.2	$927.2	$647.7
International	2,378.6	2,011.6	1,963.6
Total	$3,292.8	$2,938.8	$2,611.3
The provision for income taxes from continuing operations for the years ended December 31 were as follows ($ in millions):

	2018	2017	2016
Current:
Federal U.S.	$278.8	$448.3	$237.2
Non-U.S.	494.3	457.2	542.9
State and local	63.9	(9.6)	61.7
Deferred:
Federal U.S.	(157.2)	(424.7)	(237.5)
Non-U.S.	(6.8)	(61.5)	(104.2)
State and local	(31.1)	59.3	(42.2)
Income tax provision	$641.9	$469.0	$457.9

Noncurrent deferred tax assets and noncurrent deferred tax liabilities are included in other assets and other long-term liabilities, respectively, in the accompanying Consolidated Balance Sheets. Deferred income tax assets and liabilities as of December 31 were as follows ($ in millions):

	2018	2017
Deferred tax assets:
Allowance for doubtful accounts	$19.7	$18.6
Inventories	81.2	95.9
Pension and postretirement benefits	222.7	250.6
Environmental and regulatory compliance	22.4	26.8
Other accruals and prepayments	223.7	345.8
Stock-based compensation expense	64.7	63.9
Tax credit and loss carryforwards	894.5	673.4
Valuation allowances	(389.6)	(324.6)
Total deferred tax asset	1,139.3	1,150.4
Deferred tax liabilities:
Property, plant and equipment	(90.0)	(63.4)
Insurance, including self-insurance	(564.0)	(696.2)
Basis difference in LYONs	(21.6)	(12.9)
Goodwill and other intangibles	(2,774.9)	(2,711.2)
Total deferred tax liability	(3,450.5)	(3,483.7)
Net deferred tax liability	$(2,311.2)	$(2,333.3)
The Company evaluates the future realizability of tax credits and loss carryforwards considering the anticipated future earnings of the Company’s subsidiaries as well as tax planning strategies in the associated jurisdictions. Deferred taxes associated with U.S. entities consist of net deferred tax liabilities of approximately $2.0 billion as of December 31, 2018 and 2017. Deferred taxes associated with non-U.S. entities consist of net deferred tax liabilities of $277 million and $301 million as of December 31, 2018 and 2017, respectively. During 2018, the Company’s valuation allowance increased by $65 million through the tax provision primarily due to changes resulting from additional TCJA guidance and certain tax benefits recognized in 2018 that are not expected to be realized, partially offset by release of valuation allowance in a certain foreign jurisdiction. As of December 31, 2018, the total amount of the basis difference in investments outside the United States for which deferred taxes have not been provided is approximately $9.5 billion. As of December 31, 2018, the Company had no plans which would subject these basis differences to income taxes in the United States or elsewhere.
On December 22, 2017, the TCJA was enacted, substantially changing the U.S. tax system and affecting the Company in a number of ways. Notably, the TCJA:

•	established a flat corporate income tax rate of 21.0% on U.S. earnings;

•	imposed a one-time tax on unremitted cumulative non-U.S. earnings of foreign subsidiaries (“Transition Tax”);

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

•
eliminated certain prior tax incentives for manufacturing in the United States and creates an incentive for U.S. companies to sell, lease or license goods and services abroad by allowing for a reduction in taxes owed on earnings related to such sales;

•	allows the cost of investments in certain depreciable assets acquired and placed in service after September 27, 2017 to be immediately expensed; and

•	reduces deductions with respect to certain compensation paid to specified executive officers.

While the changes from the TCJA were generally effective beginning in 2018, GAAP accounting for income taxes requires the effect of a change in tax laws or rates to be recognized in income from continuing operations for the period that includes the enactment date. Due to the complexities involved in accounting for the enactment of the TCJA, SAB No. 118 allowed the Company to record provisional amounts in earnings for the year ended December 31, 2017. Where reasonable estimates could be made, the provisional accounting was based on such estimates. When no reasonable estimate could be made, SAB No. 118 required the accounting to be based on the tax law in effect before the TCJA. The Company was required to complete its tax accounting for the TCJA when it had obtained, prepared and analyzed the information to complete the income tax accounting but no later than December 22, 2018.
Accordingly, during 2018, the Company completed its accounting for the tax effects of the enactment of the TCJA based on the Company’s interpretation of the new tax regulations and related guidance issued by the U.S. Department of the Treasury and the IRS.

•
The Transition Tax is based on the Company’s post-1986 earnings and profits that were previously deferred from U.S. income taxes. In the year ended December 31, 2017, the Company recorded a provision amount for the Transition Tax expense resulting in an increase in income tax expense of approximately $1.2 billion. During 2018, the Company finalized the calculations of the Transition Tax liability and increased the provisional amount recorded in 2017 by $40 million, with the increase included as a component of income tax expense from continuing operations in 2018. Regulations allow the Company to reduce the Transition Tax payable by applying available foreign tax credits and other tax attributes. The Company has elected to pay the net Transition Tax payable over an eight-year period as permitted by the TCJA. As of December 31, 2018, the remaining Transition Tax balance to be paid over the next seven years is approximately $180 million.

•
In connection with finalizing the calculation of tax credits available to reduce the Transition Tax and other U.S. taxable income, the Company recorded an additional provision of $13 million related to net unrealizable credits which is included as a component of income tax expense from continuing operations in 2018.

•
U.S. deferred tax assets and liabilities were remeasured as of December 31, 2017 based upon the tax rates at which the assets and liabilities are expected to reverse in the future, which is generally 21.0%, resulting in an income tax benefit of approximately $1.2 billion in 2017. Upon finalizing the provisional accounting for the remeasurement of U.S. deferred tax assets and liabilities in 2018, the Company recorded an additional tax benefit of $47 million, which is included as a component of income tax expense from continuing operations.

•
The TCJA imposes tax on U.S. shareholders for global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The Company is required to make an accounting policy election of either: (1) treating taxes due on future amounts included in U.S. taxable income related to GILTI as a current period tax expense when incurred (the “period cost method”); or (2) factoring such amounts into the Company’s measurement of its deferred tax expense (the “deferred method”). As of December 31, 2017, the Company was still analyzing its global income and did not record a GILTI-related deferred tax amount. In 2018, the Company elected the period cost method for its accounting for GILTI.

Due to the complexity and recent issuance of these tax regulations, management’s interpretations of the impact of these rules could be subject to challenge by the taxing authorities.
The effective income tax rate from continuing operations for the years ended December 31 varies from the U.S. statutory federal income tax rate as follows:

	Percentage of Pretax Earnings
	2018	2017	2016
Statutory federal income tax rate	21.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes (net of federal income tax benefit)	0.9%	0.8%	0.6%
Foreign rate differential	(0.3)%	(11.6)%	(10.2)%
Resolution and expiration of statutes of limitation of uncertain tax positions	(1.7)%	(6.5)%	(3.1)%
Permanent foreign exchange losses	—%	(0.6)%	(8.2)%
Research credits, uncertain tax positions and other	(0.6)%	(1.0)%	3.4%
TCJA - revaluation of U.S. deferred income taxes	(1.4)%	(41.5)%	—%
TCJA - Transition Tax	1.6%	41.4%	—%
Effective income tax rate	19.5%	16.0%	17.5%
The Company’s effective tax rate for 2018, 2017 and 2016 differs from the U.S. federal statutory rates of 21.0% in 2018 and 35.0% in 2017 and 2016, due principally to the Company’s earnings outside the United States that are indefinitely reinvested and taxed at rates different than the U.S. federal statutory rate. In addition:

•
The effective tax rate of 19.5% in 2018 includes 70 basis points of tax benefits primarily related to the release of reserves upon the expiration of statutes of limitation, audit settlements and release of valuation allowance in a certain foreign tax jurisdiction. These tax benefits were partially offset by additional provisions related to completing the accounting for the enactment of the TCJA as summarized above and tax costs directly related to reorganization activities associated with preparing for the Dental Separation.

•
The effective tax rate of 16.0% in 2017 includes 500 basis points of net tax benefits due to the revaluation of deferred tax liabilities from 35.0% to 21.0% due to the TCJA and the release of reserves upon statute of limitation expiration, partially offset by income tax expense related to the Transition Tax on foreign earnings due to the TCJA and changes in estimates associated with prior period uncertain tax positions.

•
The effective tax rate of 17.5% in 2016 includes 350 basis points of net tax benefits from permanent foreign exchange losses and the release of reserves upon the expiration of statutes of limitation and audit settlements, partially offset by income tax expense related to repatriation of earnings and legal entity realignments associated with the Fortive Separation and changes in estimates associated with prior period uncertain tax positions.

The Company made income tax payments related to both continuing and discontinued operations of $673 million, $689 million and $767 million in 2018, 2017 and 2016, respectively. Current income taxes payable related to both continuing and discontinued operations has been reduced by $57 million, $85 million, and $99 million in 2018, 2017 and 2016, respectively, for tax deductions attributable to stock-based compensation, of which, the excess tax benefit over the amount recorded for financial reporting purposes for both continuing and discontinued operations was $38 million, $55 million and $50 million, respectively. The excess tax benefit realized has been recorded as an increase to additional paid-in capital for the year ended December 31, 2016 and is reflected as a financing cash inflow in the accompanying Consolidated Statement of Cash Flows. As a result of the adoption of ASU 2016-09, Compensation—Stock Compensation, the excess tax benefits for the years ended December 31, 2018 and 2017 have been recorded as reductions to the current income tax provision and are reflected as operating cash inflows in the accompanying Consolidated Statements of Cash Flows.
Included in deferred income taxes related to continuing operations as of December 31, 2018 are tax benefits for U.S. and non-U.S. net operating loss carryforwards totaling $653 million ($252 million of which the Company does not expect to realize and have corresponding valuation allowances). Certain of the losses can be carried forward indefinitely and others can be carried forward to various dates from 2019 through 2038. In addition, the Company had general business and foreign tax credit carryforwards related to continuing operations of $241 million ($89 million of which the Company does not expect to realize and have corresponding valuation allowances) as of December 31, 2018, which can be carried forward to various dates from

2019 to 2028. In addition, as of December 31, 2018, the Company had $49 million of valuation allowances related to other deferred tax asset balances that are not more likely than not of being realized.
As of December 31, 2018, gross unrecognized tax benefits related to continuing operations totaled $986 million ($988 million, net of the impact of $117 million of indirect tax benefits offset by $119 million associated with potential interest and penalties). As of December 31, 2017, gross unrecognized tax benefits related to continuing operations totaled $737 million ($736 million, net of the impact of $104 million of indirect tax benefits offset by $103 million associated with potential interest and penalties). The Company recognized approximately $41 million, $41 million and $47 million in potential interest and penalties related to both continuing and discontinued operations associated with uncertain tax positions during 2018, 2017 and 2016, respectively. To the extent unrecognized tax benefits (including interest and penalties) are recognized with respect to uncertain tax positions, $936 million would reduce the tax expense and effective tax rate in future periods. The Company recognized interest and penalties related to unrecognized tax benefits within income taxes in the accompanying Consolidated Statements of Earnings. Unrecognized tax benefits and associated accrued interest and penalties are included in taxes, income and other accrued expenses as detailed in Note 9.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding amounts accrued for potential interest and penalties related to both continuing and discontinued operations, is as follows ($ in millions):

	2018	2017	2016
Unrecognized tax benefits, beginning of year	$736.8	$992.2	$990.2
Additions based on tax positions related to the current year	43.1	53.0	80.0
Additions for tax positions of prior years	324.3	39.8	154.3
Reductions for tax positions of prior years	(21.9)	(14.5)	(7.0)
Acquisitions, divestitures and other	9.4	13.4	(41.5)
Lapse of statute of limitations	(52.9)	(246.7)	(124.0)
Settlements	(41.8)	(124.8)	(45.3)
Effect of foreign currency translation	(11.0)	24.4	(14.5)
Unrecognized tax benefits, end of year	$986.0	$736.8	$992.2
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
The Company and its subsidiaries are routinely examined by various domestic and international taxing authorities. The IRS has completed substantially all of the examinations of the Company’s federal income tax returns through 2011 and is currently examining certain of the Company’s federal income tax returns for 2012 through 2015. In addition, the Company has subsidiaries in Austria, Belgium, Canada, China, Denmark, Finland, France, Germany, Hong Kong, India, Italy, Japan, New Zealand, Sweden, Switzerland, the United Kingdom and various other countries, states and provinces that are currently under audit for years ranging from 2004 through 2017.
In the fourth quarter of 2018, the IRS proposed significant adjustments to the Company’s taxable income for the years 2012 through 2015 with respect to the deferral of tax on certain premium income related to the Company’s self-insurance programs. The proposed adjustments would increase the Company’s taxable income over the 2012 through 2015 period by approximately $960 million. In addition, as of December 31, 2018, the IRS has notified the Company that it is considering additional taxable income adjustments related to other aspects of the Company’s self-insurance programs for the years 2012 through 2015. These additional proposed adjustments would increase the Company’s taxable income by approximately $1.7 billion. Management believes the positions the Company has taken in its U.S. tax returns are in accordance with the relevant tax laws, intends to vigorously defend these positions and is currently considering all of its alternatives. Due to the enactment of the TCJA in 2017 and the resulting reduction in the U.S. corporate tax rate for years after 2017, the Company revalued its deferred tax liabilities related to the temporary differences associated with this deferred premium income from 35.0% to 21.0%. If the Company is not successful in defending these assessments, the taxes owed to the IRS may be computed under the previous 35.0% statutory tax rate and the Company may be required to revalue the related deferred tax liabilities from 21.0% to 35.0%, which in addition to any interest due on the amounts assessed, would require a charge to future earnings. The ultimate resolution of this matter is uncertain, could take many years and could result in a material adverse impact to the Company’s Consolidated Financial Statements, including its cash flows and effective tax rate.

Tax authorities in Denmark have raised significant issues related to interest accrued by certain of the Company’s subsidiaries. On December 10, 2013, the Company received assessments from the Danish tax authority (“SKAT”) totaling approximately DKK 1.6 billion (approximately $247 million based on exchange rates as of December 31, 2018) including interest through December 31, 2018, imposing withholding tax relating to interest accrued in Denmark on borrowings from certain of the Company’s subsidiaries for the years 2004 through 2009. The Company is currently in discussions with SKAT and anticipates receiving an assessment for years 2010 through 2012 totaling approximately DKK 954 million (approximately $146 million based on exchange rates as of December 31, 2018) including interest through December 31, 2018. Management believes the positions the Company has taken in Denmark are in accordance with the relevant tax laws and is vigorously defending its positions. The Company appealed these assessments with the National Tax Tribunal in 2014 and intends on pursuing this matter through the European Court of Justice should this appeal be unsuccessful. The ultimate resolution of this matter is uncertain, could take many years, and could result in a material adverse impact to the Company’s Consolidated Financial Statements, including its cash flows and effective tax rate.
Management estimates that it is reasonably possible that the amount of unrecognized tax benefits related to continuing operations may be reduced by approximately $134 million within 12 months as a result of resolution of worldwide tax matters, payments of tax audit settlements and/or statute of limitations expirations. Future resolution of uncertain tax positions related to discontinued operations may result in additional charges or credits to earnings from discontinued operations in the Consolidated Statements of Earnings (refer to Note 4).
The Company operates in various non-U.S. jurisdictions where income tax incentives and rulings have been granted for specific periods of time. In Switzerland, the Company has various tax rulings and tax holiday arrangements which reduce the overall effective tax rate of the Company. The tax holidays expire between 2019 and 2022. In Singapore, the Company operates under various tax incentive agreements that provide for reduced tax rates. Subject to the Company satisfying certain requirements, the agreements expire in 2022.  The Company has satisfied the conditions enumerated in these agreements to date. Included in the accompanying Consolidated Financial Statements are tax benefits of $70 million, $62 million, and $61 million for 2018, 2017, and 2016, respectively, from these rulings and tax holidays.

NOTE 14. NONOPERATING INCOME (EXPENSE)
As described in Notes 1, 11 and 12, in the first quarter of 2018, the Company adopted ASU No. 2017-07. The ASU requires the Company to disaggregate the service cost component from the other components of net periodic benefit costs and requires the Company to present the other components of net periodic benefit cost in other income, net. The ASU also requires application on a retrospective basis. As a result of adopting this ASU, the Company classified $37 million, $31 million and $16 million of net pension and postretirement benefits as other income as of December 31, 2018, 2017 and 2016, respectively.
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

NOTE 15. PRODUCTIVITY IMPROVEMENT AND RESTRUCTURING INITIATIVES
During 2018, the Company recorded pretax productivity improvement and restructuring related charges of $70 million. Substantially all the activities initiated in 2018 were completed by December 31, 2018, resulting in $59 million of employee severance and related charges and $11 million of facility exit and other related charges. The Company expects substantially all cash payments associated with remaining termination benefits will be paid during 2019.
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

In addition to the molecular diagnostic product line discontinuation noted above, during 2017 the Company recorded pretax productivity improvement and restructuring related charges of $83 million, for a total of $159 million of pretax productivity improvement and restructuring related charges in 2017. Substantially all of the planned activities related to the 2017 plans were completed by December 31, 2017 resulting in approximately $78 million of employee severance and related charges and $81 million of facility exit and other related charges (including noncash charges for the impairment of certain technology-related intangibles as well as related inventory and property, plant and equipment with no further use).
During 2016, the Company recorded pretax productivity improvement and restructuring related charges totaling $152 million. Substantially all of the planned activities related to the 2016 plans were completed by December 31, 2016 resulting in approximately $111 million of employee severance and related charges, $30 million of facility exit and other related charges and $11 million of charges related to an impairment of a trade name within the Dental segment.
Excluding the discontinuation of the molecular diagnostic product line, the nature of the Company’s productivity improvement and restructuring related activities initiated in 2018, 2017 and 2016 were broadly consistent throughout the Company’s reportable segments and focused on improvements in operational efficiency through targeted workforce reductions and facility consolidations and closures. These costs were incurred to position the Company to provide superior products and services to its customers in a cost efficient manner, and taking into consideration broad economic considerations.
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
Productivity improvement and restructuring related charges, including those related to the discontinuation of the molecular diagnostics product line, recorded for the years ended December 31 by segment were as follows ($ in millions):

	2018	2017	2016
Life Sciences	$11.4	$25.4	$40.5
Diagnostics	14.9	85.4	62.2
Dental	23.7	35.8	34.3
Environmental & Applied Solutions	20.0	12.5	15.4
Total	$70.0	$159.1	$152.4
The table below summarizes the Company’s accrual balance and utilization by type of productivity improvement and restructuring costs associated with the 2018 and 2017 actions ($ in millions):

	Employee Severance & Related	Facility Exit & Related	Total
Balance, January 1, 2017	$45.3	$11.8	$57.1
Costs incurred	77.7	81.4	159.1
Paid/settled	(74.0)	(75.9)	(149.9)
Balance, December 31, 2017	49.0	17.3	66.3
Costs incurred	59.4	10.6	70.0
Paid/settled	(68.8)	(20.3)	(89.1)
Balance, December 31, 2018	$39.6	$7.6	$47.2

The productivity improvement and restructuring related charges incurred during 2018 include cash charges of $68 million and $2 million of noncash charges. The productivity improvement and restructuring related charges incurred during 2017 and 2016 include cash charges of $103 million and $140 million and $56 million and $12 million of noncash charges, respectively. These charges are reflected in the following captions in the accompanying Consolidated Statements of Earnings ($ in millions):

	2018	2017	2016
Cost of sales	$16.8	$38.0	$25.4
Selling, general and administrative expenses	53.2	121.1	127.0
Total	$70.0	$159.1	$152.4

NOTE 16. LEASES AND COMMITMENTS
The Company’s operating leases extend for varying periods of time up to 20 years and, in some cases, contain renewal options that would extend existing terms beyond 20 years. Total rent expense for all operating leases was $282 million, $249 million and $220 million for the years ended December 31, 2018, 2017 and 2016, respectively.
As discussed in Note 1, the Company adopted ASC 842 related to lease accounting on January 1, 2019. Future minimum lease payments differ from the future lease liability recognized under ASC 842, as the lease liability recognized under ASC 842 discounts the lease payments while the minimum lease payments presented below are not discounted. Additionally, ASC 842 allows a lessee to elect to combine or separate any non-lease components in an arrangement with the lease components for the calculation of the lease liability while the minimum lease payments exclude any non-lease components. The Company’s future minimum rental payments for all operating leases having initial or remaining noncancelable lease terms in excess of one year are as follows ($ in millions):

2019	$203.0
2020	167.7
2021	133.3
2022	116.8
2023	101.9
Thereafter	287.2
The Company generally accrues estimated warranty costs at the time of sale. In general, manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly and appropriately maintained. Warranty periods depend on the nature of the product and range from the date of such sale up to the life of the product. The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor and in certain instances estimated property damage. The accrued warranty liability is reviewed on a quarterly basis and may be adjusted as additional information regarding expected warranty costs becomes known.
The following is a rollforward of the Company’s accrued warranty liability ($ in millions):

	2018	2017
Balance, January 1	$79.0	$75.8
Accruals for warranties issued during the year	60.6	54.5
Settlements made	(60.0)	(56.6)
Additions due to acquisitions	—	1.7
Effect of foreign currency translation	(2.2)	3.6
Balance, December 31	$77.4	$79.0

NOTE 17. LITIGATION AND CONTINGENCIES
The Company is subject to a variety of litigation and other legal and regulatory proceedings incidental to its business (or the business operations of previously owned entities), including claims or counterclaims for damages arising out of the use of products or services and claims relating to intellectual property matters, employment matters, tax matters, commercial disputes, breach of contract claims, competition and sales and trading practices, environmental matters, personal injury, insurance coverage and acquisition or divestiture-related matters, as well as regulatory subpoenas, requests for information, investigations and enforcement. The Company may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, divested businesses. The types of claims made in lawsuits include claims for compensatory damages, punitive and consequential damages (and in some cases, treble damages) and/or injunctive relief. Based upon the Company’s experience, current information and applicable law, it does not believe it is reasonably possible that any amounts it may be required to pay in connection with litigation and other legal and regulatory proceedings in excess of its reserves as of December 31, 2018 will have a material effect on its Consolidated Financial Statements.
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
The Company has recorded a provision for environmental investigation and remediation and environmental-related claims with respect to sites owned or formerly owned by the Company and its subsidiaries and third-party sites where the Company has been determined to be a potentially responsible party. The Company generally makes an assessment of the costs involved for its remediation efforts based on environmental studies, as well as its prior experience with similar sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties of the Company’s involvement in certain sites, uncertainties regarding the extent of the required cleanup, the availability of alternative cleanup methods, variations in the interpretation of applicable laws and regulations, the possibility of insurance recoveries with respect to certain sites and the fact that imposition of joint and several liability with right of contribution is possible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other environmental laws and regulations. If the Company determines that potential liability for a particular site or with respect to a personal injury claim is known or considered probable and reasonably estimable, the Company accrues the total estimated loss, including investigation and remediation costs, associated with the site or claim. As of December 31, 2018, the Company had a reserve of $147 million for environmental matters which are known or considered probable and reasonably estimable (of which $110 million are noncurrent), which reflects the Company’s best estimate of the costs to be incurred with respect to such matters.
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
As of December 31, 2018, the Company had approximately $668 million of guarantees consisting primarily of outstanding standby letters of credit, bank guarantees and performance and bid bonds. These guarantees have been provided in connection with certain arrangements with vendors, customers, insurance providers, financing counterparties and governmental entities to secure the Company’s obligations and/or performance requirements related to specific transactions. The Company believes that if the obligations under these instruments were triggered, it would not have a material effect on its Consolidated Financial Statements.

NOTE 18. STOCK TRANSACTIONS AND STOCK-BASED COMPENSATION
On July 16, 2013, the Company’s Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Repurchase Program, and the timing and amount of any shares repurchased under the program will be determined by the Company’s management based on its evaluation of market conditions and other factors. The Repurchase Program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plan) and for other corporate purposes. As of December 31, 2018, 20 million shares remained available for repurchase pursuant to the Repurchase Program. The Company expects to fund any future stock repurchases using the Company’s available cash balances or proceeds from the issuance of debt.
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during 2018, 2017 or 2016.
Stock options, RSUs and PSUs have been issued to directors, officers and other employees under the Company’s 2007 Omnibus Incentive Plan. In addition, in connection with the 2016 Cepheid Acquisition, the Company assumed certain outstanding stock options and RSUs, as applicable, that had been awarded under the stock compensation plan of the acquired business. This plan (the “Assumed Plan”) operates in a similar manner to the Company’s 2007 Omnibus Incentive Plan, and no further equity awards will be issued under the Assumed Plan. The 2007 Omnibus Incentive Plan provides for the grant of stock options, stock appreciation rights, RSUs, restricted stock, PSUs or any other stock-based award and cash based awards. A total of approximately 127 million shares of Danaher common stock have been authorized for issuance under the 2007 Omnibus Incentive Plan. As of December 31, 2018, approximately 58 million shares of the Company’s common stock remain available for issuance under the 2007 Omnibus Incentive Plan.
Stock options granted under the 2007 Omnibus Incentive Plan generally vest pro rata over a five-year period and terminate ten years from the grant date, though the specific terms of each grant are determined by the Compensation Committee of the Company’s Board (the “Compensation Committee”). The Company’s executive officers and certain other employees have been awarded options with different vesting criteria, and options granted to outside directors are fully vested as of the grant date. Option exercise prices for options granted by the Company equal the closing price of the Company’s common stock on the NYSE on the date of grant. In connection with the Company’s assumption of options issued pursuant to the Assumed Plan, the number of shares underlying each option and exercise price of each option were adjusted to reflect the substitution of the Company’s stock for the stock of the applicable acquired company.
RSUs issued under the 2007 Omnibus Incentive Plan provide for the issuance of a share of the Company’s common stock at no cost to the holder. The RSUs that have been granted to employees under the 2007 Omnibus Incentive Plan generally provide for time-based vesting over a five-year period, although executive officers and certain other employees have been awarded RSUs with different time-based vesting criteria, and RSUs granted to members of the Company’s senior management have also been subject to performance-based vesting criteria. The RSUs that have been granted to directors under the 2007 Omnibus Incentive Plan vest on the earlier of the first anniversary of the grant date or the date of, and immediately prior to, the next annual meeting of the Company’s shareholders following the grant date, but the underlying shares are not issued until the earlier of the director’s death or the first day of the seventh month following the director’s retirement from the Board. Prior to vesting, RSUs granted under the 2007 Omnibus Incentive Plan do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued and outstanding. With respect to RSUs granted under the Assumed Plan, in connection with the Company’s assumption of these RSUs the number of shares underlying each RSU were adjusted to reflect the substitution of the Company’s stock for the stock of the applicable acquired company, and certain of these RSUs have dividend equivalent rights.
In 2015, the Company introduced into its executive officer equity compensation program PSUs that vest based on the Company’s total shareholder return ranking relative to the S&P 500 Index over a three-year performance period and are subject to an additional two-year holding period, and are entitled to dividend equivalent rights. The PSUs were issued under the Company’s 2007 Omnibus Incentive Plan. PSU’s granted under the 2007 Omnibus Incentive Plan have dividend equivalent rights (which are subject to the same vesting and payment restrictions as the related shares), but do not have voting rights and the shares underlying the PSU’s are not considered issued and outstanding.
In connection with the Fortive Separation and pursuant to the anti-dilution provisions of the 2007 Omnibus Incentive Plan, the Company made certain adjustments to the exercise price and the number of shares underlying stock-based compensation awards with the intention of preserving the intrinsic value of the awards prior to the Fortive Separation. Accordingly, the number of shares underlying each stock-based award outstanding as of the date of the Fortive Separation was multiplied by a factor of 1.32 and the related exercise price for stock options was divided by a factor of 1.32 which resulted in no increase in the intrinsic value of awards outstanding. The stock-based compensation awards continue to vest over their original vesting period. These adjustments to the Company’s stock-based compensation awards did not result in additional compensation expense. Stock-based compensation awards that were held by employees who transferred to Fortive in connection with the Separation were canceled and replaced by awards issued by Fortive.
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

The following summarizes the assumptions used in the Black-Scholes model to value options granted during the years ended December 31:

	2018	2017	2016
Risk-free interest rate	2.6 – 3.1%	1.8 – 2.2%	1.2 – 1.8%
Weighted average volatility	21.4%	17.9%	24.3%
Dividend yield	0.6%	0.7%	0.6%
Expected years until exercise	5.0 – 8.0	5.0 – 8.0	5.5 – 8.0
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
The following summarizes the components of the Company’s continuing operations stock-based compensation expense for the years ended December 31 ($ in millions):

	2018	2017	2016
RSUs/PSUs:
Pretax compensation expense	$94.7	$90.2	$85.9
Income tax benefit	(19.8)	(27.7)	(25.3)
RSU/PSU expense, net of income taxes	74.9	62.5	60.6
Stock options:
Pretax compensation expense	56.7	49.2	43.9
Income tax benefit	(12.0)	(15.6)	(13.6)
Stock option expense, net of income taxes	44.7	33.6	30.3
Total stock-based compensation:
Pretax compensation expense	151.4	139.4	129.8
Income tax benefit	(31.8)	(43.3)	(38.9)
Total stock-based compensation expense, net of income taxes	$119.6	$96.1	$90.9
Stock-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Earnings. As of December 31, 2018, $149 million of total unrecognized compensation cost related to RSUs/PSUs is expected to be recognized over a weighted average period of approximately two years. As of December 31, 2018, $139 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately three years. Future compensation amounts will be adjusted for any changes in estimated forfeitures.

The following summarizes option activity under the Company’s stock plans (in millions, except weighted exercise price and number of years):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2016	24.9	$43.75
Granted	5.7	67.52
Exercised	(5.3)	33.45
Cancelled/forfeited	(1.2)	73.21
Adjustment due to Fortive Separation (a)	(5.2)	50.44
Outstanding as of December 31, 2016	18.9	50.07
Granted	4.4	86.14
Exercised	(3.3)	35.26
Cancelled/forfeited	(1.2)	70.40
Outstanding as of December 31, 2017	18.8	59.84
Granted	4.1	99.51
Exercised	(3.4)	41.88
Cancelled/forfeited	(0.9)	80.14
Outstanding as of December 31, 2018	18.6	70.86	7	$600.8
Vested and expected to vest as of December 31, 2018 (b)	18.0	$70.24	7	$592.8
Vested as of December 31, 2018	7.7	$53.19	5	$383.3

(a)
The “Adjustment due to Fortive Separation” reflects the cancellation of options which were outstanding as of July 2, 2016 and held by Fortive employees, which have been converted to Fortive equity awards as part of the Fortive Separation.

(b)	The “expected to vest” options are the net unvested options that remain after applying the forfeiture rate assumption to total unvested options.
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2018. The amount of aggregate intrinsic value will change based on the price of the Company’s common stock.
Options outstanding as of December 31, 2018 are summarized below (in millions, except price per share and number of years):

	Outstanding			Exercisable
Exercise Price	Shares	Average Exercise Price	Average Remaining Life (in years)	Shares	Average Exercise Price
$19.89 to $39.60	2.1	$34.15	2	2.0	$34.13
$39.61 to $56.70	2.5	48.73	4	2.3	48.15
$56.71 to $70.75	6.1	64.58	6	2.6	63.64
$70.76 to $86.08	3.9	85.13	8	0.7	84.37
$86.09 to $101.65	4.0	99.23	9	0.1	95.44
The aggregate intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 was $202 million, $162 million and $210 million, respectively. Exercise of options during the years ended December 31, 2018, 2017 and 2016 resulted in cash receipts of $133 million, $117 million and $161 million, respectively. Upon exercise of the award by the employee, the Company derives a tax deduction measured by the excess of the market value over the grant price at the date of exercise. The Company realized a tax benefit of $40 million, $50 million and $61 million in 2018, 2017 and 2016, respectively, related to the exercise of employee stock options.

The following summarizes information on unvested RSU and PSU activity (in millions, except weighted average grant-date fair value):

	Number of RSUs/PSUs	Weighted Average Grant-Date Fair Value
Unvested as of January 1, 2016	6.1	$53.93
Granted	1.9	66.15
Vested	(1.8)	50.64
Adjustment due to Fortive Separation (a)	(1.2)	58.24
Forfeited	(0.5)	28.79
Unvested as of December 31, 2016	4.5	62.16
Granted	1.4	86.04
Vested	(1.5)	58.48
Forfeited	(0.5)	68.83
Unvested as of December 31, 2017	3.9	71.27
Granted	1.5	99.15
Vested	(1.2)	68.37
Forfeited	(0.3)	78.41
Unvested as of December 31, 2018	3.9	82.21

(a)
The “Adjustment due to Fortive Separation” reflects the cancellation of RSUs and PSUs which were outstanding as of July 2, 2016 and held by Fortive employees which have been converted to Fortive equity awards as part of the Fortive Separation.

The Company realized a tax benefit of $17 million, $35 million and $38 million in the years ended December 31, 2018, 2017 and 2016, respectively, related to the vesting of RSUs.
Prior to the adoption of ASU 2016-09 in 2017, the difference between the actual tax benefit realized upon exercise and the tax benefit recorded based on the fair value of the stock award at the time of grant (the “excess tax benefits”) was recorded as an increase to additional paid-in capital and was reflected as a financing cash flow. For the year ended December 31, 2016, the Company recorded an increase to additional paid-in capital and a financing cash flow of $50 million for the excess tax benefit. As a result of the adoption of ASU 2016-09, the excess tax benefit of $38 million and $55 million related to the exercise of employee stock options and vesting of RSUs for the years ended December 31, 2018 and 2017, respectively, has been recorded as a reduction to the current income tax provision and is reflected as an operating cash inflow in the accompanying Consolidated Statements of Cash Flows.
In connection with the exercise of certain stock options and the vesting of RSUs previously issued by the Company, a number of shares sufficient to fund statutory minimum tax withholding requirements has been withheld from the total shares issued or released to the award holder (though under the terms of the applicable plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the year ended December 31, 2018, 400 thousand shares with an aggregate value of $41 million were withheld to satisfy the requirement. During the year ended December 31, 2017, 600 thousand shares with an aggregate value of $47 million were withheld to satisfy the requirement. The withholding is treated as a reduction in additional paid-in capital in the accompanying Consolidated Statements of Stockholders’ Equity.

NOTE 19. NET EARNINGS PER SHARE FROM CONTINUING OPERATIONS
Basic net earnings per share (“EPS”) from continuing operations is calculated by dividing net earnings from continuing operations by the weighted average number of common shares outstanding for the applicable period. Diluted net EPS from continuing operations is computed based on the weighted average number of common shares outstanding increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased with the proceeds from the issuance of the potentially dilutive shares. For the years ended December 31, 2018, 2017 and 2016, 1 million, 4 million and 1 million options to purchase shares, respectively, were not included in the diluted earnings per share calculation as the impact of their inclusion would have been anti-dilutive.

Information related to the calculation of net earnings from continuing operations per share of common stock is summarized as follows ($ and shares in millions, except per share amounts):

	Net Earnings from Continuing Operations (Numerator)	Shares (Denominator)	Per Share Amount
For the year ended December 31, 2018
Basic EPS	$2,650.9	700.6	$3.78
Adjustment for interest on convertible debentures	2.2	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	—	7.2
Incremental shares from assumed conversion of the convertible debentures	—	2.4
Diluted EPS	$2,653.1	710.2	$3.74

For the year ended December 31, 2017
Basic EPS	$2,469.8	695.8	$3.55
Adjustment for interest on convertible debentures	2.1	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	—	7.5
Incremental shares from assumed conversion of the convertible debentures	—	2.8
Diluted EPS	$2,471.9	706.1	$3.50

For the year ended December 31, 2016
Basic EPS	$2,153.4	691.2	$3.12
Adjustment for interest on convertible debentures	1.8	—
Incremental shares from assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	—	6.0
Incremental shares from assumed conversion of the convertible debentures	—	2.6
Diluted EPS	$2,155.2	699.8	$3.08

NOTE 20. SEGMENT INFORMATION
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
Detailed segment data for the years ended December 31 is as follows ($ in millions):

	2018	2017	2016
Sales:
Life Sciences	$6,471.4	$5,710.1	$5,365.9
Diagnostics	6,257.6	5,839.9	5,038.3
Dental	2,844.5	2,810.9	2,785.4
Environmental & Applied Solutions	4,319.5	3,968.8	3,692.8
Total	$19,893.0	$18,329.7	$16,882.4

Operating profit:
Life Sciences	$1,229.3	$1,004.3	$818.9
Diagnostics	1,073.8	871.6	786.4
Dental	346.7	400.7	419.4
Environmental & Applied Solutions	988.0	914.6	870.0
Other	(234.0)	(200.8)	(159.5)
Total	$3,403.8	$2,990.4	$2,735.2

Identifiable assets:
Life Sciences	$22,122.4	$20,576.8	$19,875.9
Diagnostics	14,031.1	14,359.2	14,159.6
Dental	5,897.3	6,026.8	5,772.2
Environmental & Applied Solutions	4,637.3	4,649.2	4,172.9
Other	1,144.4	1,036.6	1,314.7
Total	$47,832.5	$46,648.6	$45,295.3

Depreciation and amortization:
Life Sciences	$471.2	$427.9	$426.2
Diagnostics	589.0	581.5	481.5
Dental	130.0	121.4	127.2
Environmental & Applied Solutions	109.0	99.9	86.7
Other	8.5	7.6	6.5
Total	$1,307.7	$1,238.3	$1,128.1

	2018	2017	2016
Capital expenditures, gross:
Life Sciences	$140.1	$130.6	$109.7
Diagnostics	380.0	372.6	374.3
Dental	72.2	48.9	49.1
Environmental & Applied Solutions	57.1	60.9	51.0
Other	6.3	6.6	5.5
Total	$655.7	$619.6	$589.6
Operations in Geographical Areas:

	Year Ended December 31
($ in millions)	2018	2017	2016
Sales:
United States	$7,374.4	$6,837.9	$6,377.4
China	2,357.3	2,011.6	1,799.1
Germany	1,247.0	1,161.6	1,084.6
Japan	918.7	872.1	864.7
All other (each country individually less than 5% of total sales)	7,995.6	7,446.5	6,756.6
Total	$19,893.0	$18,329.7	$16,882.4

Property, plant and equipment, net:
United States	$1,224.4	$1,126.2	$1,198.4
Germany	198.3	212.4	190.8
United Kingdom	157.0	152.0	140.6
All other (each country individually less than 5% of total property, plant and equipment, net)	931.5	964.0	824.2
Total	$2,511.2	$2,454.6	$2,354.0
Sales by Major Product Group:

	Year Ended December 31
($ in millions)	2018	2017	2016
Analytical and physical instrumentation	$2,437.0	$2,232.9	$2,088.9
Research and medical products	12,686.0	11,512.4	10,366.7
Dental products	2,844.5	2,810.9	2,785.4
Product identification	1,925.5	1,773.5	1,641.4
Total	$19,893.0	$18,329.7	$16,882.4

NOTE 21. QUARTERLY DATA-UNAUDITED

($ in millions, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2018:
Sales	$4,695.4	$4,981.0	$4,853.1	$5,363.5
Gross profit	2,643.6	2,817.1	2,690.5	2,955.9
Operating profit	743.0	867.5	830.7	962.6
Net earnings from continuing operations	566.6	673.8	663.7	746.8
Net earnings	566.6	673.8	663.7	746.8
Net earnings per share from continuing operations:
Basic	$0.81	$0.96	$0.95	$1.06
Diluted	$0.80	$0.95	$0.93	$1.05	*
Net earnings per share:
Basic	$0.81	$0.96	$0.95	$1.06
Diluted	$0.80	$0.95	$0.93	$1.05	*

2017:
Sales	$4,205.7	$4,510.1	$4,528.2	$5,085.7
Gross profit	2,334.3	2,482.3	2,536.8	2,839.1
Operating profit	617.0	676.7	759.2	937.5
Net earnings from continuing operations	483.8	557.3	572.1	856.6
Net earnings from discontinued operations	22.3	—	—	—
Net earnings	506.1	557.3	572.1	856.6
Net earnings per share from continuing operations:
Basic	$0.70	$0.80	$0.82	$1.23
Diluted	$0.69	$0.79	$0.81	$1.21
Net earnings per share from discontinued operations:
Basic	$0.03	$—	$—	$—
Diluted	$0.03	$—	$—	$—
Net earnings per share:
Basic	$0.73	$0.80	$0.82	$1.23
Diluted	$0.72	$0.79	$0.81	$1.21
* Net earnings per share amounts do not add across to the full year amount due to rounding.

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
Management’s annual report on its internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm’s audit report on the effectiveness of Danaher’s internal control over financial reporting are included in the Company’s financial statements for the year ended December 31, 2018 included in Item 8 of this Annual Report on Form 10-K, under the headings “Report of Management on Danaher Corporation’s Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” respectively, and are incorporated herein by reference.
The Company completed the acquisition of IDT on April 13, 2018. Since the Company has not yet fully incorporated the internal controls and procedures of IDT into the Company’s internal control over financial reporting, management excluded IDT from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. IDT constituted less than 5% of the Company’s total assets as of December 31, 2018 and approximately 1% of the Company’s total revenues for the year then ended.
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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than the information below, the information required by this Item is incorporated by reference from the sections entitled Proposal 1–Election of Directors of Danaher, Corporate Governance and Other Information–Section 16(a) Beneficial Ownership Reporting Compliance in the Proxy Statement for the Company’s 2019 annual meeting of shareholders and from the information under the caption “Executive Officers of the Registrant” in Part I hereof. No nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than the Company pursuant to which such person is or was to be selected as a director or nominee.
Code of Ethics
Danaher has adopted a code of business conduct and ethics for directors, officers (including Danaher’s principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Code of Conduct. The Code of Conduct is available in the “Investors—Corporate Governance” section of Danaher’s website at www.danaher.com.
Danaher intends to disclose any amendment to the Code of Conduct that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, and any waiver from a provision of the Code of Conduct granted to any director, principal executive officer, principal financial officer, principal accounting officer, or any of its other executive officers, in the “Investors—Corporate Governance” section of its website, at www.danaher.com, within four business days following the date of such amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from the sections entitled Director Compensation, Compensation Discussion and Analysis, Compensation Committee Report, Compensation Tables and Information and Summary of Employment Agreements and Plans in the Proxy Statement for the Company’s 2019 annual meeting of shareholders (provided that the Compensation Committee Report shall not be deemed to be “filed”).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from the sections entitled Beneficial Ownership of Danaher Common Stock by Directors, Officers and Principal Shareholders, Summary of Employment Agreements and Plans and Compensation Tables and Information in the Proxy Statement for the Company’s 2019 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from the sections entitled Director Independence and Related Person Transactions in the Proxy Statement for the Company’s 2019 annual meeting of shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from the section entitled Proposal 2–Ratification of Independent Registered Public Accounting Firm in the Proxy Statement for the Company’s 2019 annual meeting of shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	The following documents are filed as part of this report.

(1)	Financial Statements. The financial statements are set forth under “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(2)
Schedules. An index of Exhibits and Schedules is on page 117 of this report. Schedules other than those listed below have been omitted from this Annual Report on Form 10-K because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.

(3)	Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

DANAHER CORPORATION
INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULE

Page Number in Form 10-K
Schedule:
Valuation and Qualifying Accounts	125
EXHIBIT INDEX

Exhibit Number	Description

2.1	Separation and Distribution Agreement, dated as of July 1, 2016, by and between Danaher Corporation and Fortive Corporation+	Incorporated by reference to Exhibit 2.1 to Amendment No. 1 to Fortive Corporation’s Registration Statement on Form 10, filed on March 3, 2016 (Commission File Number: 1-8089)

3.1	Restated Certificate of Incorporation of Danaher Corporation	Incorporated by reference from Exhibit 3.1 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2012 (Commission File Number: 1-8089)

3.2	Amended and Restated By-laws of Danaher Corporation	Incorporated by reference from Exhibit 3.2 to Danaher Corporation’s Current Report on Form 8-K filed December 6, 2016 (Commission File Number: 1-8089)

4.1	Senior Indenture dated as of December 11, 2007 by and between Danaher Corporation and The Bank of New York Trust Company, N.A. as trustee (“Senior Indenture”)	Incorporated by reference from Exhibit 1.2 to Danaher Corporation’s Current Report on Form 8-K filed on December 11, 2007 (Commission File Number: 1-8089)

4.2
Supplemental Indenture to Senior Indenture, dated as of September 15, 2015, by and between Danaher Corporation and The Bank of New York Mellon Trust Company, N.A. as trustee relating to the 2.400% Senior Notes due 2020, 3.350% Senior Notes due 2025 and 4.375% Senior Notes due 2045
Incorporated by reference from Exhibit 4.1 to Danaher Corporation’s Current Report on Form 8-K filed September 15, 2015 (Commission File Number: 1-8089)

4.3
Indenture dated as of July 8, 2015, by and between Danaher Corporation, as guarantor, DH Europe Finance S.A., as issuer, and The Bank of New York Mellon Trust Company, N.A. as trustee (“Danaher International Indenture”)
Incorporated by reference from Exhibit 4.1 to Danaher Corporation’s Current Report on Form 8-K filed on July 8, 2015 (Commission File Number: 1-8089)

4.4
First Supplemental Indenture to Danaher International Indenture, dated as of July 8, 2015, by and between Danaher Corporation, as guarantor, DH Europe Finance S.A., as issuer, and The Bank of New York Mellon Trust Company, N.A. as trustee relating to the 1.000% Senior Notes due 2019, the 1.700% Senior Notes due 2022 and the 2.500% Senior Notes due 2025
Incorporated by reference from Exhibit 4.2 to Danaher Corporation’s Current Report on Form 8-K filed on July 8, 2015 (Commission File Number: 1-8089)

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

10.1	Danaher Corporation 2007 Omnibus Incentive Plan, as amended and restated*	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (Commission File Number: 333-213631)

10.2	Danaher Corporation Non-Employee Directors’ Deferred Compensation Plan, as amended, a sub-plan under the 2007 Omnibus Incentive Plan*	Incorporated by reference from Exhibit 10.2 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File Number: 1-8089)

10.3	Amended Form of Election to Defer under the Danaher Corporation Non-Employee Directors’ Deferred Compensation Plan*	Incorporated by reference from Exhibit 10.3 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File Number: 1-8089)

10.4	Form of Danaher Corporation 2007 Omnibus Incentive Plan Stock Option Agreement for Non-Employee Directors*

10.5	Form of Danaher Corporation 2007 Omnibus Incentive Plan RSU Agreement for Non-Employee Directors*

10.6	Form of Danaher Corporation 2007 Omnibus Incentive Plan Stock Option Agreement*

10.7	Form of Danaher Corporation 2007 Omnibus Incentive Plan RSU Agreement*

10.8	Danaher Corporation & Subsidiaries Amended and Restated Executive Deferred Incentive Program*

10.9	Danaher Corporation Excess Contribution Program, a sub-plan under the 2007 Omnibus Incentive Plan, as amended and restated*

10.10	Danaher Corporation Deferred Compensation Plan*	Incorporated by reference from Exhibit 10.3 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2018 (Commission File Number: 1-8089)

10.11	Danaher Corporation Senior Leader Severance Pay Plan*	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2013 (Commission File Number: 1-8089)

10.12	Agreement Regarding Competition and Protection of Proprietary Interests by and between Danaher Corporation and Thomas P. Joyce, Jr., dated March 16, 2009* (1)	Incorporated by reference from Exhibit 10.16 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014 (Commission File Number: 1-8089)

10.13	Amendment to Agreement Regarding Competition and Protection of Proprietary Interests by and between Danaher Corporation and Thomas P. Joyce, Jr., dated September 11, 2014*	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed on September 15, 2014 (Commission File Number: 1-8089)

10.14	Agreement Regarding Competition and Protectionof Proprietary Interests by and between DanaherCorporation and Joakim Weidemanis, dated August 1, 2011*

10.15	Agreement Regarding Competition and Protection of Proprietary Interests by and between Danaher Corporation and Matthew McGrew dated November 7, 2018*	Incorporated by reference from Exhibit 10.2 to Danaher Corporation’s Current Report on Form 8-K filed on November 8, 2018 (Commission File Number: 1-8089)

10.16	Letter Agreement by and between Danaher Corporation and Matthew McGrew, dated November 7, 2018*	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed on November 8, 2018 (Commission File Number: 1-8089)

10.17	Agreement Regarding Competition and Protection of Proprietary Interests by and between Danaher Corporation and Rainer Blair, dated May 2, 2010*	Incorporated by reference from Exhibit 10.20 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016 (Commission File Number: 1-8089)

10.18	Description of compensation arrangements for non-management directors*

10.19
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
(1)
In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, Danaher has entered into an agreement with William K. Daniel II that is substantially identical in all material respects to the form of agreement referenced as Exhibit 10.12 except as to the name of the counterparty.

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

(4)
In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, Danaher Corporation has entered into an aircraft time sharing agreement with Matthew R. McGrew that is substantially identical in all material respects to the forms of agreement referenced as Exhibit 10.22 and Exhibit 10.23, respectively,

(5)
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2018 and 2017, (ii) Consolidated Statements of Earnings for the years ended December 31, 2018, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016, (iv) Consolidated Statements of Stockholders’ Equity for the years December 31, 2018, 2017 and 2016, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DANAHER CORPORATION

Date:	February 20, 2019	By:	/s/ THOMAS P. JOYCE, JR.
Thomas P. Joyce, Jr.
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Name, Title and Signature	Date

/s/ STEVEN M. RALES	February 20, 2019
Steven M. Rales
Chairman of the Board

/s/ MITCHELL P. RALES	February 20, 2019
Mitchell P. Rales
Chairman of the Executive Committee

/s/ DONALD J. EHRLICH	February 20, 2019
Donald J. Ehrlich
Director

/s/ LINDA HEFNER FILLER	February 20, 2019
Linda Hefner Filler
Director

/s/ THOMAS P. JOYCE, JR.	February 20, 2019
Thomas P. Joyce, Jr.
President, Chief Executive Officer and Director

/s/ TERI LIST-STOLL	February 20, 2019
Teri List-Stoll
Director

/s/ WALTER G. LOHR, JR.	February 20, 2019
Walter G. Lohr, Jr.
Director

/s/ JOHN T. SCHWIETERS	February 20, 2019
John T. Schwieters
Director

/s/ ALAN G. SPOON	February 20, 2019
Alan G. Spoon
Director

/s/ RAYMOND C. STEVENS, Ph.D.	February 20, 2019
Raymond C. Stevens
Director

/s/ ELIAS A. ZERHOUNI, M.D.	February 20, 2019
Elias A. Zerhouni, M.D.
Director

/s/ MATTHEW R. MCGREW	February 20, 2019
Matthew R. McGrew
Executive Vice President and Chief Financial Officer

/s/ ROBERT S. LUTZ	February 20, 2019
Robert S. Lutz
Senior Vice President and Chief Accounting Officer

DANAHER CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
($ in millions)

Classification	Balance at Beginning of Period (a)	Charged to Costs & Expenses	Impact of Currency	Charged to Other Accounts (b)	Write-Offs, Write-Downs & Deductions	Balance at End of Period (a)
Year ended December 31, 2018:
Allowances deducted from asset account
Allowance for doubtful accounts	$118.2	$35.9	$(4.5)	$1.3	$(29.3)	$121.6
Year ended December 31, 2017:
Allowances deducted from asset account
Allowance for doubtful accounts	$103.5	$32.9	$4.5	$3.5	$(26.2)	$118.2
Year ended December 31, 2016:
Allowances deducted from asset account
Allowance for doubtful accounts	$89.7	$32.5	$(0.6)	$2.3	$(20.4)	$103.5

(a)	Amounts include allowance for doubtful accounts classified as current and noncurrent.

(b)	Amounts related to businesses acquired, net of amounts related to businesses disposed not included in discontinued operations.