Form 10-Q
period 2019-03-29
DANAHER CORP /DE/
filed 2019-04-18
CIK 313616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The number of shares of common stock outstanding at April 12, 2019 was 715,933,649.

DANAHER CORPORATION
INDEX
FORM 10-Q

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ and shares in millions, except per share amount)
(unaudited)

	March 29, 2019	December 31, 2018
ASSETS
Current assets:
Cash and equivalents	$3,910.0	$787.8
Trade accounts receivable, net	3,409.2	3,489.6
Inventories:
Finished goods	1,098.4	1,031.2
Work in process	335.5	313.9
Raw materials	594.0	565.0
Total inventories	2,027.9	1,910.1
Prepaid expenses and other current assets	733.3	906.3
Total current assets	10,080.4	7,093.8
Property, plant and equipment, net of accumulated depreciation of $2,906.2 and $2,828.3, respectively	2,504.3	2,511.2
Other long-term assets	1,646.4	648.4
Goodwill	26,001.4	25,906.0
Other intangible assets, net	11,541.9	11,673.1
Total assets	$51,774.4	$47,832.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$36.6	$51.8
Trade accounts payable	1,676.2	1,712.8
Accrued expenses and other liabilities	2,920.0	3,076.9
Total current liabilities	4,632.8	4,841.5
Other long-term liabilities	6,114.7	5,075.8
Long-term debt	9,458.2	9,688.5
Stockholders’ equity:
Preferred stock, without par value, 15.0 million shares authorized; 1.65 million shares of 4.75% Mandatory Convertible Preferred Stock, Series A, issued and outstanding at March 29, 2019; no shares issued or outstanding at December 31, 2018	1,599.6	—
Common stock - $0.01 par value, 2.0 billion shares authorized; 832.5 and 817.9 issued; 715.8 and 701.5 outstanding, respectively	8.3	8.2
Additional paid-in capital	7,376.3	5,834.3
Retained earnings	25,368.5	25,163.0
Accumulated other comprehensive income (loss)	(2,796.1)	(2,791.1)
Total Danaher stockholders’ equity	31,556.6	28,214.4
Noncontrolling interests	12.1	12.3
Total stockholders’ equity	31,568.7	28,226.7
Total liabilities and stockholders’ equity	$51,774.4	$47,832.5
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three-Month Period Ended
	March 29, 2019	March 30, 2018
Sales	$4,879.9	$4,695.4
Cost of sales	(2,161.9)	(2,051.8)
Gross profit	2,718.0	2,643.6
Operating costs:
Selling, general and administrative expenses	(1,683.4)	(1,601.9)
Research and development expenses	(310.8)	(298.7)
Operating profit	723.8	743.0
Nonoperating income (expense):
Other income, net	5.2	7.8
Interest expense	(23.3)	(39.1)
Interest income	15.7	1.4
Earnings before income taxes	721.4	713.1
Income taxes	(387.6)	(146.5)
Net earnings	333.8	566.6
Mandatory convertible preferred stock dividends	(6.5)	—
Net earnings attributable to common stockholders	$327.3	$566.6
Net earnings per common share:
Basic	$0.46	$0.81
Diluted	$0.46	$0.80
Average common stock and common equivalent shares outstanding:
Basic	707.6	698.6
Diluted	718.5	709.5
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three-Month Period Ended
	March 29, 2019	March 30, 2018
Net earnings	$333.8	$566.6
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(10.8)	294.1
Pension and postretirement plan benefit adjustments	5.4	7.1
Unrealized gain (loss) on available-for-sale securities adjustments	0.4	(0.5)
Total other comprehensive income (loss), net of income taxes	(5.0)	300.7
Comprehensive income	$328.8	$867.3
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ and shares in millions)
(unaudited)

	Common Stock		Preferred Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Shares	Amount	Shares	Amount
For the Three-Month Period Ended March 29, 2019:
Balance, December 31, 2018	817.9	$8.2	—	$—	$5,834.3	$25,163.0	$(2,791.1)	$12.3
Net earnings	—	—	—	—	—	333.8	—	—
Other comprehensive income (loss)	—	—	—	—	—	—	(5.0)	—
Dividends declared	—	—	—	—	—	(121.8)	—	—
Mandatory convertible preferred stock cumulative dividends	—	—	—	—	—	(6.5)	—	—
Common stock-based award activity	2.0	—	—	—	82.1	—	—	—
Common stock issued in connection with LYONs’ conversions, including tax benefit of $4.7	0.5	—	—	—	16.8	—	—	—
Issuance of common stock	12.1	0.1	—	—	1,443.1	—	—	—
Issuance of mandatory convertible preferred stock	—	—	1.7	1,599.6	—	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	—	(0.2)
Balance, March 29, 2019	832.5	$8.3	1.7	$1,599.6	$7,376.3	$25,368.5	$(2,796.1)	$12.1
For the Three-Month Period Ended March 30, 2018:
Balance, December 31, 2017	812.5	$8.1	—	$—	$5,538.2	$22,806.1	$(1,994.2)	$9.6
Adoption of accounting standards	—	—	—	—	—	154.5	(151.2)	—
Balance, January 1, 2018	812.5	8.1	—	—	5,538.2	22,960.6	(2,145.4)	9.6
Net earnings	—	—	—	—	—	566.6	—	—
Other comprehensive income (loss)	—	—	—	—	—	—	300.7	—
Dividends declared	—	—	—	—	—	(111.8)	—	—
Common stock-based award activity	1.9	—	—	—	61.0	—	—	—
Common stock issued in connection with LYONs’ conversions, including tax benefit of $3.1	0.4	—	—	—	11.9	—	—	—
Change in noncontrolling interests	—	—	—	—	—	—	—	2.3
Balance, March 30, 2018	814.8	$8.1	—	$—	$5,611.1	$23,415.4	$(1,844.7)	$11.9
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Three-Month Period Ended
	March 29, 2019	March 30, 2018
Cash flows from operating activities:
Net earnings	$333.8	$566.6
Noncash items:
Depreciation	148.5	148.5
Amortization	179.9	172.3
Stock-based compensation expense	39.2	33.3
Change in trade accounts receivable, net	73.8	219.0
Change in inventories	(132.3)	(128.9)
Change in trade accounts payable	(32.3)	51.4
Change in prepaid expenses and other assets	152.6	125.0
Change in accrued expenses and other liabilities	(59.9)	(358.3)
Net operating cash provided by operating activities	703.3	828.9
Cash flows from investing activities:
Cash paid for acquisitions	(308.2)	—
Payments for additions to property, plant and equipment	(155.7)	(137.9)
Proceeds from sales of property, plant and equipment	0.8	0.4
Payments for purchases of investments	(43.2)	—
Proceeds from sale of investments	—	21.9
All other investing activities	7.8	(7.1)
Net operating cash used in investing activities	(498.5)	(122.7)
Cash flows from financing activities:
Proceeds from the issuance of common stock in connection with stock-based compensation	37.3	23.2
Proceeds from the public offering of common stock, net of issuance costs	1,443.2	—
Proceeds from the public offering of preferred stock, net of issuance costs	1,599.6	—
Payment of dividends	(112.2)	(97.5)
Net repayments of borrowings (maturities of 90 days or less)	(86.1)	(236.6)
All other financing activities	(4.0)	(10.8)
Net operating cash provided by (used in) financing activities	2,877.8	(321.7)
Effect of exchange rate changes on cash and equivalents	39.6	30.9
Net change in cash and equivalents	3,122.2	415.4
Beginning balance of cash and equivalents	787.8	630.3
Ending balance of cash and equivalents	$3,910.0	$1,045.7

Supplemental disclosures:
Cash interest payments	$42.0	$47.7
Cash income tax (refunds) payments	(6.3)	133.5
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. GENERAL
The Consolidated Condensed Financial Statements included herein have been prepared by Danaher Corporation (“Danaher” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In this quarterly report, the terms “Danaher” or the “Company” refer to Danaher Corporation, Danaher Corporation and its consolidated subsidiaries or the consolidated subsidiaries of Danaher Corporation, as the context requires. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The Consolidated Condensed Financial Statements included herein should be read in conjunction with the financial statements as of and for the year ended December 31, 2018 and the Notes thereto included in the Company’s 2018 Annual Report on Form 10-K filed on February 21, 2019 (the “2018 Annual Report on Form 10-K”).
In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 29, 2019 and December 31, 2018, its results of operations for the three-month periods ended March 29, 2019 and March 30, 2018 and its cash flows for each of the three-month periods then ended.
Accounting Standards Recently Adopted
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use (“ROU”) asset and a lease liability for all leases with terms greater than 12 months and also requires disclosures by lessees and lessors about the amount, timing and uncertainty of cash flows arising from leases. The accounting applied by a lessor is largely unchanged from that applied under the prior standard. Subsequent to the issuance of Topic 842, the FASB clarified the guidance through several ASUs; hereinafter the collection of lease guidance is referred to as “ASC 842”.
On January 1, 2019, the Company adopted ASC 842 using the modified retrospective method for all lease arrangements at the beginning of the period of adoption. Results for reporting periods beginning January 1, 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 840, Leases. The standard had a material impact on the Company’s Consolidated Condensed Balance Sheet but did not have a significant impact on the Company’s consolidated net earnings and cash flows. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while the accounting for finance leases remained substantially unchanged. For leases that commenced before the effective date of ASC 842, the Company elected the permitted practical expedients to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. The Company also elected to include leases with a term of 12 months or less in the recognized ROU assets and lease liabilities.
As a result of the cumulative impact of adopting ASC 842, the Company recorded operating lease ROU assets of $971 million and operating lease liabilities of $1,012 million as of January 1, 2019, primarily related to real estate and automobile leases, based on the present value of the future lease payments on the date of adoption. Refer to Note 5 for the additional disclosures required by ASC 842.
The Company determines if an arrangement is a lease at inception. For leases where the Company is the lessee, ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The ROU asset also consists of any prepaid lease payments, lease incentives received, costs which will be incurred in exiting a lease and the amount of any asset or liability recognized on business combinations relating to favorable or unfavorable lease terms. The lease terms used to calculate the ROU asset and related lease liability include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense while the expense for finance leases is recognized as depreciation expense and interest expense using the accelerated interest method of recognition. The Company has lease agreements which require payments for lease and non-lease components and has elected to account for these as a single lease component.

The Company leases Life Sciences, Diagnostics, and Environmental & Applied Solutions equipment to customers in both operating-type lease (“OTL”) and sales-type lease (“STL”) arrangements. Equipment lease revenue for OTL agreements is recognized on a straight-line basis over the life of the lease, and the costs of customer-leased equipment is recorded within property, plant and equipment, net in the accompanying Consolidated Condensed Balance Sheets and depreciated over the equipment’s estimated useful life. Depreciation expense associated with the leased equipment under OTL arrangements is reflected in cost of sales in the accompanying Consolidated Condensed Statements of Earnings. The OTLs are generally not cancellable until after an initial term and may or may not require the customer to purchase a minimum number of consumables or tests throughout the contract term. Certain of the Company’s lease contracts are customized for larger customers and often result in complex terms and conditions that typically require significant judgment in applying the criteria used to evaluate whether the arrangement should be considered an OTL or an STL. An STL results in earlier recognition of equipment revenue as compared to an OTL. Some of the Company’s leases include a purchase option for the customer to purchase the leased asset at the end of the lease arrangement for a purchase price equal to the asset’s fair market value at the time of the purchase. The Company manages its risk on the unguaranteed residual asset for leased equipment through the pricing and term of the leases. In certain geographies, equipment coming off OTL and STL arrangements after the initial lease term may be leased to other customers or used for spare parts.
For lease arrangements with lease and non-lease components where the Company is the lessor, the Company allocates the contract’s transaction price to the lease and non-lease components on a relative standalone selling price basis using the Company’s best estimate of the standalone selling price of each distinct product or service in the contract. The primary method used to estimate standalone selling price is the price observed in standalone sales to customers; however, when prices in standalone sales are not available the Company may use third-party pricing for similar products or services or estimate the standalone selling price. Allocation of the transaction price is determined at the inception of the lease arrangement. The Company’s leases primarily consist of leases with fixed lease payments. For those leases with variable lease payments, the variable lease payment is typically based upon use of the leased equipment or the purchase of consumables used with the leased equipment.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The ASU is effective for public entities for fiscal years beginning after December 15, 2018. In January 2019, the Company entered into approximately $1.9 billion of cross-currency swap derivative contracts to hedge its net investment in foreign operations against adverse changes in the exchange rates between the U.S. dollar and the Danish kroner, Japanese yen, euro and the Swiss franc. Refer to Note 9 for additional disclosures about the Company’s hedging activities.
Except for the above accounting policy for leases that was updated as a result of adopting ASC 842, there have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2018 that have a material impact on the Company’s Consolidated Condensed Financial Statements and the related Notes.
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
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), which modifies the disclosures on fair value measurements by removing the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. The ASU expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income (loss). The ASU is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. Management has not yet completed its assessment of the impact of the new standard on the Company’s financial statements.

In August 2018, the FASB issued ASU No. 2018-14, Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, which amends ASC 715 to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The ASU is effective for public entities for fiscal years beginning after December 15, 2020, with early adoption permitted. Management has not yet completed its assessment of the impact of the new standard on the Company’s financial statements.
Accumulated Other Comprehensive Income (Loss)—Accumulated other comprehensive income (loss) refers to certain gains and losses that under U.S. GAAP are included in comprehensive income (loss) but are excluded from net earnings as these amounts are initially recorded as an adjustment to stockholders’ equity. The changes in accumulated other comprehensive income (loss) by component are summarized below ($ in millions). Foreign currency translation adjustments generally relate to indefinite investments in non-U.S. subsidiaries, as well as the impact from the Company’s hedges of its net investment in foreign operations, including the Company’s cross-currency swap derivatives, net of any tax impacts.

	Foreign Currency Translation Adjustments	Pension & Postretirement Plan Benefit Adjustments		Unrealized Gain (Loss) on Available-For-Sale Securities Adjustments	Total
For the Three-Month Period Ended March 29, 2019:
Balance, December 31, 2018	$(2,098.1)	$(691.1)		$(1.9)	$(2,791.1)
Other comprehensive income (loss) before reclassifications:
(Decrease) increase	(7.3)	—		0.5	(6.8)
Income tax impact	(3.5)	—		(0.1)	(3.6)
Other comprehensive income (loss) before reclassifications, net of income taxes	(10.8)	—		0.4	(10.4)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	7.1	(a)	—	7.1
Income tax impact	—	(1.7)		—	(1.7)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	5.4		—	5.4
Net current period other comprehensive income (loss), net of income taxes	(10.8)	5.4		0.4	(5.0)
Balance, March 29, 2019	$(2,108.9)	$(685.7)		$(1.5)	$(2,796.1)
For the Three-Month Period Ended March 30, 2018:
Balance, December 31, 2017	$(1,422.1)	$(571.2)		$(0.9)	$(1,994.2)
Adoption of accounting standards	(43.8)	(107.2)		(0.2)	(151.2)
Balance, January 1, 2018	(1,465.9)	(678.4)		(1.1)	(2,145.4)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	294.1	—		(0.8)	293.3
Income tax impact	—	—		0.3	0.3
Other comprehensive income (loss) before reclassifications, net of income taxes	294.1	—		(0.5)	293.6
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	9.3	(a)	—	9.3
Income tax impact	—	(2.2)		—	(2.2)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	7.1		—	7.1
Net current period other comprehensive income (loss), net of income taxes	294.1	7.1		(0.5)	300.7
Balance, March 30, 2018	$(1,171.8)	$(671.3)		$(1.6)	$(1,844.7)
(a) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost. Refer to Note 10 for additional details.

NOTE 2. REVENUE
The following tables present the Company’s revenues disaggregated by geographical region and revenue type for the three-month periods ended March 29, 2019 and March 30, 2018 ($ in millions). Sales taxes and other usage-based taxes collected from customers are excluded from revenue.

	Three-Month Period Ended March 29, 2019
	Life Sciences	Diagnostics	Dental	Environmental & Applied Solutions	Total
Geographical region:
North America	$587.3	$632.4	$298.5	$449.2	$1,967.4
Western Europe	460.3	288.9	160.1	259.7	1,169.0
Other developed markets	149.3	92.0	40.4	28.9	310.6
High-growth markets	430.0	523.5	160.7	318.7	1,432.9
Total	$1,626.9	$1,536.8	$659.7	$1,056.5	$4,879.9

Revenue type:
Recurring	$1,068.2	$1,324.1	$487.8	$582.2	$3,462.3
Nonrecurring	558.7	212.7	171.9	474.3	1,417.6
Total	$1,626.9	$1,536.8	$659.7	$1,056.5	$4,879.9

	Three-Month Period Ended March 30, 2018
	Life Sciences	Diagnostics	Dental	Environmental & Applied Solutions	Total
Geographical region:
North America	$480.4	$607.4	$291.3	$418.3	$1,797.4
Western Europe	449.9	310.4	175.6	264.8	1,200.7
Other developed markets	144.9	92.2	43.9	31.6	312.6
High-growth markets	400.8	509.7	161.8	312.4	1,384.7
Total	$1,476.0	$1,519.7	$672.6	$1,027.1	$4,695.4

Revenue type:
Recurring	$970.4	$1,308.5	$488.0	$557.0	$3,323.9
Nonrecurring	505.6	211.2	184.6	470.1	1,371.5
Total	$1,476.0	$1,519.7	$672.6	$1,027.1	$4,695.4
The Company sells equipment to customers as well as consumables, spare parts, software licenses and services, some of which customers purchase on a recurring basis. Consumables are typically critical to the use of the equipment and are typically used on a one-time or limited basis, requiring frequent replacement in the customer’s operating cycle. Examples of these consumables include reagents used in diagnostic tests, filters used in filtration, separation and purification processes and cartridges for marking and coding equipment. Additionally, some of the Company’s consumables are used on a standalone basis, such as dental implants and water treatment solutions. The Company separates its goods and services between those sold on a recurring basis and those sold on a nonrecurring basis. Recurring revenue includes revenue from consumables, services, spare parts, software licenses recognized over time, SaaS licenses, sales-and-usage based royalties and OTLs. Nonrecurring revenue includes sales from equipment, software licenses recognized at a point in time and STLs. OTLs and STLs are included in the above revenue amounts. For the three-month periods ended March 29, 2019 and March 30, 2018, revenue accounted for under Topic 842 and 840, Leases was $107 million and $97 million, respectively.
Remaining performance obligations related to Topic 606, Revenue from Contracts with Customers (“ASC 606”) represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period. As of March 29, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $1.9 billion. The Company expects to recognize revenue on approximately 43% of the remaining performance obligations over the next 12 months, 27% recognized over the subsequent 12 months, and the remainder recognized thereafter.

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the Consolidated Condensed Balance Sheets. Most of the Company’s long-term contracts are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in billing occurring subsequent to revenue recognition resulting in contract assets. Contract assets are generally classified as other current assets in the Consolidated Condensed Balance Sheets. The balance of contract assets as of March 29, 2019 and December 31, 2018 were $97 million and $82 million, respectively.
The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the Consolidated Condensed Balance Sheets based on the timing of when the Company expects to recognize revenue. As of March 29, 2019 and December 31, 2018, contract liabilities were $838 million and $799 million, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets. Revenue recognized during the three-month periods ended March 29, 2019 and March 30, 2018 that was included in the contract liability balance on December 31, 2018 and at the date of adoption of ASC 606 on January 1, 2018 was $287 million and $265 million, respectively. Contract assets and liabilities are reported on the accompanying Consolidated Condensed Balance Sheets on a contract-by-contract basis.

NOTE 3. ACQUISITIONS
For a description of the Company’s acquisition activity for the year ended December 31, 2018, reference is made to the financial statements as of and for the year ended December 31, 2018 and Note 3 thereto included in the Company’s 2018 Annual Report.
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
The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. In the months after closing, as the Company obtains additional information about these assets and liabilities, including through tangible and intangible asset appraisals, and learns more about the newly acquired business, it is able to refine the estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. The Company is continuing to evaluate certain pre-acquisition contingencies associated with its 2018 and 2019 acquisitions and is also in the process of obtaining valuations of certain plant and equipment, acquired intangible assets and certain acquisition-related liabilities in connection with its first quarter 2019 acquisition. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.
During the three-month period ended March 29, 2019, the Company acquired one business for total consideration of $308 million in cash, net of cash acquired. The business acquired complements an existing unit of the Life Sciences segment. The aggregate annual sales of this business at the time of its acquisition, based on the company’s revenues for its last completed fiscal year prior to the acquisition, were $61 million. The Company preliminarily recorded an aggregate of $211 million of goodwill related to this acquisition.

The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the acquisition consummated during the three-month period ended March 29, 2019 ($ in millions):

Trade accounts receivable	$7.7
Inventories	8.6
Property, plant and equipment	3.9
Goodwill	211.1
Other intangible assets, primarily customer relationships, trade names and technology	87.0
Trade accounts payable	(2.6)
Other assets and liabilities, net	(7.5)
Net cash consideration	$308.2
Pro Forma Financial Information
The unaudited pro forma information for the periods set forth below gives effect to the 2019 and 2018 acquisitions as if they had occurred as of January 1, 2018. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time ($ in millions, except per share amounts):

	Three-Month Period Ended
	March 29, 2019	March 30, 2018
Sales	$4,884.1	$4,788.3
Net earnings attributable to common stockholders	326.1	552.4
Diluted net earnings per share	0.45	0.78
Pending Acquisition
On February 25, 2019, the Company entered into an Equity and Asset Purchase Agreement (the “GE Biopharma Purchase Agreement”) with General Electric Company (“GE”) to acquire the Biopharma Business of GE Life Sciences (the “GE Biopharma Business” or “GE Biopharma”) for a cash purchase price of approximately $21.0 billion, subject to certain adjustments, and the assumption of approximately $0.4 billion of pension liabilities (the “GE Biopharma Acquisition”). The GE Biopharma Business is a leading provider of instruments, consumables and software that support the research, discovery, process development and manufacturing workflows of biopharmaceutical drugs. Based on unaudited preliminary financial measures provided by GE, the GE Biopharma Business generated revenues of approximately $3.0 billion in 2018. The GE Biopharma Acquisition is expected to provide additional sales and earnings growth opportunities for the Company’s Life Sciences segment by expanding the business’ geographic and product line diversity, including new product and service offerings that complement the Company’s current biologics workflow solutions. The Company expects to include the GE Biopharma Business within the Life Sciences segment. The transaction is expected to be completed in the fourth quarter of 2019, subject to customary conditions, including receipt of applicable regulatory approvals.
The Company expects to finance the GE Biopharma Acquisition with approximately $3.0 billion of proceeds from the March 1, 2019 underwritten public offerings of its Common Stock and Mandatory Convertible Preferred Stock (“MCPS”), proceeds from the issuance of debt or other borrowings and available cash on hand. Refer to Note 14 for additional information related to the March 1, 2019 public offerings.

NOTE 4. DENTAL INITIAL PUBLIC OFFERING
In July 2018, the Company announced its intention to spin-off its Dental business into a separate publicly-traded company (the “Dental Separation”). On February 25, 2019, in connection with the announcement of the GE Biopharma Acquisition, the Company also announced a modification of its plans with respect to the Dental business, specifically that it now intends to conduct an initial public offering of shares of the Dental business (the “Dental IPO”) in the second half of 2019, subject to the satisfaction of certain conditions, including obtaining final approval from the Danaher Board of Directors, favorable rulings from the Internal Revenue Service (“IRS”) and other regulatory approvals. All assets, liabilities, revenues and expenses of the Dental business are included in continuing operations of the Company in these Consolidated Condensed Financial Statements.
Subsequent to the anticipated Dental IPO, the Company currently intends to distribute to our shareholders all or a portion of our remaining equity interest in the Dental business, which may include the spin-off of Dental business shares effected as a dividend to all our shareholders, the split-off of Dental business shares in exchange for Danaher shares or other securities, or any combination thereof in one transaction or in a series of transactions (collectively, “the Distribution”). While the Company currently intends to effect the Distribution, the Company has no obligation to pursue or consummate any further dispositions of our ownership in the Dental business, including through the Distribution, by any specified date or at all. If pursued, the Distribution may be subject to various conditions, including receipt of any necessary regulatory or other approvals, the existence of satisfactory market conditions, and the receipt of an opinion of counsel to the effect that the separation of the Dental business in connection with the IPO, together with such Distribution, will be tax-free to the Company and the Company’s shareholders for U.S. federal income tax purposes. The conditions to the Distribution may not be satisfied; the Company may decide not to consummate the Distribution even if the conditions are satisfied; or we may decide to waive one or more of these conditions and consummate the Distribution even if all of the conditions are not satisfied. In addition to or in lieu of the Distribution, subsequent to the Dental IPO the Company may sell additional shares of the Dental business in one or more publicly registered offerings or private placements. The Company cannot assure whether or when any such transaction will be consummated or as to the final terms of any such transaction.

NOTE 5. LEASES
The Company has operating leases for office space, warehouses, distribution centers, research and development facilities, manufacturing locations and certain equipment, primarily automobiles. Many leases include one or more options to renew, some of which include options to extend the leases for up to 30 years, and some leases include options to terminate the leases within 30 days. In certain of the Company’s lease agreements, the rental payments are adjusted periodically to reflect actual charges incurred for capital area maintenance, utilities, inflation and/or changes in other indexes. The Company’s finance leases were not material as of March 29, 2019 and for the three-month period then ended. ROU assets arising from finance leases are included in property, plant and equipment, net and the liabilities are included in notes payable and current portion of long-term debt and long-term debt in the accompanying Consolidated Condensed Balance Sheets.
For the three-month period ended March 29, 2019, the components of operating lease expense were as follows ($ in millions):

Fixed operating lease expense (a)	$63.4
Variable operating lease expense	12.0
Total operating lease expense	$75.4
(a) Includes short-term leases and sublease income, both of which were immaterial.
Supplemental cash flow information related to the Company’s operating leases for the three-month period ended March 29, 2019 was as follows ($ in millions):

Cash paid for amounts included in the measurement of operating lease liabilities	$61.9
ROU assets obtained in exchange for operating lease obligations	39.6
The following table presents the lease balances within the Consolidated Condensed Balance Sheet, weighted average remaining lease term, and weighted average discount rates related to the Company’s operating leases as of March 29, 2019 ($ in millions except for the weighted average remaining lease term and weighted average discount rate):

Lease Assets and Liabilities	Classification
Assets:
Operating lease ROU assets	Other long-term assets	$946.7

Liabilities:
Current:
Operating lease liabilities	Accrued expenses and other liabilities	$186.1
Long-term:
Operating lease liabilities	Other long-term liabilities	800.0
Total operating lease liabilities		$986.1

Weighted average remaining lease term		7 years
Weighted average discount rate		3.3%

The following table presents the maturity of the Company’s operating lease liabilities as of March 29, 2019 ($ in millions):

Remainder of 2019	$163.3
2020	183.5
2021	149.0
2022	125.8
2023	109.7
Thereafter	395.3
Total operating lease payments	1,126.6
Less: imputed interest	140.5
Total operating lease liabilities	$986.1
As of March 29, 2019, the Company had no additional significant operating or finance leases that had not yet commenced.

NOTE 6. GOODWILL
The following is a rollforward of the Company’s goodwill ($ in millions):

Balance, December 31, 2018	$25,906.0
Attributable to 2019 acquisitions	211.1
Adjustments due to finalization of purchase price allocations	(6.1)
Foreign currency translation and other	(109.6)
Balance, March 29, 2019	$26,001.4
The carrying value of goodwill by segment is summarized as follows ($ in millions):

	March 29, 2019	December 31, 2018
Life Sciences	$13,463.0	$13,311.0
Diagnostics	6,902.9	6,925.6
Dental	3,301.0	3,325.5
Environmental & Applied Solutions	2,334.5	2,343.9
Total	$26,001.4	$25,906.0
The Company has not identified any “triggering” events which indicate an impairment of goodwill in the three-month period ended March 29, 2019.

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

A summary of financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 29, 2019:
Assets:
Available-for-sale debt securities	$—	$36.8	$—	$36.8
Investment in equity securities	—	—	193.1	193.1
Cross-currency swap derivative contracts	—	17.1	—	17.1
Liabilities:
Cross-currency swap derivative contracts	—	2.3	—	2.3
Deferred compensation plans	—	66.3	—	66.3

December 31, 2018:
Assets:
Available-for-sale debt securities	$—	$38.3	$—	$38.3
Investment in equity securities	—	—	148.9	148.9
Liabilities:
Deferred compensation plans	—	60.9	—	60.9
Available-for-sale debt securities, which are included in other long-term assets in the accompanying Consolidated Condensed Balance Sheets, are measured at fair value using quoted prices reported by investment brokers and dealers based on the underlying terms of the security and comparison to similar securities traded on an active market. As of March 29, 2019, available-for-sale debt securities primarily include U.S. Treasury Notes and corporate debt securities, which are valued based on instruments with similar terms traded on an active market.
The Company’s investments in equity securities are classified as Level 3 in the fair value hierarchy because the Company estimates the fair value based on the measurement alternative and adjusts for impairments and observable price changes with a same or similar security from the same issuer within net earnings (the “Fair Value Alternative”). The investments in equity securities includes investments that the Company has made as a limited partner in a partnership for which the underlying investments are recorded on a fair value basis.
The cross-currency swap derivative contracts are used to partially hedge the Company’s net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the Danish kroner, Japanese yen, euro and the Swiss franc. The cross-currency swap derivative contracts are classified as Level 2 in the fair value hierarchy as they are measured using the income approach with the relevant interest rates and foreign currency current exchange rates and forward curves as inputs. Refer to Note 9 for additional information.
The Company has established nonqualified deferred compensation programs that permit the Company to make tax-deferred contributions to officers and certain other employees, and also permit directors, officers and certain other employees to voluntarily defer taxation on a portion of their compensation. All amounts deferred under such plans are unfunded, unsecured obligations of the Company and are presented as a component of the Company’s compensation and benefits accrual included in other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets. Non-director participants may choose among alternative earning rates for the amounts they defer, which are primarily based on investment options within the Company’s 401(k) program. Changes in the deferred compensation liability under these programs are recognized based on changes in the fair value of the participants’ accounts, which are based on the applicable earnings rates. Amounts voluntarily deferred by directors and amounts unilaterally contributed to participant accounts by the Company are deemed invested in the Company’s common stock and future distributions of such contributions (as well as future distributions of any voluntary deferrals allocated at any time to the Danaher common stock investment option) will be made solely in shares of common stock. As a result, Company contributions to these programs and voluntary deferrals allocated at any time to the Danaher common stock investment option are not reflected in the above amounts.

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments were as follows ($ in millions):

	March 29, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Available-for-sale debt securities	$36.8	$36.8	$38.3	$38.3
Investment in equity securities	193.1	193.1	148.9	148.9
Cross-currency swap derivative contracts	17.1	17.1	—	—
Liabilities:
Cross-currency swap derivative contracts	2.3	2.3	—	—
Notes payable and current portion of long-term debt	36.6	36.6	51.8	51.8
Long-term debt	9,458.2	9,848.5	9,688.5	9,990.6
As of March 29, 2019 and December 31, 2018, investments in non-marketable equity securities were categorized as Level 3, available-for-sale debt securities and cross-currency swap derivative contracts were categorized as Level 2 and short and long-term borrowings were categorized as Level 1.
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

NOTE 8. FINANCING
As of March 29, 2019, the Company was in compliance with all of its debt covenants. The components of the Company’s debt were as follows ($ in millions):

	March 29, 2019	December 31, 2018
U.S. dollar-denominated commercial paper	$—	$72.8
Euro-denominated commercial paper (€2.1 billion and €2.1 billion, respectively)	2,327.0	2,377.5
1.0% senior unsecured notes due 2019 (€600.0 million aggregate principal amount) (the “2019 Euronotes”)	672.7	687.0
2.4% senior unsecured notes due 2020	498.7	498.5
5.0% senior unsecured notes due 2020 (the “2020 Assumed Pall Notes”)	386.6	386.7
Zero-coupon LYONs due 2021	44.3	56.2
0.352% senior unsecured notes due 2021 (¥30.0 billion aggregate principal amount) (the “2021 Yen Notes”)	270.2	273.2
1.7% senior unsecured notes due 2022 (€800.0 million aggregate principal amount) (the “2022 Euronotes”)	894.1	913.2
Floating rate senior unsecured notes due 2022 (€250.0 million aggregate principal amount) (the “Floating Rate 2022 Euronotes”)	279.7	285.7
0.5% senior unsecured bonds due 2023 (CHF 540.0 million aggregate principal amount) (the “2023 CHF Bonds”)	543.4	550.7
2.5% senior unsecured notes due 2025 (€800.0 million aggregate principal amount) (the “2025 Euronotes”)	893.4	912.6
3.35% senior unsecured notes due 2025	496.9	496.8
0.3% senior unsecured notes due 2027 (¥30.8 billion aggregate principal amount) (the “2027 Yen Notes”)	276.9	279.9
1.2% senior unsecured notes due 2027 (€600.0 million aggregate principal amount) (the “2027 Euronotes”)	667.6	682.0
1.125% senior unsecured bonds due 2028 (CHF 210.0 million aggregate principal amount) (the “2028 CHF Bonds”)	215.2	218.1
0.65% senior unsecured notes due 2032 (¥53.2 billion aggregate principal amount) (the “2032 Yen Notes”)	478.1	483.4
4.375% senior unsecured notes due 2045	499.4	499.3
Other	50.6	66.7
Total debt	9,494.8	9,740.3
Less: currently payable	36.6	51.8
Long-term debt	$9,458.2	$9,688.5
For additional details regarding the Company’s debt financing, refer to Note 10 of the Company’s financial statements as of and for the year ended December 31, 2018 included in the Company’s 2018 Annual Report.
The Company satisfies any short-term liquidity needs that are not met through operating cash flow and available cash primarily through issuances of commercial paper under its U.S. dollar and euro-denominated commercial paper programs. Credit support for the commercial paper programs is generally provided by the Company’s $4.0 billion unsecured, multi-year revolving credit facility with a syndicate of banks that expires on July 10, 2020 (the “Credit Facility”), which can also be used for working capital and other general corporate purposes described below. As of March 29, 2019, no borrowings were outstanding under the Credit Facility and the Company was in compliance with all covenants thereunder. In addition to the Credit Facility, the Company has also entered into reimbursement agreements with various commercial banks to support the issuance of letters of credit.
As of March 29, 2019, borrowings outstanding under the Company’s euro-denominated commercial paper program had a weighted average annual interest rate of negative 0.3% and a weighted average remaining maturity of approximately 37 days. There were no borrowings outstanding under the Company’s U.S. dollar-denominated commercial paper program as of March 29, 2019.

The Company has classified the $673 million of 2019 Euronotes and approximately $2.3 billion of its borrowings outstanding under the euro-denominated commercial paper program as of March 29, 2019 as long-term debt in the accompanying Consolidated Condensed Balance Sheet as the Company had the intent and ability, as supported by availability under the Credit Facility, to refinance these borrowings for at least one year from the balance sheet date.
Debt discounts, premiums and debt issuance costs totaled $17 million and $19 million as of March 29, 2019 and December 31, 2018, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of debt table above.
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
LYONs Redemption
During the three-month period ended March 29, 2019, holders of certain of the Company’s LYONs converted such LYONs into an aggregate of approximately 486 thousand shares of the Company’s common stock, par value $0.01 per share. The Company’s deferred tax liability associated with the book and tax basis difference in the converted LYONs of $5 million was transferred to additional paid-in capital as a result of the conversions.

NOTE 9. HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses cross-currency swap derivative contracts to partially hedge its net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the Danish kroner, Japanese yen, euro and the Swiss franc. The cross-currency swap derivative contracts are agreements to exchange fixed-rate payments in one currency for fixed-rate payments in another currency. In January 2019, the Company entered into cross-currency swap derivative contracts on approximately $1.9 billion which corresponds with certain of its U.S. dollar-denominated bonds. These contracts effectively convert the Company’s U.S. dollar-denominated bonds to obligations denominated in Danish kroner, Japanese yen, euro and Swiss franc, and will partially offset the impact of changes in currency rates on foreign currency denominated net investments in future periods. The changes in the fair value of these instruments are recorded in accumulated other comprehensive income (loss) in stockholders’ equity, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated other comprehensive income (loss) in the Company’s Consolidated Condensed Statements of Stockholders’ Equity. Any ineffective portions of net investment hedges are reclassified from accumulated other comprehensive income (loss) into earnings during the period of change. The interest income or expense from these swaps are recorded in interest expense in the Company’s Consolidated Condensed Statements of Earnings consistent with the interest expense attributable to the underlying debt. These instruments will mature on dates ranging from June 2019 to September 2028.
The Company incurred foreign currency denominated long-term debt as partial hedges of its net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the euro, Japanese yen, Swiss franc, British pound and Canadian dollar. These foreign currency denominated long-term debt issuances are designated and qualify as nonderivative hedging instruments. Accordingly, the foreign currency translation of these debt instruments is recorded in accumulated other comprehensive income (loss) in stockholders’ equity in the accompanying Consolidated Condensed Balance Sheets, offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated other comprehensive income (loss). Any ineffective portions of net investment hedges are reclassified from accumulated other comprehensive income (loss) into earnings during the period of change. These instruments will mature on dates ranging from June 2019 to May 2032.

The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges ($ in millions):

	Three-Month Period Ended March 29, 2019
	Notional Amount	Gain (Loss) Recognized in OCI
Foreign currency contracts	$1,875.0	$14.8
Foreign currency denominated debt	7,518.3	137.8
Total	$9,393.3	$152.6
The Company did not reclassify any deferred gains or losses related to net investment hedges from accumulated other comprehensive income (loss) to earnings during the three-month period ended March 29, 2019. In addition, the Company did not have any ineffectiveness related to net investment hedges during the three-month period ended March 29, 2019. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in the line item “all other investing activities” in the accompanying Consolidated Condensed Statement of Cash Flows.
The Company’s derivative instruments, as well as its nonderivative debt instruments designated and qualifying as net investment hedges, were classified as of March 29, 2019 in the Company’s Consolidated Condensed Balance Sheet as follows ($ in millions):

March 29, 2019
Derivative assets:
Prepaid expenses and other current assets	$17.1

Derivative liabilities:
Accrued expenses and other liabilities	2.3

Nonderivative hedging instruments:
Long-term debt	7,518.3
Amounts related to the Company’s derivatives expected to be reclassified from accumulated other comprehensive income (loss) to net earnings during the next 12 months are not significant.

NOTE 10. DEFINED BENEFIT PLANS
The following sets forth the components of the Company’s net periodic benefit cost of the noncontributory defined benefit pension plans ($ in millions):

	Three-Month Period Ended
	March 29, 2019	March 30, 2018
U.S. pension benefits:
Service cost	$(1.6)	$(2.1)
Interest cost	(22.3)	(20.2)
Expected return on plan assets	31.6	33.1
Amortization of actuarial loss	(6.3)	(7.8)
Amortization of prior service cost	(0.2)	(0.3)
Net periodic pension benefit	$1.2	$2.7

Non-U.S. pension benefits:
Service cost	$(8.1)	$(8.7)
Interest cost	(6.7)	(6.7)
Expected return on plan assets	10.9	12.1
Amortization of actuarial gain (loss)	0.1	(1.5)
Amortization of prior service (cost) credit	(1.2)	0.1
Settlement loss recognized	—	(0.4)
Net periodic pension cost	$(5.0)	$(5.1)
The following sets forth the components of the Company’s net periodic benefit cost of the other postretirement employee benefit plans ($ in millions):

	Three-Month Period Ended
	March 29, 2019	March 30, 2018
Service cost	$(0.1)	$(0.1)
Interest cost	(1.2)	(1.2)
Amortization of prior service credit	0.5	0.6
Net periodic cost	$(0.8)	$(0.7)
The net periodic benefit cost of the noncontributory defined benefit pension plans and other postretirement employee benefit plans incurred during the three-month periods ended March 29, 2019 and March 30, 2018 are reflected in the following captions in the accompanying Consolidated Condensed Statements of Earnings ($ in millions):

	Three-Month Period Ended
	March 29, 2019	March 30, 2018
Service cost:
Cost of sales	$(2.0)	$(2.1)
Selling, general and administrative expenses	(7.8)	(8.8)
Total service cost	(9.8)	(10.9)
Other net periodic benefit costs:
Other income, net	5.2	7.8
Total	$(4.6)	$(3.1)

Employer Contributions
During 2019, the Company’s cash contribution requirements for its U.S. and non-U.S. defined benefit pension plans are forecasted to be approximately $10 million and $50 million, respectively. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.

NOTE 11. INCOME TAXES
The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended
	March 29, 2019	March 30, 2018
Effective tax rate	53.7%	20.5%
The effective tax rate for 2019 differs from the U.S. federal statutory rate of 21.0% principally due to the impact of net discrete tax charges of $242 million ($0.34 per diluted share) related primarily to changes in estimates associated with prior period uncertain tax positions and audit settlements, net of the release of valuation allowances associated with certain foreign tax credits, tax benefits resulting from a change in tax law, and excess tax benefits from stock-based compensation. These discrete tax charges increased the reported tax rate by 34.0%. These provisions were partially offset by benefits from the impact of earnings outside the United States which generally are taxed at rates lower than the U.S. federal rate.
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
In the fourth quarter of 2018 and first quarter of 2019, the IRS has proposed significant adjustments to the Company’s taxable income for the years 2012 through 2015 with respect to the deferral of tax on certain premium income related to the Company’s self-insurance programs. The proposed adjustments would increase the Company’s taxable income over the 2012-2015 period by approximately $2.7 billion. Management believes the positions the Company has taken in its U.S. tax returns are in accordance with the relevant tax laws, intends to vigorously defend these positions and is currently considering all of its alternatives. Due to the enactment of the TCJA in 2017 and the resulting reduction in the U.S. corporate tax rate for years after 2017, the Company revalued its deferred tax liabilities related to the temporary differences associated with this deferred premium income from 35.0% to 21.0%. If the Company is not successful in defending these assessments, the taxes owed to the IRS may be computed under the previous 35.0% statutory tax rate and the Company may be required to revalue the related deferred tax liabilities from 21.0% to 35.0%, which in addition to any interest due on the amounts assessed, would require a charge to future earnings. The ultimate resolution of this matter is uncertain, could take many years and could result in a material adverse impact to the Company’s Consolidated Condensed Financial Statements, including its cash flows and effective tax rate.
Tax authorities in Denmark have raised significant issues related to interest accrued by certain of the Company’s subsidiaries. On December 10, 2013, the Company received assessments from the Danish tax authority (“SKAT”) totaling approximately DKK 1.7 billion including interest through March 29, 2019 (approximately $253 million based on the exchange rate as of March 29, 2019), imposing withholding tax relating to interest accrued in Denmark on borrowings from certain of the Company’s subsidiaries for the years 2004-2009. The Company appealed these assessments to the National Tax Tribunal in 2014, which appeal has been pending awaiting the outcome of other cases brought to the Court of Justice of the European Union (“CJEU”). The Company is currently in discussions with SKAT and anticipates receiving an assessment for similar withholding tax matters for the years 2010-2012 totaling approximately DKK 994 million including interest through March 29, 2019 (approximately $149 million based on the exchange rate as of March 29, 2019). In February 2019, the CJEU decided several other cases related to Danish withholding tax on dividends and interest. In these cases, the CJEU ruled that the exemption of interest payments from withholding taxes provided in the applicable European Union (“EU”) directive should be denied where taxpayers use the directive for abusive or fraudulent purposes, and that it is up to the national courts to make this determination. Management believes the positions the Company has taken in Denmark are in accordance with the relevant tax laws and is vigorously defending its positions. The Company intends on pursuing this matter through the Danish High Court should the appeal to the Tax Tribunal be unsuccessful. The Company will continue to monitor decisions of both the Danish courts and the CJEU and evaluate the impact of these court rulings on the Company’s tax positions in Denmark. The ultimate resolution of this matter is uncertain, could take many years, and could result in a material adverse impact to the Company’s Consolidated Condensed Financial Statements, including its effective tax rate.

NOTE 12. NONOPERATING INCOME (EXPENSE)
The Company disaggregates the service cost component of net periodic benefit costs of the noncontributory defined benefit pension plans and other postretirement employee benefit plans and presents the other components of net periodic benefit cost in other income, net. These other components include the assumed rate of return on plan assets partially offset by amortization of actuarial losses and interest and aggregated to a gain of $5 million and $8 million for the three-month periods ended March 29, 2019 and March 30, 2018, respectively.

NOTE 13. COMMITMENTS AND CONTINGENCIES
For a description of the Company’s litigation and contingencies, refer to Note 17 of the Company’s financial statements as of and for the year ended December 31, 2018 included in the Company’s 2018 Annual Report. The Company reviews the adequacy of its legal reserves on a quarterly basis and establishes reserves for loss contingencies that are both probable and reasonably estimable. During the three-month period ended March 29, 2019, the Company recorded a provision of an additional $36 million ($29 million after-tax or $0.04 per diluted share) for costs and estimated damages related to a legal contingency.
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
The following is a rollforward of the Company’s accrued warranty liability ($ in millions):

Balance, December 31, 2018	$77.4
Accruals for warranties issued during the period	18.0
Settlements made	(17.2)
Effect of foreign currency translation	(0.2)
Balance, March 29, 2019	$78.0

NOTE 14. STOCK TRANSACTIONS AND STOCK-BASED COMPENSATION
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the three-month period ended March 29, 2019. On July 16, 2013, the Company’s Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. As of March 29, 2019, 20 million shares remained available for repurchase pursuant to the Repurchase Program.
On March 1, 2019, the Company completed the underwritten public offering of 12.1 million shares of Danaher common stock at a price to the public of $123.00 per share (the “Common Stock Offering”), resulting in net proceeds of approximately $1.4 billion, after deducting expenses and the underwriters’ discount of $45 million. Simultaneously, the Company completed the underwritten public offering of 1.65 million shares of its 4.75% Mandatory Convertible Preferred Stock, Series A (“MCPS”), without par value and with a liquidation preference of $1,000 per share (the “MCPS Offering”), resulting in net proceeds of approximately $1.6 billion, after deducting expenses and the underwriters’ discount of $50 million. The Company intends to use the net proceeds from the Common Stock Offering and the MCPS Offering to fund a portion of the cash consideration payable for, and certain costs associated with, the GE Biopharma Acquisition. Pending completion of the GE Biopharma Acquisition, the Company intends to invest the net proceeds in short-term bank deposits and/or interest-bearing, investment-grade securities.
Unless converted or redeemed earlier in accordance with the terms of the applicable certificate of designations, each share of MCPS will mandatorily convert on the mandatory conversion date, which is expected to be April 15, 2022, into between 6.6368 and 8.1300 shares of the Company’s common stock, subject to customary anti-dilution adjustments. The number of shares of the Company’s common stock issuable upon conversion will be determined based on the average volume-weighted average price per share of the Company’s common stock over the 20 consecutive trading day period beginning on, and including, the 21st scheduled trading day immediately before April 15, 2022. Subject to certain exceptions, at any time prior to April 15, 2022, holders may elect to convert each share of the MCPS into 6.6368 shares of common stock, subject to customary anti-dilution adjustments. In the event of a fundamental change, the MCPS will convert at the fundamental change rates specified in the certificate of designations, and the holders of MCPS would be entitled to a fundamental change make-whole dividend.
Holders of MCPS will be entitled to receive, when and if declared by the Company’s Board of Directors, cumulative dividends at the annual rate of 4.75% of the liquidation preference of $1,000 per share (equivalent to $47.50 annually per share), payable in cash or, subject to certain limitations, by delivery of shares of the Company’s common stock or any combination of cash and shares of the Company’s common stock, at the Company’s election. If declared, dividends on the MCPS will be payable quarterly on January 15, April 15, July 15 and October 15 of each year (commencing on July 15, 2019 to, and including, April 15, 2022), to the holders of record of the MCPS as they appear on the Company’s stock register at the close of business on the immediately preceding December 31, March 31, June 30 and September 30, respectively.
If the GE Biopharma Acquisition has not closed on or before 5:00 p.m. (New York City time) on August 25, 2020, the GE Biopharma Purchase Agreement is terminated or the Company’s Board of Directors, in its good faith judgment, determines that the GE Biopharma Acquisition will not occur, the Company has the option to redeem the shares of MCPS, in whole but not in part, subject to certain terms and conditions.
For a full description of the Company’s stock-based compensation programs, refer to Note 18 of the Company’s financial statements as of and for the year ended December 31, 2018 included in the Company’s 2018 Annual Report. As of March 29, 2019, approximately 48 million shares of the Company’s common stock were reserved for issuance under the 2007 Omnibus Incentive Plan.
The following summarizes the components of the Company’s stock-based compensation expense ($ in millions):

	Three-Month Period Ended
	March 29, 2019	March 30, 2018
Restricted stock units (“RSUs”)/performance stock units (“PSUs”):
Pretax compensation expense	$24.3	$20.9
Income tax benefit	(5.1)	(4.4)
RSU/PSU expense, net of income taxes	19.2	16.5
Stock options:
Pretax compensation expense	14.9	12.4
Income tax benefit	(3.2)	(2.6)
Stock option expense, net of income taxes	11.7	9.8
Total stock-based compensation:
Pretax compensation expense	39.2	33.3
Income tax benefit	(8.3)	(7.0)
Total stock-based compensation expense, net of income taxes	$30.9	$26.3
Stock-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings. As of March 29, 2019, $246 million of total unrecognized compensation cost related to RSUs/PSUs is expected to be recognized over a weighted average period of approximately three years. As of March 29, 2019, $209 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately three years. Future compensation amounts will be adjusted for any changes in estimated forfeitures.

NOTE 15. NET EARNINGS PER SHARE
Basic net earnings per share (“EPS”) is calculated by dividing net earnings attributable to common stockholders by the weighted average number of common shares outstanding for the applicable period. Diluted net EPS is computed based on the weighted average number of common shares outstanding increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased with the proceeds from the issuance of the potentially dilutive shares. For the three-month period ended March 29, 2019, no options to purchase shares were excluded from the diluted EPS calculation. For the three-month period ended March 30, 2018, approximately three million options to purchase shares were not included in the diluted EPS calculation as the impact of their inclusion would have been anti-dilutive.
The impact of the MCPS calculated under the if-converted method was anti-dilutive, and as such 12.9 million shares underlying the MCPS were excluded from the dilutive EPS calculation for the three-month period ended March 29, 2019.
Information related to the calculation of net earnings per share is summarized as follows ($ and shares in millions, except per share amounts):

	Three-Month Period Ended
	March 29, 2019	March 30, 2018
Numerator:
Net earnings	$333.8	$566.6
Adjustment for interest on convertible debentures	0.5	0.6
MCPS dividends	(6.5)	—
Net earnings attributable to common stockholders after assumed conversions for diluted EPS	$327.8	$567.2

Denominator:
Weighted average common shares outstanding used in basic EPS	707.6	698.6
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	8.7	8.3
Assumed conversion of the convertible debentures	2.2	2.6
Weighted average common shares outstanding used in diluted EPS	718.5	709.5

Basic EPS	$0.46	$0.81
Diluted EPS	$0.46	$0.80

NOTE 16. SEGMENT INFORMATION
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

Segment results are shown below ($ in millions):

	Three-Month Period Ended
	March 29, 2019	March 30, 2018
Sales:
Life Sciences	$1,626.9	$1,476.0
Diagnostics	1,536.8	1,519.7
Dental	659.7	672.6
Environmental & Applied Solutions	1,056.5	1,027.1
Total	$4,879.9	$4,695.4

Operating profit:
Life Sciences	$309.0	$271.3
Diagnostics	233.1	248.0
Dental	48.2	50.9
Environmental & Applied Solutions	244.6	227.2
Other	(111.1)	(54.4)
Total	$723.8	$743.0
Segment identifiable assets are shown below ($ in millions):

	March 29, 2019	December 31, 2018
Life Sciences	$22,485.9	$22,122.4
Diagnostics	14,282.8	14,031.1
Dental	6,019.5	5,897.3
Environmental & Applied Solutions	4,782.6	4,637.3
Other	4,203.6	1,144.4
Total	$51,774.4	$47,832.5

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
You should read this discussion along with the Company’s MD&A and audited financial statements as of and for the year ended December 31, 2018 and Notes thereto, included in the Company’s 2018 Annual Report on Form 10-K and the Company’s Consolidated Condensed Financial Statements and related Notes as of and for the three-month period ended March 29, 2019 included in this Report.
Unless otherwise indicated, all financial results in this report refer to continuing operations.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this quarterly report, in other documents we file with or furnish to the Securities and Exchange Commission, in our press releases, webcasts, conference calls, materials delivered to shareholders and other communications, are “forward-looking statements” within the meaning of the United States federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions and the integration thereof, divestitures, spin-offs, split-offs or other distributions (including the anticipated initial public offering of the Company’s Dental business), strategic opportunities, securities offerings, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; future regulatory approvals; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; future foreign currency exchange rates and fluctuations in those rates; general economic and capital markets conditions; the anticipated timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that Danaher intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “should,” “could,” “intend,” “will,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words.
Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors. Forward-looking statements are not guarantees of future performance and actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Important factors that in some cases have affected us in the past and that in the future could cause actual results to differ materially from those envisaged in the forward-looking statements include the following:

•
We may not complete the GE Biopharma Acquisition within the time frame we anticipate or at all; any regulatory approval of the GE Biopharma Acquisition may be subject to conditions; and the GE Biopharma Acquisition could negatively impact our business, financial statements and stock price.

•
We have outstanding debt, and our debt will increase as a result of the GE Biopharma Acquisition. Our existing and future indebtedness may limit our operations and our use of our cash flow and negatively impact our credit ratings; and any failure to comply with the covenants that apply to our indebtedness could adversely affect our liquidity and financial statements.

•
We intend to conduct an initial public offering of shares of our Dental business in the second half of 2019. Subsequent to the initial public offering, we intend to distribute our remaining equity interest in the Dental business in one or more spin-off and/or split-off transactions, and in addition to or in lieu of such transactions may sell additional shares of the Dental business in one or more publicly registered offerings or private placements. Any or all of these transactions may not be completed on the currently contemplated timeline or at all and may not achieve the intended benefits.

•	Conditions in the global economy, the particular markets we serve and the financial markets may adversely affect our business and financial statements.

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

•
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

•	Our acquisition of businesses, investments, joint ventures and other strategic relationships could negatively impact our financial statements.

•	The indemnification provisions of acquisition agreements by which we have acquired companies may not fully protect us and as a result we may face unexpected liabilities.

•	Divestitures or other dispositions could negatively impact our business, and contingent liabilities from businesses that we have disposed could adversely affect our financial statements.

•
We could incur significant liability if the anticipated IPO of our Dental business, any subsequent spin-off and/or split-off of, or sale of additional shares of, our Dental business, the 2016 spin-off of Fortive Corporation (“Fortive”) or the 2015 split-off of our communications business is determined to be a taxable transaction.

•
Potential indemnification liabilities pursuant to the anticipated IPO of our Dental business, any subsequent spin-off and/or split-off of, or sale of additional shares of, our Dental business, 2016 spin-off of Fortive or the 2015 split-off of our communications business could materially and adversely affect our business and financial statements.

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

•	Changes in laws or governmental regulations may reduce demand for our products or services or increase our expenses.

•	Work stoppages, union and works council campaigns and other labor disputes could adversely impact our productivity and results of operations.

•	International economic, political, legal, compliance and business factors could negatively affect our financial statements.

•	Significant developments stemming from the United Kingdom’s referendum decision to exit the EU could have an adverse effect on our business.

•	If we suffer loss to our facilities, supply chains, distribution systems or information technology systems due to catastrophe or other events, our operations could be seriously harmed.

•	Our defined benefit pension plans are subject to financial market risks that could adversely affect our financial statements.
See Part I—Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and Part I—Item 1A of this Quarterly Report for further discussion regarding reasons that actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call, materials or other communication in which they are made. Except to the extent required by applicable law, we do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.

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
Business Performance and Outlook
During the first quarter of 2019, the Company’s revenues increased 4.0% compared to the comparable period of 2018. While differences exist among the Company’s businesses, on an overall basis, demand for the Company’s products and services increased during the first quarter of 2019 compared to the comparable period of 2018. This demand, together with the Company’s continued investments in sales growth initiatives and the other business-specific factors discussed below, contributed to year-over-year core sales growth of 5.5% (for the definition of “core sales” or “core revenue” refer to “—Results of Operations” below). Geographically, both high-growth and developed markets contributed to core sales growth during the first quarter of 2019. Core revenues in high-growth markets increased at a high-single digit rate during the first quarter of 2019 as compared to the comparable period of 2018 led primarily by continued strength in China. High-growth markets represented approximately 29% of the Company’s total sales in the first quarter of 2019. Core revenues in developed markets increased at a mid-single digit rate during the first quarter of 2019 led primarily by growth in North America and Western Europe. The Company expects overall year-over-year sales growth for the remainder of 2019 but remains cautious about challenges due to macro-economic and geopolitical uncertainties, including global uncertainties related to trade, tariffs, monetary and fiscal policies. For additional information regarding the Company’s sales by geographical region during the three-month periods ended March 29, 2019 and March 30, 2018, refer to Note 2 to the accompanying Consolidated Condensed Financial Statements.
The Company’s net earnings for the three-month period ended March 29, 2019 totaled $334 million or $0.46 per diluted share compared to $567 million or $0.80 per diluted share for the three-month period ended March 30, 2018. The tax-related charges discussed below in “Results of Operations – Income Taxes” are the primary drivers of the year-over-year decrease in net earnings and diluted earnings per share for the three-month period ended March 29, 2019.
Acquisitions and Proposed Dental Initial Public Offering
The Company’s growth strategy contemplates future acquisitions. Operations and results can be affected by the rate and extent to which appropriate acquisition opportunities are available and successfully consummated, acquired businesses are effectively integrated and anticipated synergies or cost savings are achieved. For a description of the Company’s pending acquisition of the Biopharma Business of GE Life Sciences and the anticipated financing thereof, refer to Note 3 to the accompanying Consolidated Condensed Financial Statements. For a description of the Company’s anticipated initial public offering with respect to its Dental business, refer to Note 4 to the accompanying Consolidated Condensed Financial Statements.
During the three-month period ended March 29, 2019 the Company acquired one business for total consideration of $308 million in cash, net of cash acquired. The business acquired complements an existing unit of the Life Sciences segment. The aggregate annual sales of this business at the time of its acquisition, based on the company’s revenues for its last completed fiscal year prior to the acquisition, were $61 million. The Company preliminarily recorded an aggregate of $211 million of goodwill related to this acquisition.

Currency Exchange Rates
On a year-over-year basis, currency exchange rates negatively impacted reported sales by approximately 4.0% for the three-month period ended March 29, 2019, compared to the comparable period of 2018, primarily due to the strength of the U.S. dollar against most major currencies in the first quarter of 2019. If the currency exchange rates in effect as of March 29, 2019 were to prevail throughout the remainder of 2019, currency exchange rates would reduce the Company’s estimated full year 2019 sales by approximately 2.0% on a year-over-year basis. Any future strengthening of the U.S. dollar against major currencies would adversely impact the Company’s sales and results of operations for the remainder of the year, and any weakening of the U.S. dollar against major currencies would positively impact the Company’s sales and results of operations for the remainder of the year.
UK’s Referendum Decision to Exit the EU (“Brexit”)
In a referendum on June 23, 2016, voters approved for the United Kingdom (“UK”) to exit the EU. The timing of the UK’s exit from the EU remains uncertain; the EU has extended the deadline for the UK to exit the EU until October 31, 2019. With the terms of the UK’s withdrawal and the nature of its future relationship with the EU still being decided, the Company continues to monitor the status of the negotiations and plan for any impact. To mitigate the potential impact of Brexit on the import and export of goods to and from the UK, the Company has increased its warehouse capacity and the level of inventory within the UK. For goods the Company manufactures within the UK and exports to other countries, the Company has manufactured and shipped additional goods for storage in countries outside the UK in an effort to maintain inventory required to meet customer demand in the event of disruption in shipments from the UK. The ultimate impact of Brexit on the Company’s financial results is uncertain. For additional information, refer to the “Item 1A—Risk Factors” section of the Company’s 2018 Annual Report on Form 10-K filed on February 21, 2019.

RESULTS OF OPERATIONS
Non-GAAP Measures
In this report, references to the non-GAAP measure of core sales (also referred to as core revenues or sales/revenues from existing businesses) refer to sales calculated according to U.S. GAAP, but excluding:

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
Core sales growth should be considered in addition to, and not as a replacement for or superior to, sales, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting the non-GAAP financial measure of core sales growth provides useful information to investors by helping identify underlying growth trends in Danaher’s business and facilitating comparisons of Danaher’s revenue performance with its performance in prior and future periods and to Danaher’s peers. Management also uses core sales growth to measure the Company’s operating and financial performance, and uses it as one of the performance measures in the Company’s executive short-term cash incentive program. The Company excludes the effect of currency translation from core sales because currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends. The Company excludes the effect of acquisitions and divestiture-related items because the nature, size, timing and number of acquisitions and divestitures can vary dramatically from period-to-period and between the Company and its peers and can also obscure underlying business trends and make comparisons of long-term performance difficult.
Throughout this discussion, references to sales volume refer to the impact of both price and unit sales and references to productivity improvements generally refer to improved cost-efficiencies resulting from the ongoing application of the Danaher Business System.

Core Revenue

% Change Three-Month Period Ended March 29, 2019 vs. Comparable 2018 Period
Total sales growth (GAAP)	4.0%
Less the impact of:
Acquisitions	(2.5)%
Currency exchange rates	4.0%
Core revenue growth (non-GAAP)	5.5%
Operating Profit Performance
Operating profit margins decreased 100 basis points from 15.8% during the three-month period ended March 30, 2018 to 14.8% for the three-month period ended March 29, 2019.
First quarter 2019 vs. first quarter 2018 operating profit margin comparisons were favorably impacted by:

•
Higher 2019 core sales volumes, incremental year-over-year cost savings associated with continuing productivity improvement initiatives taken in 2018, net of incremental year-over-year costs associated with various new product development, sales, service and marketing growth investments and the impact of foreign currency exchange rates in the first quarter of 2019 - 40 basis points

First quarter 2019 vs. first quarter 2018 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2019 of acquired businesses - 10 basis points

•	Transaction costs incurred in the first quarter of 2019 related to the GE Biopharma Acquisition - 30 basis points

•	First quarter 2019 costs and estimated damages related to a legal contingency - 75 basis points.

•
Costs incurred in the first quarter of 2019 related to the Dental IPO, including separation related activities and costs related to establishing a new separate company infrastructure, primarily related to incremental salaries, benefits and rent expense - 25 basis points

Business Segments
Sales by business segment for each of the periods indicated were as follows ($ in millions):

	Three-Month Period Ended
	March 29, 2019	March 30, 2018
Life Sciences	$1,626.9	$1,476.0
Diagnostics	1,536.8	1,519.7
Dental	659.7	672.6
Environmental & Applied Solutions	1,056.5	1,027.1
Total	$4,879.9	$4,695.4
For information regarding the Company’s sales by geographical region during the three-month periods ended March 29, 2019 and March 30, 2018, please refer to Note 2 to the accompanying Consolidated Condensed Financial Statements.

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

Life Sciences Selected Financial Data

	Three-Month Period Ended
($ in millions)	March 29, 2019	March 30, 2018
Sales	$1,626.9	$1,476.0
Operating profit	309.0	271.3
Depreciation	32.3	30.6
Amortization	89.6	80.7
Operating profit as a % of sales	19.0%	18.4%
Depreciation as a % of sales	2.0%	2.1%
Amortization as a % of sales	5.5%	5.5%
Core Revenue

% Change Three-Month Period Ended March 29, 2019 vs. Comparable 2018 Period
Total sales growth (GAAP)	10.0%
Less the impact of:
Acquisitions	(7.0)%
Currency exchange rates	4.0%
Core revenue growth (non-GAAP)	7.0%
Price increases in the segment contributed 0.5% to sales growth on a year-over-year basis during the three-month period ended March 29, 2019 and are reflected as a component of core revenue growth.
Core sales of the business’ broad range of mass spectrometers grew on a year-over-year basis during the three-month period ended March 29, 2019, led by strong sales growth in the high-growth markets and Western Europe, partially offset by lower core sales in the clinical end-market in North America due to a difficult prior year comparison. Growth was led by demand in the academic and pharmaceutical end-markets and by service offerings. Core sales of microscopy products grew during the three-month period, partially driven by recent new product releases, and led by North America and China. Demand for the business’ flow cytometry and particle counting product lines increased across most major geographies, led by North America, China and Western Europe in the three-month period ended March 29, 2019. Core sales for filtration, separation and purification technologies increased across all major geographies in the three-month period in 2019 versus the comparable period in 2018, led by growth in the biopharmaceutical, aerospace and fluid technology and process and industrial end-markets.
Sales growth from acquisitions is primarily due to the acquisition of Integrated DNA Technologies (“IDT”) in April 2018. IDT provides additional sales and earnings growth opportunities for the segment by expanding the segment’s product line diversity, including new product and service offerings in the area of genomics consumables. During the three-month period ended March 29, 2019, IDT’s revenues grew on a year-over-year basis with growth across all major product lines and all major geographies, primarily driven by North America.
In addition, as noted above, the GE Biopharma Acquisition is expected to be completed in the fourth quarter of 2019 subject to customary conditions, including receipt of applicable regulatory approvals. Upon closing, the Company expects to include the GE Biopharma Business within the Life Sciences segment. The GE Biopharma Acquisition is expected to provide additional sales and earnings growth opportunities for the Company’s Life Sciences segment by expanding the business’ geographic and product line diversity, including new product and service offerings in the areas of process chromatography and consumables, cell culture media, single-use technologies, development instrumentation and consumables that complement the Company’s current biologics workflow solutions.

Operating Profit Performance
Operating profit margins increased 60 basis points during the three-month period ended March 29, 2019 as compared to the comparable period of 2018.
First quarter 2019 vs. first quarter 2018 operating profit margin comparisons were favorably impacted by:

•
Higher 2019 core sales volumes and incremental year-over-year cost savings, net of incremental year-over-year costs associated with various new product development, sales and marketing growth investments and the impact of foreign currency exchange rates in the first quarter of 2019 - 100 basis points

First quarter 2019 vs. first quarter 2018 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2019 of acquired businesses - 40 basis points

DIAGNOSTICS
The Company’s Diagnostics segment offers analytical instruments, reagents, consumables, software and services that hospitals, physicians’ offices, reference laboratories and other critical care settings use to diagnose disease and make treatment decisions.
Diagnostics Selected Financial Data

	Three-Month Period Ended
($ in millions)	March 29, 2019	March 30, 2018
Sales	$1,536.8	$1,519.7
Operating profit	233.1	248.0
Depreciation	91.6	94.3
Amortization	52.0	53.1
Operating profit as a % of sales	15.2%	16.3%
Depreciation as a % of sales	6.0%	6.2%
Amortization as a % of sales	3.4%	3.5%
Core Revenue

% Change Three-Month Period Ended March 29, 2019 vs. Comparable 2018 Period
Total sales growth (GAAP)	1.0%
Less the impact of:
Currency exchange rates	4.0%
Core revenue growth (non-GAAP)	5.0%
Pricing in the segment did not significantly impact sales growth on a year-over-year basis during the three-month period ended March 29, 2019.
Core sales in the segment’s clinical lab business increased on a year-over-year basis for the three-month period ended March 29, 2019 due to increased demand in the high-growth markets, led by China, and in North America, partially offset by lower demand in Western Europe. The immunoassay and automation product lines drove the core sales growth. During the three-month period, core sales decreased slightly in the molecular diagnostics business as growth in the developed markets was more than offset by the difficult prior year sales comparison driven by the severity of the 2018 flu season. Core sales in the acute care diagnostic business increased year-over-year in the three-month period ended March 29, 2019, as installed base growth drove continued strong sales of blood gas and immunoassay product lines across most major geographies, led by China and North America. Core sales in the pathology diagnostics business grew year-over-year in the three-month period, as demand for both the advanced staining and core histology product lines increased core sales in North America, China and Western Europe.

Operating Profit Performance
Operating profit margins decreased 110 basis points during the three-month period ended March 29, 2019 as compared to the comparable period of 2018. The following factors unfavorably impacted year-over-year operating profit margin comparisons:

•
Incremental year-over-year costs associated with various new product development, sales, service and marketing growth investments, unfavorable product mix and the impact of foreign currency exchange rates in the first quarter of 2019, net of higher 2019 core sales volumes and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2018 - 110 basis points

DENTAL
The Company’s Dental segment provides products that are used to diagnose, treat and prevent disease and ailments of the teeth, gums and supporting bone, as well as to improve the aesthetics of the human smile. With leading brand names, innovative technology and significant market position, the Company is a leading worldwide provider of a broad range of dental consumables, equipment and services, and is dedicated to driving technological innovations that help dental professionals improve clinical outcomes and enhance productivity.
Dental Selected Financial Data

	Three-Month Period Ended
($ in millions)	March 29, 2019	March 30, 2018
Sales	$659.7	$672.6
Operating profit	48.2	50.9
Depreciation	9.8	9.9
Amortization	22.5	22.9
Operating profit as a % of sales	7.3%	7.6%
Depreciation as a % of sales	1.5%	1.5%
Amortization as a % of sales	3.4%	3.4%
Core Revenue

% Change Three-Month Period Ended March 29, 2019 vs. Comparable 2018 Period
Total sales growth (GAAP)	(2.0)%
Less the impact of:
Currency exchange rates	4.5%
Core revenue growth (non-GAAP)	2.5%
Price in the segment negatively impacted sales growth by 0.5% on a year-over-year basis in the three-month period ended March 29, 2019 and is reflected as a component of core revenue growth.
Core revenue growth for the specialty consumables business, which consists of implant systems and orthodontic products, was led by high-growth markets, primarily China, and North America for the three-month period ended March 29, 2019. Core sales growth was driven by demand for premium implant systems and equipment, as well as increased demand for orthodontic products due partially to recent product launches. Core sales of dental equipment and traditional dental consumables grew in the three-month period ended March 29, 2019, led by demand in the high-growth markets. Core sales also grew in North America as the business experienced stabilization in this market after the realignment of certain distribution relationships disrupted 2018 performance.
In July 2018, the Company announced its intention to spin-off its Dental business into a separate publicly-traded company (the “Dental Separation”). On February 25, 2019, in connection with the announcement of the GE Biopharma Acquisition, the Company also announced a modification of its plans with respect to the Dental business, specifically that it now intends to conduct an initial public offering of shares of the Dental business in the second half of 2019, subject to the satisfaction of certain conditions, including obtaining final approval from the Danaher Board of Directors, favorable rulings from the IRS and other regulatory approvals.
Subsequent to the anticipated Dental IPO, the Company currently intends to distribute to our shareholders all or a portion of our remaining equity interest in the Dental business, which may include the spin-off of Dental business shares effected as a dividend to all our shareholders, the split-off of Dental business shares in exchange for Danaher shares or other securities, or any combination thereof in one transaction or in a series of transactions (collectively, the “Distribution”). While the Company currently intends to effect the Distribution, the Company has no obligation to pursue or consummate any further dispositions of our ownership in the Dental business, including through the Distribution, by any specified date or at all. If pursued, the Distribution may be subject to various conditions, including receipt of any necessary regulatory or other approvals, the existence of satisfactory market conditions, and the receipt of an opinion of counsel to the effect that the separation of the Dental business in connection with the IPO, together with such Distribution, will be tax-free to the Company and the Company’s shareholders for U.S. federal income tax purposes. The conditions to the Distribution may not be satisfied; the Company may decide not to consummate the Distribution even if the conditions are satisfied; or we may decide to waive one or more of these conditions and consummate the Distribution even if all of the conditions are not satisfied. In addition to or in lieu of the Distribution, subsequent to the Dental IPO the Company may sell additional shares of the Dental business in one or more publicly registered offerings or private placements. The Company cannot assure whether or when any such transaction will be consummated or as to the final terms of any such transaction.
Operating Profit Performance
Operating profit margins decreased 30 basis points during the three-month period ended March 29, 2019 as compared to the comparable period of 2018. The following factors unfavorably impacted year-over-year operating profit margin comparisons:

•
Lower overall pricing and incremental year-over-year costs associated with sales and marketing growth investments, net of higher 2019 core sales volumes, lower spending on productivity initiatives in 2019, cost savings associated with productivity initiatives taken in 2018 and the impact of foreign currency exchange rates in the first quarter of 2019 - 30 basis points

ENVIRONMENTAL & APPLIED SOLUTIONS
The Company’s Environmental & Applied Solutions segment offers products and services that help protect important resources and keep global food and water supplies safe. The Company’s water quality business provides instrumentation, services and disinfection systems to help analyze, treat and manage the quality of ultra-pure, potable, industrial, waste, ground, source and ocean water in residential, commercial, municipal, industrial and natural resource applications. The Company’s product identification business provides equipment, software, services and consumables for various color and appearance management, packaging design and quality management, packaging converting, printing, marking, coding and traceability applications on consumer, pharmaceutical and industrial products.
Environmental & Applied Solutions Selected Financial Data

	Three-Month Period Ended
($ in millions)	March 29, 2019	March 30, 2018
Sales	$1,056.5	$1,027.1
Operating profit	244.6	227.2
Depreciation	12.4	11.7
Amortization	15.8	15.6
Operating profit as a % of sales	23.2%	22.1%
Depreciation as a % of sales	1.2%	1.1%
Amortization as a % of sales	1.5%	1.5%

Core Revenue

% Change Three-Month Period Ended March 29, 2019 vs. Comparable 2018 Period
Total sales growth (GAAP)	3.0%
Less the impact of:
Acquisitions	(1.0)%
Currency exchange rates	3.5%
Core revenue growth (non-GAAP)	5.5%
Price increases in the segment contributed 1.5% to sales growth on a year-over-year basis during the three-month period ended March 29, 2019 and are reflected as a component of core revenue growth.
Core sales in the segment’s water quality business increased at a high-single digit rate during the three-month period ended March 29, 2019 as compared to the comparable period of 2018. Year-over-year core sales in the analytical instrumentation product line grew in the three-month period, driven by increased demand in high-growth markets, particularly China, and Western Europe. Core revenue growth in the business’ chemical treatment solutions product line for the three-month period was driven by higher demand in the oil and gas, primary metals and chemical end-markets, partially offset by lower core sales in the power end-market. Geographically, year-over-year core revenue growth for chemical treatment solutions was driven by increased demand in North America. Core sales in the business’ ultraviolet water disinfection product line increased across all major end-markets during the three-month period, led by the completion of several municipal projects. Geographically, year-over-year core sales growth for ultraviolet water disinfection products was driven by North America and China.
Core sales in the segment’s product identification businesses increased at a low-single digit rate during the three-month period ended March 29, 2019 as compared to the comparable period of 2018. Increased demand for marking and coding equipment and related consumables drove core sales growth in North America, Western Europe and high-growth markets. For packaging and color solutions products and services, increased demand for packaging was offset by lower demand for color solutions in the three-month period. Geographically, year-over-year core revenue growth for packaging and color solutions products and services strengthened in high-growth markets, but was offset by softness in developed markets.
Operating Profit Performance
Operating profit margins increased 110 basis points during the three-month period ended March 29, 2019 as compared to the comparable period of 2018.
First quarter 2019 vs. first quarter 2018 operating profit margin comparisons were favorably impacted by:

•
Higher 2019 core sales volumes, incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2018 and the impact of foreign currency exchange rates in the first quarter of 2019, net of incremental year-over-year costs associated with sales, service and marketing growth investments - 140 basis points

First quarter 2019 vs. first quarter 2018 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2019 of acquired businesses - 30 basis points

COST OF SALES AND GROSS PROFIT

	Three-Month Period Ended
($ in millions)	March 29, 2019	March 30, 2018
Sales	$4,879.9	$4,695.4
Cost of sales	(2,161.9)	(2,051.8)
Gross profit	$2,718.0	$2,643.6
Gross profit margin	55.7%	56.3%

The year-over-year increase in cost of sales during the three-month period ended March 29, 2019 as compared to the comparable period in 2018 was due primarily to the impact of higher year-over-year sales volumes, including sales from recently acquired businesses, partly offset by incremental year-over-year cost savings associated with the restructuring and continued productivity improvement actions taken in 2018.
The year-over-year decrease in gross profit margins during the three-month period ended March 29, 2019 as compared to the comparable period in 2018 was due to the impact of product mix and higher freight and tariffs costs, partially offset by the impact of higher year-over-year sales volumes, including sales from recently acquired businesses, increased leverage of certain manufacturing costs and incremental year-over-year cost savings associated with the restructuring activities and continued productivity improvement actions taken in 2018.

OPERATING EXPENSES

	Three-Month Period Ended
($ in millions)	March 29, 2019	March 30, 2018
Sales	$4,879.9	$4,695.4
Selling, general and administrative (“SG&A”) expenses	1,683.4	1,601.9
Research and development (“R&D”) expenses	310.8	298.7
SG&A as a % of sales	34.5%	34.1%
R&D as a % of sales	6.4%	6.4%
The year-over-year increase in SG&A expenses as a percentage of sales for the three-month period ended March 29, 2019 as compared to the comparable period in 2018, was primarily driven by investments in sales and marketing growth initiatives and a provision for legal matters of $36 million, partially offset by the benefit of increased leverage of the Company’s general and administrative cost base resulting from higher 2019 sales volumes.
Year-over-year, R&D expenses (consisting principally of internal and contract engineering personnel costs) remained constant as a percentage of sales for the three-month period ended March 29, 2019 as compared to the comparable period in 2018, as year-over-year increases in the Company’s new product development initiatives corresponded to the increase in sales.

NONOPERATING INCOME (EXPENSE)
The Company disaggregates the service cost component of net periodic benefit costs of the noncontributory defined benefit pension plans and other postretirement employee benefit plans and presents the other components of net periodic benefit cost in other income, net. These other components include the assumed rate of return on plan assets partially offset by amortization of actuarial losses and interest and aggregated to a gain of $5 million and $8 million for the three-month periods ended March 29, 2019 and March 30, 2018, respectively.

INTEREST COSTS AND FINANCING
For a discussion of the Company’s outstanding indebtedness, refer to Note 8 to the accompanying Consolidated Condensed Financial Statements.
Interest expense of $23 million for the three-month period ended March 29, 2019, was $16 million lower than the comparable period of 2018, due primarily to the impact of the Company’s cross-currency swap derivatives. In January 2019, the Company entered into approximately $1.9 billion of cross-currency swap derivative contracts on its U.S. dollar-denominated bonds to effectively convert the Company’s U.S. dollar-denominated bonds to obligations denominated in Danish kroner, Japanese yen, euro and Swiss franc. Interest income of $16 million for the three-month period ended March 29, 2019, was $14 million higher than the comparable period of 2018, due primarily to higher average cash balances during 2019 from the additional cash received from the Common Stock and MCPS Offerings completed in preparation for the GE Biopharma Acquisition.

INCOME TAXES
The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended
	March 29, 2019	March 30, 2018
Effective tax rate	53.7%	20.5%
The effective tax rate for 2019 differs from the U.S. federal statutory rate of 21.0% principally due to the impact of net discrete tax charges of $242 million ($0.34 per diluted share) related primarily to changes in estimates associated with prior period uncertain tax positions and audit settlements, net of the release of valuation allowances associated with certain foreign tax credits, tax benefits resulting from a change in tax law, and excess tax benefits from stock-based compensation. These discrete tax charges increased the reported tax rate by 34.0%. These provisions were partially offset by benefits from the impact of earnings outside the United States which generally are taxed at rates lower than the U.S. federal rate.
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
The Company and its subsidiaries are routinely examined by various domestic and international taxing authorities. The IRS has completed the examinations of substantially all of the Company’s federal income tax returns through 2011 and is currently examining certain of the Company’s federal income tax returns for 2012 through 2015. In addition, the Company has subsidiaries in Austria, Belgium, Canada, China, Denmark, France, Germany, India, Japan, New Zealand, Sweden, Switzerland and the United Kingdom and various other countries, states and provinces that are currently under audit for years ranging from 2004 through 2016.
In the fourth quarter of 2018 and first quarter of 2019, the IRS has proposed significant adjustments to the Company’s taxable income for the years 2012 through 2015 with respect to the deferral of tax on certain premium income related to the Company’s self-insurance programs. The proposed adjustments would increase the Company’s taxable income over the 2012-2015 period by approximately $2.7 billion. Management believes the positions the Company has taken in its U.S. tax returns are in accordance with the relevant tax laws, intends to vigorously defend these positions and is currently considering all of its alternatives. Due to the enactment of the TCJA in 2017 and the resulting reduction in the U.S. corporate tax rate for years after 2017, the Company revalued its deferred tax liabilities related to the temporary differences associated with this deferred premium income from 35.0% to 21.0%. If the Company is not successful in defending these assessments, the taxes owed to the IRS may be computed under the previous 35.0% statutory tax rate and the Company may be required to revalue the related deferred tax liabilities from 21.0% to 35.0%, which in addition to any interest due on the amounts assessed, would require a charge to future earnings. The ultimate resolution of this matter is uncertain, could take many years and could result in a material adverse impact to the Company’s Consolidated Condensed Financial Statements, including its cash flows and effective tax rate.
Tax authorities in Denmark have raised significant issues related to interest accrued by certain of the Company’s subsidiaries. On December 10, 2013, the Company received assessments from the Danish tax authority totaling approximately DKK 1.7 billion including interest through March 29, 2019 (approximately $253 million based on the exchange rate as of March 29, 2019), imposing withholding tax relating to interest accrued in Denmark on borrowings from certain of the Company’s subsidiaries for the years 2004-2009. The Company appealed these assessments to the National Tax Tribunal in 2014, which appeal has been pending awaiting the outcome of other cases brought to the CJEU. The Company is currently in discussions with SKAT and anticipates receiving an assessment for similar withholding tax matters for the years 2010-2012 totaling approximately DKK 994 million including interest through March 29, 2019 (approximately $149 million based on the exchange rate as of March 29, 2019). In February 2019, the CJEU decided several other cases related to Danish withholding tax on dividends and interest. In these cases, the CJEU ruled that the exemption of interest payments from withholding taxes provided in the applicable EU directive should be denied where taxpayers use the directive for abusive or fraudulent purposes, and that it is up to the national courts to make this determination. Management believes the positions the Company has taken in Denmark are in accordance with the relevant tax laws and is vigorously defending its positions. The Company intends on pursuing this matter through the Danish High Court should the appeal to the Tax Tribunal be unsuccessful. The Company will continue to monitor decisions of both the Danish courts and the CJEU and evaluate the impact of these court rulings on the Company’s tax positions in Denmark. The ultimate resolution of this matter is uncertain, could take many years, and could result in a material adverse impact to the Company’s Consolidated Condensed Financial Statements, including its effective tax rate.
The Company expects its effective tax rate for the remainder of 2019 to be approximately 20.0%. The Company’s effective tax rate could vary as a result of many factors, including but not limited to the following:

•
The expected rate for the remainder of 2019 includes the anticipated discrete income tax benefits from excess tax deductions related to the Company’s stock compensation programs, which are reflected as a reduction in tax expense, though the actual benefits (if any) will depend on the Company’s stock price and stock option exercise patterns.

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

COMPREHENSIVE INCOME
For the three-month period ended March 29, 2019, comprehensive income decreased $539 million as compared to the comparable period of 2018, primarily due to lower net earnings in 2019 versus the three-month period in 2018 and due to losses from foreign currency translation adjustments in the three-month period ended March 29, 2019 as compared to gains from foreign currency translation adjustments recognized in the comparable period of 2018. For the three-month period ended March 29, 2019, the Company recorded a foreign currency translation loss of $11 million, as compared to a foreign currency translation gain of $294 million for the three-month period ended March 30, 2018.

INFLATION
The effect of inflation on the Company’s revenues and net earnings was not significant in the three-month period ended March 29, 2019.

LIQUIDITY AND CAPITAL RESOURCES
Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company continues to generate substantial cash from operating activities and forecasts that its operating cash flow and other sources of liquidity (including the anticipated financing for the GE Biopharma Acquisition) will be sufficient to allow it to continue investing in existing businesses, consummating strategic acquisitions and investments (including the anticipated GE Biopharma Acquisition), paying interest and servicing debt and managing its capital structure on a short and long-term basis.

Following is an overview of the Company’s cash flows and liquidity ($ in millions):
Overview of Cash Flows and Liquidity

	Three-Month Period Ended
($ in millions)	March 29, 2019	March 30, 2018
Total operating cash flows	$703.3	$828.9

Cash paid for acquisitions	$(308.2)	$—
Payments for additions to property, plant and equipment	(155.7)	(137.9)
Proceeds from sales of property, plant and equipment	0.8	0.4
Payments for purchases of investments	(43.2)	—
Proceeds from sale of investments	—	21.9
All other investing activities	7.8	(7.1)
Net operating cash used in investing activities	$(498.5)	$(122.7)

Proceeds from the issuance of common stock in connection with stock-based compensation	$37.3	$23.2
Proceeds from the public offering of common stock, net of issuance costs	1,443.2	—
Proceeds from the public offering of preferred stock, net of issuance costs	1,599.6	—
Payment of dividends	(112.2)	(97.5)
Net repayments of borrowings (maturities of 90 days or less)	(86.1)	(236.6)
All other financing activities	(4.0)	(10.8)
Net operating cash provided by (used in) financing activities	$2,877.8	$(321.7)

•
Operating cash flows decreased $126 million, or approximately 15%, during the three-month period ended March 29, 2019 as compared to the comparable period of 2018, primarily due to lower earnings and higher cash used for funding trade accounts receivable, inventories and accounts payable during the period compared to the prior year. This decrease was partially offset by lower cash used for payments for income taxes.

•
On March 1, 2019, the Company completed the underwritten public offering of 12.1 million shares of Danaher common stock at a price to the public of $123.00 per share resulting in net proceeds of approximately $1.4 billion. Simultaneously, the Company completed the underwritten public offering of 1.65 million shares of its MCPS resulting in net proceeds of approximately $1.6 billion, after deducting expenses and the underwriters’ discount. The Company intends to use the net proceeds from the Common Stock Offering and the MCPS Offering to fund a portion of the cash consideration payable for, and certain costs associated with, the GE Biopharma Acquisition.

•	The Company invested $43 million in strategic non-marketable equity securities.

•	As of March 29, 2019, the Company held approximately $3.9 billion of cash and cash equivalents.

Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impact reported cash flows.
Operating cash flows were $703 million for the first three months of 2019, a decrease of $126 million, or approximately 15%, as compared to the comparable period of 2018. The year-over-year change in operating cash flows from 2018 to 2019 was primarily attributable to the following factors:

•	2019 operating cash flows reflected a decrease of $233 million in net earnings for the first three months of 2019 as compared to the comparable period in 2018.

•
Net earnings for the first three months of 2019 reflected an increase of $8 million of depreciation and amortization expense as compared to the comparable period of 2018. Amortization expense primarily relates to the amortization of intangible assets acquired in connection with acquisitions and increased due to recently acquired businesses. Depreciation expense relates to both the Company’s manufacturing and operating facilities as well as instrumentation leased to customers under OTL arrangements and increased due primarily to the impact of increased capital expenditures. Depreciation and amortization are noncash expenses that decrease earnings without a corresponding impact to operating cash flows.

•
The aggregate of trade accounts receivable, inventories and trade accounts payable used $91 million in operating cash flows during the first three months of 2019, compared to $142 million of operating cash flows provided in the comparable period of 2018. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories and trade accounts payable depends upon how effectively the Company manages the cash conversion cycle, which effectively represents the number of days that elapse from the day it pays for the purchase of raw materials and components to the collection of cash from its customers and can be significantly impacted by the timing of collections and payments in a period.

•
The aggregate of prepaid expenses and other assets and accrued expenses and other liabilities provided $93 million of operating cash flows during the first three months of 2019, compared to $233 million of operating cash flows used in the comparable period of 2018. Operational cash flows provided in the first three months of 2019 resulted primarily from the timing of cash payments for income taxes.

Investing Activities
Cash flows relating to investing activities consist of cash used for acquisitions and capital expenditures, including instruments leased to customers, cash used for investments and cash proceeds from divestitures of businesses or assets.
Net cash used in investing activities increased $376 million in the three-month period ended March 29, 2019 compared to the comparable period of 2018 due primarily to cash used for the acquisition of a business and investments in non-marketable equity securities during the three-month period ended March 29, 2019. For a discussion of the Company’s acquisitions during the first three months of 2019 refer to “—Overview”. In addition, for a description of the Company’s pending GE Biopharma Acquisition, refer to Note 3 to the accompanying Consolidated Condensed Financial Statements; and for a description of the anticipated Dental IPO, refer to Note 4 to the accompanying Consolidated Condensed Financial Statements.
Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development, improving information technology systems and the manufacture of instruments that are used in OTL arrangements that certain of the Company’s businesses enter into with customers. Capital expenditures increased $18 million on a year-over-year basis for the first three months of 2019 compared to 2018 due to increased investments in operating assets at newly acquired businesses such as IDT and increased investments in facilities and operating assets across the Company. For the full year 2019, the Company forecasts capital spending to be approximately $750 million, though actual expenditures will ultimately depend on business conditions.

Financing Activities and Indebtedness
Cash flows relating to financing activities consist primarily of cash flows associated with the issuance and repayments of commercial paper, issuance and repurchases of common stock, issuance of preferred stock and payments of cash dividends to shareholders. Financing activities provided cash of approximately $2.9 billion during the first three months of 2019 compared to $322 million of cash used in the comparable period of 2018. The year-over-year increase in cash provided by financing activities was due primarily to the public offerings of common and preferred stock during the first quarter of 2019 and lower net repayments from commercial paper borrowings in 2019.
For a description of the Company’s outstanding debt as of March 29, 2019, and the Company’s commercial paper programs and credit facilities, refer to Note 8 to the accompanying Consolidated Condensed Financial Statements. As of March 29, 2019, the Company was in compliance with all of its debt covenants.
The Company satisfies any short-term liquidity needs that are not met through operating cash flow and available cash primarily through issuances of commercial paper under its U.S. dollar and euro-denominated commercial paper programs. Credit support for the commercial paper programs is generally provided by the Company’s $4.0 billion Credit Facility.
As of March 29, 2019, Danaher had the ability to incur an additional approximately $1.7 billion of indebtedness in direct borrowings under the Credit Facility, and/or under outstanding commercial paper facilities (based on aggregate amounts available under the Credit Facility that were not being used to backstop outstanding commercial paper balances).
For a description of the Company’s anticipated financing of the pending GE Biopharma Acquisition, refer to Note 3 to the accompanying Consolidated Condensed Financial Statements.

The Company has classified the $673 million of 2019 Euronotes and approximately $2.3 billion of its borrowings outstanding under the euro-denominated commercial paper program as of March 29, 2019 as long-term debt in the accompanying Consolidated Condensed Balance Sheet as the Company had the intent and ability, as supported by availability under the Credit Facility, to refinance these borrowings for at least one year from the balance sheet date. As commercial paper obligations mature, the Company may issue additional short-term commercial paper obligations to refinance all or part of these borrowings.
Common Stock Offering and MCPS Stock Offering
For a description of the Common Stock and MCPS Offerings, refer to Note 14 to the accompanying Consolidated Condensed Financial Statements.

Stock Repurchase Program
For information regarding the Company’s stock repurchase program, please see Part II—Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”.

Dividends
Aggregate cash payments for dividends during the three-month period ended March 29, 2019 were $112 million. The increase over the comparable period of 2018 results from an increase in the quarterly dividend rate effective with respect to the dividend paid in the second quarter of 2018.
In the first quarter of 2019, the Company declared a regular quarterly dividend of $0.17 per share payable on April 26, 2019 to holders of record on March 29, 2019, reflecting a 6% increase in the per share amount of the Company’s quarterly dividend.
Dividends on our MCPS are payable on a cumulative basis, when and if declared by our Board, at an annual rate of 4.75% of the liquidation preference of $1,000 per share (equivalent to $47.50 annually per share).

Cash and Cash Requirements
As of March 29, 2019, the Company held approximately $3.9 billion of cash and cash equivalents that were held on deposit with financial institutions or invested in highly liquid investment-grade debt instruments with a maturity of 90 days or less with an approximate weighted average annual interest rate of 2.3%. Of this amount, approximately $2.8 billion was held within the United States and approximately $1.1 billion was held outside of the United States. The Company will continue to have cash requirements to support working capital needs, capital expenditures and acquisitions (including the GE Biopharma Acquisition), pay interest and service debt, pay taxes and any related interest or penalties, fund its restructuring activities and pension plans as required, pay dividends to shareholders, repurchase shares of the Company’s common stock and support other business needs. For a description of the Company’s anticipated financing of the GE Biopharma Acquisition, please refer to Note 3 to the accompanying Consolidated Condensed Financial Statements.
The Company generally intends to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions (including as noted above in connection with the GE Biopharma Acquisition), the Company may also borrow under its commercial paper programs or the credit facilities, enter into new credit facilities and either borrow directly thereunder or use such credit facilities to backstop additional borrowing capacity under its commercial paper programs and/or access the capital markets. The Company also may from time to time access the capital markets to take advantage of favorable interest rate environments or other market conditions. With respect to the Company’s 2019 Euronotes and commercial paper scheduled to mature during the remainder of 2019, the Company expects to repay the principal amounts when due using available cash, proceeds from the issuance of commercial paper and/or proceeds from other debt issuances.
While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company’s foreign cash could be repatriated to the United States. Following enactment of the TCJA and the associated Transition Tax, in general, repatriation of cash to the United States can be completed with no incremental U.S. tax; however, repatriation of cash could subject the Company to non-U.S. jurisdictional taxes on distributions. The cash that the Company’s non-U.S. subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. The income taxes, if any, applicable to such earnings including basis differences in our foreign subsidiaries are not readily determinable. As of March 29, 2019, management believes that it has sufficient sources of liquidity to satisfy its cash needs, including its cash needs in the United States.

During 2019, the Company’s cash contribution requirements for its U.S. and non-U.S. defined benefit pension plans are forecasted to be approximately $10 million and $50 million, respectively. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.

CRITICAL ACCOUNTING ESTIMATES
There were no material changes to the Company’s critical accounting estimates described in the Annual Report on Form 10-K for the year ended December 31, 2018 that have a material impact on the Company’s Consolidated Condensed Financial Statements and the related Notes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Instruments and Risk Management,” in the Company’s 2018 Annual Report. There were no material changes during the quarter ended March 29, 2019 to this information reported in the Company’s 2018 Annual Report.

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
During the first quarter of 2019, the Company implemented controls and processes relating to adoption of the new lease accounting standard that the Company adopted as of January 1, 2019. Throughout the implementation, the Company evaluated the impact of the adoption of the new standard on its internal control over financial reporting and made changes to controls where necessary to maintain the effectiveness of internal control over financial reporting in all material respects. There have been no other changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For additional information regarding legal proceedings, refer to the section titled “Legal Proceedings” in MD&A in the Company’s 2018 Annual Report on Form 10-K filed on February 21, 2019

ITEM 1A. RISK FACTORS
Except as set forth below, there were no material changes during the quarter ended March 29, 2019 to the risk factors reported in the Company’s 2018 Annual Report. Additional information regarding risk factors can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Information Related to Forward-Looking Statements,” in Part I—Item 2 of this Form 10-Q and in Part I—Item 1A of the Company’s 2018 Annual Report on Form 10-K.
We may not complete the GE Biopharma Acquisition within the time frame we anticipate or at all; any regulatory approval of the GE Biopharma Acquisition may be subject to conditions; and the GE Biopharma Acquisition could negatively impact our business, financial statements and stock price.
The GE Biopharma Acquisition discussed above would constitute Danaher’s largest acquisition to date based on purchase price, would expand Danaher’s business into new segments and involves a number of financial, accounting, managerial, operational, legal, compliance and other risks and challenges, including the following. Any of these risks or challenges could adversely affect our business, financial statements and stock price.

•
If the GE Biopharma Acquisition is not completed on the anticipated timetable or at all, or if regulatory approval of the acquisition is subject to conditions, we may fail to realize the anticipated benefits of the GE Biopharma Acquisition on the anticipated timetable or at all.

•
The GE Biopharma Business could under-perform relative to our expectations and the price that we pay or not perform in accordance with our anticipated timetable, or we could fail to operate such business profitably.

•	The GE Biopharma Acquisition could cause our financial results to differ from our own or the investment community’s expectations in any given period, or over the long-term.

•
Pre-closing and post-closing earnings charges related to the GE Biopharma Acquisition could adversely impact operating results in any given period, and the impact may be substantially different from period-to-period.

•	The GE Biopharma Acquisition could create demands on our management, operational resources and financial and internal control systems that we are unable to effectively address.

•
The GE Biopharma Acquisition could divert management’s attention and other resources, which could have a negative impact on our ability to manage existing operations or pursue other strategic transactions.

•
We could experience difficulty or greater-than-anticipated costs in integrating the personnel, operations and financial and other controls and systems of GE Biopharma, and could experience difficulty attracting and retaining key employees and customers.

•	We may be unable to achieve anticipated cost savings or other synergies on the timetable we expect or at all.

•
We may assume unknown liabilities, known contingent liabilities that become realized, known liabilities that prove greater than anticipated, internal control deficiencies or exposure to regulatory sanctions resulting from GE Biopharma’s activities and the realization of any of these liabilities or deficiencies may increase our expenses, adversely affect our financial position or cause us to fail to meet our public financial reporting obligations.

•	The GE Biopharma Purchase Agreement includes provisions relating to purchase price adjustments, which may have unpredictable financial results.

•
As a result of the GE Biopharma Acquisition, we expect to record significant goodwill and other assets on our balance sheet and if we are not able to realize the value of these assets, we may be required to incur impairment charges.

We have outstanding debt, and our debt will increase as a result of the GE Biopharma Acquisition. Our existing and future indebtedness may limit our operations and our use of our cash flow and negatively impact our credit ratings; and any failure to comply with the covenants that apply to our indebtedness could adversely affect our liquidity and financial statements.

As of March 29, 2019, we had approximately $9.5 billion in outstanding indebtedness and had the ability to incur approximately an additional approximately $1.7 billion of indebtedness in direct borrowings or under our outstanding commercial paper facility based on the amounts available under the Company’s $4.0 billion Credit Facility which were not being used to backstop outstanding commercial paper balances. We expect to incur up to approximately $18 billion of additional indebtedness to fund a portion of the purchase price of the GE Biopharma Acquisition.
Our debt level and related debt service obligations can have negative consequences, including (1) requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our debt, which reduces the funds we have available for other purposes such as acquisitions and other investments; (2) reducing our flexibility in planning for or reacting to changes in our business and market conditions; and (3) exposing us to interest rate risk since a portion of our debt obligations are at variable rates.
We anticipate that the additional indebtedness we expect to incur in connection with the GE Biopharma Acquisition will likely result in a negative change to our credit ratings and a potential downgrading compared to our credit rating prior to the public announcement of the GE Biopharma Acquisition. This anticipated reduction in our credit ratings will limit our ability to borrow at interest rates consistent with the interest rates that have been available to us prior to the GE Biopharma Acquisition. If our credit ratings are further downgraded or put on watch for a further potential downgrade, we may not be able to sell additional debt securities or borrow money in the amounts, at the times or interest rates or upon the more favorable terms and conditions that might be available if our current credit ratings were maintained.
Our current revolving credit facility and long-term debt obligations also impose certain restrictions on us, including certain restrictions on our ability to incur liens on our assets, and a requirement under the revolving credit facility to maintain a consolidated leverage ratio (the ratio of consolidated indebtedness to consolidated indebtedness plus shareholders’ equity) of 0.65 to 1.0 or less. If we breach any of these restrictions and cannot obtain a waiver from the lenders on favorable terms, subject to applicable cure periods, the outstanding indebtedness (and any other indebtedness with cross-default provisions) could be declared immediately due and payable, which would adversely affect our liquidity and financial statements.
If we add new debt in the future, the risks described above would increase.
We intend to conduct an initial public offering of shares of our Dental business in the second half of 2019. Subsequent to the initial public offering, we intend to distribute our remaining equity interest in the Dental business in one or more spin-off and/or split-off transactions, and in addition to or in lieu of such transactions may sell additional shares of the Dental business in one or more publicly registered offerings or private placements. Any or all of these transactions may not be completed on the currently contemplated timeline or at all and may not achieve the intended benefits.
In July 2018, the Company announced its intention to spin-off its Dental business into an independent publicly-traded company. On February 25, 2019, in connection with the announcement of the GE Biopharma Acquisition, the Company also announced a modification of its plans with respect to the Dental business, specifically that it now intends to conduct an initial public offering of shares of the Dental business in the second half of 2019, subject to the satisfaction of certain conditions, including obtaining final approval from the Danaher Board of Directors, receipt of favorable rulings from the IRS and receipt of other receipt of regulatory approvals. Subsequent to the Dental IPO, we intend to distribute our remaining equity interest in the Dental business in one or more spin-off and/or split-off transactions, and in addition to or in lieu of such transactions may sell additional shares of the Dental business in one or more publicly registered offerings or private placements.
Unanticipated developments, including adverse market conditions, possible delays in obtaining various tax rulings, regulatory approvals or clearances, uncertainty of the financial markets or changes in the Company’s cash requirements, business performance and challenges in establishing infrastructure or processes, could delay or prevent the proposed Dental IPO and/or any of the other potential transactions described above, or cause the proposed Dental IPO and/or any of the other potential transactions described above to occur on terms or conditions that are less favorable and/or different than expected. Even if these transactions are completed, we may not realize some or all of the anticipated benefits therefrom. Expenses incurred to accomplish these transactions may be significantly higher than what we currently anticipate.
Executing the proposed separation also requires significant time and attention from management, which could distract them from other tasks in operating our business. We cannot assure you that the Dental IPO and the other transactions described above, if consummated, will yield greater, net benefits to Danaher and its shareholders than if the Dental IPO and other transactions described above had not occurred.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the three-month period ended March 29, 2019. On July 16, 2013, the Company’s Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Repurchase Program, and the timing and amount of any shares repurchased under the program will be determined by the Company’s management based on its evaluation of market conditions and other factors. The Repurchase Program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plans) and for other corporate purposes. As of March 29, 2019, 20 million shares remained available for repurchase pursuant to the Repurchase Program. The Company expects to fund any future stock repurchases using the Company’s available cash balances or proceeds from the issuance of debt.
During the first quarter of 2019, holders of certain of the Company’s Liquid Yield Option Notes due 2021 (“LYONS”) converted such LYONS into an aggregate of 486 thousand shares of Danaher common stock, par value $0.01 per share. In each case, the shares of common stock were issued solely to existing security holders upon conversion of the LYONs pursuant to the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS

(a)	Exhibits:

2.1
Equity and Asset Purchase Agreement dated as of February 25, 2019, by and between General Electric Company and Danaher Corporation (incorporated by reference from Exhibit 2.1 to Danaher Corporation’s Current Report on Form 8-K filed February 25, 2019 (Commission File Number: 1-8089))

3.1
Restated Certificate of Incorporation of Danaher Corporation (incorporated by reference from Exhibit 3.1 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2012 (Commission File Number: 1-8089))

3.2
Amended and Restated By-laws of Danaher Corporation (incorporated by reference from Exhibit 3.2 to Danaher Corporation’s Current Report on Form 8-K filed December 6, 2016 (Commission File Number: 1-8089))

3.3
Certificate of Designations of the 4.75% Mandatory Convertible Preferred Stock, Series A, filed with the Secretary of State of the State of Delaware on February 28, 2019 (incorporated by reference from Exhibit 3.1 to Danaher Corporation’s Current Report on Form 8-K filed March 1, 2019 (Commission File Number: 1-8089))

4.1	Specimen Certificate of the 4.75% Mandatory Convertible Preferred Stock, Series A (contained in Exhibit 3.3 above)

10.1	Form of Danaher Corporation 2007 Omnibus Incentive Plan PSU Agreement

11.1	Computation of per-share earnings (See Note 15, “Net Earnings Per Share”, to the Consolidated Condensed Financial Statements)

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of March 29, 2019 and December 31, 2018, (ii) Consolidated Condensed Statements of Earnings for the three-month periods ended March 29, 2019 and March 30, 2018, (iii) Consolidated Condensed Statements of Comprehensive Income for the three-month periods ended March 29, 2019 and March 30, 2018, (iv) Consolidated Condensed Statements of Stockholders’ Equity for the three-month periods ended March 29, 2019 and March 30, 2018, (v) Consolidated Condensed Statements of Cash Flows for the three-month periods ended March 29, 2019 and March 30, 2018, and (vi) Notes to Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DANAHER CORPORATION

Date:	April 17, 2019	By:	/s/ Matthew R. McGrew
Matthew R. McGrew
Executive Vice President and Chief Financial Officer

Date:	April 17, 2019	By:	/s/ Robert S. Lutz
Robert S. Lutz
Senior Vice President and Chief Accounting Officer