Form 10-Q
period 2019-06-28
DANAHER CORP /DE/
filed 2019-07-18
CIK 313616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2019
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 1-8089
DANAHER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware		59-1995548
(State of Incorporation)		(I.R.S. Employer Identification Number)

2200 Pennsylvania Avenue, N.W., Suite 800W		20037-1701
Washington,	DC
(Address of Principal Executive Offices)		(Zip Code)
Registrant’s telephone number, including area code: 202-828-0850

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	DHR	New York Stock Exchange
4.75% Mandatory Convertible Preferred Stock, Series A, without par value	DHR.PRA	New York Stock Exchange
Floating Rate Senior Notes due 2022	DHR F 06/30/22	New York Stock Exchange
1.700% Senior Notes due 2022	DHR 1.7 01/04/22	New York Stock Exchange
2.500% Senior Notes due 2025	DHR 2.5 07/08/25	New York Stock Exchange
1.200% Senior Notes due 2027	DHR 1.2 06/30/27	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The number of shares of common stock outstanding at July 12, 2019 was 717,367,599.

DANAHER CORPORATION
INDEX
FORM 10-Q

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ and shares in millions, except per share amount)
(unaudited)

	June 28, 2019	December 31, 2018
ASSETS
Current assets:
Cash and equivalents	$5,433.6	$787.8
Trade accounts receivable, net	3,481.6	3,489.6
Inventories:
Finished goods	1,099.2	1,031.2
Work in process	332.4	313.9
Raw materials	624.3	565.0
Total inventories	2,055.9	1,910.1
Prepaid expenses and other current assets	632.6	906.3
Total current assets	11,603.7	7,093.8
Property, plant and equipment, net of accumulated depreciation of $2,999.2 and $2,828.3, respectively	2,541.6	2,511.2
Other long-term assets	1,678.1	648.4
Goodwill	26,074.5	25,906.0
Other intangible assets, net	11,424.1	11,673.1
Total assets	$53,322.0	$47,832.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$153.7	$51.8
Trade accounts payable	1,664.1	1,712.8
Accrued expenses and other liabilities	3,190.2	3,076.9
Total current liabilities	5,008.0	4,841.5
Other long-term liabilities	5,956.4	5,075.8
Long-term debt	10,144.4	9,688.5
Stockholders’ equity:
Preferred stock, without par value, 15.0 million shares authorized; 1.65 million shares of 4.75% Mandatory Convertible Preferred Stock, Series A, issued and outstanding at June 28, 2019; no shares issued or outstanding at December 31, 2018	1,599.6	—
Common stock - $0.01 par value, 2.0 billion shares authorized; 834.0 million issued and 717.3 million outstanding at June 28, 2019; 817.9 million issued and 701.5 million outstanding at December 31, 2018	8.3	8.2
Additional paid-in capital	7,482.6	5,834.3
Retained earnings	25,955.0	25,163.0
Accumulated other comprehensive income (loss)	(2,844.3)	(2,791.1)
Total Danaher stockholders’ equity	32,201.2	28,214.4
Noncontrolling interests	12.0	12.3
Total stockholders’ equity	32,213.2	28,226.7
Total liabilities and stockholders’ equity	$53,322.0	$47,832.5
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three-Month Period Ended		Six-Month Period Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Sales	$5,156.6	$4,981.0	$10,036.5	$9,676.4
Cost of sales	(2,279.2)	(2,163.9)	(4,441.1)	(4,215.7)
Gross profit	2,877.4	2,817.1	5,595.4	5,460.7
Operating costs:
Selling, general and administrative expenses	(1,671.8)	(1,637.9)	(3,355.2)	(3,239.8)
Research and development expenses	(321.8)	(311.7)	(632.6)	(610.4)
Operating profit	883.8	867.5	1,607.6	1,610.5
Nonoperating income (expense):
Other income, net	6.3	8.3	11.5	16.1
Interest expense	(20.6)	(43.2)	(43.9)	(82.3)
Interest income	26.2	2.5	41.9	3.9
Earnings before income taxes	895.7	835.1	1,617.1	1,548.2
Income taxes	(164.4)	(161.3)	(552.0)	(307.8)
Net earnings	731.3	673.8	1,065.1	1,240.4
Mandatory convertible preferred stock dividends	(22.7)	—	(29.2)	—
Net earnings attributable to common stockholders	$708.6	$673.8	$1,035.9	$1,240.4
Net earnings per common share:
Basic	$0.99	$0.96	$1.45	$1.77
Diluted	$0.97	$0.95	$1.43	$1.75
Average common stock and common equivalent shares outstanding:
Basic	717.6	700.2	712.6	699.4
Diluted	727.9	709.5	723.2	709.5

See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three-Month Period Ended		Six-Month Period Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Net earnings	$731.3	$673.8	$1,065.1	$1,240.4
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(46.5)	(641.1)	(57.3)	(347.0)
Pension and postretirement plan benefit adjustments	4.6	6.7	10.0	13.8
Unrealized gain (loss) on available-for-sale securities adjustments	0.5	(0.1)	0.9	(0.6)
Cash flow hedge adjustments	(6.8)	—	(6.8)	—
Total other comprehensive income (loss), net of income taxes	(48.2)	(634.5)	(53.2)	(333.8)
Comprehensive income	$683.1	$39.3	$1,011.9	$906.6
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ in millions)
(unaudited)

	Three-Month Period Ended		Six-Month Period Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Preferred stock
Balance, beginning of period	$1,599.6	$—	$—	$—
Issuance of Mandatory Convertible Preferred Stock	—	—	1,599.6	—
Balance, end of period	$1,599.6	$—	$1,599.6	$—
Common stock
Balance, beginning of period	$8.3	$8.1	$8.2	$8.1
Common stock-based award activity	—	0.1	—	0.1
Issuance of common stock	—	—	0.1	—
Balance, end of period	$8.3	$8.2	$8.3	$8.2
Additional paid-in capital
Balance, beginning of period	$7,376.3	$5,611.1	$5,834.3	$5,538.2
Common stock-based award activity	93.5	66.9	175.6	127.9
Common stock issued in connection with acquisitions	—	23.9	—	23.9
Common stock issued in connection with LYONs’ conversions, including tax benefit of $3.5, $1.1, $8.2 and $4.2, respectively	12.8	4.2	29.6	16.1
Issuance of common stock	—	—	1,443.1	—
Balance, end of period	$7,482.6	$5,706.1	$7,482.6	$5,706.1
Retained earnings
Balance, beginning of period	$25,368.5	$23,415.4	$25,163.0	$22,806.1
Adoption of accounting standards	—	—	—	154.5
Net earnings	731.3	673.8	1,065.1	1,240.4
Dividends declared	(122.1)	(112.0)	(243.9)	(223.8)
Mandatory Convertible Preferred Stock cumulative dividends	(22.7)	—	(29.2)	—
Balance, end of period	$25,955.0	$23,977.2	$25,955.0	$23,977.2
Accumulated other comprehensive income (loss)
Balance, beginning of period	$(2,796.1)	$(1,844.7)	$(2,791.1)	$(1,994.2)
Adoption of accounting standards	—	—	—	(151.2)
Other comprehensive income (loss)	(48.2)	(634.5)	(53.2)	(333.8)
Balance, end of period	$(2,844.3)	$(2,479.2)	$(2,844.3)	$(2,479.2)
Noncontrolling interests
Balance, beginning of period	$12.1	$11.9	$12.3	$9.6
Change in noncontrolling interests	(0.1)	0.2	(0.3)	2.5
Balance, end of period	$12.0	$12.1	$12.0	$12.1
Total stockholders’ equity, end of period	$32,213.2	$27,224.4	$32,213.2	$27,224.4
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Six-Month Period Ended
	June 28, 2019	June 29, 2018
Cash flows from operating activities:
Net earnings	$1,065.1	$1,240.4
Noncash items:
Depreciation	300.5	302.0
Amortization	358.7	353.4
Stock-based compensation expense	85.4	73.4
Change in trade accounts receivable, net	7.4	159.6
Change in inventories	(171.5)	(197.1)
Change in trade accounts payable	(47.0)	87.0
Change in prepaid expenses and other assets	211.9	186.2
Change in accrued expenses and other liabilities	64.3	(340.0)
Net operating cash provided by operating activities	1,874.8	1,864.9
Cash flows from investing activities:
Cash paid for acquisitions	(326.6)	(2,067.8)
Payments for additions to property, plant and equipment	(336.5)	(291.7)
Proceeds from sales of property, plant and equipment	12.1	1.4
Payments for purchases of investments	(92.3)	—
Proceeds from sale of investments	—	22.1
All other investing activities	15.9	(29.3)
Net operating cash used in investing activities	(727.4)	(2,365.3)
Cash flows from financing activities:
Proceeds from the issuance of common stock in connection with stock-based compensation	83.0	49.7
Proceeds from the public offering of common stock, net of issuance costs	1,443.2	—
Proceeds from the public offering of preferred stock, net of issuance costs	1,599.6	—
Payment of dividends	(233.9)	(209.3)
Net proceeds from borrowings (maturities of 90 days or less)	599.6	1,030.1
Net repayments of borrowings (maturities longer than 90 days)	(3.9)	(3.9)
All other financing activities	(4.8)	(16.2)
Net operating cash provided by financing activities	3,482.8	850.4
Effect of exchange rate changes on cash and equivalents	15.6	(76.3)
Net change in cash and equivalents	4,645.8	273.7
Beginning balance of cash and equivalents	787.8	630.3
Ending balance of cash and equivalents	$5,433.6	$904.0

Supplemental disclosures:
Cash interest payments	$49.2	$65.4
Cash income tax payments	196.1	310.4
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. GENERAL
The Consolidated Condensed Financial Statements included herein have been prepared by Danaher Corporation (“Danaher” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In this quarterly report, the terms “Danaher” or the “Company” refer to Danaher Corporation, Danaher Corporation and its consolidated subsidiaries or the consolidated subsidiaries of Danaher Corporation, as the context requires. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The Consolidated Condensed Financial Statements included herein should be read in conjunction with the financial statements as of and for the year ended December 31, 2018 and the Notes thereto included in the Company’s 2018 Annual Report on Form 10-K filed on February 21, 2019 (the “2018 Annual Report” or “2018 Annual Report on Form 10-K”).
In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 28, 2019 and December 31, 2018, its results of operations for the three and six-month periods ended June 28, 2019 and June 29, 2018 and its cash flows for each of the six-month periods then ended.
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
On January 1, 2019, the Company adopted ASC 842 using the modified retrospective method for all lease arrangements at the beginning of the period of adoption. Results for reporting periods beginning January 1, 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 840, Leases (“ASC 840”). The standard had a material impact on the Company’s Consolidated Condensed Balance Sheet but did not have a significant impact on the Company’s consolidated net earnings and cash flows. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while the accounting for finance leases remained substantially unchanged. For leases that commenced before the effective date of ASC 842, the Company elected the permitted practical expedients to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. The Company also elected to include leases with a term of 12 months or less in the recognized ROU assets and lease liabilities.
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
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The ASU was effective for public entities for fiscal years beginning after December 15, 2018. In January 2019, the Company entered into approximately $1.9 billion of cross-currency swap derivative contracts to hedge its net investment in foreign operations against adverse changes in the exchange rates between the U.S. dollar and the Danish kroner, Japanese yen, euro and Swiss franc. In June 2019, the Company entered into interest rate swap agreements with a notional amount of $850 million which represents a portion of the amount of U.S. dollar-denominated bonds (with terms ranging from 10 to 30 years) the Company anticipates issuing to finance a portion of the acquisition of the Biopharma Business of General Electric Company (“GE”) Life Sciences (the “GE Biopharma Business” or “GE Biopharma”). These contracts effectively fix the interest rate for a portion of the Company’s anticipated U.S. denominated debt issuance equal to the notional amount of the swaps to the rate specified in the interest rate swap agreements. Refer to Note 9 for additional disclosures about the Company’s hedging activities.
Except for the above accounting policy for leases that was updated as a result of adopting ASC 842, there have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2018 that have a material impact on the Company’s Consolidated Condensed Financial Statements and the related Notes.
Accounting Standards Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. The ASU is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. In November 2018, April 2019 and May 2019, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments and ASU No. 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief which provided additional implementation guidance on the previously issued ASU. Management has not yet completed its assessment of the impact of the new standard on the Company’s financial statements. Currently, the Company believes that the most notable impact of this ASU will relate to its processes around the assessment of the adequacy of its allowance for doubtful accounts on trade accounts receivable and the recognition of credit losses.

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
In August 2018, the FASB issued ASU No. 2018-14, Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, which amends ASC 715, Compensation—Retirement Benefits, to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The ASU is effective for public entities for fiscal years beginning after December 15, 2020, with early adoption permitted. Management has not yet completed its assessment of the impact of the new standard on the Company’s financial statements.

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

	Foreign Currency Translation Adjustments	Pension & Postretirement Plan Benefit Adjustments		Unrealized Gain (Loss) on Available-For-Sale Securities Adjustments	Cash Flow Hedge Adjustments	Total
For the Three-Month Period Ended June 28, 2019:
Balance, March 29, 2019	$(2,108.9)	$(685.7)		$(1.5)	$—	$(2,796.1)
Other comprehensive income (loss) before reclassifications:
(Decrease) increase	(51.9)	—		0.7	(8.9)	(60.1)
Income tax impact	5.4	—		(0.2)	2.1	7.3
Other comprehensive income (loss) before reclassifications, net of income taxes	(46.5)	—		0.5	(6.8)	(52.8)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	6.1	(a)	—	—	6.1
Income tax impact	—	(1.5)		—	—	(1.5)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	4.6		—	—	4.6
Net current period other comprehensive income (loss), net of income taxes	(46.5)	4.6		0.5	(6.8)	(48.2)
Balance, June 28, 2019	$(2,155.4)	$(681.1)		$(1.0)	$(6.8)	$(2,844.3)
For the Three-Month Period Ended June 29, 2018:
Balance, March 30, 2018	$(1,171.8)	$(671.3)		$(1.6)	$—	$(1,844.7)
Other comprehensive income (loss) before reclassifications:
Decrease	(641.1)	—		(0.1)	—	(641.2)
Income tax impact	—	—		—	—	—
Other comprehensive income (loss) before reclassifications, net of income taxes	(641.1)	—		(0.1)	—	(641.2)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	8.8	(a)	—	—	8.8
Income tax impact	—	(2.1)		—	—	(2.1)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	6.7		—	—	6.7
Net current period other comprehensive income (loss), net of income taxes	(641.1)	6.7		(0.1)	—	(634.5)
Balance, June 29, 2018	$(1,812.9)	$(664.6)		$(1.7)	$—	$(2,479.2)
(a) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost. Refer to Note 10 for additional details.

	Foreign Currency Translation Adjustments	Pension & Postretirement Plan Benefit Adjustments		Unrealized Gain (Loss) on Available-For-Sale Securities Adjustments	Cash Flow Hedge Adjustments	Total
For the Six-Month Period Ended June 28, 2019:
Balance, December 31, 2018	$(2,098.1)	$(691.1)		$(1.9)	$—	$(2,791.1)
Other comprehensive income (loss) before reclassifications:
(Decrease) increase	(59.2)	—		1.2	(8.9)	(66.9)
Income tax impact	1.9	—		(0.3)	2.1	3.7
Other comprehensive income (loss) before reclassifications, net of income taxes	(57.3)	—		0.9	(6.8)	(63.2)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	13.2	(a)	—	—	13.2
Income tax impact	—	(3.2)		—	—	(3.2)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	10.0		—	—	10.0
Net current period other comprehensive income (loss), net of income taxes	(57.3)	10.0		0.9	(6.8)	(53.2)
Balance, June 28, 2019	$(2,155.4)	$(681.1)		$(1.0)	$(6.8)	$(2,844.3)
For the Six-Month Period Ended June 29, 2018:
Balance, December 31, 2017	$(1,422.1)	$(571.2)		$(0.9)	$—	$(1,994.2)
Adoption of accounting standards	(43.8)	(107.2)		(0.2)	—	(151.2)
Balance, January 1, 2018	(1,465.9)	(678.4)		(1.1)	—	(2,145.4)
Other comprehensive income (loss) before reclassifications:
Decrease	(347.0)	—		(0.8)	—	(347.8)
Income tax impact	—	—		0.2	—	0.2
Other comprehensive income (loss) before reclassifications, net of income taxes	(347.0)	—		(0.6)	—	(347.6)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	18.1	(a)	—	—	18.1
Income tax impact	—	(4.3)		—	—	(4.3)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	13.8		—	—	13.8
Net current period other comprehensive income (loss), net of income taxes	(347.0)	13.8		(0.6)	—	(333.8)
Balance, June 29, 2018	$(1,812.9)	$(664.6)		$(1.7)	$—	$(2,479.2)

(a) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost. Refer to Note 10 for additional details.

NOTE 2. REVENUE
The following tables present the Company’s revenues disaggregated by geographical region and revenue type for the three and six-month periods ended June 28, 2019 and June 29, 2018 ($ in millions). Sales taxes and other usage-based taxes collected from customers are excluded from revenue.

	Life Sciences	Diagnostics	Dental	Environmental & Applied Solutions	Total
Three-Month Period Ended June 28, 2019:
Geographical region:
North America	$653.6	$601.0	$340.2	$488.3	$2,083.1
Western Europe	459.3	281.7	156.1	261.6	1,158.7
Other developed markets	137.6	95.2	45.0	31.3	309.1
High-growth markets	462.1	640.4	170.8	332.4	1,605.7
Total	$1,712.6	$1,618.3	$712.1	$1,113.6	$5,156.6

Revenue type:
Recurring	$1,111.9	$1,380.6	$522.1	$592.8	$3,607.4
Nonrecurring	600.7	237.7	190.0	520.8	1,549.2
Total	$1,712.6	$1,618.3	$712.1	$1,113.6	$5,156.6

Three-Month Period Ended June 29, 2018:
Geographical region:
North America	$578.0	$578.7	$346.1	$450.7	$1,953.5
Western Europe	449.5	288.7	170.5	263.2	1,171.9
Other developed markets	138.5	91.3	47.1	32.3	309.2
High-growth markets	439.2	592.2	169.7	345.3	1,546.4
Total	$1,605.2	$1,550.9	$733.4	$1,091.5	$4,981.0

Revenue type:
Recurring	$1,056.0	$1,311.0	$547.3	$574.6	$3,488.9
Nonrecurring	549.2	239.9	186.1	516.9	1,492.1
Total	$1,605.2	$1,550.9	$733.4	$1,091.5	$4,981.0

	Life Sciences	Diagnostics	Dental	Environmental & Applied Solutions	Total
Six-Month Period Ended June 28, 2019:
Geographical region:
North America	$1,240.9	$1,233.4	$638.7	$937.5	$4,050.5
Western Europe	919.6	570.6	316.2	521.3	2,327.7
Other developed markets	286.9	187.2	85.4	60.2	619.7
High-growth markets	892.1	1,163.9	331.5	651.1	3,038.6
Total	$3,339.5	$3,155.1	$1,371.8	$2,170.1	$10,036.5

Revenue type:
Recurring	$2,180.1	$2,704.7	$1,009.9	$1,175.0	$7,069.7
Nonrecurring	1,159.4	450.4	361.9	995.1	2,966.8
Total	$3,339.5	$3,155.1	$1,371.8	$2,170.1	$10,036.5

Six-Month Period Ended June 29, 2018:
Geographical region:
North America	$1,058.4	$1,186.1	$637.4	$869.0	$3,750.9
Western Europe	899.4	599.1	346.1	528.0	2,372.6
Other developed markets	283.4	183.5	91.0	63.9	621.8
High-growth markets	840.0	1,101.9	331.5	657.7	2,931.1
Total	$3,081.2	$3,070.6	$1,406.0	$2,118.6	$9,676.4

Revenue type:
Recurring	$2,026.4	$2,619.5	$1,035.3	$1,131.6	$6,812.8
Nonrecurring	1,054.8	451.1	370.7	987.0	2,863.6
Total	$3,081.2	$3,070.6	$1,406.0	$2,118.6	$9,676.4

The Company sells equipment to customers as well as consumables, spare parts, software licenses and services, some of which customers purchase on a recurring basis. In most of the Company’s businesses, consumables are typically critical to the use of the equipment and are typically used on a one-time or limited basis, requiring frequent replacement in the customer’s operating cycle. Examples of these consumables include reagents used in diagnostic tests, filters used in filtration, separation and purification processes and cartridges for marking and coding equipment. Additionally, some of the Company’s consumables are used on a standalone basis, such as dental implants and water treatment solutions. The Company separates its goods and services between those sold on a recurring basis and those sold on a nonrecurring basis. Recurring revenue includes revenue from consumables, services, spare parts, software licenses recognized over time, software-as-a-service, sales-and-usage based royalties and OTLs. Nonrecurring revenue includes sales from equipment, software licenses recognized at a point in time and STLs. OTLs and STLs are included in the above revenue amounts. For the three-month periods ended June 28, 2019 and June 29, 2018, revenue accounted for under ASC 842 and ASC 840 was $106 million and $96 million, respectively. For the six-month periods ended June 28, 2019 and June 29, 2018, revenue accounted for under ASC 842 and ASC 840 was $213 million and $193 million, respectively.
Remaining performance obligations related to Topic 606, Revenue from Contracts with Customers (“ASC 606”) represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period. As of June 28, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $2.0 billion. The Company expects to recognize revenue on approximately 40% of the remaining performance obligations over the next 12 months, 25% over the subsequent 12 months, and the remainder thereafter.
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

Often this results in billing occurring subsequent to revenue recognition resulting in contract assets. Contract assets are generally classified as other current assets in the Consolidated Condensed Balance Sheets. The balance of contract assets as of June 28, 2019 and December 31, 2018 were $85 million and $82 million, respectively.
The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the Consolidated Condensed Balance Sheets based on the timing of when the Company expects to recognize revenue. As of June 28, 2019 and December 31, 2018, contract liabilities were $822 million and $799 million, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets. Revenue recognized during the six-month periods ended June 28, 2019 and June 29, 2018 that was included in the contract liability balance on December 31, 2018 and at the date of adoption of ASC 606 on January 1, 2018 was $442 million and $424 million, respectively. Contract assets and liabilities are reported on the accompanying Consolidated Condensed Balance Sheets on a contract-by-contract basis.

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
The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. In the months after closing, as the Company obtains additional information about these assets and liabilities, including through tangible and intangible asset appraisals, and learns more about the newly acquired business, it is able to refine the estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. The Company is continuing to evaluate certain pre-acquisition contingencies associated with its 2018 and 2019 acquisitions and is also in the process of obtaining valuations of acquired intangible assets and certain acquisition-related liabilities in connection with these acquisitions. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.
During the six-month period ended June 28, 2019, the Company acquired three businesses for total consideration of $327 million in cash, net of cash acquired. The businesses acquired complement existing units of the Life Sciences segment. The aggregate annual sales of these businesses at the time of their acquisition, based on the companies’ revenues for their last completed fiscal year prior to the acquisition, were $68 million. The Company preliminarily recorded an aggregate of $210 million of goodwill related to these acquisitions.
The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the acquisitions consummated during the six-month period ended June 28, 2019 ($ in millions):

Trade accounts receivable	$8.6
Inventories	8.8
Property, plant and equipment	3.9
Goodwill	210.3
Other intangible assets, primarily customer relationships, trade names and technology	115.2
Trade accounts payable	(2.8)
Other assets and liabilities, net	(17.4)
Net cash consideration	$326.6

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

	Three-Month Period Ended		Six-Month Period Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Sales	$5,157.5	$5,020.4	$10,043.3	$9,810.4
Net earnings attributable to common stockholders	707.7	679.2	1,031.6	1,230.6
Diluted net earnings per share	0.97	0.96	1.43	1.74

In the three-month period ended June 29, 2018, unaudited pro forma earnings set forth above were adjusted to exclude the $1 million pretax impact of nonrecurring acquisition date fair value adjustments to inventory related to the 2018 acquisition of Integrated DNA Technologies, Inc. (“IDT”).
In addition, acquisition-related transaction costs of $15 million associated with the IDT acquisition were excluded from pro forma earnings in 2018.
Pending Acquisition
On February 25, 2019, the Company entered into an Equity and Asset Purchase Agreement (the “GE Biopharma Purchase Agreement”) with GE to acquire the GE Biopharma Business for a cash purchase price of approximately $21.0 billion, subject to certain adjustments, and the assumption of approximately $0.4 billion of pension liabilities (the “GE Biopharma Acquisition”). The GE Biopharma Business is a leading provider of instruments, consumables and software that support the research, discovery, process development and manufacturing workflows of biopharmaceutical drugs. Based on unaudited preliminary financial measures provided by GE, the GE Biopharma Business generated revenues of approximately $3.0 billion in 2018. The Company expects to include the GE Biopharma Business within the Life Sciences segment. The GE Biopharma Acquisition is expected to provide additional sales and earnings growth opportunities for the Company’s Life Sciences segment by expanding the business’ geographic and product line diversity, including new product and service offerings that complement the Company’s current biologics workflow solutions. The transaction is expected to be completed in the fourth quarter of 2019, subject to customary conditions, including receipt of applicable regulatory approvals.
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

NOTE 4. ENVISTA INITIAL PUBLIC OFFERING
In July 2018, the Company announced its intention to spin-off its Dental business into a separate publicly-traded company, Envista Holdings Corporation (“Envista”). On February 25, 2019, in connection with the announcement of the GE Biopharma Acquisition, the Company also announced a modification of its plans with respect to Envista, specifically that it now intends to conduct an initial public offering of Envista shares (the “Envista IPO”) in the second half of 2019, subject to the satisfaction of certain conditions, including obtaining final approval from the Danaher Board of Directors, favorable rulings from the Internal Revenue Service (“IRS”) and other regulatory approvals. All assets, liabilities, revenues and expenses of Envista are included in continuing operations of the Company in these Consolidated Condensed Financial Statements.
Subsequent to the anticipated Envista IPO, the Company currently intends to distribute to our shareholders all or a portion of the Company’s remaining equity interest in Envista, which may include the spin-off of Envista shares effected as a dividend to all of the Company’s shareholders, the split-off of Envista shares in exchange for Danaher shares or other securities, or any combination thereof in one transaction or in a series of transactions (collectively, “the Distribution”). While the Company currently intends to effect the Distribution, the Company has no obligation to pursue or consummate any further dispositions of Danaher’s ownership in Envista, including through the Distribution, by any specified date or at all. If pursued, the Distribution may be subject to various conditions, including receipt of any necessary regulatory or other approvals, the existence of satisfactory market conditions, and the receipt of an opinion of counsel to the effect that the separation of Envista in connection with the IPO, together with such Distribution, will be tax-free to the Company and the Company’s shareholders for U.S. federal income tax purposes. The conditions to the Distribution may not be satisfied; the Company may decide not to consummate the

Distribution even if the conditions are satisfied; or the Company may decide to waive one or more of these conditions and consummate the Distribution even if all of the conditions are not satisfied. The Company cannot assure whether or when any such transaction will be consummated or as to the final terms of any such transaction.

NOTE 5. LEASES
The Company has operating leases for office space, warehouses, distribution centers, research and development facilities, manufacturing locations and certain equipment, primarily automobiles. Many leases include one or more options to renew, some of which include options to extend the leases for up to 30 years, and some leases include options to terminate the leases within 30 days. In certain of the Company’s lease agreements, the rental payments are adjusted periodically to reflect actual charges incurred for common area maintenance, utilities, inflation and/or changes in other indexes. The Company’s finance leases were not material as of June 28, 2019 and for both the three and six-month periods then ended. ROU assets arising from finance leases are included in property, plant and equipment, net and the liabilities are included in notes payable and current portion of long-term debt and long-term debt in the accompanying Consolidated Condensed Balance Sheets.
The components of operating lease expense were as follows ($ in millions):

	Three-Month Period Ended	Six-Month Period Ended
	June 28, 2019	June 28, 2019
Fixed operating lease expense (a)	$56.0	$119.4
Variable operating lease expense	12.9	24.9
Total operating lease expense	$68.9	$144.3
(a) Includes short-term leases and sublease income, both of which were immaterial.
Supplemental cash flow information related to the Company’s operating leases for the six-month period ended June 28, 2019 was as follows ($ in millions):

Cash paid for amounts included in the measurement of operating lease liabilities	$119.8
ROU assets obtained in exchange for operating lease obligations	66.3

The following table presents the lease balances within the Consolidated Condensed Balance Sheet, weighted average remaining lease term, and weighted average discount rates related to the Company’s operating leases as of June 28, 2019 ($ in millions):

Lease Assets and Liabilities	Classification
Assets:
Operating lease ROU assets	Other long-term assets	$924.9

Liabilities:
Current:
Operating lease liabilities	Accrued expenses and other liabilities	$185.2
Long-term:
Operating lease liabilities	Other long-term liabilities	780.1
Total operating lease liabilities		$965.3

Weighted average remaining lease term		7 years
Weighted average discount rate		3.1%

The following table presents the maturity of the Company’s operating lease liabilities as of June 28, 2019 ($ in millions):

Remainder of 2019	$110.9
2020	190.9
2021	156.1
2022	131.7
2023	112.9
Thereafter	387.2
Total operating lease payments	1,089.7
Less: imputed interest	124.4
Total operating lease liabilities	$965.3

As of June 28, 2019, the Company had no additional significant operating or finance leases that had not yet commenced.

NOTE 6. GOODWILL
The following is a rollforward of the Company’s goodwill ($ in millions):

Balance, December 31, 2018	$25,906.0
Attributable to 2019 acquisitions	210.3
Adjustments due to finalization of purchase price allocations	(6.9)
Foreign currency translation and other	(34.9)
Balance, June 28, 2019	$26,074.5
The carrying value of goodwill by segment is summarized as follows ($ in millions):

	June 28, 2019	December 31, 2018
Life Sciences	$13,488.0	$13,311.0
Diagnostics	6,919.1	6,925.6
Dental	3,321.9	3,325.5
Environmental & Applied Solutions	2,345.5	2,343.9
Total	$26,074.5	$25,906.0

The Company has not identified any “triggering” events which indicate an impairment of goodwill in the six-month period ended June 28, 2019.

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

A summary of financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 28, 2019:
Assets:
Available-for-sale debt securities	$—	$36.4	$—	$36.4
Investment in equity securities	—	—	241.2	241.2
Cross-currency swap derivative contracts	—	0.3	—	0.3
Liabilities:
Cross-currency swap derivative contracts	—	5.0	—	5.0
Interest rate swap derivative contracts	—	8.9	—	8.9
Deferred compensation plans	—	69.3	—	69.3

December 31, 2018:
Assets:
Available-for-sale debt securities	$—	$38.3	$—	$38.3
Investment in equity securities	—	—	148.9	148.9
Liabilities:
Deferred compensation plans	—	60.9	—	60.9

Available-for-sale debt securities, which are included in other long-term assets in the accompanying Consolidated Condensed Balance Sheets, are measured at fair value using quoted prices reported by investment brokers and dealers based on the underlying terms of the security and comparison to similar securities traded on an active market. As of June 28, 2019, available-for-sale debt securities primarily include U.S. Treasury Notes and corporate debt securities, which are valued based on instruments with similar terms traded on an active market.
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
The cross-currency swap derivative contracts are used to partially hedge the Company’s net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the Danish kroner, Japanese yen, euro and Swiss franc. The cross-currency swap derivative contracts are classified as Level 2 in the fair value hierarchy as they are measured using the income approach with the relevant interest rates and foreign currency current exchange rates and forward curves as inputs. Refer to Note 9 for additional information.
In June 2019, the Company entered into interest rate swap agreements with a notional amount of $850 million which represents a portion of the amount of U.S. dollar-denominated bonds (with terms ranging from 10 to 30 years) the Company anticipates issuing to finance a portion of the GE Biopharma Acquisition. These contracts effectively fix the interest rate for a portion of the Company’s anticipated U.S. denominated debt issuance equal to the notional amount of the swaps to the rate specified in the interest rate swap agreements. The interest rate swap derivative contracts are classified as Level 2 in the fair value hierarchy as they are measured using the income approach, based on the relevant interest rate yield curves. Refer to Note 9 for additional information.
The Company has established nonqualified contribution and deferred compensation programs that permit the Company to make tax-deferred contributions to officers and certain other employees, and also permit directors, officers and certain other employees to voluntarily defer taxation on a portion of their compensation. All amounts contributed or deferred under such plans are unfunded, unsecured obligations of the Company and are presented as a component of the Company’s compensation and benefits accrual included in other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets. Non-director participants may choose among alternative earning rates for the amounts they defer, which are primarily based on investment options within the Company’s 401(k) program. Changes in the deferred compensation liability under these programs are recognized based on changes in the fair value of the participants’ accounts, which are based on the applicable earnings rates. Amounts voluntarily deferred by directors and amounts unilaterally contributed to participant accounts by the Company are deemed invested in the Company’s common stock and future distributions of such contributions (as well as future distributions of any voluntary deferrals allocated at any time to the Danaher common stock investment option) will be made solely in shares of Company common stock, and therefore are not reflected in the above amounts.
Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments were as follows ($ in millions):

	June 28, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Available-for-sale debt securities	$36.4	$36.4	$38.3	$38.3
Investment in equity securities	241.2	241.2	148.9	148.9
Cross-currency swap derivative contracts	0.3	0.3	—	—
Liabilities:
Cross-currency swap derivative contracts	5.0	5.0	—	—
Interest rate swap derivative contracts	8.9	8.9	—	—
Notes payable and current portion of long-term debt	153.7	153.7	51.8	51.8
Long-term debt	10,144.4	10,580.3	9,688.5	9,990.6

As of June 28, 2019 and December 31, 2018, investments in non-marketable equity securities were categorized as Level 3, available-for-sale debt securities, cross-currency swap derivative contracts and interest rate swap derivative contracts were categorized as Level 2 and short and long-term borrowings were categorized as Level 1.
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

NOTE 8. FINANCING
As of June 28, 2019, the Company was in compliance with all of its debt covenants. The components of the Company’s debt were as follows ($ in millions):

	June 28, 2019	December 31, 2018
U.S. dollar-denominated commercial paper	$—	$72.8
Euro-denominated commercial paper (€2.7 billion and €2.1 billion, respectively)	3,047.4	2,377.5
1.0% senior unsecured notes due 2019 (€600.0 million aggregate principal amount) (the “2019 Euronotes”)	682.1	687.0
2.4% senior unsecured notes due 2020	499.0	498.5
5.0% senior unsecured notes due 2020 (the “2020 Assumed Pall Notes”)	382.8	386.7
Zero-coupon LYONs due 2021	35.3	56.2
0.352% senior unsecured notes due 2021 (¥30.0 billion aggregate principal amount) (the “2021 Yen Notes”)	277.8	273.2
1.7% senior unsecured notes due 2022 (€800.0 million aggregate principal amount) (the “2022 Euronotes”)	906.4	913.2
Floating rate senior unsecured notes due 2022 (€250.0 million aggregate principal amount) (the “Floating Rate 2022 Euronotes”)	283.5	285.7
0.5% senior unsecured bonds due 2023 (CHF 540.0 million aggregate principal amount) (the “2023 CHF Bonds”)	554.1	550.7
2.5% senior unsecured notes due 2025 (€800.0 million aggregate principal amount) (the “2025 Euronotes”)	905.6	912.6
3.35% senior unsecured notes due 2025	497.0	496.8
0.3% senior unsecured notes due 2027 (¥30.8 billion aggregate principal amount) (the “2027 Yen Notes”)	284.7	279.9
1.2% senior unsecured notes due 2027 (€600.0 million aggregate principal amount) (the “2027 Euronotes”)	676.8	682.0
1.125% senior unsecured bonds due 2028 (CHF 210.0 million aggregate principal amount) (the “2028 CHF Bonds”)	219.3	218.1
0.65% senior unsecured notes due 2032 (¥53.2 billion aggregate principal amount) (the “2032 Yen Notes”)	491.5	483.4
4.375% senior unsecured notes due 2045	499.4	499.3
Other	55.4	66.7
Total debt	10,298.1	9,740.3
Less: currently payable	153.7	51.8
Long-term debt	$10,144.4	$9,688.5

For additional details regarding the Company’s debt financing, refer to Note 10 of the Company’s financial statements as of and for the year ended December 31, 2018 included in the Company’s 2018 Annual Report.
The Company satisfies any short-term liquidity needs that are not met through operating cash flow and available cash primarily through issuances of commercial paper under its U.S. dollar and euro-denominated commercial paper programs. Credit support for the commercial paper programs is generally provided by the Company’s $4.0 billion unsecured, multi-year revolving credit facility with a syndicate of banks that expires on July 10, 2020 (the “Credit Facility”), which can also be used for working capital and other general corporate purposes described below. As of June 28, 2019, no borrowings were outstanding under the Credit Facility and the Company was in compliance with all covenants thereunder. In addition to the Credit Facility, the Company has also entered into reimbursement agreements with various commercial banks to support the issuance of letters of credit.
As of June 28, 2019, borrowings outstanding under the Company’s euro-denominated commercial paper program had a weighted average annual interest rate of negative 0.2% and a weighted average remaining maturity of approximately 43 days. There were no borrowings outstanding under the Company’s U.S. dollar-denominated commercial paper program as of June 28, 2019.

The Company repaid the €600 million aggregate principal amount of the 2019 Euronotes and accrued interest upon their maturity on July 8, 2019 using proceeds from the issuance of euro-denominated commercial paper. The Company has classified the 2019 Euronotes, the 2020 Assumed Pall Notes and approximately $2.9 billion of its borrowings outstanding under the euro-denominated commercial paper program as of June 28, 2019 as long-term debt in the accompanying Consolidated Condensed Balance Sheet as the Company had the intent and ability, as supported by availability under the Credit Facility, to refinance these borrowings for at least one year from the balance sheet date.
Debt discounts, premiums and debt issuance costs totaled $16 million and $19 million as of June 28, 2019 and December 31, 2018, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of debt table above.
Guarantors of Debt
The Company has guaranteed long-term debt and commercial paper issued by certain of its wholly-owned subsidiaries. The 2019 Euronotes, 2022 Euronotes, Floating Rate 2022 Euronotes, 2025 Euronotes and 2027 Euronotes were issued by DH Europe Finance S.a.r.l., formerly known as DH Europe Finance S.A. (“Danaher International”). The 2023 CHF Bonds and 2028 CHF Bonds were issued by DH Switzerland Finance S.A. (“Danaher Switzerland”). The 2021 Yen Notes, 2027 Yen Notes and 2032 Yen Notes were issued by DH Japan Finance S.A. (“Danaher Japan”). Each of Danaher International, Danaher Switzerland and Danaher Japan are wholly-owned finance subsidiaries of Danaher Corporation. In addition, on May 31, 2019, the Company organized DH Europe Finance II S.a.r.l. (“Danaher International II”), which it expects may in the future issue long-term debt and commercial paper. All of the outstanding and future securities issued by each of these entities, as well as the 2020 Assumed Pall Notes, are or will be fully and unconditionally guaranteed by the Company and these guarantees rank on parity with the Company’s unsecured and unsubordinated indebtedness.
LYONs Redemption
During the six-month period ended June 28, 2019, holders of certain of the Company’s LYONs converted such LYONs into an aggregate of approximately 854 thousand shares of the Company’s common stock, par value $0.01 per share. The Company’s deferred tax liability of $8 million associated with the book and tax basis difference in the converted LYONs was transferred to additional paid-in capital as a result of the conversions.

NOTE 9. HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses cross-currency swap derivative contracts to partially hedge its net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the Danish kroner, Japanese yen, euro and Swiss franc. The cross-currency swap derivative contracts are agreements to exchange fixed-rate payments in one currency for fixed-rate payments in another currency. In January 2019, the Company entered into cross-currency swap derivative contracts with respect to approximately $1.9 billion of its U.S. dollar-denominated bonds and approximately $1.0 billion of these derivative contracts remain outstanding as of June 28, 2019. These contracts effectively convert these U.S. dollar-denominated bonds to obligations denominated in Danish kroner, Japanese yen, euro and Swiss franc, and partially offset the impact of changes in currency rates on foreign currency denominated net investments. The changes in the spot rate of these instruments are recorded in accumulated other comprehensive income (loss) in stockholders’ equity, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated other comprehensive income (loss) in the Company’s Consolidated Condensed Statements of Stockholders’ Equity. Any ineffective portions of net investment hedges are reclassified from accumulated other comprehensive income (loss) into earnings during the period of change. The interest income or expense from these swaps are recorded in interest expense in the Company’s Consolidated Condensed Statements of Earnings consistent with the classification of interest expense attributable to the underlying debt. These instruments mature on dates ranging from June 2019 to September 2028.
The Company has also issued foreign currency denominated long-term debt as partial hedges of its net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the euro, Japanese yen and Swiss franc. These foreign currency denominated long-term debt issuances are designated and qualify as nonderivative hedging instruments. Accordingly, the foreign currency translation of these debt instruments is recorded in accumulated other comprehensive income (loss) in stockholders’ equity in the accompanying Consolidated Condensed Balance Sheets, offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated other comprehensive income (loss). Any ineffective portions of net investment hedges are reclassified from accumulated other comprehensive income (loss) into earnings during the period of change. These instruments mature on dates ranging from September 2025 to May 2032.

The Company has used interest rate swap agreements to hedge the variability in cash flows due to changes in benchmark interest rates related to a portion of the U.S. debt the Company anticipates issuing to fund the GE Biopharma Acquisition. The interest rate swap agreements are agreements in which the Company agrees to pay a fixed interest rate based on the rate specified in the agreement in exchange for receiving a floating interest rate from a third-party bank based upon a specified benchmark interest rate. In June 2019, the Company entered into interest rate swap agreements with a notional amount of $850 million. These contracts effectively fix the interest rate for a portion of the Company’s anticipated U.S. denominated debt issuance equal to the notional amount of the swaps to the rate specified in the interest rate swap agreements. The changes in the fair value of these instruments are recorded in accumulated other comprehensive income (loss) in stockholders’ equity and are subsequently reclassified to interest expense over the life of the related debt.
The following table summarizes the notional values as of June 28, 2019 and pretax impact of changes in the fair values of instruments designated as net investment hedges and cash flow hedges in accumulated other comprehensive income (“OCI”) for the three and six-month periods then ended ($ in millions):

	Notional Amount	Gain (Loss) Recognized in OCI
For the Three-Month Period Ended June 28, 2019:
Foreign currency contracts	$1,000.0	$(19.5)
Foreign currency denominated debt	8,329.2	(129.5)
Interest rate swaps	850.0	(8.9)
Total	$10,179.2	$(157.9)
For the Six-Month Period Ended June 28, 2019:
Foreign currency contracts	$1,000.0	$(4.7)
Foreign currency denominated debt	8,329.2	8.3
Interest rate swaps	850.0	(8.9)
Total	$10,179.2	$(5.3)

Gains or losses related to the foreign currency contracts and foreign currency denominated debt are classified as foreign currency translation adjustments in the schedule of changes in OCI in Note 1, as these items are attributable to the Company’s hedges of its net investment in foreign operations. Gains or losses related to the interest rate swaps are classified as cash flow hedge adjustments in the schedule of changes in OCI in Note 1. The Company did not reclassify any deferred gains or losses related to net investment hedges or cash flow hedges from accumulated other comprehensive income (loss) to earnings during the three or six-month periods ended June 28, 2019. In addition, the Company did not have any ineffectiveness related to net investment hedges or interest rate swaps during the three or six-month periods ended June 28, 2019. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in all other investing activities in the accompanying Consolidated Condensed Statement of Cash Flows. The cash inflows and outflows associated with the Company’s derivative contracts designated as cash flow hedges are classified in cash flows from operating activities in the accompanying Consolidated Condensed Statement of Cash Flows.
The Company’s derivative instruments, as well as its nonderivative debt instruments designated and qualifying as net investment hedges, were classified as of June 28, 2019 in the Company’s Consolidated Condensed Balance Sheet as follows ($ in millions):

Derivative assets:
Prepaid expenses and other current assets	$0.3

Derivative liabilities:
Accrued expenses and other liabilities	13.9

Nonderivative hedging instruments:
Long-term debt	8,329.2

Amounts related to the Company’s derivatives expected to be reclassified from accumulated other comprehensive income (loss) to net earnings during the next 12 months are not significant.

NOTE 10. DEFINED BENEFIT PLANS
The following sets forth the components of the Company’s net periodic benefit (cost) of the noncontributory defined benefit pension plans ($ in millions):

	Three-Month Period Ended		Six-Month Period Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
U.S. pension benefits:
Service cost	$(1.6)	$(2.1)	$(3.2)	$(4.2)
Interest cost	(22.2)	(20.2)	(44.5)	(40.4)
Expected return on plan assets	31.6	33.1	63.2	66.2
Amortization of actuarial loss	(6.2)	(7.8)	(12.5)	(15.6)
Amortization of prior service cost	(0.3)	(0.2)	(0.5)	(0.5)
Net periodic pension benefit	$1.3	$2.8	$2.5	$5.5

Non-U.S. pension benefits:
Service cost	$(8.1)	$(8.9)	$(16.2)	$(17.6)
Interest cost	(6.6)	(6.6)	(13.3)	(13.3)
Expected return on plan assets	10.9	11.9	21.8	24.0
Amortization of actuarial gain (loss)	0.1	(1.5)	0.2	(3.0)
Amortization of prior service (cost) credit	(1.2)	0.1	(2.4)	0.2
Curtailment gain recognized	1.1	—	1.1	—
Settlement loss recognized	(0.1)	—	(0.1)	(0.4)
Net periodic pension cost	$(3.9)	$(5.0)	$(8.9)	$(10.1)
The following sets forth the components of the Company’s net periodic benefit cost of the other postretirement employee benefit plans ($ in millions):

	Three-Month Period Ended		Six-Month Period Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Service cost	$(0.1)	$(0.2)	$(0.2)	$(0.3)
Interest cost	(1.3)	(1.1)	(2.5)	(2.3)
Amortization of prior service credit	0.5	0.6	1.0	1.2
Net periodic cost	$(0.9)	$(0.7)	$(1.7)	$(1.4)

The net periodic benefit cost of the noncontributory defined benefit pension plans and other postretirement employee benefit plans incurred during the three and six-month periods ended June 28, 2019 and June 29, 2018 are reflected in the following captions in the accompanying Consolidated Condensed Statements of Earnings ($ in millions):

	Three-Month Period Ended		Six-Month Period Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Service cost:
Cost of sales	$(2.2)	$(3.3)	$(4.2)	$(5.4)
Selling, general and administrative expenses	(7.6)	(7.9)	(15.4)	(16.7)
Total service cost	(9.8)	(11.2)	(19.6)	(22.1)
Other net periodic benefit costs:
Other income, net	6.3	8.3	11.5	16.1
Total	$(3.5)	$(2.9)	$(8.1)	$(6.0)

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

NOTE 11. INCOME TAXES
The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended		Six-Month Period Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Effective tax rate	18.4%	19.3%	34.1%	19.9%

The effective tax rate for the three-month period ended June 28, 2019 differs from the U.S. federal statutory rate of 21.0% principally due to the impact of earnings outside the United States which generally are taxed at rates lower than the U.S. federal rate. The effective tax rate for the three-month period ended June 28, 2019 also includes net discrete tax benefits of $15 million ($0.02 per diluted share) from the release of reserves for uncertain tax positions due to the expiration of statutes of limitation, benefits from changes in tax law in a certain foreign jurisdiction and excess tax benefits from stock-based compensation, partially offset by charges from audit settlements. These discrete tax benefits decreased the reported tax rate by 1.7%.
The effective tax rate for the six-month period ended June 28, 2019 differs from the U.S. federal statutory rate of 21.0% principally due to the impact of net discrete charges of $227 million ($0.31 per diluted share) related primarily to changes in estimates associated with prior period uncertain tax positions and audit settlements, net of the release of reserves for uncertain tax positions due to the expiration of statutes of limitation, release of valuation allowances associated with certain foreign tax credits, tax benefits resulting from changes in tax law and excess tax benefits from stock-based compensation. These discrete income tax charges increased the reported tax rate by 14.0%. These charges were partially offset by benefits from the impact of earnings outside the United States which generally are taxed at rates lower than the U.S. federal rate.
The Company’s effective tax rates for both the three and six-month periods ended June 29, 2018 were slightly lower than the U.S. federal statutory rate of 21.0% due principally to the impact of the Company’s earnings outside the United States which overall are taxed at rates lower than the U.S. federal rate. The effective tax rate for the three and six-month periods ended June 29, 2018 reflects a U.S. corporate income tax rate of 21.0% from the enactment of the Tax Cuts and Jobs Act (“TCJA”), partially offset by a new minimum tax on certain non-U.S. earnings as a result of the TCJA. The effective tax rate for the three and six-month periods ended June 29, 2018 also includes net tax benefits of $9 million ($0.01 per diluted share) for release of reserves upon the expiration of statutes of limitation and excess tax benefits from stock-based compensation which were partially offset by increases in estimates associated with prior period uncertain tax positions and other matters.
In the fourth quarter of 2018 and in the first quarter of 2019, the IRS proposed significant adjustments to the Company’s taxable income for the years 2012 through 2015 with respect to the deferral of tax on certain premium income related to the Company’s self-insurance programs. For income tax purposes, the recognition of premium income has been deferred in accordance with U.S. tax laws related to insurance. The IRS is challenging the deferral of premiums for certain types of insurance policies. The proposed adjustments would increase the Company’s taxable income over the 2012-2015 period by approximately $2.7 billion. Management believes the positions the Company has taken in its U.S. tax returns are in accordance with the relevant tax laws, intends to vigorously defend these positions and is currently considering all of its alternatives. Due to the enactment of the TCJA in 2017 and the resulting reduction in the U.S. corporate tax rate for years after 2017, the Company revalued its deferred tax liabilities related to the temporary differences associated with this deferred premium income from 35.0% to 21.0%. If the Company is not successful in defending these assessments, the taxes owed to the IRS may be computed under the previous 35.0% statutory tax rate and the Company may be required to revalue the related deferred tax liabilities from 21.0% to 35.0%, which in addition to any interest due on the amounts assessed, would require a charge to future earnings. The ultimate resolution of this matter is uncertain, could take many years and could result in a material adverse impact to the Company’s Consolidated Condensed Financial Statements, including its cash flows and effective tax rate.
Tax authorities in Denmark have raised significant issues related to interest accrued by certain of the Company’s subsidiaries. On December 10, 2013, the Company received assessments from the Danish tax authority (“SKAT”) totaling approximately DKK 1.7 billion including interest through June 28, 2019 (approximately $262 million based on the exchange rate as of June 28, 2019), imposing withholding tax relating to interest accrued in Denmark on borrowings from certain of the Company’s subsidiaries for the years 2004-2009. The Company appealed these assessments to the Danish National Tax Tribunal in 2014, which appeal has been pending awaiting the outcome of other cases brought to the Court of Justice of the European Union

(“CJEU”). The Company is currently in discussions with SKAT and anticipates receiving an assessment for similar withholding tax matters for the years 2010-2012 and 2013-2015 totaling approximately DKK 1.0 billion and DKK 720 million, respectively, including interest through June 28, 2019 (approximately $155 million and $110 million, respectively, based on the exchange rate as of June 28, 2019). In February 2019, the CJEU decided several other cases related to Danish withholding tax on dividends and interest. In these cases, the CJEU ruled that the exemption of interest payments from withholding taxes provided in the applicable European Union (“EU”) directive should be denied where taxpayers use the directive for abusive or fraudulent purposes, and that it is up to the national courts to make this determination. Management believes the positions the Company has taken in Denmark are in accordance with the relevant tax laws and is vigorously defending its positions. The Company intends on pursuing this matter through the Danish High Court should the appeal to the Danish National Tax Tribunal be unsuccessful. The Company will continue to monitor decisions of both the Danish courts and the CJEU and evaluate the impact of these court rulings on the Company’s tax positions in Denmark. The ultimate resolution of this matter is uncertain, could take many years, and could result in a material adverse impact to the Company’s Consolidated Condensed Financial Statements, including its effective tax rate.

NOTE 12. NONOPERATING INCOME (EXPENSE)
The Company disaggregates the service cost component of net periodic benefit costs of the noncontributory defined benefit pension plans and other postretirement employee benefit plans and presents the other components of net periodic benefit cost in other income, net. These other components include the assumed rate of return on plan assets partially offset by amortization of actuarial losses and interest and aggregated to a gain of $6 million and $12 million for the three and six-month periods ended June 28, 2019, respectively, compared to a gain of $8 million and $16 million for the three and six-month periods ended June 29, 2018, respectively.

NOTE 13. COMMITMENTS AND CONTINGENCIES
For a description of the Company’s litigation and contingencies, refer to Note 17 of the Company’s financial statements as of and for the year ended December 31, 2018 included in the Company’s 2018 Annual Report. The Company reviews the adequacy of its legal reserves on a quarterly basis and establishes reserves for loss contingencies that are both probable and reasonably estimable. During the six-month period ended June 28, 2019, the Company recorded a provision of $36 million ($29 million after-tax or $0.04 per diluted share) for costs and estimated liabilities related to a legal contingency.
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
The following is a rollforward of the Company’s accrued warranty liability ($ in millions):

Balance, December 31, 2018	$77.4
Accruals for warranties issued during the period	35.3
Settlements made	(30.3)
Effect of foreign currency translation	0.1
Balance, June 28, 2019	$82.5

NOTE 14. STOCK TRANSACTIONS AND STOCK-BASED COMPENSATION
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the six-month period ended June 28, 2019. On July 16, 2013, the Company’s Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. As of June 28, 2019, 20 million shares remained available for repurchase pursuant to the Repurchase Program.

The following table summarizes the Company’s share activity (shares in millions):

	Three-Month Period Ended		Six-Month Period Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Preferred stock - shares issued:
Balance, beginning of period	1.7	—	—	—
Issuance of Mandatory Convertible Preferred Stock	—	—	1.7	—
Balance, end of period	1.7	—	1.7	—

Common stock - shares issued:
Balance, beginning of period	832.5	814.8	817.9	812.5
Common stock-based award activity	1.1	0.9	3.1	2.8
Common stock issued in connection with acquisitions	—	0.2	—	0.2
Common stock issued in connection with LYONs’ conversions	0.4	0.1	0.9	0.5
Issuance of common stock	—	—	12.1	—
Balance, end of period	834.0	816.0	834.0	816.0

On March 1, 2019, the Company completed the underwritten public offering of 12.1 million shares of Danaher common stock at a price to the public of $123.00 per share (the “Common Stock Offering”), resulting in net proceeds of approximately $1.4 billion, after deducting expenses and the underwriters’ discount of $45 million. Simultaneously, the Company completed the underwritten public offering of 1.65 million shares of its 4.75% MCPS, Series A, without par value and with a liquidation preference of $1,000 per share (the “MCPS Offering”), resulting in net proceeds of approximately $1.6 billion, after deducting expenses and the underwriters’ discount of $50 million. The Company intends to use the net proceeds from the Common Stock Offering and the MCPS Offering to fund a portion of the cash consideration payable for, and certain costs associated with, the GE Biopharma Acquisition. Pending completion of the GE Biopharma Acquisition, the Company has invested the net proceeds in short-term bank deposits and/or interest-bearing, investment-grade securities.
As a result of the dividend paid to shareholders of the Company’s common stock in April 2019, the Company triggered an anti-dilution adjustment pursuant to the terms of the MCPS and after giving affect to this adjustment, each share of MCPS will mandatorily convert on the mandatory conversion date, which is expected to be April 15, 2022, into between 6.6373 and 8.1306 shares of the Company’s common stock, subject to further anti-dilution adjustments. The number of shares of the Company’s common stock issuable upon conversion will be determined based on the average volume-weighted average price per share of the Company’s common stock over the 20 consecutive trading day period beginning on, and including, the 21st scheduled trading day immediately before April 15, 2022. Subject to certain exceptions, at any time prior to April 15, 2022, holders may elect to convert each share of the MCPS into 6.6373 shares of common stock, subject to further anti-dilution adjustments. In the event of a fundamental change, the MCPS will convert at the fundamental change rates specified in the certificate of designations, and the holders of MCPS would be entitled to a fundamental change make-whole dividend.
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
For a full description of the Company’s stock-based compensation programs, refer to Note 18 of the Company’s financial statements as of and for the year ended December 31, 2018 included in the Company’s 2018 Annual Report. As of June 28, 2019, approximately 47 million shares of the Company’s common stock were reserved for issuance under the 2007 Omnibus Incentive Plan.

The following summarizes the components of the Company’s stock-based compensation expense ($ in millions):

	Three-Month Period Ended		Six-Month Period Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Restricted stock units (“RSUs”)/performance stock units (“PSUs”):
Pretax compensation expense	$27.9	$24.7	$52.2	$45.6
Income tax benefit	(5.8)	(5.2)	(10.9)	(9.6)
RSU/PSU expense, net of income taxes	22.1	19.5	41.3	36.0
Stock options:
Pretax compensation expense	18.3	15.4	33.2	27.8
Income tax benefit	(3.8)	(3.3)	(7.0)	(5.9)
Stock option expense, net of income taxes	14.5	12.1	26.2	21.9
Total stock-based compensation:
Pretax compensation expense	46.2	40.1	85.4	73.4
Income tax benefit	(9.6)	(8.5)	(17.9)	(15.5)
Total stock-based compensation expense, net of income taxes	$36.6	$31.6	$67.5	$57.9

Stock-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings. As of June 28, 2019, $219 million of total unrecognized compensation cost related to RSUs/PSUs is expected to be recognized over a weighted average period of approximately three years. As of June 28, 2019, $194 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately three years. Future compensation amounts will be adjusted for any changes in estimated forfeitures.

NOTE 15. NET EARNINGS PER SHARE
Basic net earnings per share (“EPS”) is calculated by dividing net earnings attributable to common stockholders by the weighted average number of common shares outstanding for the applicable period. Diluted net EPS is computed based on the weighted average number of common shares outstanding increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased with the proceeds from the issuance of the potentially dilutive shares. For both the three and six-month periods ended June 28, 2019 and the three-month period ended June 29, 2018, no options to purchase shares were excluded from the diluted EPS calculation. For the six-month period ended June 29, 2018, approximately two million options to purchase shares were not included in the diluted EPS calculation as the impact of their inclusion would have been anti-dilutive.
The impact of the MCPS calculated under the if-converted method was anti-dilutive, and as such 11.9 million and 8.1 million shares underlying the MCPS were excluded from the diluted EPS calculation for the three and six-month periods ended June 28, 2019, respectively.
Information related to the calculation of net earnings per share is summarized as follows ($ and shares in millions, except per share amounts):

	Three-Month Period Ended		Six-Month Period Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Numerator:
Net earnings	$731.3	$673.8	$1,065.1	$1,240.4
Adjustment for interest on convertible debentures	0.5	0.5	1.0	1.1
MCPS dividends	(22.7)	—	(29.2)	—
Net earnings attributable to common stockholders after assumed conversions for diluted EPS	$709.1	$674.3	$1,036.9	$1,241.5

Denominator:
Weighted average common shares outstanding used in basic EPS	717.6	700.2	712.6	699.4
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	8.8	6.9	8.8	7.6
Assumed conversion of the convertible debentures	1.5	2.4	1.8	2.5
Weighted average common shares outstanding used in diluted EPS	727.9	709.5	723.2	709.5

Basic EPS	$0.99	$0.96	$1.45	$1.77
Diluted EPS	$0.97	$0.95	$1.43	$1.75

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

Segment results are shown below ($ in millions):

	Three-Month Period Ended		Six-Month Period Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Sales:
Life Sciences	$1,712.6	$1,605.2	$3,339.5	$3,081.2
Diagnostics	1,618.3	1,550.9	3,155.1	3,070.6
Dental	712.1	733.4	1,371.8	1,406.0
Environmental & Applied Solutions	1,113.6	1,091.5	2,170.1	2,118.6
Total	$5,156.6	$4,981.0	$10,036.5	$9,676.4

Operating profit:
Life Sciences	$344.0	$291.5	$653.0	$562.8
Diagnostics	282.9	274.3	516.0	522.3
Dental	79.5	104.8	127.7	155.7
Environmental & Applied Solutions	260.2	251.0	504.8	478.2
Other	(82.8)	(54.1)	(193.9)	(108.5)
Total	$883.8	$867.5	$1,607.6	$1,610.5

Segment identifiable assets are shown below ($ in millions):

	June 28, 2019	December 31, 2018
Life Sciences	$22,492.2	$22,122.4
Diagnostics	14,307.9	14,031.1
Dental	6,043.9	5,897.3
Environmental & Applied Solutions	4,804.2	4,637.3
Other	5,673.8	1,144.4
Total	$53,322.0	$47,832.5

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
You should read this discussion along with the Company’s MD&A and audited financial statements as of and for the year ended December 31, 2018 and Notes thereto, included in the Company’s 2018 Annual Report on Form 10-K and the Company’s Consolidated Condensed Financial Statements and related Notes as of and for the three and six-month periods ended June 28, 2019 included in this Report.
Unless otherwise indicated, all financial results in this report refer to continuing operations.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this quarterly report, in other documents we file with or furnish to the Securities and Exchange Commission, in our press releases, webcasts, conference calls, materials delivered to shareholders and other communications, are “forward-looking statements” within the meaning of the United States federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions and the integration thereof (including the pending GE Biopharma Acquisition), divestitures, spin-offs, split-offs or other distributions (including the anticipated initial public offering and Distribution of Envista), strategic opportunities, securities offerings, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; future regulatory approvals; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; future foreign currency exchange rates and fluctuations in those rates; general economic and capital markets conditions; the anticipated timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that Danaher intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “should,” “could,” “intend,” “will,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words.
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

•
We intend to conduct an initial public offering of shares of Envista in the second half of 2019. Subsequent to the initial public offering, we intend to distribute our remaining equity interest in Envista in one or more spin-off and/or split-off transactions. Any or all of these transactions may not be completed on the currently contemplated timeline or at all and may not achieve the intended benefits.

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

•
We could incur significant liability if the anticipated Envista IPO, any subsequent spin-off and/or split-off of Envista, the 2016 spin-off of Fortive Corporation (“Fortive”) or the 2015 split-off of our communications business is determined to be a taxable transaction.

•
Potential indemnification liabilities pursuant to the anticipated Envista IPO, any subsequent spin-off and/or split-off of Envista, 2016 spin-off of Fortive or the 2015 split-off of our communications business could materially and adversely affect our business and financial statements.

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
See Part I—Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and Part II—Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2019 for further discussion regarding reasons that actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call, materials or other communication in which they are made. Except to the extent required by applicable law, we do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.

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
Business Performance and Outlook
During the second quarter of 2019, the Company’s revenues increased 3.5% compared to the comparable period of 2018. While differences exist among the Company’s businesses, on an overall basis, demand for the Company’s products and services increased during the second quarter of 2019 compared to the comparable period of 2018. This demand, together with the Company’s continued investments in sales growth initiatives and the other business-specific factors discussed below, contributed to year-over-year core sales growth of 5.5% (for the definition of “core sales” or “core revenue” refer to “—Results of Operations” below). Geographically, both high-growth and developed markets contributed to core sales growth during the second quarter of 2019. Core revenues in high-growth markets increased at a high-single digit rate during the second quarter of 2019 as compared to the comparable period of 2018 led primarily by continued strength in China. High-growth markets represented approximately 31% of the Company’s total sales in the second quarter of 2019. Core revenues in developed markets increased at a mid-single digit rate during the second quarter of 2019 led primarily by growth in North America and Western Europe. For the six-month period ended June 28, 2019, sales increased by a total of 3.5%, with 5.5% attributable to core sales growth, as a result of the same factors which drove sales growth for the second quarter of 2019. The Company expects overall year-over-year sales growth for the remainder of 2019 but remains cautious about challenges due to macro-economic and geopolitical uncertainties, including global uncertainties related to trade, tariffs, monetary and fiscal policies. For additional information regarding the Company’s sales by geographical region during the three and six-month periods ended June 28, 2019 and June 29, 2018, refer to Note 2 to the accompanying Consolidated Condensed Financial Statements.
The Company’s net earnings for the three and six-month periods ended June 28, 2019 totaled $731 million or $0.97 per diluted share and approximately $1.1 billion or $1.43 per diluted share, respectively, compared to $674 million or $0.95 per diluted share and approximately $1.2 billion or $1.75 per diluted share, respectively, for the three and six-month periods ended June 29, 2018. Refer to “—Results of Operations” for further discussion of the drivers in the year-over-year change in net earnings and diluted earnings per share for both the three and six-month periods ended June 28, 2019. The tax-related charges discussed below in “—Results of Operations—Income Taxes” are the primary drivers of the year-over-year decrease in net earnings and diluted earnings per share for the six-month period ended June 28, 2019.
Acquisitions and Proposed Envista Initial Public Offering
The Company’s growth strategy contemplates future acquisitions. Operations and results can be affected by the rate and extent to which appropriate acquisition opportunities are available and successfully consummated, acquired businesses are effectively integrated and anticipated synergies or cost savings are achieved. For a description of the Company’s pending acquisition of the Biopharma Business of GE Life Sciences and the anticipated financing thereof, refer to Note 3 to the accompanying Consolidated Condensed Financial Statements. For a description of the Company’s anticipated Envista initial public offering, refer to Note 4 to the accompanying Consolidated Condensed Financial Statements.
During the six-month period ended June 28, 2019 the Company acquired three businesses for total consideration of $327 million in cash, net of cash acquired. The businesses acquired complement existing units of the Life Sciences segment. The aggregate annual sales of these businesses at the time of their acquisition, based on the companies’ revenues for their last completed fiscal year prior to the acquisition, were $68 million. The Company preliminarily recorded an aggregate of $210 million of goodwill related to these acquisitions.
Currency Exchange Rates
On a year-over-year basis, currency exchange rates negatively impacted reported sales by approximately 3.0% and 3.5% for the three and six-month periods ended June 28, 2019, compared to the comparable period of 2018, primarily due to the strength of the U.S. dollar against most major currencies in the first half of 2019. If the currency exchange rates in effect as of June 28, 2019 were to prevail throughout the remainder of 2019, currency exchange rates would reduce the Company’s estimated full year 2019 sales by approximately 1.5% on a year-over-year basis. Any future strengthening of the U.S. dollar against major currencies would adversely impact the Company’s sales and results of operations for the remainder of the year, and any weakening of the U.S. dollar against major currencies would positively impact the Company’s sales and results of operations for the remainder of the year.
UK’s Referendum Decision to Exit the EU (“Brexit”)
In a referendum on June 23, 2016, voters approved for the United Kingdom (“UK”) to exit the EU. The timing of the UK’s exit from the EU remains uncertain; the EU has extended the deadline for the UK to exit the EU until October 31, 2019. With the terms of the UK’s withdrawal and the nature of its future relationship with the EU still being decided, the Company continues to monitor the status of the negotiations and plan for potential impacts. To mitigate the potential impact of Brexit on the import and export of goods to and from the UK, the Company has increased its warehouse capacity and the level of inventory within the UK. For goods the Company manufactures within the UK and exports to other countries, the Company has manufactured and shipped additional goods for storage in countries outside the UK in an effort to maintain inventory required to meet customer demand in the event of disruption in shipments from the UK. The ultimate impact of Brexit on the Company’s financial results is uncertain. For additional information, refer to the “Item 1A—Risk Factors” section of the Company’s 2018 Annual Report on Form 10-K. The Company has 8 manufacturing facilities in the UK, and for the year ended December 31, 2018, less than 5% of our sales were derived from customers located in the UK; however, the impact of Brexit could also impact our sales outside the UK.

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
Core Revenue Growth

	% Change Three-Month Period Ended June 28, 2019 vs. Comparable 2018 Period	% Change Six- Month Period Ended June 28, 2019 vs. Comparable 2018 Period
Total sales growth (GAAP)	3.5%	3.5%
Less the impact of:
Acquisitions	(1.0)%	(1.5)%
Currency exchange rates	3.0%	3.5%
Core revenue growth (non-GAAP)	5.5%	5.5%
Operating Profit Performance
Operating profit margins decreased 30 basis points from 17.4% during the three-month period ended June 29, 2018 to 17.1% for the three-month period ended June 28, 2019.
Second quarter 2019 vs. second quarter 2018 operating profit margin comparisons were favorably impacted by:

•
Higher 2019 core sales volumes, incremental year-over-year cost savings associated with continuing productivity improvement initiatives taken in 2018, net of incremental year-over-year costs associated with various new product development, sales, service and marketing growth investments and the impact of foreign currency exchange rates in the second quarter of 2019 - 15 basis points

•
Acquisition-related transaction costs deemed significant and fair value adjustments to inventory incurred in the second quarter of 2018 - 35 basis points. The Company deems acquisition-related transaction costs incurred in a given period to be significant (generally relating to the Company’s larger acquisitions) if it determines that such costs exceed the range of acquisition-related transaction costs typical for Danaher in a given period.

Second quarter 2019 vs. second quarter 2018 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2019 of acquired businesses - 5 basis points

•	Transaction costs incurred in the second quarter of 2019 related to the GE Biopharma Acquisition - 35 basis points

•	Second quarter 2018 gain on resolution of acquisition-related matters - 20 basis points

•
Costs incurred in the second quarter of 2019 related to the Envista IPO, including separation related activities and costs related to establishing a new separate company infrastructure, primarily related to incremental salaries, benefits and rent expense - 20 basis points

Operating profit margins decreased 60 basis points from 16.6% during the six-month period ended June 29, 2018 to 16.0% for the six-month period ended June 28, 2019.
Year-to-date 2019 vs. year-to-date 2018 operating profit margin comparisons were favorably impacted by:

•
Higher 2019 core sales volumes, incremental year-over-year cost savings associated with continuing productivity improvement initiatives taken in 2018, net of incremental year-over-year costs associated with various new product development, sales, service and marketing growth investments and the impact of foreign currency exchange rates in the six-month period in 2019 - 30 basis points

•	Acquisition-related transaction costs deemed significant and fair value adjustments to inventory incurred in the second quarter of 2018 - 15 basis points
Year-to-date 2019 vs. year-to-date 2018 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2019 of acquired businesses - 5 basis points

•	Transaction costs incurred in 2019 related to the GE Biopharma Acquisition - 35 basis points

•	First quarter 2019 costs and estimated liabilities related to a legal contingency - 35 basis points.

•
Costs incurred in 2019 related to the Envista IPO, including separation related activities and costs related to establishing a new separate company infrastructure, primarily related to incremental salaries, benefits and rent expense - 20 basis points

•	Second quarter 2018 gain on resolution of acquisition-related matters - 10 basis points
Business Segments
Sales by business segment for each of the periods indicated were as follows ($ in millions):

	Three-Month Period Ended		Six-Month Period Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Life Sciences	$1,712.6	$1,605.2	$3,339.5	$3,081.2
Diagnostics	1,618.3	1,550.9	3,155.1	3,070.6
Dental	712.1	733.4	1,371.8	1,406.0
Environmental & Applied Solutions	1,113.6	1,091.5	2,170.1	2,118.6
Total	$5,156.6	$4,981.0	$10,036.5	$9,676.4
For information regarding the Company’s sales by geographical region during the three and six-month periods ended June 28, 2019 and June 29, 2018, please refer to Note 2 to the accompanying Consolidated Condensed Financial Statements.

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
Life Sciences Selected Financial Data

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Sales	$1,712.6	$1,605.2	$3,339.5	$3,081.2
Operating profit	344.0	291.5	653.0	562.8
Depreciation	32.8	31.6	65.1	62.2
Amortization	89.1	90.5	178.7	171.2
Operating profit as a % of sales	20.1%	18.2%	19.6%	18.3%
Depreciation as a % of sales	1.9%	2.0%	1.9%	2.0%
Amortization as a % of sales	5.2%	5.6%	5.4%	5.6%
Core Revenue Growth

	% Change Three-Month Period Ended June 28, 2019 vs. Comparable 2018 Period	% Change Six- Month Period Ended June 28, 2019 vs. Comparable 2018 Period
Total sales growth (GAAP)	6.5%	8.5%
Less the impact of:
Acquisitions	(2.0)%	(4.5)%
Currency exchange rates	3.0%	3.0%
Core revenue growth (non-GAAP)	7.5%	7.0%

Price increases in the segment contributed 0.5% to sales growth on a year-over-year basis during both the three and six-month periods ended June 28, 2019, and are reflected as a component of core revenue growth.
Core sales of the business’ broad range of mass spectrometers grew on a year-over-year basis during both the three and six-month periods ended June 28, 2019, led by strong sales growth in the high-growth markets, particularly in China, and Western Europe. In both the three and six-month periods, growth was driven by demand in the pharmaceutical end-market and by service offerings, partially offset by lower core sales in the clinical end-market in North America due to a difficult prior year comparison. Core sales of microscopy products grew during both the three and six-month periods across most major product lines led by North America and China. Demand for the business’ flow cytometry and particle counting product lines increased across all major geographies in both the three and six-month periods ended June 28, 2019, partially driven by new product releases. Core sales for filtration, separation and purification technologies increased across most major geographies in both the three and six-month periods in 2019 versus the comparable periods in 2018, led by growth in the biopharmaceutical, aerospace and fluid technology and process and industrial end-markets, partially offset by softness in the microelectronics end-market.
Sales growth from acquisitions is primarily due to the acquisition of IDT in April 2018. IDT provides additional sales and earnings growth opportunities for the segment by expanding the segment’s product line diversity, including new product and service offerings in the area of genomics consumables. During the three and six-month periods ended June 28, 2019, IDT’s revenues grew on a year-over-year basis with growth across all major product lines and all major geographies, primarily driven by North America.
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
Operating Profit Performance
Operating profit margins increased 190 basis points during the three-month period ended June 28, 2019 as compared to the comparable period of 2018.
Second quarter 2019 vs. second quarter 2018 operating profit margin comparisons were favorably impacted by:

•
Higher 2019 core sales volumes and incremental year-over-year cost savings, net of incremental year-over-year costs associated with various new product development, sales and marketing growth investments and the impact of foreign currency exchange rates in the second quarter of 2019 - 170 basis points

•	Acquisition-related transaction costs deemed significant and fair value adjustments to inventory incurred in the second quarter of 2018 - 100 basis points
Second quarter 2019 vs. second quarter 2018 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2019 of acquired businesses - 25 basis points

•	Second quarter 2018 gain on resolution of acquisition-related matters - 55 basis points
Operating profit margins increased 130 basis points during the six-month period ended June 28, 2019 as compared to the comparable period of 2018.
Year-to-date 2019 vs. year-to-date 2018 operating profit margin comparisons were favorably impacted by:

•
Higher 2019 core sales volumes and incremental year-over-year cost savings, net of incremental year-over-year costs associated with various new product development, sales and marketing growth investments and the impact of foreign currency exchange rates in the six-month period in 2019 - 140 basis points

•	Acquisition-related transaction costs deemed significant and fair value adjustments to inventory incurred in the second quarter of 2018 - 50 basis points
Year-to-date 2019 vs. year-to-date 2018 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2019 of acquired businesses - 30 basis points

•	Second quarter 2018 gain on resolution of acquisition-related matters - 30 basis points

DIAGNOSTICS
The Company’s Diagnostics segment offers analytical instruments, reagents, consumables, software and services that hospitals, physicians’ offices, reference laboratories and other critical care settings use to diagnose disease and make treatment decisions.
Diagnostics Selected Financial Data

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Sales	$1,618.3	$1,550.9	$3,155.1	$3,070.6
Operating profit	282.9	274.3	516.0	522.3
Depreciation	94.2	98.0	185.8	192.3
Amortization	51.8	52.6	103.8	105.7
Operating profit as a % of sales	17.5%	17.7%	16.4%	17.0%
Depreciation as a % of sales	5.8%	6.3%	5.9%	6.3%
Amortization as a % of sales	3.2%	3.4%	3.3%	3.4%
Core Revenue Growth

	% Change Three-Month Period Ended June 28, 2019 vs. Comparable 2018 Period	% Change Six- Month Period Ended June 28, 2019 vs. Comparable 2018 Period
Total sales growth (GAAP)	4.5%	3.0%
Less the impact of:
Currency exchange rates	3.0%	3.5%
Core revenue growth (non-GAAP)	7.5%	6.5%
Price increases in the segment contributed 0.5% to sales growth on a year-over-year basis during the three-month period ended June 28, 2019, and are reflected as a component of core revenue growth. Pricing in the segment did not significantly impact sales growth on a year-over-year basis during the six-month period ended June 28, 2019.
Core sales in the segment’s clinical lab business increased on a year-over-year basis for both the three and six-month periods ended June 28, 2019 due to continued demand in the high-growth markets, led by China. The immunoassay and automation product lines drove the core sales growth. During both the three and six-month periods, core sales increased in the molecular diagnostics business, driven by demand in North America and the high-growth markets. Core sales in the acute care diagnostic business increased year-over-year in both the three and six-month periods ended June 28, 2019, as demand for both the blood gas and immunoassay product lines increased sales in China, Western Europe and North America. Core sales in the pathology diagnostics business grew year-over-year in both the three and six-month periods, as demand for both the core histology and advanced staining product lines increased core sales in North America, China and Western Europe.
Operating Profit Performance
Operating profit margins decreased 20 basis points during the three-month period ended June 28, 2019 as compared to the comparable period of 2018. The following factors unfavorably impacted year-over-year operating profit margin comparisons:

•
Incremental year-over-year costs associated with various new product development, sales, service and marketing growth investments, unfavorable product mix and the impact of foreign currency exchange rates and tariffs in the second quarter of 2019, net of higher 2019 core sales volumes and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2018 - 20 basis points

Operating profit margins decreased 60 basis points during the six-month period ended June 28, 2019 as compared to the comparable period of 2018. The following factors unfavorably impacted year-over-year operating profit margin comparisons:

•
Incremental year-over-year costs associated with various new product development, sales, service and marketing growth investments, unfavorable product mix and the impact of foreign currency exchange rates in 2019, net of higher 2019 core sales volumes and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2018 - 60 basis points

DENTAL
The Company’s Dental segment provides products that are used to diagnose, treat and prevent disease and ailments of the teeth, gums and supporting bone, as well as to improve the aesthetics of the human smile. With leading brand names, innovative technology and significant market position, the Company is a leading worldwide provider of a broad range of dental consumables, equipment and services, and is dedicated to driving technological innovations that help dental professionals improve clinical outcomes and enhance productivity. The specialty products and technologies business develops, manufactures and markets dental implant systems, dental prosthetics and associated treatment software and technologies, as well as orthodontic bracket systems, aligners and lab products. The equipment and consumables business develops, manufactures and markets dental equipment and supplies used in dental offices, including digital imaging systems, software and other visualization/magnification systems; handpieces and associated consumables; treatment units and other dental practice equipment; endodontic systems and related consumables; restorative materials and instruments, rotary burs, impression materials, bonding agents and cements and infection prevention products.
Dental Selected Financial Data

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Sales	$712.1	$733.4	$1,371.8	$1,406.0
Operating profit	79.5	104.8	127.7	155.7
Depreciation	10.0	9.8	19.8	19.7
Amortization	22.5	22.6	45.0	45.5
Operating profit as a % of sales	11.2%	14.3%	9.3%	11.1%
Depreciation as a % of sales	1.4%	1.3%	1.4%	1.4%
Amortization as a % of sales	3.2%	3.1%	3.3%	3.2%
Core Revenue Growth

	% Change Three-Month Period Ended June 28, 2019 vs. Comparable 2018 Period	% Change Six- Month Period Ended June 28, 2019 vs. Comparable 2018 Period
Total sales growth (GAAP)	(3.0)%	(2.5)%
Less the impact of:
Currency exchange rates	2.5%	3.5%
Core revenue growth (non-GAAP)	(0.5)%	1.0%
Price in the segment negatively impacted sales growth by 1.0% on a year-over-year basis during both the three and six-month periods ended June 28, 2019, and is reflected as a component of core revenue growth.
Core sales of the equipment and consumables business declined in the three-month period and were essentially flat in the six-month period ended June 28, 2019, as demand in the high-growth markets was offset by lower sales of traditional consumables in the developed markets. Core revenue growth for the specialty products and technologies business, which consists of implant systems and orthodontic products, was led by high-growth markets, primarily China, for the three and six-month periods ended June 28, 2019. North America also contributed to core revenue growth in the six-month period. Core sales growth in the three and six-month periods was driven by demand for orthodontic products due partially to recent product launches as well as by demand for premium implant systems and equipment in the six-month period.

In July 2018, the Company announced its intention to spin-off its Dental business (now named Envista), into a separate publicly-traded company. On February 25, 2019, in connection with the announcement of the GE Biopharma Acquisition, the Company also announced a modification of its plans with respect to Envista, specifically that it now intends to conduct an initial public offering of Envista shares in the second half of 2019, subject to the satisfaction of certain conditions, including obtaining final approval from the Danaher Board of Directors, favorable rulings from the Internal Revenue Service (“IRS”) and other regulatory approvals.
Subsequent to the anticipated Envista IPO, the Company currently intends to distribute to our shareholders all or a portion of our remaining equity interest in Envista, which may include the spin-off of Envista shares effected as a dividend to all our shareholders, the split-off of Envista shares in exchange for Danaher shares or other securities, or any combination thereof in one transaction or in a series of transactions (collectively, the “Distribution”). While the Company currently intends to effect the Distribution, the Company has no obligation to pursue or consummate any further dispositions of our ownership in Envista, including through the Distribution, by any specified date or at all. If pursued, the Distribution may be subject to various conditions, including receipt of any necessary regulatory or other approvals, the existence of satisfactory market conditions, and the receipt of an opinion of counsel to the effect that the separation of Envista in connection with the Envista IPO, together with such Distribution, will be tax-free to the Company and the Company’s shareholders for U.S. federal income tax purposes. The conditions to the Distribution may not be satisfied; the Company may decide not to consummate the Distribution even if the conditions are satisfied; or we may decide to waive one or more of these conditions and consummate the Distribution even if all of the conditions are not satisfied. The Company cannot assure whether or when any such transaction will be consummated or as to the final terms of any such transaction.
Operating Profit Performance
Operating profit margins decreased 310 basis points during the three-month period ended June 28, 2019 as compared to the comparable period of 2018. The following factors unfavorably impacted year-over-year operating profit margin comparisons:

•
Lower overall pricing, incremental year-over-year costs associated with sales and marketing growth investments and the impact of foreign currency exchange rates in the second quarter of 2019, net of higher 2019 core sales volumes, lower spending on productivity initiatives in 2019 and cost savings associated with productivity initiatives taken in 2018 - 310 basis points

Operating profit margins decreased 180 basis points during the six-month period ended June 28, 2019 as compared to the comparable period of 2018. The following factors unfavorably impacted year-over-year operating profit margin comparisons:

•
Lower overall pricing and incremental year-over-year costs associated with sales and marketing growth investments, net of higher 2019 core sales volumes, lower spending on productivity initiatives in 2019 and cost savings associated with productivity initiatives taken in 2018 - 180 basis points

ENVIRONMENTAL & APPLIED SOLUTIONS
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

Environmental & Applied Solutions Selected Financial Data

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Sales	$1,113.6	$1,091.5	$2,170.1	$2,118.6
Operating profit	260.2	251.0	504.8	478.2
Depreciation	12.6	12.1	25.0	23.8
Amortization	15.4	15.4	31.2	31.0
Operating profit as a % of sales	23.4%	23.0%	23.3%	22.6%
Depreciation as a % of sales	1.1%	1.1%	1.2%	1.1%
Amortization as a % of sales	1.4%	1.4%	1.4%	1.5%
Core Revenue Growth

	% Change Three-Month Period Ended June 28, 2019 vs. Comparable 2018 Period	% Change Six- Month Period Ended June 28, 2019 vs. Comparable 2018 Period
Total sales growth (GAAP)	2.0%	2.5%
Less the impact of:
Acquisitions	(0.5)%	(1.0)%
Currency exchange rates	2.5%	3.5%
Core revenue growth (non-GAAP)	4.0%	5.0%
Price increases in the segment contributed 1.5% to sales growth on a year-over-year basis during both the three and six-month periods ended June 28, 2019, and are reflected as a component of core revenue growth.
Core sales in the segment’s water quality business increased at a mid-single digit rate during both the three and six-month periods ended June 28, 2019 as compared to the comparable periods of 2018. Year-over-year core sales in the analytical instrumentation product line grew in the three and six-month periods, driven by increased demand in North America and Western Europe, partially offset by lower core sales in China as a result of a difficult prior year comparison. Core revenue growth in the business’ chemical treatment solutions product line for the three and six-month periods was driven by higher demand in the oil and gas, primary metals, food and beverage, and consumer and industrial end-markets. Geographically, year-over-year core revenue growth for chemical treatment solutions was driven by increased demand in North America and Latin America. Core sales in the business’ ultraviolet water disinfection product line increased across all major end-markets during the three and six-month periods, led by the completion of several municipal projects. Geographically, year-over-year core sales growth for ultraviolet water disinfection products was driven by North America, Western Europe and China.
Core sales in the segment’s product identification businesses increased at a low-single digit rate during the three and six-month periods ended June 28, 2019 as compared to the comparable periods of 2018. Increased demand for marking and coding equipment and related consumables drove core sales growth in Western Europe, North America and high-growth markets despite a difficult prior year comparison. For packaging and color solutions products and services, core sales increased in both the three and six-month periods. Geographically, year-over-year core revenue growth for packaging and color solutions products and services was driven by North America and Western Europe.
Operating Profit Performance
Operating profit margins increased 40 basis points during the three-month period ended June 28, 2019 as compared to the comparable period of 2018.
Second quarter 2019 vs. second quarter 2018 operating profit margin comparisons were favorably impacted by:

•
Higher 2019 core sales volumes, incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2018 and the impact of foreign currency exchange rates in the second quarter of 2019, net of incremental year-over-year costs associated with sales, service and marketing growth investments - 45 basis points

Second quarter 2019 vs. second quarter 2018 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2019 of acquired businesses - 5 basis points
Operating profit margins increased 70 basis points during the six-month period ended June 28, 2019 as compared to the comparable period of 2018.
Year-to-date 2019 vs. year-to-date 2018 operating profit margin comparisons were favorably impacted by:

•
Higher 2019 core sales volumes, incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2018 and the impact of foreign currency exchange rates in 2019, net of incremental year-over-year costs associated with sales, service and marketing growth investments - 85 basis points

Year-to-date 2019 vs. year-to-date 2018 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2019 of acquired businesses - 15 basis points

COST OF SALES AND GROSS PROFIT

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Sales	$5,156.6	$4,981.0	$10,036.5	$9,676.4
Cost of sales	(2,279.2)	(2,163.9)	(4,441.1)	(4,215.7)
Gross profit	$2,877.4	$2,817.1	$5,595.4	$5,460.7
Gross profit margin	55.8%	56.6%	55.8%	56.4%
The year-over-year increase in cost of sales during both the three and six-month periods ended June 28, 2019 as compared to the comparable periods in 2018 was due primarily to the impact of higher year-over-year sales volumes, including sales from recently acquired businesses, partly offset by incremental year-over-year cost savings associated with the restructuring and continued productivity improvement actions taken in 2018.
The year-over-year decrease in gross profit margins during both the three and six-month periods ended June 28, 2019 as compared to the comparable periods in 2018 was due to the impact of product mix and higher freight and tariffs costs, partially offset by the impact of higher year-over-year sales volumes, including sales from recently acquired businesses, increased leverage of certain manufacturing costs and incremental year-over-year cost savings associated with the restructuring activities and continued productivity improvement actions taken in 2018.

OPERATING EXPENSES

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Sales	$5,156.6	$4,981.0	$10,036.5	$9,676.4
Selling, general and administrative (“SG&A”) expenses	1,671.8	1,637.9	3,355.2	3,239.8
Research and development (“R&D”) expenses	321.8	311.7	632.6	610.4
SG&A as a % of sales	32.4%	32.9%	33.4%	33.5%
R&D as a % of sales	6.2%	6.3%	6.3%	6.3%
The year-over-year decrease in SG&A expenses as a percentage of sales for both the three and six-month periods ended June 28, 2019 as compared to the comparable periods in 2018, was primarily driven by the benefit of increased leverage of the Company’s general and administrative cost base resulting from higher 2019 sales volumes, partially offset by investments in sales and marketing growth initiatives. A provision for legal matters of $36 million also partially offset the year-over-year decrease in SG&A expenses as a percentage of sales for the six-month period ended June 28, 2019.
Year-over-year, R&D expenses (consisting principally of internal and contract engineering personnel costs) as a percentage of sales decreased slightly for the three-month period, resulting from higher 2019 sales volumes, and remained constant as a percentage of sales for the six-month period ended June 28, 2019 as compared to the comparable period in 2018, as year-over-year increases in the Company’s new product development initiatives roughly corresponded to the increase in sales.

NONOPERATING INCOME (EXPENSE)
The Company disaggregates the service cost component of net periodic benefit costs of the noncontributory defined benefit pension plans and other postretirement employee benefit plans and presents the other components of net periodic benefit cost in other income, net. These other components include the assumed rate of return on plan assets partially offset by amortization of actuarial losses and interest and aggregated to a gain of $6 million and $12 million for the three and six-month periods ended June 28, 2019, respectively, compared to $8 million and $16 million for the three and six-month periods ended June 29, 2018, respectively.

INTEREST COSTS AND FINANCING
For a discussion of the Company’s outstanding indebtedness, refer to Note 8 to the accompanying Consolidated Condensed Financial Statements.
Interest expense of $21 million and $44 million for the three and six-month periods ended June 28, 2019, respectively, was $23 million lower and $38 million lower than the comparable periods of 2018, respectively, due primarily to the impact of the Company’s cross-currency swap derivatives. In January 2019, the Company entered into cross-currency swap derivative contracts with respect to approximately $1.9 billion of its U.S. dollar-denominated bonds to effectively convert these U.S. dollar-denominated bonds to obligations denominated in Danish kroner, Japanese yen, euro and Swiss franc. Interest income of $26 million and $42 million for the three and six-month periods ended June 28, 2019, respectively, was $24 million higher and $38 million higher than the comparable periods of 2018, respectively, due primarily to higher average cash balances during 2019 attributable to the cash received from the first quarter 2019 Common Stock and Mandatory Convertible Preferred Stock (“MCPS”) Offerings completed in preparation for the GE Biopharma Acquisition. In June 2019, the Company entered into interest rate swap agreements with a notional amount of $850 million which represents a portion of the amount of U.S. dollar-denominated bonds (with terms ranging from 10 to 30 years) the Company anticipates issuing to finance a portion of the GE Biopharma Acquisition. These contracts effectively fix the interest rate for a portion of the Company’s anticipated U.S. denominated debt issuance equal to the notional amount of the swaps to the rate specified in the interest rate swap agreements.

INCOME TAXES
The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended		Six-Month Period Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Effective tax rate	18.4%	19.3%	34.1%	19.9%
The effective tax rate for the three-month period ended June 28, 2019 differs from the U.S. federal statutory rate of 21.0% principally due to the impact of earnings outside the United States which generally are taxed at rates lower than the U.S. federal rate. The effective tax rate for the three-month period ended June 28, 2019 also includes net discrete tax benefits of $15 million ($0.02 per diluted share) from the release of reserves for uncertain tax positions due to the expiration of statutes of limitation, benefits from changes in tax law in a certain foreign jurisdiction and excess tax benefits from stock-based compensation, partially offset by charges from audit settlements. These discrete tax benefits decreased the reported tax rate by 1.7%.
The effective tax rate for the six-month period ended June 28, 2019 differs from the U.S. federal statutory rate of 21.0% principally due to the impact of net discrete charges of $227 million ($0.31 per diluted share) related primarily to changes in estimates associated with prior period uncertain tax positions and audit settlements, net of the release of reserves for uncertain tax positions due to the expiration of statutes of limitation, release of valuation allowances associated with certain foreign tax credits, tax benefits resulting from changes in tax law and excess tax benefits from stock-based compensation. These discrete income tax charges increased the reported tax rate by 14.0%. These charges were partially offset by benefits from the impact of earnings outside the United States which generally are taxed at rates lower than the U.S. federal rate.
The Company’s effective tax rates for both the three and six-month periods ended June 29, 2018 were slightly lower than the U.S. federal statutory rate of 21.0% due principally to the impact of the Company’s earnings outside the United States which overall are taxed at rates lower than the U.S. federal rate. The effective tax rate for the three and six-month periods ended June 29, 2018 reflects a U.S. corporate income tax rate of 21.0% from the enactment of the Tax Cuts and Jobs Act (“TCJA”), partially offset by a new minimum tax on certain non-U.S. earnings as a result of the TCJA. The effective tax rate for the three and six-month periods ended June 29, 2018 also includes net tax benefits of $9 million ($0.01 per diluted share) for release of reserves upon the expiration of statutes of limitation and excess tax benefits from stock-based compensation which were partially offset by increases in estimates associated with prior period uncertain tax positions and other matters.
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
The Company and its subsidiaries are routinely examined by various domestic and international taxing authorities. The IRS has completed the examinations of substantially all of the Company’s federal income tax returns through 2011 and is currently examining certain of the Company’s federal income tax returns for 2012 through 2017. In addition, the Company has subsidiaries in Austria, Belgium, Canada, China, Denmark, France, Germany, India, Japan, New Zealand, Singapore, Sweden, Switzerland and the United Kingdom and various other countries, states and provinces that are currently under audit for years ranging from 2004 through 2017.
In the fourth quarter of 2018 and in the first quarter of 2019, the IRS proposed significant adjustments to the Company’s taxable income for the years 2012 through 2015 with respect to the deferral of tax on certain premium income related to the Company’s self-insurance programs. For income tax purposes, the recognition of premium income has been deferred in accordance with U.S. tax laws related to insurance. The IRS is challenging the deferral of premiums for certain types of insurance policies. The proposed adjustments would increase the Company’s taxable income over the 2012-2015 period by approximately $2.7 billion. Management believes the positions the Company has taken in its U.S. tax returns are in accordance with the relevant tax laws, intends to vigorously defend these positions and is currently considering all of its alternatives. Due to the enactment of the TCJA in 2017 and the resulting reduction in the U.S. corporate tax rate for years after 2017, the Company revalued its deferred tax liabilities related to the temporary differences associated with this deferred premium income from 35.0% to 21.0%. If the Company is not successful in defending these assessments, the taxes owed to the IRS may be computed under the previous 35.0% statutory tax rate and the Company may be required to revalue the related deferred tax liabilities from 21.0% to 35.0%, which in addition to any interest due on the amounts assessed, would require a charge to future earnings. The ultimate resolution of this matter is uncertain, could take many years and could result in a material adverse impact to the Company’s Consolidated Condensed Financial Statements, including its cash flows and effective tax rate.
Tax authorities in Denmark have raised significant issues related to interest accrued by certain of the Company’s subsidiaries. On December 10, 2013, the Company received assessments from the Danish tax authority (“SKAT”) totaling approximately DKK 1.7 billion including interest through June 28, 2019 (approximately $262 million based on the exchange rate as of June 28, 2019), imposing withholding tax relating to interest accrued in Denmark on borrowings from certain of the Company’s subsidiaries for the years 2004-2009. The Company appealed these assessments to the Danish National Tax Tribunal in 2014, which appeal has been pending awaiting the outcome of other cases brought to the Court of Justice of the European Union (“CJEU”). The Company is currently in discussions with SKAT and anticipates receiving an assessment for similar withholding tax matters for the years 2010-2012 and 2013-2015 totaling approximately DKK 1.0 billion and DKK 720 million, respectively, including interest through June 28, 2019 (approximately $155 million and $110 million, respectively, based on the exchange rate as of June 28, 2019). In February 2019, the CJEU decided several other cases related to Danish withholding tax on dividends and interest. In these cases, the CJEU ruled that the exemption of interest payments from withholding taxes provided in the applicable EU directive should be denied where taxpayers use the directive for abusive or fraudulent purposes, and that it is up to the national courts to make this determination. Management believes the positions the Company has taken in Denmark are in accordance with the relevant tax laws and is vigorously defending its positions. The Company intends on pursuing this matter through the Danish High Court should the appeal to the Danish National Tax Tribunal be unsuccessful. The Company will continue to monitor decisions of both the Danish courts and the CJEU and evaluate the impact of these court rulings on the Company’s tax positions in Denmark. The ultimate resolution of this matter is uncertain, could take many years, and could result in a material adverse impact to the Company’s Consolidated Condensed Financial Statements, including its effective tax rate.
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

COMPREHENSIVE INCOME
For the three and six-month periods ended June 28, 2019, comprehensive income increased $644 million and increased $105 million, respectively, as compared to the comparable periods of 2018, primarily driven by changes in net earnings and changes in foreign currency translation adjustments in the periods. Net earnings increased $58 million in the three-month period ended June 28, 2019 versus the three-month period in 2018, and net earnings decreased $175 million in the six-month period in 2019 versus the comparable period in 2018. For the three and six-month periods ended June 28, 2019, the Company recorded foreign currency translation losses of $47 million and $57 million, respectively, as compared to foreign currency translation losses of $641 million and $347 million for the three and six-month periods ended June 29, 2018, resulting in a decrease in losses from foreign currency translation adjustments of $595 million and $290 million for the three and six-month periods, respectively.

INFLATION
The effect of inflation on the Company’s revenues and net earnings was not significant in the three and six-month periods ended June 28, 2019.

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

Following is an overview of the Company’s cash flows and liquidity ($ in millions):
Overview of Cash Flows and Liquidity

	Six-Month Period Ended
($ in millions)	June 28, 2019	June 29, 2018
Total operating cash flows	$1,874.8	$1,864.9

Cash paid for acquisitions	$(326.6)	$(2,067.8)
Payments for additions to property, plant and equipment	(336.5)	(291.7)
Proceeds from sales of property, plant and equipment	12.1	1.4
Payments for purchases of investments	(92.3)	—
Proceeds from sale of investments	—	22.1
All other investing activities	15.9	(29.3)
Net operating cash used in investing activities	$(727.4)	$(2,365.3)

Proceeds from the issuance of common stock in connection with stock-based compensation	$83.0	$49.7
Proceeds from the public offering of common stock, net of issuance costs	1,443.2	—
Proceeds from the public offering of preferred stock, net of issuance costs	1,599.6	—
Payment of dividends	(233.9)	(209.3)
Net proceeds from borrowings (maturities of 90 days or less)	599.6	1,030.1
Net repayments of borrowings (maturities longer than 90 days)	(3.9)	(3.9)
All other financing activities	(4.8)	(16.2)
Net operating cash provided by financing activities	$3,482.8	$850.4

•
Operating cash flows increased $10 million, or approximately 0.5%, during the six-month period ended June 28, 2019 as compared to the comparable period of 2018, primarily due to higher net earnings (after excluding the noncash discrete tax charges during the period) and the timing of payments for income taxes, partially offset by higher cash used for funding trade accounts receivable, inventories and accounts payable during the period compared to the prior year.

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

•	During the six-month period ended June 28, 2019, the Company invested $92 million in strategic non-marketable equity securities.

•	As of June 28, 2019, the Company held approximately $5.4 billion of cash and cash equivalents.

Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impact reported cash flows.
Operating cash flows were $1,875 million for the first six months of 2019, an increase of $10 million, or approximately 0.5%, as compared to the comparable period of 2018. The year-over-year change in operating cash flows from 2018 to 2019 was primarily attributable to the following factors:

•
2019 operating cash flows reflected a decrease of $175 million in net earnings for the first six months of 2019 as compared to the comparable period in 2018. However, included in net earnings for the first six months of 2019 are

$227 million of net discrete noncash tax charges, which decrease earnings without a corresponding impact to operating cash flows.

•
Net earnings for the first six months of 2019 reflected an increase of $4 million of depreciation and amortization expense as compared to the comparable period of 2018. Amortization expense primarily relates to the amortization of intangible assets acquired in connection with acquisitions and increased due to recently acquired businesses. Depreciation expense relates to both the Company’s manufacturing and operating facilities as well as instrumentation leased to customers under OTL arrangements and increased due primarily to the impact of increased capital expenditures. Depreciation and amortization are noncash expenses that decrease earnings without a corresponding impact to operating cash flows.

•
The aggregate of trade accounts receivable, inventories and trade accounts payable used $211 million in operating cash flows during the first six months of 2019, compared to $50 million of operating cash flows provided in the comparable period of 2018. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories and trade accounts payable depends upon how effectively the Company manages the cash conversion cycle, which effectively represents the number of days that elapse from the day it pays for the purchase of raw materials and components to the collection of cash from its customers and can be significantly impacted by the timing of collections and payments in a period.

•
The aggregate of prepaid expenses and other assets and accrued expenses and other liabilities provided $276 million of operating cash flows during the first six months of 2019, compared to $154 million of operating cash flows used in the comparable period of 2018. The cash flows provided in the first six months of 2019 resulted primarily from the noncash discrete tax charges noted above and the timing of cash payments for income taxes.

Investing Activities
Cash flows relating to investing activities consist of cash used for acquisitions and capital expenditures, including instruments leased to customers, cash used for investments and cash proceeds from divestitures of businesses or assets.
Net cash used in investing activities decreased approximately $1.6 billion in the six-month period ended June 28, 2019 compared to the comparable period of 2018 primarily as a result of the Company’s acquisition of IDT in the second quarter of 2018. For a discussion of the Company’s acquisitions during the first six months of 2019 refer to “—Overview”. In addition, for a description of the Company’s pending GE Biopharma Acquisition, refer to Note 3 to the accompanying Consolidated Condensed Financial Statements; and for a description of the anticipated Envista IPO, refer to Note 4 to the accompanying Consolidated Condensed Financial Statements.
Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development, improving information technology systems and the manufacture of instruments that are used in OTL arrangements that certain of the Company’s businesses enter into with customers. Capital expenditures increased $45 million on a year-over-year basis for the first six months of 2019 compared to 2018 due to increased investments in operating assets at newly acquired businesses such as IDT and increased investments in facilities and operating assets across the Company. For the full year 2019, the Company forecasts capital spending to be approximately $750 million, though actual expenditures will ultimately depend on business conditions.

Financing Activities and Indebtedness
Cash flows relating to financing activities consist primarily of cash flows associated with the issuance and repayments of commercial paper, issuance and repurchases of common stock, issuance of preferred stock and payments of cash dividends to shareholders. Financing activities provided cash of approximately $3.5 billion during the first six months of 2019 compared to $850 million of cash provided in the comparable period of 2018. The year-over-year increase in cash provided by financing activities was due primarily to the public offerings of common and preferred stock during the first quarter of 2019, partially offset by lower net proceeds from commercial paper borrowings in 2019 compared to the comparable 2018 period.
For a description of the Company’s outstanding debt as of June 28, 2019, and the Company’s commercial paper programs and credit facilities, refer to Note 8 to the accompanying Consolidated Condensed Financial Statements. As of June 28, 2019, the Company was in compliance with all of its debt covenants.
The Company satisfies any short-term liquidity needs that are not met through operating cash flow and available cash primarily through issuances of commercial paper under its U.S. dollar and euro-denominated commercial paper programs. Credit support for the commercial paper programs is generally provided by the Company’s $4.0 billion Credit Facility.

As of June 28, 2019, Danaher had the ability to incur an additional approximately $1.0 billion of indebtedness in direct borrowings under the Credit Facility, and/or under outstanding commercial paper facilities (based on aggregate amounts available under the Credit Facility that were not being used to backstop outstanding commercial paper balances).
For a description of the Company’s anticipated financing of the pending GE Biopharma Acquisition, refer to Note 3 to the accompanying Consolidated Condensed Financial Statements.
The Company repaid the €600 million aggregate principal amount of the 2019 Euronotes and accrued interest upon their maturity on July 8, 2019 using proceeds from the issuance of euro-denominated commercial paper. The Company has classified the 2019 Euronotes, the 2020 Assumed Pall Notes and approximately $2.9 billion of its borrowings outstanding under the euro-denominated commercial paper program as of June 28, 2019 as long-term debt in the accompanying Consolidated Condensed Balance Sheet as the Company had the intent and ability, as supported by availability under the Credit Facility, to refinance these borrowings for at least one year from the balance sheet date. As commercial paper obligations mature, the Company may issue additional short-term commercial paper obligations to refinance all or part of these borrowings.
Common Stock Offering and MCPS Stock Offering
For a description of the Common Stock and MCPS Offerings, refer to Note 14 to the accompanying Consolidated Condensed Financial Statements.

Stock Repurchase Program
For information regarding the Company’s stock repurchase program, please see Part II—Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”.

Dividends
Aggregate cash payments for dividends on Company common stock during the six-month period ended June 28, 2019 were $234 million. The increase over the comparable period of 2018 results from an increase in the quarterly dividend rate effective with respect to the dividend paid in the second quarter of 2018 and with respect to the dividend paid in the second quarter of 2019.
In the second quarter of 2019, the Company declared a regular quarterly dividend of $0.17 per share of Company common stock payable on July 26, 2019 to holders of record on June 28, 2019, reflecting a 6% increase in the per share amount of the Company’s quarterly dividend. In addition, the Company declared a quarterly cash dividend of $17.681 per share of MCPS payable on July 15, 2019 to holders of record on June 30, 2019.

Cash and Cash Requirements
As of June 28, 2019, the Company held approximately $5.4 billion of cash and cash equivalents that were held on deposit with financial institutions or invested in highly liquid investment-grade debt instruments with a maturity of 90 days or less with an approximate weighted average annual interest rate of 2.2%. Of this amount, approximately $3.1 billion was held within the United States and approximately $2.3 billion was held outside of the United States. The Company will continue to have cash requirements to support working capital needs, capital expenditures and acquisitions (including the GE Biopharma Acquisition), pay interest and service debt, pay taxes and any related interest or penalties, fund its restructuring activities and pension plans as required, pay dividends to shareholders, repurchase shares of the Company’s common stock and support other business needs. For a description of the Company’s anticipated financing of the GE Biopharma Acquisition, please refer to Note 3 to the accompanying Consolidated Condensed Financial Statements.
The Company generally intends to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions (including as noted above in connection with the GE Biopharma Acquisition), the Company may also borrow under its commercial paper programs or the credit facilities, enter into new credit facilities and either borrow directly thereunder or use such credit facilities to backstop additional borrowing capacity under its commercial paper programs and/or access the capital markets. The Company also may from time to time access the capital markets to take advantage of favorable interest rate environments or other market conditions. With respect to the commercial paper scheduled to mature during the remainder of 2019, the Company expects to repay the principal amounts when due using available cash, proceeds from the issuance of commercial paper and/or proceeds from other debt issuances.
While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company’s foreign cash could be repatriated to the United States. Following enactment of the TCJA and the associated Transition Tax, in general, repatriation of cash to the United States can be completed with no incremental U.S. tax; however, repatriation of cash could subject the Company to non-U.S. taxes on distributions. The cash that the Company’s non-U.S. subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. The income taxes, if any, applicable to such earnings including basis differences in our foreign subsidiaries are not readily determinable. As of June 28, 2019, management believes that it has sufficient sources of liquidity to satisfy its cash needs, including its cash needs in the United States.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Instruments and Risk Management,” in the Company’s 2018 Annual Report. There were no material changes during the quarter ended June 28, 2019 to this information reported in the Company’s 2018 Annual Report.

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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For additional information regarding legal proceedings, refer to the section titled “Legal Proceedings” in MD&A in the Company’s 2018 Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS
There were no material changes during the quarter ended June 28, 2019 to the risk factors reported in the Company’s 2018 Annual Report and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2019. Additional information regarding risk factors can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Information Related to Forward-Looking Statements,” in Part I—Item 2 of this Form 10-Q, in Part I—Item 1A of the Company’s 2018 Annual Report on Form 10-K and in Part II—Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2019.
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
As of June 28, 2019, we had approximately $10.3 billion in outstanding indebtedness and had the ability to incur approximately an additional approximately $1.0 billion of indebtedness in direct borrowings or under our outstanding commercial paper facility based on the amounts available under the Company’s $4.0 billion Credit Facility which were not being used to backstop outstanding commercial paper balances. We expect to incur up to approximately $18 billion of additional indebtedness to fund a portion of the purchase price of the GE Biopharma Acquisition.
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
We intend to conduct an initial public offering of shares of Envista in the second half of 2019. Subsequent to the initial public offering, we intend to distribute our remaining equity interest in Envista in one or more spin-off and/or split-off transactions. Any or all of these transactions may not be completed on the currently contemplated timeline or at all and may not achieve the intended benefits.
In July 2018, the Company announced its intention to spin-off Envista into an independent publicly-traded company. On February 25, 2019, in connection with the announcement of the GE Biopharma Acquisition, the Company also announced a modification of its plans with respect to Envista, specifically that it now intends to conduct an initial public offering of shares of Envista in the second half of 2019, subject to the satisfaction of certain conditions, including obtaining final approval from the Danaher Board of Directors, receipt of favorable rulings from the IRS and receipt of other receipt of regulatory approvals. Subsequent to the Envista IPO, we intend to distribute our remaining equity interest in Envista in one or more spin-off and/or split-off transactions.
Unanticipated developments, including adverse market conditions, possible delays in obtaining various tax rulings, regulatory approvals or clearances, uncertainty of the financial markets or changes in the Company’s cash requirements, business performance and challenges in establishing infrastructure or processes, could delay or prevent the proposed Envista IPO and/or any of the other potential transactions described above, or cause the proposed Envista IPO and/or any of the other potential transactions described above to occur on terms or conditions that are less favorable and/or different than expected. Even if these transactions are completed, we may not realize some or all of the anticipated benefits therefrom. Expenses incurred to accomplish these transactions may be significantly higher than what we currently anticipate.
Executing the proposed separation also requires significant time and attention from management, which could distract them from other tasks in operating our business. We cannot assure you that the Envista IPO and the other transactions described above, if consummated, will yield greater net benefits to Danaher and its shareholders than if the Envista IPO and other transactions described above had not occurred.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the six-month period ended June 28, 2019. On July 16, 2013, the Company’s Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Repurchase Program, and the timing and amount of any shares repurchased under the program will be determined by the Company’s management based on its evaluation of market conditions and other factors. The Repurchase Program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plans) and for other corporate purposes. As of June 28, 2019, 20 million shares remained available for repurchase pursuant to the Repurchase Program. The Company expects to fund any future stock repurchases using the Company’s available cash balances or proceeds from the issuance of debt.
During the second quarter of 2019, holders of certain of the Company’s Liquid Yield Option Notes due 2021 (“LYONS”) converted such LYONS into an aggregate of 369 thousand shares of Danaher common stock, par value $0.01 per share. In each case, the shares of common stock were issued solely to existing security holders upon conversion of the LYONs pursuant to the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended.

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

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DANAHER CORPORATION

Date:	July 17, 2019	By:	/s/ Matthew R. McGrew
Matthew R. McGrew
Executive Vice President and Chief Financial Officer

Date:	July 17, 2019	By:	/s/ Robert S. Lutz
Robert S. Lutz
Senior Vice President and Chief Accounting Officer