Form 10-Q
period 2019-09-27
DANAHER CORP /DE/
filed 2019-10-24
CIK 313616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2019
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-08089
DANAHER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware		59-1995548
(State of Incorporation)		(I.R.S. Employer Identification Number)

2200 Pennsylvania Avenue, N.W., Suite 800W		20037-1701
Washington,	DC
(Address of Principal Executive Offices)		(Zip Code)
Registrant’s telephone number, including area code: 202-828-0850

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	DHR	New York Stock Exchange
4.75% Mandatory Convertible Preferred Stock, Series A, without par value	DHR.PRA	New York Stock Exchange
Floating Rate Senior Notes due 2022	DHR F 06/30/22	New York Stock Exchange
1.700% Senior Notes due 2022	DHR 1.7 01/04/22	New York Stock Exchange
2.500% Senior Notes due 2025	DHR 2.5 07/08/25	New York Stock Exchange
0.200% Senior Notes due 2026	DHR 0.2 03/18/26	New York Stock Exchange
1.200% Senior Notes due 2027	DHR 1.2 06/30/27	New York Stock Exchange
0.450% Senior Notes due 2028	DHR 0.45 03/18/28	New York Stock Exchange
0.750% Senior Notes due 2031	DHR 0.75 09/18/31	New York Stock Exchange
1.350% Senior Notes due 2039	DHR 1.35 09/18/39	New York Stock Exchange
1.800% Senior Notes due 2049	DHR 1.8 09/18/49	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The number of shares of common stock outstanding at October 18, 2019 was 718,281,174.

DANAHER CORPORATION
INDEX
FORM 10-Q

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ and shares in millions, except per share amount)
(unaudited)

	September 27, 2019	December 31, 2018
ASSETS
Current assets:
Cash and equivalents	$14,252.1	$787.8
Trade accounts receivable, net	3,467.1	3,489.6
Inventories:
Finished goods	1,085.2	1,031.2
Work in process	335.0	313.9
Raw materials	603.5	565.0
Total inventories	2,023.7	1,910.1
Prepaid expenses and other current assets	610.8	906.3
Total current assets	20,353.7	7,093.8
Property, plant and equipment, net of accumulated depreciation of $3,023.3 and $2,828.3, respectively	2,519.6	2,511.2
Other long-term assets	1,787.1	648.4
Goodwill	25,724.8	25,906.0
Other intangible assets, net	11,145.9	11,673.1
Total assets	$61,531.1	$47,832.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$1,068.6	$51.8
Trade accounts payable	1,606.8	1,712.8
Accrued expenses and other liabilities	3,258.6	3,076.9
Total current liabilities	5,934.0	4,841.5
Other long-term liabilities	5,865.3	5,075.8
Long-term debt	16,536.2	9,688.5
Stockholders’ equity:
Preferred stock, without par value, 15.0 million shares authorized; 1.65 million shares of 4.75% Mandatory Convertible Preferred Stock, Series A, issued and outstanding at September 27, 2019; no shares issued or outstanding at December 31, 2018	1,599.6	—
Common stock - $0.01 par value, 2.0 billion shares authorized; 835.0 million issued and 718.2 million outstanding at September 27, 2019; 817.9 million issued and 701.5 million outstanding at December 31, 2018	8.3	8.2
Additional paid-in capital	7,501.5	5,834.3
Retained earnings	26,481.2	25,163.0
Accumulated other comprehensive income (loss)	(3,088.3)	(2,791.1)
Total Danaher stockholders’ equity	32,502.3	28,214.4
Noncontrolling interests	693.3	12.3
Total stockholders’ equity	33,195.6	28,226.7
Total liabilities and stockholders’ equity	$61,531.1	$47,832.5
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three-Month Period Ended		Nine-Month Period Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Sales	$5,037.3	$4,853.1	$15,073.8	$14,529.5
Cost of sales	(2,228.9)	(2,162.6)	(6,670.0)	(6,378.3)
Gross profit	2,808.4	2,690.5	8,403.8	8,151.2
Operating costs:
Selling, general and administrative expenses	(1,654.7)	(1,558.6)	(5,009.9)	(4,798.4)
Research and development expenses	(318.9)	(301.2)	(951.5)	(911.6)
Operating profit	834.8	830.7	2,442.4	2,441.2
Nonoperating income (expense):
Other income, net	4.4	9.1	15.9	25.2
Interest expense	(26.3)	(41.3)	(70.2)	(123.6)
Interest income	30.1	2.8	72.0	6.7
Earnings before income taxes	843.0	801.3	2,460.1	2,349.5
Income taxes	(169.1)	(137.6)	(721.1)	(445.4)
Net earnings	673.9	663.7	1,739.0	1,904.1
Less: net earnings attributable to noncontrolling interests	(5.9)	—	(5.9)	—
Net earnings attributable to Danaher stockholders	668.0	663.7	1,733.1	1,904.1
Mandatory convertible preferred stock dividends	(19.6)	—	(48.8)	—
Net earnings attributable to common stockholders	$648.4	$663.7	$1,684.3	$1,904.1
Net earnings per common share:
Basic	$0.90	$0.95	$2.36	$2.72
Diluted	$0.89	$0.93	$2.32	$2.68
Average common stock and common equivalent shares outstanding:
Basic	718.8	701.4	714.7	700.1
Diluted	729.3	710.6	725.2	709.9

See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three-Month Period Ended		Nine-Month Period Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Net earnings	$673.9	$663.7	$1,739.0	$1,904.1
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(235.8)	(162.4)	(293.1)	(509.4)
Pension and postretirement plan benefit adjustments	5.8	5.9	15.8	19.7
Unrealized gain (loss) on available-for-sale securities adjustments	0.5	—	1.4	(0.6)
Cash flow hedge adjustments	(41.8)	—	(48.6)	—
Total other comprehensive income (loss), net of income taxes	(271.3)	(156.5)	(324.5)	(490.3)
Comprehensive income	402.6	507.2	1,414.5	1,413.8
Less: comprehensive income attributable to noncontrolling interests	(4.7)	—	(4.7)	—
Comprehensive income attributable to Danaher	$397.9	$507.2	$1,409.8	$1,413.8
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ in millions)
(unaudited)

	Three-Month Period Ended		Nine-Month Period Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Preferred stock
Balance, beginning of period	$1,599.6	$—	$—	$—
Issuance of Mandatory Convertible Preferred Stock	—	—	1,599.6	—
Balance, end of period	$1,599.6	$—	$1,599.6	$—
Common stock
Balance, beginning of period	$8.3	$8.2	$8.2	$8.1
Common stock-based award activity	—	—	—	0.1
Issuance of common stock	—	—	0.1	—
Balance, end of period	$8.3	$8.2	$8.3	$8.2
Additional paid-in capital
Balance, beginning of period	$7,482.6	$5,706.1	$5,834.3	$5,538.2
Common stock-based award activity	77.6	66.1	253.2	194.0
Common stock issued in connection with acquisitions	—	—	—	23.9
Common stock issued in connection with LYONs’ conversions, including tax benefit of $0.4, $0.0, $8.5 and $4.2, respectively	1.3	—	30.9	16.1
Issuance of common stock	—	—	1,443.1	—
Sale of Envista Holdings Corporation Common Stock	(60.0)	—	(60.0)	—
Balance, end of period	$7,501.5	$5,772.2	$7,501.5	$5,772.2
Retained earnings
Balance, beginning of period	$25,955.0	$23,977.2	$25,163.0	$22,806.1
Adoption of accounting standards	—	—	—	154.5
Net earnings attributable to Danaher stockholders	668.0	663.7	1,733.1	1,904.1
Dividends declared	(122.2)	(112.2)	(366.1)	(336.0)
Mandatory Convertible Preferred Stock cumulative dividends	(19.6)	—	(48.8)	—
Balance, end of period	$26,481.2	$24,528.7	$26,481.2	$24,528.7
Accumulated other comprehensive income (loss)
Balance, beginning of period	$(2,844.3)	$(2,479.2)	$(2,791.1)	$(1,994.2)
Adoption of accounting standards	—	—	—	(151.2)
Sale of Envista Holdings Corporation Common Stock	26.1	—	26.1	—
Other comprehensive income (loss)	(270.1)	(156.5)	(323.3)	(490.3)
Balance, end of period	$(3,088.3)	$(2,635.7)	$(3,088.3)	$(2,635.7)
Noncontrolling interests
Balance, beginning of period	$12.0	$12.1	$12.3	$9.6
Sale of Envista Holdings Corporation Common Stock	676.7	—	676.7	—
Change in noncontrolling interests	4.6	(0.3)	4.3	2.2
Balance, end of period	$693.3	$11.8	$693.3	$11.8
Total stockholders’ equity, end of period	$33,195.6	$27,685.2	$33,195.6	$27,685.2
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Nine-Month Period Ended
	September 27, 2019	September 28, 2018
Cash flows from operating activities:
Net earnings	$1,739.0	$1,904.1
Noncash items:
Depreciation	450.3	449.4
Amortization	536.6	527.5
Stock-based compensation expense	130.0	111.6
Change in trade accounts receivable, net	(26.3)	128.6
Change in inventories	(169.4)	(255.4)
Change in trade accounts payable	(81.5)	71.5
Change in prepaid expenses and other assets	225.4	245.6
Change in accrued expenses and other liabilities	36.3	(398.5)
Net operating cash provided by operating activities	2,840.4	2,784.4
Cash flows from investing activities:
Cash paid for acquisitions	(331.1)	(2,173.3)
Payments for additions to property, plant and equipment	(518.4)	(441.3)
Proceeds from sales of property, plant and equipment	14.1	1.6
Payments for purchases of investments	(165.5)	(61.1)
Proceeds from sale of investments	—	22.1
All other investing activities	28.9	—
Net operating cash used in investing activities	(972.0)	(2,652.0)
Cash flows from financing activities:
Proceeds from the issuance of common stock in connection with stock-based compensation	115.0	77.3
Proceeds from the sale of common stock, net of issuance costs	1,443.2	—
Proceeds from the sale of preferred stock, net of issuance costs	1,599.6	—
Proceeds from the sale of Envista Holdings Corporation Common Stock, net of issuance costs	643.4	—
Payment of dividends	(385.0)	(321.2)
Net proceeds from borrowings (maturities of 90 days or less)	744.1	882.1
Proceeds from borrowings (maturities longer than 90 days)	8,137.1	—
Net repayments of borrowings (maturities longer than 90 days)	(680.9)	(503.9)
All other financing activities	(6.0)	(16.6)
Net operating cash provided by financing activities	11,610.5	117.7
Effect of exchange rate changes on cash and equivalents	(14.6)	(104.2)
Net change in cash and equivalents	13,464.3	145.9
Beginning balance of cash and equivalents	787.8	630.3
Ending balance of cash and equivalents	$14,252.1	$776.2

Supplemental disclosures:
Cash interest payments	$112.9	$129.0
Cash income tax payments	494.8	502.0
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. GENERAL
The Consolidated Condensed Financial Statements included herein have been prepared by Danaher Corporation (“Danaher” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In this quarterly report, the terms “Danaher” or the “Company” refer to Danaher Corporation, Danaher Corporation and its consolidated subsidiaries (including Envista Holdings Corporation (“Envista”), unless otherwise indicated or the context otherwise requires) or the consolidated subsidiaries of Danaher Corporation (including Envista, unless otherwise indicated or the context otherwise requires), as the context requires. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The Consolidated Condensed Financial Statements included herein should be read in conjunction with the financial statements as of and for the year ended December 31, 2018 and the Notes thereto included in the Company’s 2018 Annual Report on Form 10-K filed on February 21, 2019 (the “2018 Annual Report” or “2018 Annual Report on Form 10-K”).
In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 27, 2019 and December 31, 2018, its results of operations for the three and nine-month periods ended September 27, 2019 and September 28, 2018 and its cash flows for each of the nine-month periods then ended.
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
The Company leases Life Sciences, Diagnostics, and Environmental & Applied Solutions equipment to customers in both operating-type lease (“OTL”) and sales-type lease (“STL”) arrangements. Equipment lease revenue for OTL agreements is recognized on a straight-line basis over the life of the lease, and the costs of customer-leased equipment are recorded within property, plant and equipment, net in the accompanying Consolidated Condensed Balance Sheets and depreciated over the equipment’s estimated useful life. Depreciation expense associated with the leased equipment under OTL arrangements is reflected in cost of sales in the accompanying Consolidated Condensed Statements of Earnings. The OTLs are generally not cancellable until after an initial term and may or may not require the customer to purchase a minimum number of consumables or tests throughout the contract term. Certain of the Company’s lease contracts are customized for larger customers and often result in complex terms and conditions that typically require significant judgment in applying the criteria used to evaluate whether the arrangement should be considered an OTL or an STL. An STL results in earlier recognition of equipment revenue as compared to an OTL. Some of the Company’s leases include a purchase option for the customer to purchase the leased asset at the end of the lease arrangement for a purchase price equal to the asset’s fair market value at the time of the purchase. The Company manages its risk on the unguaranteed residual asset for leased equipment through the pricing and term of the leases. In certain geographies, equipment coming off OTL and STL arrangements after the initial lease term may be leased to other customers or used for spare parts.
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
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The ASU was effective for public entities for fiscal years beginning after December 15, 2018. In January 2019, the Company entered into approximately $1.9 billion of cross-currency swap derivative contracts to hedge its net investment in foreign operations against adverse changes in the exchange rates between the U.S. dollar and the Danish kroner, Japanese yen, euro and Swiss franc. In June 2019, the Company entered into interest rate swap agreements with a notional amount of $850 million which represents a portion of the amount of U.S. dollar-denominated bonds (with terms ranging from 10 to 30 years) the Company anticipates issuing to finance a portion of the acquisition of the Biopharma Business of General Electric Company (“GE”) Life Sciences (the “GE Biopharma Business” or “GE Biopharma”). These contracts effectively fixed the interest rate for a portion of the Company’s anticipated U.S. dollar-denominated debt issuance equal to the notional amount of the swaps to the rate specified in the interest rate swap agreements. Refer to Note 8 for additional disclosures about the Company’s debt issuances related to the pending GE Biopharma acquisition and Note 9 for additional disclosures about the Company’s hedging activities.
In addition to the cross-currency swaps entered into by the Company in January 2019, in September 2019, Envista entered into $650 million of cross-currency swap derivative contracts with respect to its senior unsecured term loan facility. These contracts effectively convert the senior unsecured term loan facility to an obligation denominated in euro and partially offset the impact of changes in currency rates on Envista’s euro-denominated net investments in foreign operations. In addition, Envista entered into $650 million of interest rate swap derivative contracts to convert the variable interest rate for the senior unsecured term loan facility to a fixed interest rate.
Except for the above accounting policy for leases that was updated as a result of adopting ASC 842, there have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2018 that have a material impact on the Company’s Consolidated Condensed Financial Statements and the related Notes.
Accounting Standards Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. The ASU is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. The ASU will be adopted using a modified retrospective transition method, with the adoption impact recognized through a cumulative-effect adjustment to retained earnings in the period of adoption. In November 2018, April 2019 and May 2019, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments and ASU No. 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief which provided additional implementation guidance on the previously issued ASU. Management has not yet completed its assessment of the impact of the new standard on the Company’s financial statements. The Company is in the process of implementing changes to its accounting policies and processes for the new standard. Currently, the Company believes that the most notable impact of this ASU will relate to its processes around the assessment of the adequacy of its allowance for doubtful accounts on trade accounts receivable and the recognition of credit losses.
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

	Foreign Currency Translation Adjustments	Pension & Postretirement Plan Benefit Adjustments		Unrealized Gain (Loss) on Available-For-Sale Securities Adjustments	Cash Flow Hedge Adjustments	Total
For the Three-Month Period Ended September 27, 2019:
Balance, June 28, 2019	$(2,155.4)	$(681.1)		$(1.0)	$(6.8)	$(2,844.3)
Other comprehensive income (loss) before reclassifications:
(Decrease) increase	(226.8)	—		0.6	(55.1)	(281.3)
Income tax impact	(9.0)	—		(0.1)	13.3	4.2
Other comprehensive income (loss) before reclassifications, net of income taxes	(235.8)	—		0.5	(41.8)	(277.1)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	7.5	(a)	—	—	7.5
Income tax impact	—	(1.7)		—	—	(1.7)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	5.8		—	—	5.8
Net current period other comprehensive income (loss), net of income taxes	(235.8)	5.8		0.5	(41.8)	(271.3)	(b)
Balance, September 27, 2019	$(2,391.2)	$(675.3)		$(0.5)	$(48.6)	(3,115.6)
Less: accumulated other comprehensive income attributable to noncontrolling interests						(27.3)
Accumulated other comprehensive income attributable to controlling interests						$(3,088.3)
For the Three-Month Period Ended September 28, 2018:
Balance, June 29, 2018	$(1,812.9)	$(664.6)		$(1.7)	$—	$(2,479.2)
Other comprehensive income (loss) before reclassifications:
Decrease	(162.4)	—		—	—	(162.4)
Income tax impact	—	—		—	—	—
Other comprehensive income (loss) before reclassifications, net of income taxes	(162.4)	—		—	—	(162.4)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	7.7	(a)	—	—	7.7
Income tax impact	—	(1.8)		—	—	(1.8)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	5.9		—	—	5.9
Net current period other comprehensive income (loss), net of income taxes	(162.4)	5.9		—	—	(156.5)
Balance, September 28, 2018	$(1,975.3)	$(658.7)		$(1.7)	$—	$(2,635.7)
(a) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost. Refer to Note 10 for additional details.
(b) Accumulated other comprehensive income (loss) for the three-month period ended September 27, 2019 consists of $270.1 million of accumulated other comprehensive loss attributable to controlling interest and $1.2 million of accumulated other comprehensive loss attributable to noncontrolling interest.

	Foreign Currency Translation Adjustments	Pension & Postretirement Plan Benefit Adjustments		Unrealized Gain (Loss) on Available-For-Sale Securities Adjustments	Cash Flow Hedge Adjustments	Total
For the Nine-Month Period Ended September 27, 2019:
Balance, December 31, 2018	$(2,098.1)	$(691.1)		$(1.9)	$—	$(2,791.1)
Other comprehensive income (loss) before reclassifications:
(Decrease) increase	(286.0)	—		1.8	(64.0)	(348.2)
Income tax impact	(7.1)	—		(0.4)	15.4	7.9
Other comprehensive income (loss) before reclassifications, net of income taxes	(293.1)	—		1.4	(48.6)	(340.3)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	20.7	(a)	—	—	20.7
Income tax impact	—	(4.9)		—	—	(4.9)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	15.8		—	—	15.8
Net current period other comprehensive income (loss), net of income taxes	(293.1)	15.8		1.4	(48.6)	(324.5)	(b)
Balance, September 27, 2019	$(2,391.2)	$(675.3)		$(0.5)	$(48.6)	(3,115.6)
Less: accumulated other comprehensive income attributable to noncontrolling interests						(27.3)
Accumulated other comprehensive income attributable to controlling interests						$(3,088.3)
For the Nine-Month Period Ended September 28, 2018:
Balance, December 31, 2017	$(1,422.1)	$(571.2)		$(0.9)	$—	$(1,994.2)
Adoption of accounting standards	(43.8)	(107.2)		(0.2)	—	(151.2)
Balance, January 1, 2018	(1,465.9)	(678.4)		(1.1)	—	(2,145.4)
Other comprehensive income (loss) before reclassifications:
Decrease	(509.4)	—		(0.8)	—	(510.2)
Income tax impact	—	—		0.2	—	0.2
Other comprehensive income (loss) before reclassifications, net of income taxes	(509.4)	—		(0.6)	—	(510.0)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	25.8	(a)	—	—	25.8
Income tax impact	—	(6.1)		—	—	(6.1)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	19.7		—	—	19.7
Net current period other comprehensive income (loss), net of income taxes	(509.4)	19.7		(0.6)	—	(490.3)
Balance, September 28, 2018	$(1,975.3)	$(658.7)		$(1.7)	$—	$(2,635.7)

(a) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost. Refer to Note 10 for additional details.
(b) Accumulated other comprehensive income (loss) for the nine-month period ended September 27, 2019 consists of $323.3 million of accumulated other comprehensive loss attributable to controlling interest and $1.2 million of accumulated other comprehensive loss attributable to noncontrolling interest.

NOTE 2. REVENUE
The following tables present the Company’s revenues disaggregated by geographical region and revenue type for the three and nine-month periods ended September 27, 2019 and September 28, 2018 ($ in millions). Sales taxes and other usage-based taxes collected from customers are excluded from revenue.

	Life Sciences	Diagnostics	Dental / Envista	Environmental & Applied Solutions	Total
Three-month period ended September 27, 2019:
Geographical region:
North America	$637.2	$602.9	$327.7	$465.5	$2,033.3
Western Europe	444.1	257.9	127.5	252.8	1,082.3
Other developed markets	149.2	108.4	45.6	32.5	335.7
High-growth markets (a)	465.1	632.7	158.5	329.7	1,586.0
Total	$1,695.6	$1,601.9	$659.3	$1,080.5	$5,037.3

Revenue type:
Recurring	$1,084.3	$1,343.2	$479.4	$595.2	$3,502.1
Nonrecurring	611.3	258.7	179.9	485.3	1,535.2
Total	$1,695.6	$1,601.9	$659.3	$1,080.5	$5,037.3

Three-month period ended September 28, 2018:
Geographical region:
North America	$584.0	$574.0	$339.8	$439.7	$1,937.5
Western Europe	447.1	262.3	137.2	257.5	1,104.1
Other developed markets	134.5	91.8	42.5	31.0	299.8
High-growth markets (a)	431.1	574.4	160.0	346.2	1,511.7
Total	$1,596.7	$1,502.5	$679.5	$1,074.4	$4,853.1

Revenue type:
Recurring	$1,030.9	$1,273.3	$478.2	$571.1	$3,353.5
Nonrecurring	565.8	229.2	201.3	503.3	1,499.6
Total	$1,596.7	$1,502.5	$679.5	$1,074.4	$4,853.1

	Life Sciences	Diagnostics	Dental / Envista	Environmental & Applied Solutions	Total
Nine-month period ended September 27, 2019:
Geographical region:
North America	$1,878.1	$1,836.3	$966.4	$1,403.0	$6,083.8
Western Europe	1,363.7	828.5	443.7	774.1	3,410.0
Other developed markets	436.1	295.6	131.0	92.7	955.4
High-growth markets (a)	1,357.2	1,796.6	490.0	980.8	4,624.6
Total	$5,035.1	$4,757.0	$2,031.1	$3,250.6	$15,073.8

Revenue type:
Recurring	$3,264.4	$4,047.9	$1,489.3	$1,770.2	$10,571.8
Nonrecurring	1,770.7	709.1	541.8	1,480.4	4,502.0
Total	$5,035.1	$4,757.0	$2,031.1	$3,250.6	$15,073.8

Nine-month period ended September 28, 2018:
Geographical region:
North America	$1,642.4	$1,760.1	$977.2	$1,308.7	$5,688.4
Western Europe	1,346.5	861.4	483.3	785.5	3,476.7
Other developed markets	417.9	275.3	133.5	94.9	921.6
High-growth markets (a)	1,271.1	1,676.3	491.5	1,003.9	4,442.8
Total	$4,677.9	$4,573.1	$2,085.5	$3,193.0	$14,529.5

Revenue type:
Recurring	$3,057.3	$3,892.8	$1,513.5	$1,702.7	$10,166.3
Nonrecurring	1,620.6	680.3	572.0	1,490.3	4,363.2
Total	$4,677.9	$4,573.1	$2,085.5	$3,193.0	$14,529.5

(a) The Company defines high-growth markets as developing markets of the world experiencing extended periods of accelerated growth in gross domestic product and infrastructure which include Eastern Europe, the Middle East, Africa, Latin America and Asia (with the exception of Japan and Australia). The Company defines developed markets as all markets that are not high-growth markets.
The Company sells equipment to customers as well as consumables, spare parts, software licenses and services, some of which customers purchase on a recurring basis. In most of the Company’s businesses, consumables are typically critical to the use of the equipment and are typically used on a one-time or limited basis, requiring frequent replacement in the customer’s operating cycle. Examples of these consumables include reagents used in diagnostic tests, filters used in filtration, separation and purification processes and cartridges for marking and coding equipment. Additionally, some of the Company’s consumables are used on a standalone basis, such as dental implants and water treatment solutions. The Company separates its goods and services between those sold on a recurring basis and those sold on a nonrecurring basis. Recurring revenue includes revenue from consumables, services, spare parts, software licenses recognized over time, software-as-a-service, sales-and-usage based royalties and OTLs. Nonrecurring revenue includes sales from equipment, software licenses recognized at a point in time and STLs. OTLs and STLs are included in the above revenue amounts. For the three-month periods ended September 27, 2019 and September 28, 2018, revenue accounted for under ASC 842 and ASC 840 was $108 million and $115 million, respectively. For the nine-month periods ended September 27, 2019 and September 28, 2018, revenue accounted for under ASC 842 and ASC 840 was $321 million and $308 million, respectively.
Remaining performance obligations related to Topic 606, Revenue from Contracts with Customers (“ASC 606”) represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period. As of September 27, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $2.0 billion. The Company expects to recognize revenue on approximately 39% of the remaining performance obligations over the next 12 months, 25% over the subsequent 12 months, and the remainder thereafter.
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the Consolidated Condensed Balance Sheets. Most of the Company’s long-term contracts are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in billing occurring subsequent to revenue recognition resulting in contract assets. Contract assets are generally classified as other current assets in the Consolidated Condensed Balance Sheets. The balance of contract assets as of September 27, 2019 and December 31, 2018 were $77 million and $82 million, respectively.
The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the Consolidated Condensed Balance Sheets based on the timing of when the Company expects to recognize revenue. As of September 27, 2019 and December 31, 2018, contract liabilities were $801 million and $799 million, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets. Revenue recognized during the nine-month periods ended September 27, 2019 and September 28, 2018 that was included in the contract liability balance on December 31, 2018 and at the date of adoption of ASC 606 on January 1, 2018 was $544 million and $568 million, respectively. Contract assets and liabilities are reported on the accompanying Consolidated Condensed Balance Sheets on a contract-by-contract basis.

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
The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. In the months after closing, as the Company obtains additional information about these assets and liabilities, including through tangible and intangible asset appraisals, and learns more about the newly acquired business, it is able to refine the estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. The Company is continuing to evaluate certain pre-acquisition contingencies associated with its 2019 acquisitions and is also in the process of obtaining valuations of acquired intangible assets and certain acquisition-related liabilities in connection with these acquisitions. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.
During the nine-month period ended September 27, 2019, the Company acquired five businesses for total consideration of $331 million in cash, net of cash acquired. The businesses acquired complement existing units of the Life Sciences, Diagnostics and Environmental & Applied Solutions segments. The aggregate annual sales of these businesses at the time of their acquisition, based on the companies’ revenues for their last completed fiscal year prior to the acquisition, were $72 million. The Company preliminarily recorded an aggregate of $215 million of goodwill related to these acquisitions.

The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the acquisitions consummated during the nine-month period ended September 27, 2019 ($ in millions):

Trade accounts receivable	$8.6
Inventories	8.8
Property, plant and equipment	3.9
Goodwill	214.9
Other intangible assets, primarily customer relationships, trade names and technology	112.3
Trade accounts payable	(2.8)
Other assets and liabilities, net	(14.6)
Net cash consideration	$331.1

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

	Three-Month Period Ended		Nine-Month Period Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Sales	$5,037.3	$4,873.4	$15,082.6	$14,685.8
Net earnings attributable to common stockholders	648.4	658.1	1,681.2	1,888.5
Diluted net earnings per share	0.89	0.93	2.32	2.66

Acquisition-related transaction costs of $15 million associated with the IDT acquisition were excluded from pro forma earnings in 2018.
Pending Acquisition
On February 25, 2019, the Company entered into an Equity and Asset Purchase Agreement (the “GE Biopharma Purchase Agreement”) with GE to acquire the GE Biopharma Business for a cash purchase price of approximately $21.0 billion, subject to certain adjustments, and the assumption of approximately $0.4 billion of pension liabilities (the “GE Biopharma Acquisition”). The GE Biopharma Business is a leading provider of instruments, consumables and software that support the research, discovery, process development and manufacturing workflows of biopharmaceutical drugs. Based on audited carve-out financial statements provided by GE, the GE Biopharma Business generated revenues of approximately $3.0 billion in 2018. The Company expects to include the GE Biopharma Business within the Life Sciences segment. The GE Biopharma Acquisition is expected to provide additional sales and earnings growth opportunities for the Company’s Life Sciences segment by expanding the business’ geographic and product line diversity, including new product and service offerings that complement the Company’s current biologics workflow solutions. As a condition to obtaining certain regulatory approvals for the closing of the transaction, the Company will be required to divest certain of its existing product lines. In furtherance thereof, on October 18, 2019, the Company signed an agreement to sell certain of its product lines, contingent upon the Company closing the GE Biopharma Acquisition. These product lines had annual revenue in 2018 of $140 million. Though the timing of obtaining the regulatory approvals necessary to close the GE Biopharma Acquisition is uncertain, the Company continues to make progress with respect thereto and expects to close the transaction in the first quarter of 2020.
The Company expects to finance the GE Biopharma Acquisition with approximately $3.0 billion of proceeds from the March 1, 2019 underwritten public offerings of its Common Stock and Mandatory Convertible Preferred Stock (“MCPS”), proceeds from the September 2019 issuance of debt, proceeds from the issuance of additional debt or other borrowings and available cash on hand. Refer to Note 8 for additional information related to the issuance of debt and to Note 14 for additional information related to the March 1, 2019 public offerings.

NOTE 4. ENVISTA INITIAL PUBLIC OFFERING
On September 20, 2019, Envista, a subsidiary of the Company, completed an underwritten initial public offering (the “Envista IPO”) of 30.8 million shares of its common stock, which represents 19.4% of Envista’s outstanding shares, at a public offering price of $22.00 per share (the “IPO price”). Envista shares trade on the New York Stock Exchange under the symbol “NVST”. Envista realized net proceeds of $643 million from the Envista IPO, after deducting underwriting discounts and deal expenses.
In connection with the completion of the Envista IPO, through a series of equity and other transactions, the Company transferred its dental businesses to Envista. In exchange, Envista transferred consideration of approximately $2.0 billion to the Company, which consists primarily of the net proceeds from the Envista IPO and approximately $1.3 billion of proceeds from Envista’s term debt financing. The excess of the net book value of the business transferred to Envista over the net proceeds from the IPO was $60 million and was recorded as a reduction to additional paid-in capital in the accompanying Consolidated Condensed Balance Sheet. Of the Company’s consolidated cash and cash equivalents as of September 27, 2019, $193 million is owned by Envista.
Danaher continues to consolidate Envista, as the Company owns 80.6% of Envista’s outstanding common shares and retains control over Envista. The earnings attributable to the noncontrolling interest of Envista for the period from the Envista IPO until September 27, 2019 were $6 million. As of September 27, 2019, the noncontrolling interest of $681 million associated with Envista is reflected in noncontrolling interests in the accompanying Consolidated Condensed Balance Sheet.
Danaher intends to use a portion of the consideration received from Envista to redeem $882 million in aggregate principal amount of outstanding indebtedness in the fourth quarter of 2019 (consisting of the Company’s 2.4% senior unsecured notes due 2020 and 5.0% senior unsecured notes due 2020. The Company expects the make-whole premiums required in connection with the redemption will be $7 million ($5 million after-tax or $0.01 per diluted share). The Company intends to use the balance of the consideration it received from Envista for quarterly cash dividend payments to its shareholders.
The Company intends to make a tax-free distribution to its stockholders of all or a portion of its remaining equity interest in Envista, which may include one or more distributions effected as a dividend to all Danaher stockholders, one or more distributions in exchange for Danaher shares or other securities or any combination thereof (the “Distribution”). The Company has no obligation to pursue or consummate any further dispositions of its ownership interest in Envista, including through the Distribution, by any specified date or at all. If pursued, the Distribution may be subject to various conditions, including receipt of any necessary regulatory or other approvals, the existence of satisfactory market conditions and the receipt of an opinion of counsel to the effect that the separation, together with such Distribution, will be tax-free to Danaher and its stockholders for U.S. federal income tax purposes.

NOTE 5. LEASES
The Company has operating leases for office space, warehouses, distribution centers, research and development facilities, manufacturing locations and certain equipment, primarily automobiles. Many leases include one or more options to renew, some of which include options to extend the leases for up to 30 years, and some leases include options to terminate the leases within 30 days. In certain of the Company’s lease agreements, the rental payments are adjusted periodically to reflect actual charges incurred for common area maintenance, utilities, inflation and/or changes in other indexes. The Company’s finance leases were not material as of September 27, 2019 and for both the three and nine-month periods then ended. ROU assets arising from finance leases are included in property, plant and equipment, net and the liabilities are included in notes payable and current portion of long-term debt and long-term debt in the accompanying Consolidated Condensed Balance Sheets.
The components of operating lease expense were as follows ($ in millions):

	Three-Month Period Ended	Nine-Month Period Ended
	September 27, 2019	September 27, 2019
Fixed operating lease expense (a)	$58.7	$178.1
Variable operating lease expense	13.4	38.3
Total operating lease expense	$72.1	$216.4
(a) Includes short-term leases and sublease income, both of which were immaterial.
Supplemental cash flow information related to the Company’s operating leases for the nine-month period ended September 27, 2019 was as follows ($ in millions):

Cash paid for amounts included in the measurement of operating lease liabilities	$177.7
ROU assets obtained in exchange for operating lease obligations	165.1

The following table presents the lease balances within the Consolidated Condensed Balance Sheet, weighted average remaining lease term and weighted average discount rates related to the Company’s operating leases as of September 27, 2019 ($ in millions):

Lease Assets and Liabilities	Classification
Assets:
Operating lease ROU assets	Other long-term assets	$956.1

Liabilities:
Current:
Operating lease liabilities	Accrued expenses and other liabilities	$182.0
Long-term:
Operating lease liabilities	Other long-term liabilities	817.0
Total operating lease liabilities		$999.0

Weighted average remaining lease term		7 years
Weighted average discount rate		3.1%

The following table presents the maturity of the Company’s operating lease liabilities as of September 27, 2019 ($ in millions):

Remainder of 2019	$55.8
2020	197.3
2021	160.4
2022	140.6
2023	122.0
Thereafter	460.3
Total operating lease payments	1,136.4
Less: imputed interest	137.4
Total operating lease liabilities	$999.0

As of September 27, 2019, the Company had no additional significant operating or finance leases that had not yet commenced.

NOTE 6. GOODWILL
The following is a rollforward of the Company’s goodwill ($ in millions):

Balance, December 31, 2018	$25,906.0
Attributable to 2019 acquisitions	214.9
Adjustments due to finalization of purchase price allocations	(6.9)
Foreign currency translation and other	(389.2)
Balance, September 27, 2019	$25,724.8

The carrying value of goodwill by segment is summarized as follows ($ in millions):

	September 27, 2019	December 31, 2018
Life Sciences	$13,300.2	$13,311.0
Diagnostics	6,829.9	6,925.6
Dental / Envista	3,283.2	3,325.5
Environmental & Applied Solutions	2,311.5	2,343.9
Total	$25,724.8	$25,906.0

The Company has not identified any “triggering” events which indicate an impairment of goodwill in the nine-month period ended September 27, 2019.

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
A summary of financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 27, 2019:
Assets:
Available-for-sale debt securities	$—	$35.7	$—	$35.7
Investment in equity securities	—	—	314.4	314.4
Cross-currency swap derivative contracts	—	36.8	—	36.8
Liabilities:
Interest rate swap derivative contracts	—	64.0	—	64.0
Deferred compensation plans	—	64.6	—	64.6

December 31, 2018:
Assets:
Available-for-sale debt securities	$—	$38.3	$—	$38.3
Investment in equity securities	—	—	148.9	148.9
Liabilities:
Deferred compensation plans	—	60.9	—	60.9

Available-for-sale debt securities, which are included in other long-term assets in the accompanying Consolidated Condensed Balance Sheets, are measured at fair value using quoted prices reported by investment brokers and dealers based on the underlying terms of the security and comparison to similar securities traded on an active market. As of September 27, 2019, available-for-sale debt securities primarily include U.S. Treasury Notes and corporate debt securities, which are valued based on instruments with similar terms traded on an active market.

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
The cross-currency swap derivative contracts are used to partially hedge the Company’s net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the Danish kroner, Japanese yen, euro and Swiss franc. Envista uses cross-currency swap derivative contracts to partially hedge its net investment in foreign operations against adverse movements in exchange rates between the U.S. dollar and the euro. The cross-currency swap derivative contracts are classified as Level 2 in the fair value hierarchy as they are measured using the income approach with the relevant interest rates and foreign currency current exchange rates and forward curves as inputs. Refer to Note 9 for additional information.
In June 2019, the Company entered into interest rate swap agreements with a notional amount of $850 million which represents a portion of the amount of U.S. dollar-denominated bonds (with terms ranging from 10 to 30 years) the Company anticipates issuing to finance a portion of the GE Biopharma Acquisition. These contracts effectively fixed the interest rate for a portion of the Company’s anticipated U.S. dollar-denominated debt issuance equal to the notional amount of the swaps to the rate specified in the interest rate swap agreements. In September 2019, Envista entered into $650 million of interest rate swap derivative contracts to convert the variable interest rate for the Envista Term Loan Facility to a fixed interest rate. The interest rate swap derivative contracts are classified as Level 2 in the fair value hierarchy as they are measured using the income approach, based on the relevant interest rate yield curves. Refer to Note 8 and Note 9 for additional information.
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
Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments were as follows ($ in millions):

	September 27, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Available-for-sale debt securities	$35.7	$35.7	$38.3	$38.3
Investment in equity securities	314.4	314.4	148.9	148.9
Cross-currency swap derivative contracts	36.8	36.8	—	—
Liabilities:
Interest rate swap derivative contracts	64.0	64.0	—	—
Notes payable and current portion of long-term debt	1,068.6	1,068.6	51.8	51.8
Long-term debt	16,536.2	17,045.5	9,688.5	9,990.6

As of September 27, 2019 and December 31, 2018, investments in non-marketable equity securities were categorized as Level 3, available-for-sale debt securities, cross-currency swap derivative contracts and interest rate swap derivative contracts were categorized as Level 2 and short and long-term borrowings were categorized as Level 1.

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

NOTE 8. FINANCING
As of September 27, 2019, the Company was in compliance with all of its debt covenants. The components of the Company’s debt were as follows ($ in millions):

	September 27, 2019	December 31, 2018
U.S. dollar-denominated commercial paper	$—	$72.8
Euro-denominated commercial paper (€2.7 billion and €2.1 billion, respectively)	2,933.2	2,377.5
1.0% senior unsecured notes due 2019 (€600.0 million aggregate principal amount) (the “2019 Euronotes”)	—	687.0
2.4% senior unsecured notes due 2020	499.2	498.5
5.0% senior unsecured notes due 2020 (the “2020 Assumed Pall Notes”)	382.8	386.7
Zero-coupon LYONs due 2021	34.6	56.2
0.352% senior unsecured notes due 2021 (¥30.0 billion aggregate principal amount) (the “2021 Yen Notes”)	277.6	273.2
1.7% senior unsecured notes due 2022 (€800.0 million aggregate principal amount) (the “2022 Euronotes”)	872.6	913.2
Floating rate senior unsecured notes due 2022 (€250.0 million aggregate principal amount) (the “Floating Rate 2022 Euronotes”)	272.9	285.7
Envista senior unsecured term loan facility due 2022 (the “Envista Term Loan Facility”)	648.6	—
Envista senior unsecured term loan facility due 2022 (€600.0 million aggregate principal amount) (the “Envista Euro Term Loan Facility”)	655.6	—
0.5% senior unsecured bonds due 2023 (CHF 540.0 million aggregate principal amount) (the “2023 CHF Bonds”)	546.0	550.7
2.5% senior unsecured notes due 2025 (€800.0 million aggregate principal amount) (the “2025 Euronotes”)	871.7	912.6
3.35% senior unsecured notes due 2025	497.1	496.8
0.2% senior unsecured notes due 2026 (€1.3 billion aggregate principal amount) (the “2026 Biopharma Euronotes”)	1,357.5	—
0.3% senior unsecured notes due 2027 (¥30.8 billion aggregate principal amount) (the “2027 Yen Notes”)	284.4	279.9
1.2% senior unsecured notes due 2027 (€600.0 million aggregate principal amount) (the “2027 Euronotes”)	651.5	682.0
0.45% senior unsecured notes due 2028 (€1.3 billion aggregate principal amount) (the “2028 Biopharma Euronotes”)	1,355.6	—
1.125% senior unsecured bonds due 2028 (CHF 210.0 million aggregate principal amount) (the “2028 CHF Bonds”)	216.0	218.1
0.75% senior unsecured notes due 2031 (€1.8 billion aggregate principal amount) (the “2031 Biopharma Euronotes”)	1,900.7	—
0.65% senior unsecured notes due 2032 (¥53.2 billion aggregate principal amount) (the “2032 Yen Notes”)	491.1	483.4
1.35% senior unsecured notes due 2039 (€1.3 billion aggregate principal amount) (the “2039 Biopharma Euronotes”)	1,349.2	—
4.375% senior unsecured notes due 2045	499.4	499.3
1.8% senior unsecured notes due 2049 (€750.0 million aggregate principal amount) (the “2049 Biopharma Euronotes”)	810.3	—
Other	197.2	66.7
Total debt	17,604.8	9,740.3
Less: currently payable	1,068.6	51.8
Long-term debt	$16,536.2	$9,688.5

For additional details regarding the Company’s debt financing, refer to Note 10 of the Company’s financial statements as of and for the year ended December 31, 2018 included in the Company’s 2018 Annual Report.
The Company satisfies any short-term liquidity needs that are not met through operating cash flow and available cash primarily through issuances of commercial paper under its U.S. dollar and euro-denominated commercial paper programs. Until August

27, 2019, credit support for the commercial paper programs was generally provided by the Company’s $4.0 billion unsecured, multi-year revolving credit facility with a syndicate of banks that was scheduled to expire on July 10, 2020 (the “Superseded Credit Facility”), which was also available for working capital and other general corporate purposes. During the duration of the Superseded Credit Facility, no borrowings were outstanding under the Superseded Credit Facility and the Company was in compliance with all covenants thereunder. Effective as of August 27, 2019, credit support for the Company’s U.S. dollar and euro-denominated commercial paper programs is provided by the 2020 Credit Facilities, as described below. In addition, the Company has also entered into reimbursement agreements with various commercial banks to support the issuance of letters of credit.
As of September 27, 2019, borrowings outstanding under the Company’s euro-denominated commercial paper program had a weighted average annual interest rate of negative 0.2% and a weighted average remaining maturity of approximately 42 days. There were no borrowings outstanding under the Company’s U.S. dollar-denominated commercial paper program as of September 27, 2019.
The Company repaid the €600 million aggregate principal amount of the 2019 Euronotes and accrued interest upon their maturity on July 8, 2019 using proceeds from the issuance of euro-denominated commercial paper. The Company has classified the 2.4% senior unsecured notes due 2020 and the 2020 Assumed Pall Notes as short-term debt as of September 27, 2019 since the Company plans to extinguish these obligations in the fourth quarter of 2019 (refer to Note 4 for additional information). The Company has classified approximately $2.9 billion of its borrowings outstanding under the euro-denominated commercial paper program as of September 27, 2019 as long-term debt in the accompanying Consolidated Condensed Balance Sheet as the Company had the intent and ability, as supported by availability under the 2020 Credit Facilities, to refinance these borrowings for at least one year from the balance sheet date.
Debt discounts, premiums and debt issuance costs totaled $86 million and $19 million as of September 27, 2019 and December 31, 2018, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of debt table above.
2019 Debt Issuances
Long-Term Indebtedness Related to the Pending GE Biopharma Acquisition
On September 18, 2019, DH Europe Finance II S.a.r.l. (“Danaher International II”), a wholly-owned finance subsidiary of the Company, completed the underwritten public offering of senior unsecured notes due 2026, 2028, 2031, 2039 and 2049 (collectively the “Biopharma Euronotes”). The following summarizes the key terms of the offering (€ in millions):

	Aggregate Principal Amount	Stated Annual Interest Rate	Issue Price (as % of Principal Amount)	Maturity Date	Interest Payment Dates (in arrears)
2026 Biopharma Euronotes	€1,250.0	0.200%	99.833%	March 18, 2026	March 18
2028 Biopharma Euronotes	€1,250.0	0.450%	99.751%	March 18, 2028	March 18
2031 Biopharma Euronotes	€1,750.0	0.750%	99.920%	September 18, 2031	September 18
2039 Biopharma Euronotes	€1,250.0	1.350%	99.461%	September 18, 2039	September 18
2049 Biopharma Euronotes	€750.0	1.800%	99.564%	September 18, 2049	September 18

The Biopharma Euronotes are fully and unconditionally guaranteed by the Company. The Company received net proceeds from the Biopharma Euronotes, after underwriting discounts and commissions and offering expenses, of approximately €6.2 billion (approximately $6.8 billion based on currency exchange rates as of the date of the pricing of the notes). The Company plans to use the proceeds from the Biopharma Euronotes to fund a portion of the pending GE Biopharma Acquisition. Pending completion of the GE Biopharma Acquisition, the Company has invested the net proceeds in short-term bank deposits and/or interest-bearing, investment-grade securities.
Long-Term Indebtedness Related to Envista
In September 2019, the Company received net cash distributions of approximately $2.0 billion from Envista as consideration for the Company’s contribution of assets to Envista in connection with the Envista IPO. Envista financed these cash payments through the issuance of common stock and proceeds from approximately $1.3 billion of term debt, consisting of $650 million aggregate principal amount of borrowings under a three-year, senior unsecured term loan facility with variable interest rates and €600 million aggregate principal amount of borrowings under a three-year, senior unsecured term loan facility with variable interest rates (together, the “Envista Debt”). In addition, Envista entered into a revolving credit agreement with a syndicate of banks providing for a five-year $250 million senior unsecured revolving credit facility (the “Envista Credit

Facility”). Envista had no borrowings outstanding under the Envista Credit Facility as of September 27, 2019. As of September 27, 2019, Danaher owns 80.6% of the common stock of Envista, and as a result, the Company consolidates Envista and therefore the Company’s Consolidated Condensed Balance Sheet as of September 27, 2019 includes the Envista Debt. As of September 27, 2019, Envista was in compliance with all covenants under the Envista Credit Facility.
364-Day and Five-Year Revolving Credit Facilities
On August 27, 2019, the Company replaced the Superseded Credit Facility with a $5.0 billion unsecured revolving credit facility with a syndicate of banks that expires on August 27, 2024, subject to a one-year extension option at the request of the Company with the consent of the lenders (the “Five-Year Facility”). The Five-Year Facility also contains an expansion option permitting Danaher to request up to five increases of up to an aggregate additional $2.5 billion from lenders that elect to make such increase available, upon the satisfaction of certain conditions. At the same time, the Company entered into a $5.0 billion 364-day unsecured revolving credit facility with a syndicate of banks that expires on August 26, 2020 (the “Scheduled Termination Date”) (the “364-Day Facility” and together with the Five-Year Facility, the “2020 Credit Facilities”), to provide additional liquidity support for issuances under the Company’s U.S. dollar and euro-denominated commercial paper programs. The Company may elect, upon the payment of a fee equal to 0.75% of the principal amount of the loans then outstanding and, upon the satisfaction of certain conditions, to convert any loans outstanding on the Scheduled Termination Date into term loans that are due and payable one year following the Scheduled Termination Date. The increase in the size of the Company’s commercial paper programs, as supported by the 2020 Credit Facilities, provides capacity for the Company to use proceeds from the commercial paper programs to fund a portion of the pending GE Biopharma Acquisition.
Borrowings under the Five-Year Facility bear interest as follows: (1) Eurocurrency Rate Committed Loans (as defined in the Five-Year Facility) bear interest at a variable rate equal to the London inter-bank offered rate plus a margin of between 58.5 and 100.0 basis points, depending on Danaher’s long-term debt credit rating; (2) Base Rate Committed Loans and Swing Line Loans (each as defined in the Five-Year Facility) bear interest at a variable rate equal to the highest of (a) the Federal funds rate (as published by the Federal Reserve Bank of New York from time to time) plus 50 basis points; (b) Bank of America’s “prime rate” as publicly announced from time to time and (c) the Eurocurrency Rate (as defined in the Five-Year Facility) plus 100 basis points; and (3) Bid Loans (as defined in the Five-Year Facility) bear interest at the rate bid by the particular lender providing such loan. In addition, Danaher is required to pay a per annum facility fee of between 4.0 and 12.5 basis points (depending on Danaher’s long-term debt credit rating) based on the aggregate commitments under the Five-Year Facility, regardless of usage.
Borrowings under the 364-Day Facility bear interest as follows: (1) Eurodollar Rate Loans (as defined in the 364-Day Facility) bear interest at a variable rate per annum equal to the London inter-bank offered rate plus a margin of between 59.5 and 100.5 basis points, depending on Danaher’s long-term debt credit rating; and (2) Base Rate Loans (as defined in the 364-Day Facility) bear interest at a variable rate per annum equal to the highest of (a) the Federal funds rate (as published by the Federal Reserve Bank of New York from time to time) plus 50 basis points, (b) Bank of America’s “prime rate” as publicly announced from time to time and (c) the Eurodollar Rate (as defined in the 364-Day Facility) plus 100 basis points, plus in each case a margin of up to 0.5 basis points depending on Danaher’s long-term debt credit rating. In addition, Danaher is required to pay a per annum facility fee of between 3.0 and 12.0 basis points (depending on Danaher’s long-term debt credit rating) based on the aggregate commitments under the 364-Day Facility, regardless of usage.
The 2020 Credit Facilities require the Company to maintain a consolidated leverage ratio (as defined in the facilities) of 0.65 to 1.00 or less. Borrowings under the 2020 Credit Facilities are prepayable at the Company’s option at any time in whole or in part without premium or penalty.
The Company’s obligations under the 2020 Credit Facilities are unsecured. The Company has unconditionally and irrevocably guaranteed the obligations of each of its subsidiaries in the event a subsidiary is named a borrower under either of the 2020 Credit Facilities. Each of the 2020 Credit Facilities contain customary representations, warranties, conditions precedent, events of default, indemnities and affirmative and negative covenants. The 2020 Credit Facilities are available for liquidity support for Danaher’s expanded U.S. dollar and euro commercial paper programs, as discussed above, and for general corporate purposes.

Guarantors of Debt
The Company has guaranteed long-term debt and commercial paper issued by certain of its wholly-owned subsidiaries. The 2019 Euronotes, 2022 Euronotes, Floating Rate 2022 Euronotes, 2025 Euronotes and 2027 Euronotes were issued by DH Europe Finance S.a.r.l., formerly known as DH Europe Finance S.A. (“Danaher International”). The 2026 Biopharma Euronotes, 2028 Biopharma Euronotes, 2031 Biopharma Euronotes, 2039 Biopharma Euronotes and 2049 Biopharma Euronotes were issued by Danaher International II. The 2023 CHF Bonds and 2028 CHF Bonds were issued by DH Switzerland Finance S.A. (“Danaher Switzerland”). The 2021 Yen Notes, 2027 Yen Notes and 2032 Yen Notes were issued by DH Japan Finance S.A. (“Danaher Japan”). Each of Danaher International, Danaher International II, Danaher Switzerland and Danaher Japan are wholly-owned finance subsidiaries of Danaher Corporation. All of the outstanding and future securities issued by each of these entities, as well as the 2020 Assumed Pall Notes, are or will be fully and unconditionally guaranteed by the Company and these guarantees rank on parity with the Company’s unsecured and unsubordinated indebtedness.
LYONs Redemption
During the nine-month period ended September 27, 2019, holders of certain of the Company’s LYONs converted such LYONs into an aggregate of 891 thousand shares of the Company’s common stock, par value $0.01 per share. The Company’s deferred tax liability of $9 million associated with the book and tax basis difference in the converted LYONs was transferred to additional paid-in capital as a result of the conversions.

NOTE 9. HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses cross-currency swap derivative contracts to partially hedge its net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the Danish kroner, Japanese yen, euro and Swiss franc. The cross-currency swap derivative contracts are agreements to exchange fixed-rate payments in one currency for fixed-rate payments in another currency. In January 2019, the Company entered into cross-currency swap derivative contracts with respect to approximately $1.9 billion of its U.S. dollar-denominated bonds and approximately $1.0 billion of these derivative contracts remain outstanding as of September 27, 2019. These contracts effectively convert these U.S. dollar-denominated bonds to obligations denominated in Danish kroner, Japanese yen, euro and Swiss franc, and partially offset the impact of changes in currency rates on foreign currency denominated net investments. The changes in the spot rate of these instruments are recorded in accumulated other comprehensive income (loss) in stockholders’ equity, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated other comprehensive income (loss) in the Company’s Consolidated Condensed Statements of Stockholders’ Equity. Any ineffective portions of net investment hedges are reclassified from accumulated other comprehensive income (loss) into earnings during the period of change. The interest income or expense from these swaps are recorded in interest expense in the Company’s Consolidated Condensed Statements of Earnings consistent with the classification of interest expense attributable to the underlying debt. These instruments mature on dates ranging up to September 2028.
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
The Company has used interest rate swap agreements to hedge the variability in cash flows due to changes in benchmark interest rates related to a portion of the U.S. debt the Company anticipates issuing to fund the GE Biopharma Acquisition. The interest rate swap agreements are agreements in which the Company agrees to pay a fixed interest rate based on the rate specified in the agreement in exchange for receiving a floating interest rate from a third-party bank based upon a specified benchmark interest rate. In June 2019, the Company entered into interest rate swap agreements with a notional amount of $850 million. These contracts effectively fixed the interest rate for a portion of the Company’s anticipated U.S. dollar-denominated debt issuance equal to the notional amount of the swaps to the rate specified in the interest rate swap agreements. The changes in the fair value of these instruments are recorded in accumulated other comprehensive income (loss) in stockholders’ equity and are subsequently reclassified to interest expense over the life of the related debt.
Envista uses cross-currency swap derivative contracts to partially hedge its net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the euro. The cross-currency swap derivative contracts are agreements to exchange fixed-rate payments in one currency for fixed-rate payments in another currency. In September 2019, Envista entered into cross-currency swap derivative contracts with respect to $650 million of the Envista Term Loan Facility and $650 million of these derivative contracts remain outstanding as of September 27, 2019. These contracts effectively convert the Envista Term Loan Facility to an obligation denominated in euro and partially offset the impact of changes in currency rates on foreign currency denominated net investments. The changes in the fair value of these instruments are recorded in accumulated other comprehensive income (loss) in equity, partially offsetting the foreign currency translation adjustment of Envista’s related net investment that is also recorded in accumulated other comprehensive income (loss). Any ineffective portions of net investment hedges are reclassified from accumulated other comprehensive income (loss) into earnings during the period of change. The interest income or expense from these swaps are recorded in interest expense, consistent with the classification of interest expense attributable to the underlying debt. These instruments mature on dates ranging from September 2020 to September 2022.
Envista issued the euro-denominated Envista Euro Credit Facility as a partial hedge of its net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the euro. This foreign currency denominated long-term debt issuance is designated and qualifies as a nonderivative hedging instrument. Accordingly, the foreign currency translation of this debt instrument is recorded in accumulated other comprehensive income (loss) in stockholders’ equity in the accompanying Consolidated Condensed Balance Sheet, offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated other comprehensive income (loss). Any ineffective portions of the net investment hedge is reclassified from accumulated other comprehensive income (loss) into earnings during the period of change. This debt matures in September 2022.

In addition to the cross-currency swaps entered into by the Company in January 2019, in September 2019, Envista entered into $650 million of interest rate swap derivative contracts to convert the variable interest rate for the Envista Term Loan Facility to a fixed interest rate. The interest rate swap agreements are agreements in which Envista agrees to pay a fixed interest rate based on the rate specified in the agreement in exchange for receiving a floating interest rate from a third-party bank based upon a specified benchmark interest rate. These contracts effectively fixed the interest rate for the Envista Term Loan Facility. The changes in the fair value of these instruments are recorded in accumulated other comprehensive income (loss) in stockholders’ equity and are subsequently reclassified to interest expense over the life of the Envista Term Loan Facility.
The following table summarizes the notional values as of September 27, 2019 and pretax impact of changes in the fair values of instruments designated as net investment hedges and cash flow hedges in accumulated other comprehensive income (“OCI”) for the three and nine-month periods then ended ($ in millions):

	Notional Amount	Gain (Loss) Recognized in OCI
For the Three-Month Period Ended September 27, 2019:
Foreign currency contracts	$1,650.0	$41.5
Foreign currency denominated debt	8,073.6	255.2
Interest rate swaps	1,500.0	(55.1)
Total	$11,223.6	$241.6
For the Nine-Month Period Ended September 27, 2019:
Foreign currency contracts	$1,650.0	$36.8
Foreign currency denominated debt	8,073.6	263.5
Interest rate swaps	1,500.0	(64.0)
Total	$11,223.6	$236.3

Gains or losses related to the foreign currency contracts and foreign currency denominated debt are classified as foreign currency translation adjustments in the schedule of changes in OCI in Note 1, as these items are attributable to the Company’s hedges of its net investment in foreign operations. Gains or losses related to the interest rate swaps are classified as cash flow hedge adjustments in the schedule of changes in OCI in Note 1. The Company did not reclassify any deferred gains or losses related to net investment hedges or cash flow hedges from accumulated other comprehensive income (loss) to earnings during the three or nine-month periods ended September 27, 2019. In addition, the Company did not have any ineffectiveness related to net investment hedges or interest rate swaps during the three or nine-month periods ended September 27, 2019. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in all other investing activities in the accompanying Consolidated Condensed Statement of Cash Flows. The cash inflows and outflows associated with the Company’s derivative contracts designated as cash flow hedges are classified in cash flows from operating activities in the accompanying Consolidated Condensed Statement of Cash Flows.

The Company’s derivative instruments, as well as its nonderivative debt instruments designated and qualifying as net investment hedges, were classified as of September 27, 2019 in the Company’s Consolidated Condensed Balance Sheet as follows ($ in millions):

Derivative assets:
Prepaid expenses and other current assets	$36.8

Derivative liabilities:
Accrued expenses and other liabilities	64.0

Nonderivative hedging instruments:
Long-term debt	8,073.6

Amounts related to the Company’s derivatives expected to be reclassified from accumulated other comprehensive income (loss) to net earnings during the next 12 months are not significant.

NOTE 10. DEFINED BENEFIT PLANS
The following sets forth the components of the Company’s net periodic benefit (cost) of the noncontributory defined benefit pension plans ($ in millions):

	Three-Month Period Ended		Nine-Month Period Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
U.S. pension benefits:
Service cost	$(1.6)	$(1.2)	$(4.8)	$(5.4)
Interest cost	(22.1)	(20.3)	(66.6)	(60.7)
Expected return on plan assets	31.0	33.0	94.2	99.2
Amortization of actuarial loss	(6.7)	(8.0)	(19.2)	(23.6)
Amortization of prior service cost	(0.2)	(0.2)	(0.7)	(0.7)
Net periodic pension benefit	$0.4	$3.3	$2.9	$8.8

Non-U.S. pension benefits:
Service cost	$(8.2)	$(8.6)	$(24.4)	$(26.2)
Interest cost	(6.6)	(6.3)	(19.9)	(19.6)
Expected return on plan assets	10.9	11.6	32.7	35.6
Amortization of actuarial loss	(3.9)	(1.5)	(3.7)	(4.5)
Amortization of prior service credit	2.6	0.2	0.2	0.4
Curtailment gain recognized	—	—	1.1	—
Settlement loss recognized	0.1	1.2	—	0.8
Net periodic pension cost	$(5.1)	$(3.4)	$(14.0)	$(13.5)

The following sets forth the components of the Company’s net periodic benefit cost of the other postretirement employee benefit plans ($ in millions):

	Three-Month Period Ended		Nine-Month Period Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Service cost	$(0.1)	$—	$(0.3)	$(0.3)
Interest cost	(1.3)	(1.2)	(3.8)	(3.5)
Amortization of prior service credit	0.6	0.6	1.6	1.8
Net periodic cost	$(0.8)	$(0.6)	$(2.5)	$(2.0)

The net periodic benefit cost of the noncontributory defined benefit pension plans and other postretirement employee benefit plans incurred during the three and nine-month periods ended September 27, 2019 and September 28, 2018 are reflected in the following captions in the accompanying Consolidated Condensed Statements of Earnings ($ in millions):

	Three-Month Period Ended		Nine-Month Period Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Service cost:
Cost of sales	$(2.0)	$(1.6)	$(6.2)	$(7.0)
Selling, general and administrative expenses	(7.9)	(8.2)	(23.3)	(24.9)
Total service cost	(9.9)	(9.8)	(29.5)	(31.9)
Other net periodic benefit costs:
Other income, net	4.4	9.1	15.9	25.2
Total	$(5.5)	$(0.7)	$(13.6)	$(6.7)

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

NOTE 11. INCOME TAXES
The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended		Nine-Month Period Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Effective tax rate	20.1%	17.2%	29.3%	19.0%

The effective tax rate for the three-month period ended September 27, 2019 differs from the U.S. federal statutory rate of 21.0% principally due to the impact of earnings outside the United States which generally are taxed at rates lower than the U.S. federal rate.
The effective tax rate for the nine-month period ended September 27, 2019 differs from the U.S. federal statutory rate of 21.0% principally due to the impact of net discrete charges of $227 million ($0.31 per diluted share) related primarily to changes in estimates associated with prior period uncertain tax positions and audit settlements, net of the release of reserves for uncertain tax positions due to the expiration of statutes of limitation, release of valuation allowances associated with certain foreign tax credits, tax benefits resulting from changes in tax law and excess tax benefits from stock-based compensation. These discrete income tax charges increased the reported tax rate by 9.2% on a net basis.
The Company’s effective tax rates for both the three and nine-month periods ended September 28, 2018 were lower than the U.S. federal statutory rate of 21.0% due principally to the impact of the Company’s earnings outside the United States which overall are taxed at rates lower than the U.S. federal rate. The effective tax rate for the three and nine-month periods ended

September 28, 2018 reflects a U.S. corporate income tax rate of 21.0% from the enactment of the Tax Cuts and Jobs Act (“TCJA”), partially offset by a new minimum tax on certain non-U.S. earnings as a result of the TCJA. The effective tax rate for the three-month period ended September 28, 2018 includes net tax benefits of $23 million ($0.03 per diluted share) related primarily to the release of valuation allowances associated with certain foreign operating losses and excess tax benefits from stock-based compensation, which in aggregate reduced the reported tax rate by 2.9%. The effective tax rate for the nine-month period ended September 28, 2018 also includes these benefits, in addition to net tax benefits of $9 million ($0.01 per diluted share) recorded in the second quarter of 2018 related to the release of reserves upon the expiration of statutes of limitation and excess tax benefits from stock-based compensation, which were partially offset by increases in estimates associated with prior period uncertain tax positions.
In the fourth quarter of 2018 and in the first quarter of 2019, the Internal Revenue Service (“IRS”) proposed significant adjustments to the Company’s taxable income for the years 2012 through 2015 with respect to the deferral of tax on certain premium income related to the Company’s self-insurance programs. For income tax purposes, the recognition of premium income has been deferred in accordance with U.S. tax laws related to insurance. The IRS is challenging the deferral of premiums for certain types of insurance policies. The proposed adjustments would increase the Company’s taxable income over the 2012-2015 period by approximately $2.7 billion. Management believes the positions the Company has taken in its U.S. tax returns are in accordance with the relevant tax laws, intends to vigorously defend these positions and is currently considering all of its alternatives. Due to the enactment of the TCJA in 2017 and the resulting reduction in the U.S. corporate tax rate for years after 2017, the Company revalued its deferred tax liabilities related to the temporary differences associated with this deferred premium income from 35.0% to 21.0%. If the Company is not successful in defending these assessments, the taxes owed to the IRS may be computed under the previous 35.0% statutory tax rate and the Company may be required to revalue the related deferred tax liabilities from 21.0% to 35.0%, which in addition to any interest due on the amounts assessed, would require a charge to future earnings. The ultimate resolution of this matter is uncertain, could take many years and could result in a material adverse impact to the Company’s Consolidated Condensed Financial Statements, including its cash flows and effective tax rate.
Tax authorities in Denmark have raised significant issues related to interest accrued by certain of the Company’s subsidiaries. On December 10, 2013, the Company received assessments from the Danish tax authority (“SKAT”) totaling approximately DKK 1.7 billion including interest through September 27, 2019 (approximately $256 million based on the exchange rate as of September 27, 2019), imposing withholding tax relating to interest accrued in Denmark on borrowings from certain of the Company’s subsidiaries for the years 2004-2009. The Company appealed these assessments to the Danish National Tax Tribunal in 2014. The appeal is pending, awaiting the final outcome of other withholding tax cases brought to the Court of Justice of the European Union (“CJEU”). In February 2019, the CJEU decided several other cases related to Danish withholding tax on dividends and interest. In these cases, the CJEU ruled that the exemption of interest payments from withholding taxes provided in the applicable European Union (“EU”) directive should be denied where taxpayers use the directive for abusive or fraudulent purposes, and that it is up to the national courts to make this determination. SKAT has maintained a similar position related to withholding tax on interest accrued in Denmark on borrowings from certain of the Company’s subsidiaries with respect to tax years 2010-2012 and on August 27, 2019, the Company received assessments for these matters totaling approximately DKK 1.0 billion including interest through September 27, 2019 (approximately $152 million based on the exchange rate as of September 27, 2019). The Company is appealing these assessments as well.  The Company remains in discussions with SKAT on similar withholding tax matters for the years 2013-2015 and anticipates receiving additional assessments of approximately DKK 735 million including interest through September 27, 2019 (approximately $108 million based on the exchange rate as of September 27, 2019). Management believes the positions the Company has taken in Denmark are in accordance with the relevant tax laws and is vigorously defending its positions related to the received and anticipated assessments related to the 2004-2009, 2010-2012, and 2013-2015 years. The Company intends on pursuing this matter through the Danish High Court should the appeal to the Danish National Tax Tribunal be unsuccessful. The Company will continue to monitor decisions of both the Danish courts and the CJEU and evaluate the impact of these court rulings on the Company’s tax positions in Denmark. The ultimate resolution of this matter is uncertain, could take many years, and could result in a material adverse impact to the Company’s Consolidated Condensed Financial Statements, including its cash flow and effective tax rate.

NOTE 12. NONOPERATING INCOME (EXPENSE)
The Company disaggregates the service cost component of net periodic benefit costs of the noncontributory defined benefit pension plans and other postretirement employee benefit plans and presents the other components of net periodic benefit cost in other income, net. These other components include the assumed rate of return on plan assets partially offset by amortization of actuarial losses and interest and aggregated to a gain of $4 million and $16 million for the three and nine-month periods ended September 27, 2019, respectively, compared to a gain of $9 million and $25 million for the three and nine-month periods ended September 28, 2018, respectively.

NOTE 13. COMMITMENTS AND CONTINGENCIES
For a description of the Company’s litigation and contingencies, refer to Note 17 of the Company’s financial statements as of and for the year ended December 31, 2018 included in the Company’s 2018 Annual Report. The Company reviews the adequacy of its legal reserves on a quarterly basis and establishes reserves for loss contingencies that are both probable and reasonably estimable. During the nine-month period ended September 27, 2019, the Company recorded a provision of $36 million ($29 million after-tax or $0.04 per diluted share) for costs and estimated liabilities related to a legal contingency.
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
The following is a rollforward of the Company’s accrued warranty liability ($ in millions):

Balance, December 31, 2018	$77.4
Accruals for warranties issued during the period	46.6
Settlements made	(43.7)
Effect of foreign currency translation	(1.2)
Balance, September 27, 2019	$79.1

NOTE 14. STOCK TRANSACTIONS AND STOCK-BASED COMPENSATION
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the nine-month period ended September 27, 2019. On July 16, 2013, the Company’s Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. As of September 27, 2019, 20 million shares remained available for repurchase pursuant to the Repurchase Program.
The following table summarizes the Company’s share activity (shares in millions):

	Three-Month Period Ended		Nine-Month Period Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Preferred stock - shares issued:
Balance, beginning of period	1.7	—	—	—
Issuance of MCPS	—	—	1.7	—
Balance, end of period	1.7	—	1.7	—

Common stock - shares issued:
Balance, beginning of period	834.0	816.0	817.9	812.5
Common stock-based award activity	1.0	1.2	4.1	4.0
Common stock issued in connection with acquisitions	—	—	—	0.2
Common stock issued in connection with LYONs’ conversions	—	—	0.9	0.5
Issuance of common stock	—	—	12.1	—
Balance, end of period	835.0	817.2	835.0	817.2

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
As a result of the dividend paid to shareholders of the Company’s common stock in July 2019, the Company triggered an anti-dilution adjustment pursuant to the terms of the MCPS and after giving affect to this adjustment, each share of MCPS will mandatorily convert on the mandatory conversion date, which is expected to be April 15, 2022, into between 6.6382 and 8.1318 shares of the Company’s common stock, subject to further anti-dilution adjustments. The number of shares of the Company’s common stock issuable upon conversion will be determined based on the average volume-weighted average price per share of the Company’s common stock over the 20 consecutive trading day period beginning on, and including, the 21st scheduled trading day immediately before April 15, 2022. Subject to certain exceptions, at any time prior to April 15, 2022, holders may elect to convert each share of the MCPS into 6.6382 shares of common stock, subject to further anti-dilution adjustments. In the event of a fundamental change, the MCPS will convert at the fundamental change rates specified in the certificate of designations, and the holders of MCPS would be entitled to a fundamental change make-whole dividend.
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
For a full description of the Company’s stock-based compensation programs, refer to Note 18 of the Company’s financial statements as of and for the year ended December 31, 2018 included in the Company’s 2018 Annual Report. As of September 27, 2019, approximately 46 million shares of the Company’s common stock were reserved for issuance under the 2007 Omnibus Incentive Plan.
In connection with the Envista IPO, Envista has adopted a stock-based compensation plan, which provides for grants of stock options, performance stock units (“PSUs”), restricted stock units (“RSUs”) and other stock-based awards denominated in shares of Envista common stock. Envista employees who participated in the Danaher stock compensation program prior to the IPO will continue to participate in such program solely with respect to outstanding compensation awards received prior to the Envista IPO, until the Distribution (at which time such awards will be converted into awards denominated in Envista common stock under the Envista stock compensation plan). From and after the Envista IPO, all equity compensation awarded to Envista associates will be awarded under the Envista stock compensation plan. Stock-based compensation expense for the Envista stock-based compensation plan is included in the Company’s consolidated stock-based compensation expense.

The following summarizes the components of the Company’s stock-based compensation expense ($ in millions):

	Three-Month Period Ended		Nine-Month Period Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
RSUs/PSUs:
Pretax compensation expense	$27.6	$24.0	$79.8	$69.6
Income tax benefit	(5.7)	(5.0)	(16.6)	(14.6)
RSU/PSU expense, net of income taxes	21.9	19.0	63.2	55.0
Stock options:
Pretax compensation expense	17.0	14.2	50.2	42.0
Income tax benefit	(3.5)	(3.0)	(10.5)	(8.9)
Stock option expense, net of income taxes	13.5	11.2	39.7	33.1
Total stock-based compensation:
Pretax compensation expense	44.6	38.2	130.0	111.6
Income tax benefit	(9.2)	(8.0)	(27.1)	(23.5)
Total stock-based compensation expense, net of income taxes	$35.4	$30.2	$102.9	$88.1

Stock-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings. As of September 27, 2019, $192 million of total unrecognized compensation cost related to RSUs/PSUs is expected to be recognized over a weighted average period of approximately two years. As of September 27, 2019, $178 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately three years. Future compensation amounts will be adjusted for any changes in estimated forfeitures.

NOTE 15. NET EARNINGS PER SHARE
Basic net earnings per share (“EPS”) is calculated by dividing net earnings attributable to common stockholders by the weighted average number of common shares outstanding for the applicable period. Diluted net EPS is computed based on the weighted average number of common shares outstanding increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares (including subsidiary denominated equity) been issued and reduced by the number of shares the Company could have repurchased with the proceeds from the issuance of the potentially dilutive shares. For both the three and nine-month periods ended September 27, 2019 and the three-month period ended September 28, 2018, no options to purchase shares were excluded from the diluted EPS calculation. For the nine-month period ended September 28, 2018, approximately one million options to purchase shares were not included in the diluted EPS calculation as the impact of their inclusion would have been anti-dilutive.
The impact of the MCPS calculated under the if-converted method was anti-dilutive, and as such 12 million shares and 9 million shares underlying the MCPS were excluded from the diluted EPS calculation for the three and nine-month periods ended September 27, 2019, respectively. The inclusion of Envista’s dilutive securities in the calculation of the Company’s net earnings attributable to common stockholders after assumed conversions did not significantly impact the Company’s diluted EPS for the three and nine-month periods ended September 27, 2019, respectively.

Information related to the calculation of net earnings per share is summarized as follows ($ and shares in millions, except per share amounts):

	Three-Month Period Ended		Nine-Month Period Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Numerator:
Net earnings	$673.9	$663.7	$1,739.0	$1,904.1
Net earnings attributable to noncontrolling interests	(5.9)	—	(5.9)	—
MCPS dividends	(19.6)	—	(48.8)	—
Net earnings attributable to common stockholders (used in Basis EPS)	648.4	663.7	1,684.3	1,904.1
Adjustment for interest on convertible debentures	0.4	0.6	1.4	1.7
Net earnings attributable to common stockholders after assumed conversions (used in Diluted EPS)	$648.8	$664.3	$1,685.7	$1,905.8

Denominator:
Weighted average common shares outstanding (used in Basic EPS)	718.8	701.4	714.7	700.1
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	9.1	6.9	8.9	7.3
Assumed conversion of the convertible debentures	1.4	2.3	1.6	2.5
Weighted average common shares outstanding (used in Diluted EPS)	729.3	710.6	725.2	709.9

Basic EPS	$0.90	$0.95	$2.36	$2.72
Diluted EPS	$0.89	$0.93	$2.32	$2.68

NOTE 16. SEGMENT INFORMATION
The Company operates and reports its results in four separate business segments consisting of the Life Sciences, Diagnostics, Dental/Envista and Environmental & Applied Solutions segments. When determining the reportable segments, the Company aggregated operating segments based on their similar economic and operating characteristics. Operating profit represents total revenues less operating expenses, excluding nonoperating income and expense, interest and income taxes. Operating profit amounts in the Other segment consist of unallocated corporate costs and other costs not considered part of management’s evaluation of reportable segment operating performance. Intersegment amounts are not significant and are eliminated to arrive at consolidated totals.

Segment results are shown below ($ in millions):

	Three-Month Period Ended		Nine-Month Period Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Sales:
Life Sciences	$1,695.6	$1,596.7	$5,035.1	$4,677.9
Diagnostics	1,601.9	1,502.5	4,757.0	4,573.1
Dental / Envista	659.3	679.5	2,031.1	2,085.5
Environmental & Applied Solutions	1,080.5	1,074.4	3,250.6	3,193.0
Total	$5,037.3	$4,853.1	$15,073.8	$14,529.5

Operating profit:
Life Sciences	$342.5	$312.8	$995.5	$875.6
Diagnostics	266.0	235.1	782.0	757.4
Dental / Envista	78.7	86.1	206.4	241.8
Environmental & Applied Solutions	256.5	254.3	761.3	732.5
Other	(108.9)	(57.6)	(302.8)	(166.1)
Total	$834.8	$830.7	$2,442.4	$2,441.2

Segment identifiable assets are shown below ($ in millions):

	September 27, 2019	December 31, 2018
Life Sciences	$22,115.0	$22,122.4
Diagnostics	14,175.1	14,031.1
Dental / Envista	6,009.5	5,897.3
Environmental & Applied Solutions	4,741.3	4,637.3
Other	14,490.2	1,144.4
Total	$61,531.1	$47,832.5

NOTE 17. SUBSEQUENT EVENTS
On October 24, 2019, the Company will redeem the $500 million aggregate principal amount of 2.4% Senior Notes due 2020 and the $375 million aggregate principal amount of 5.0% 2020 Assumed Pall Notes, in each case at a redemption price equal to the outstanding principal amount and a make-whole premium as specified in the applicable indenture, plus accrued and unpaid interest. The Company expects the make-whole premiums required in connection with the redemption will be $7 million ($5 million after-tax or $0.01 per diluted share). The payment of the make-whole premiums will be reflected as a loss on early extinguishment of borrowings in the Company’s fourth quarter financial statements, as the extinguishment is expected to occur in the fourth quarter. The Company is funding the redemption using a portion of the cash distribution it received in connection with the Envista IPO.

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
You should read this discussion along with the Company’s MD&A and audited financial statements as of and for the year ended December 31, 2018 and Notes thereto, included in the Company’s 2018 Annual Report on Form 10-K and the Company’s Consolidated Condensed Financial Statements and related Notes as of and for the three and nine-month periods ended September 27, 2019 included in this Report.
Unless otherwise indicated, all financial results in this report refer to continuing operations.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this quarterly report, in other documents we file with or furnish to the Securities and Exchange Commission, in our press releases, webcasts, conference calls, materials delivered to shareholders and other communications, are “forward-looking statements” within the meaning of the United States federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions and the integration thereof (including the pending GE Biopharma Acquisition), divestitures, spin-offs, split-offs or other distributions (including the anticipated Distribution of Envista), strategic opportunities, securities offerings, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; future regulatory approvals; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; future foreign currency exchange rates and fluctuations in those rates; general economic and capital markets conditions; the anticipated timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that Danaher intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “should,” “could,” “intend,” “will,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words.
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

•
We have outstanding debt, and our debt has increased and will increase as a result of the GE Biopharma Acquisition. Our existing and future indebtedness may limit our operations and our use of our cash flow and negatively impact our credit ratings; and any failure to comply with the covenants that apply to our indebtedness could adversely affect our liquidity and financial statements.

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

•
We could incur significant liability if the Envista IPO, any subsequent spin-off and/or split-off of Envista, the 2016 spin-off of Fortive Corporation (“Fortive”) or the 2015 split-off of our communications business is determined to be a taxable transaction.

•
Potential indemnification and other liabilities in connection with the Envista IPO, any subsequent spin-off and/or split-off of Envista, the 2016 spin-off of Fortive or the 2015 split-off of our communications business could materially and adversely affect our business and financial statements.

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
See Part I—Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and Part II—Item 1A of each of the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 29, 2019 (the “First Quarter 2019 Form 10-Q”) and June 28, 2019 (the “Second Quarter 2019 Form 10-Q”) for further discussion regarding reasons that actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call, materials or other communication in which they are made. Except to the extent required by applicable law, we do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.

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
Business Performance and Outlook
During the third quarter of 2019, the Company’s revenues increased 4.0% compared to the comparable period of 2018. While differences exist among the Company’s businesses, on an overall basis, demand for the Company’s products and services increased during the third quarter of 2019 compared to the comparable period of 2018. This demand, together with the Company’s continued investments in sales growth initiatives and the other business-specific factors discussed below, contributed to year-over-year core sales growth of 5.0% (for the definition of “core sales” or “core revenue” refer to “—Results of Operations” below). Geographically, both high-growth and developed markets contributed to core sales growth during the third quarter of 2019. Core revenues in high-growth markets increased at a high-single digit rate during the third quarter of 2019 as compared to the comparable period of 2018 led primarily by continued strength in China. High-growth markets represented approximately 31% of the Company’s total sales in the third quarter of 2019. Core revenues in developed markets increased at a mid-single digit rate during the third quarter of 2019 led primarily by growth in North America, Western Europe and Japan. For the nine-month period ended September 27, 2019, sales increased by a total of 3.5%, with 5.5% attributable to core sales growth, as a result of the same factors which drove sales growth for the third quarter of 2019. The Company expects overall year-over-year sales growth for the remainder of 2019 but remains cautious about challenges due to macro-economic and geopolitical uncertainties, including global uncertainties related to trade, tariffs, monetary and fiscal policies. For additional information regarding the Company’s sales by geographical region during the three and nine-month periods ended September 27, 2019 and September 28, 2018, refer to Note 2 to the accompanying Consolidated Condensed Financial Statements.
The Company’s net earnings for the three and nine-month periods ended September 27, 2019 totaled $674 million and approximately $1.7 billion, respectively, compared to $664 million and approximately $1.9 billion, respectively, for the three and nine-month periods ended September 28, 2018. Net earnings attributable to common stockholders for the three and nine-month periods ended September 27, 2019 totaled $648 million or $0.89 per diluted share and approximately $1.7 billion or $2.32 per diluted share, respectively, compared to $664 million or $0.93 per diluted share and approximately $1.9 billion or $2.68 per diluted share, respectively, for the three and nine-month periods ended September 28, 2018. Refer to “—Results of Operations” for further discussion of the drivers in the year-over-year change in net earnings and diluted earnings per share for both the three and nine-month periods ended September 27, 2019. The tax-related charges discussed below in “—Results of Operations—Income Taxes” are the primary drivers of the year-over-year decrease in net earnings and diluted earnings per share for the nine-month period ended September 27, 2019.
Acquisitions and Envista Initial Public Offering
The Company’s growth strategy contemplates future acquisitions. Operations and results can be affected by the rate and extent to which appropriate acquisition opportunities are available and successfully consummated, acquired businesses are effectively integrated and anticipated synergies or cost savings are achieved. For a description of the Company’s pending acquisition of the Biopharma Business of GE Life Sciences and the anticipated financing thereof, refer to Note 3 to the accompanying Consolidated Condensed Financial Statements. For a description of the Company’s Envista initial public offering, refer to Note 4 to the accompanying Consolidated Condensed Financial Statements.

During the nine-month period ended September 27, 2019 the Company acquired five businesses for total consideration of $331 million in cash, net of cash acquired. The businesses acquired complement existing units of the Life Sciences, Diagnostics and Environmental & Applied Solutions segments. The aggregate annual sales of these businesses at the time of their acquisition, based on the companies’ revenues for their last completed fiscal year prior to the acquisition, were $72 million.
Currency Exchange Rates
On a year-over-year basis, currency exchange rates negatively impacted reported sales by approximately 1.5% and 3.0% for the three and nine-month periods ended September 27, 2019, compared to the comparable periods of 2018, primarily due to the strength of the U.S. dollar against most major currencies in the first three quarters of 2019. If the currency exchange rates in effect as of September 27, 2019 were to prevail throughout the remainder of 2019, currency exchange rates would reduce the Company’s estimated full year 2019 sales by approximately 2.5% on a year-over-year basis. Any future strengthening of the U.S. dollar against major currencies would adversely impact the Company’s sales and results of operations for the remainder of the year, and any weakening of the U.S. dollar against major currencies would positively impact the Company’s sales and results of operations for the remainder of the year.
UK’s Referendum Decision to Exit the EU (“Brexit”)
In a referendum on June 23, 2016, voters approved for the United Kingdom (“UK”) to exit the EU. The timing of the UK’s exit from the EU remains uncertain; the EU has extended the deadline for the UK to exit the EU until October 31, 2019. The UK and EU have been unable to agree on terms for the UK’s exit from the EU, and the UK has asked the EU for an additional extension of the deadline. It is uncertain whether terms will be agreed and approved before the deadline or if the EU will agree to extend the October 31, 2019 deadline. With the terms of the UK’s withdrawal and the nature of its future relationship with the EU still being decided, the Company continues to monitor the status of the negotiations and plan for potential impacts. To mitigate the potential impact of Brexit on the import and export of goods to and from the UK, the Company has increased its warehouse capacity and the level of inventory within the UK. For goods the Company manufactures within the UK and exports to other countries, the Company has manufactured and shipped additional goods for storage in countries outside the UK in an effort to maintain inventory required to meet customer demand in the event of disruption in shipments from the UK. The ultimate impact of Brexit on the Company’s financial results is uncertain. For additional information, refer to “Item 1A—Risk Factors” of the Company’s 2018 Annual Report on Form 10-K and Part II—Item 1A of each of the First Quarter 2019 Form 10-Q and Second Quarter 2019 Form 10-Q. The Company has 7 manufacturing facilities in the UK, and for the year ended December 31, 2018, less than 5% of our sales were derived from customers located in the UK; however, the impact of Brexit could also impact our sales outside the UK.

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
Core Revenue Growth

	% Change Three-Month Period Ended September 27, 2019 vs. Comparable 2018 Period	% Change Nine- Month Period Ended September 27, 2019 vs. Comparable 2018 Period
Total sales growth (GAAP)	4.0%	3.5%
Less the impact of:
Acquisitions	(0.5)%	(1.0)%
Currency exchange rates	1.5%	3.0%
Core revenue growth (non-GAAP)	5.0%	5.5%
Operating Profit Performance
Operating profit margins decreased 50 basis points from 17.1% during the three-month period ended September 28, 2018 to 16.6% for the three-month period ended September 27, 2019.
Third quarter 2019 vs. third quarter 2018 operating profit margin comparisons were favorably impacted by:

•
Higher 2019 core sales volumes, incremental year-over-year cost savings associated with continuing productivity improvement initiatives taken in 2018 and the impact of foreign currency exchange rates, net of incremental year-over-year costs associated with various new product development and sales, service and marketing growth investments in the third quarter of 2019 - 70 basis points

Third quarter 2019 vs. third quarter 2018 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2019 of acquired businesses - 10 basis points

•	Transaction costs and integration preparation costs incurred in the third quarter of 2019 related to the anticipated GE Biopharma Acquisition - 60 basis points

•
Costs incurred in the third quarter of 2019 related to the Envista IPO, including separation related activities and costs related to establishing a new separate company infrastructure, primarily related to incremental salaries, benefits and rent expense - 50 basis points

Operating profit margins decreased 60 basis points from 16.8% during the nine-month period ended September 28, 2018 to 16.2% for the nine-month period ended September 27, 2019.
Year-to-date 2019 vs. year-to-date 2018 operating profit margin comparisons were favorably impacted by:

•
Higher 2019 core sales volumes and incremental year-over-year cost savings associated with continuing productivity improvement initiatives taken in 2018, net of incremental year-over-year costs associated with various new product development, sales, service and marketing growth investments and the impact of foreign currency exchange rates in the nine-month period in 2019 - 40 basis points

•
Acquisition-related transaction costs deemed significant and fair value adjustments to inventory incurred in the second quarter of 2018 (the Company deems acquisition-related transaction costs incurred in a given period to be significant (generally relating to the Company’s larger acquisitions) if it determines that such costs exceed the range of acquisition-related transaction costs typical for Danaher in a given period) - 10 basis points

Year-to-date 2019 vs. year-to-date 2018 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2019 of acquired businesses - 10 basis points

•	Transaction costs and integration preparation costs incurred in 2019 related to the anticipated GE Biopharma Acquisition - 40 basis points

•
Costs incurred in 2019 related to the Envista IPO, including separation related activities and costs related to establishing a new separate company infrastructure, primarily related to incremental salaries, benefits and rent expense - 30 basis points

•	First quarter 2019 costs and estimated liabilities related to a legal contingency - 25 basis points.

•	Second quarter 2018 gain on resolution of acquisition-related matters - 5 basis points
Business Segments
Sales by business segment for each of the periods indicated were as follows ($ in millions):

	Three-Month Period Ended		Nine-Month Period Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Life Sciences	$1,695.6	$1,596.7	$5,035.1	$4,677.9
Diagnostics	1,601.9	1,502.5	4,757.0	4,573.1
Dental / Envista	659.3	679.5	2,031.1	2,085.5
Environmental & Applied Solutions	1,080.5	1,074.4	3,250.6	3,193.0
Total	$5,037.3	$4,853.1	$15,073.8	$14,529.5
For information regarding the Company’s sales by geographical region during the three and nine-month periods ended September 27, 2019 and September 28, 2018, please refer to Note 2 to the accompanying Consolidated Condensed Financial Statements.

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
Life Sciences Selected Financial Data

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Sales	$1,695.6	$1,596.7	$5,035.1	$4,677.9
Operating profit	342.5	312.8	995.5	875.6
Depreciation	31.7	32.6	96.8	94.8
Amortization	89.0	84.2	267.7	255.4
Operating profit as a % of sales	20.2%	19.6%	19.8%	18.7%
Depreciation as a % of sales	1.9%	2.0%	1.9%	2.0%
Amortization as a % of sales	5.2%	5.3%	5.3%	5.5%

Core Revenue Growth

	% Change Three-Month Period Ended September 27, 2019 vs. Comparable 2018 Period	% Change Nine- Month Period Ended September 27, 2019 vs. Comparable 2018 Period
Total sales growth (GAAP)	6.0%	7.5%
Less the impact of:
Acquisitions	(1.0)%	(3.5)%
Currency exchange rates	1.5%	3.0%
Core revenue growth (non-GAAP)	6.5%	7.0%
Price increases in the segment contributed 1.0% to sales growth on a year-over-year basis during both the three and nine-month periods ended September 27, 2019, and are reflected as a component of core revenue growth.
Core sales of microscopy products grew during both the three and nine-month periods across most major product lines led by China and Japan in the three-month period and by North America, China, and other Asian markets in the nine-month period. Demand for the business’ flow cytometry and particle counting product lines increased across all major geographies and end-markets in both the three and nine-month periods ended September 27, 2019. Core sales for filtration, separation and purification technologies increased across most major geographies in both the three and nine-month periods in 2019 versus the comparable periods in 2018, led by growth in the biopharmaceutical and aerospace end-markets in both the three and nine-month periods as well as the fluid technology and process end-market in the nine-month period, partially offset by softness in the microelectronics end-market in both the three and nine-month periods. Core sales of the business’ broad range of mass spectrometers declined slightly on a year-over-year basis during the three-month period ended September 27, 2019, as increased demand in high-growth markets was more than offset by lower sales in North America and Western Europe. Core sales in the mass spectrometry business grew during the nine-month period ended September 27, 2019, led by strength in high-growth markets, particularly China, partially offset by lower sales in North America. In the three and nine-month periods, demand for mass spectrometers increased in the pharmaceutical and academic end-markets and for service offerings, offset by lower core sales in the food, environmental and forensics end-markets and the clinical end-market.
Sales growth from acquisitions in the nine-month period is primarily due to the acquisition of IDT in April 2018. IDT provides additional sales and earnings growth opportunities for the segment by expanding the segment’s product line diversity, including new product and service offerings in the area of genomics consumables. During the three and nine-month periods ended September 27, 2019, IDT’s revenues grew on a year-over-year basis with growth across all major product lines and all major geographies served by the business, primarily driven by North America.
In addition, though the timing of obtaining the regulatory approvals necessary to close the GE Biopharma Acquisition is uncertain, the Company continues to make progress with respect thereto and expects to close the transaction in the first quarter of 2020. Upon closing, the Company expects to include the GE Biopharma Business within the Life Sciences segment. The GE Biopharma Acquisition is expected to provide additional sales and earnings growth opportunities for the Company’s Life Sciences segment by expanding the business’ geographic and product line diversity, including new product and service offerings in the areas of process chromatography and consumables, cell culture media, single-use technologies, development instrumentation and consumables that complement the Company’s current biologics workflow solutions.
Operating Profit Performance
Operating profit margins increased 60 basis points during the three-month period ended September 27, 2019 as compared to the comparable period of 2018.
Third quarter 2019 vs. third quarter 2018 operating profit margin comparisons were favorably impacted by:

•
Higher 2019 core sales volumes, incremental year-over-year cost savings and the impact of foreign currency exchange rates, net of incremental year-over-year costs associated with various new product development and sales and marketing growth investments in the third quarter of 2019 - 100 basis points

Third quarter 2019 vs. third quarter 2018 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2019 of acquired businesses - 40 basis points

Operating profit margins increased 110 basis points during the nine-month period ended September 27, 2019 as compared to the comparable period of 2018.
Year-to-date 2019 vs. year-to-date 2018 operating profit margin comparisons were favorably impacted by:

•
Higher 2019 core sales volumes and incremental year-over-year cost savings, net of incremental year-over-year costs associated with various new product development, sales and marketing growth investments and the impact of foreign currency exchange rates in the nine-month period in 2019 - 125 basis points

•	Acquisition-related transaction costs deemed significant and fair value adjustments to inventory incurred in the second quarter of 2018 - 35 basis points
Year-to-date 2019 vs. year-to-date 2018 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2019 of acquired businesses - 30 basis points

•	Second quarter 2018 gain on resolution of acquisition-related matters - 20 basis points

DIAGNOSTICS
The Company’s Diagnostics segment offers analytical instruments, reagents, consumables, software and services that hospitals, physicians’ offices, reference laboratories and other critical care settings use to diagnose disease and make treatment decisions.
Diagnostics Selected Financial Data

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Sales	$1,601.9	$1,502.5	$4,757.0	$4,573.1
Operating profit	266.0	235.1	782.0	757.4
Depreciation	94.3	92.2	280.1	284.5
Amortization	51.3	52.1	155.1	157.8
Operating profit as a % of sales	16.6%	15.6%	16.4%	16.6%
Depreciation as a % of sales	5.9%	6.1%	5.9%	6.2%
Amortization as a % of sales	3.2%	3.5%	3.3%	3.5%
Core Revenue Growth

	% Change Three-Month Period Ended September 27, 2019 vs. Comparable 2018 Period	% Change Nine- Month Period Ended September 27, 2019 vs. Comparable 2018 Period
Total sales growth (GAAP)	6.5%	4.0%
Less the impact of:
Currency exchange rates	1.5%	3.0%
Core revenue growth (non-GAAP)	8.0%	7.0%
Pricing in the segment did not significantly impact sales growth on a year-over-year basis during the three or nine-month periods ended September 27, 2019.
Core sales in the segment’s clinical lab business increased on a year-over-year basis for both the three and nine-month periods ended September 27, 2019, due to continued demand in high-growth markets, led by China, and in North America, partially offset by modest declines in Western Europe. The immunoassay and chemistry product lines drove the year-over-year core sales growth in both the three and nine-month periods and the automation product line also contributed to the core sales growth in the nine-month period. During both the three and nine-month periods, core sales increased in the molecular diagnostics business on a year-over-year basis in most major product lines, driven by strong demand across all major geographies. Core sales in the acute care diagnostic business increased year-over-year in both the three and nine-month periods ended September 27, 2019, as continued demand for both the blood gas and immunoassay product lines increased core sales, primarily in China, Western Europe, Japan and North America. Increased demand for advanced staining and core histology products, primarily in North America, China, Western Europe and Japan, drove the majority of the year-over-year core sales growth in the pathology business in both the three and nine-month periods ended September 27, 2019.
Operating Profit Performance
Operating profit margins increased 100 basis points during the three-month period ended September 27, 2019 as compared to the comparable period of 2018. The following factors favorably impacted year-over-year operating profit margin comparisons:

•
Higher 2019 core sales volumes, incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2018 and the impact of foreign currency exchange rates, net of incremental year-over-year costs associated with various new product development, sales, service and marketing growth investments and unfavorable product mix in the third quarter of 2019 - 100 basis points

Operating profit margins decreased 20 basis points during the nine-month period ended September 27, 2019 as compared to the comparable period of 2018. The following factors unfavorably impacted year-over-year operating profit margin comparisons:

•
Incremental year-over-year costs associated with various new product development, sales, service and marketing growth investments, unfavorable product mix and the impact of foreign currency exchange rates in 2019, net of higher 2019 core sales volumes and incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2018 - 20 basis points

DENTAL / ENVISTA
On September 20, 2019, Envista completed an underwritten initial public offering of 30.8 million shares of its common stock, which represents 19.4% of Envista’s outstanding shares, at a public offering price of $22.00 per share. Envista shares trade on the New York Stock Exchange under the symbol “NVST”.
Simultaneous with the completion of the Envista IPO, through a series of equity and other transactions, the Company transferred its dental businesses to Envista. In consideration therefor, Envista transferred approximately $2.0 billion to the Company, which consists primarily of the net proceeds from the Envista IPO and approximately $1.3 billion of proceeds from Envista’s term debt financing. Refer to Note 4 to the accompanying Consolidated Condensed Financial Statements for additional information about the Envista IPO. Since the Company continues to control Envista, the operating results of Envista are consolidated with the Company’s operating results and comprise the Company’s Dental segment. Envista provides products that are used to diagnose, treat and prevent disease and ailments of the teeth, gums and supporting bone, as well as to improve the aesthetics of the human smile. With leading brand names, innovative technology and significant market position, the Company is a leading worldwide provider of a broad range of dental consumables, equipment and services, and is dedicated to driving technological innovations that help dental professionals improve clinical outcomes and enhance productivity. The specialty products and technologies business develops, manufactures and markets dental implant systems, dental prosthetics and associated treatment software and technologies, as well as orthodontic bracket systems, aligners and lab products. The equipment and consumables business develops, manufactures and markets dental equipment and supplies used in dental offices, including digital imaging systems, software and other visualization/magnification systems; handpieces and associated consumables; treatment units and other dental practice equipment; endodontic systems and related consumables; restorative materials and instruments, rotary burs, impression materials, bonding agents and cements and infection prevention products.
Dental / Envista Selected Financial Data

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Sales	$659.3	$679.5	$2,031.1	$2,085.5
Operating profit	78.7	86.1	206.4	241.8
Depreciation	10.0	9.4	29.8	29.1
Amortization	22.3	22.5	67.3	68.0
Operating profit as a % of sales	11.9%	12.7%	10.2%	11.6%
Depreciation as a % of sales	1.5%	1.4%	1.5%	1.4%
Amortization as a % of sales	3.4%	3.3%	3.3%	3.3%

Core Revenue Growth

	% Change Three-Month Period Ended September 27, 2019 vs. Comparable 2018 Period	% Change Nine- Month Period Ended September 27, 2019 vs. Comparable 2018 Period
Total sales growth (decline) (GAAP)	(3.0)%	(2.5)%
Less the impact of:
Currency exchange rates	1.5%	2.5%
Core revenue growth (decline) (non-GAAP)	(1.5)%	—%
Price in the segment negatively impacted sales growth by 1.0% on a year-over-year basis during both the three and nine-month periods ended September 27, 2019, and is reflected as a component of core revenue growth (decline).
Core sales of the equipment and consumables business declined in both the three and nine-month periods ended September 27, 2019, as increased demand in China and Japan was more than offset by lower demand in North America and Western Europe. Core revenue growth for the specialty products and technologies business, which consists of implant systems and orthodontic products, was led by the high-growth markets, primarily China, partially offset by declines in Western Europe for both the three and nine-month periods and declines in North America for the three-month period. Core sales growth for the specialty products and technologies business in the three and nine-month periods was driven by demand for orthodontic products due partially to recent product launches, partially offset by lower demand for value implant systems.
Operating Profit Performance
Operating profit margins decreased 80 basis points during the three-month period ended September 27, 2019 as compared to the comparable period of 2018. The following factors unfavorably impacted year-over-year operating profit margin comparisons:

•
Lower overall pricing and core sales volumes, incremental year-over-year costs associated with sales and marketing growth investments, net of lower spending on productivity initiatives in 2019, cost savings associated with productivity initiatives taken in 2018 and the impact of foreign currency exchange rates in the third quarter of 2019 - 80 basis points

Operating profit margins decreased 140 basis points during the nine-month period ended September 27, 2019 as compared to the comparable period of 2018. The following factors unfavorably impacted year-over-year operating profit margin comparisons:

•
Lower overall pricing and incremental year-over-year costs associated with sales and marketing growth investments, net of higher 2019 core sales volumes, lower spending on productivity initiatives in 2019, cost savings associated with productivity initiatives taken in 2018 and the impact of foreign currency exchange rates in 2019 - 140 basis points

ENVIRONMENTAL & APPLIED SOLUTIONS
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

Environmental & Applied Solutions Selected Financial Data

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Sales	$1,080.5	$1,074.4	$3,250.6	$3,193.0
Operating profit	256.5	254.3	761.3	732.5
Depreciation	11.6	11.0	36.6	34.8
Amortization	15.3	15.3	46.5	46.3
Operating profit as a % of sales	23.7%	23.7%	23.4%	22.9%
Depreciation as a % of sales	1.1%	1.0%	1.1%	1.1%
Amortization as a % of sales	1.4%	1.4%	1.4%	1.5%
Core Revenue Growth

	% Change Three-Month Period Ended September 27, 2019 vs. Comparable 2018 Period	% Change Nine- Month Period Ended September 27, 2019 vs. Comparable 2018 Period
Total sales growth (GAAP)	0.5%	2.0%
Less the impact of:
Acquisitions	—%	(0.5)%
Currency exchange rates	1.5%	2.5%
Core revenue growth (non-GAAP)	2.0%	4.0%
Price increases in the segment contributed 2.0% and 1.5% to sales growth on a year-over-year basis during the three and nine-month periods ended September 27, 2019, respectively, and are reflected as a component of core revenue growth.
Core sales in the segment’s water quality business increased at a mid-single digit rate during both the three and nine-month periods ended September 27, 2019 as compared to the comparable periods of 2018. Year-over-year core sales in the analytical instrumentation product line grew in both the three and nine-month periods, driven by increased demand in North America and Western Europe, partially offset by lower core sales in China as a result of a difficult prior year comparison. Core revenue growth in the business’ chemical treatment solutions product line for the three and nine-month periods was driven by higher demand in the oil and gas, primary metals, and food and beverage end-markets. Geographically, year-over-year core revenue growth for chemical treatment solutions was driven by increased demand in North America and Latin America. Core sales in the business’ ultraviolet water disinfection product line increased across all major end-markets during the three and nine-month periods, led by the completion of several municipal projects. Geographically, year-over-year core sales growth for ultraviolet water disinfection products was driven by North America and China.
Core sales in the segment’s product identification businesses decreased slightly during the three-month period and increased at a low-single digit rate during the nine-month period ended September 27, 2019 as compared to the comparable periods of 2018. Core sales of marking and coding equipment and related consumables decreased during the three-month period due to a difficult prior year comparison, driven primarily by declines in Western Europe. Core sales for marking and coding equipment and related consumables increased during the nine-month period driven by North America, Western Europe and the high-growth markets. For packaging and color solutions products and services, core sales increased in both the three and nine-month periods. Geographically, year-over-year core revenue growth for packaging and color solutions products and services was driven by North America and Western Europe partially offset by lower sales in high-growth markets.
Operating Profit Performance
Operating profit margins were flat during the three-month period ended September 27, 2019 as compared to the comparable period of 2018.
Third quarter 2019 vs. third quarter 2018 operating profit margin comparisons were favorably impacted by:

•
Higher 2019 core sales volumes, incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2018 and the impact of foreign currency exchange rates in the third quarter of 2019, net of incremental year-over-year costs associated with sales, service and marketing growth investments - 10 basis points
Third quarter 2019 vs. third quarter 2018 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2019 of acquired businesses - 10 basis points
Operating profit margins increased 50 basis points during the nine-month period ended September 27, 2019 as compared to the comparable period of 2018.
Year-to-date 2019 vs. year-to-date 2018 operating profit margin comparisons were favorably impacted by:

•
Higher 2019 core sales volumes, incremental year-over-year cost savings associated with the restructuring actions and continuing productivity improvement initiatives taken in 2018 and the impact of foreign currency exchange rates in 2019, net of incremental year-over-year costs associated with sales, service and marketing growth investments - 60 basis points

Year-to-date 2019 vs. year-to-date 2018 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2019 of acquired businesses - 10 basis points

COST OF SALES AND GROSS PROFIT

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Sales	$5,037.3	$4,853.1	$15,073.8	$14,529.5
Cost of sales	(2,228.9)	(2,162.6)	(6,670.0)	(6,378.3)
Gross profit	$2,808.4	$2,690.5	$8,403.8	$8,151.2
Gross profit margin	55.8%	55.4%	55.8%	56.1%
The year-over-year increase in cost of sales during both the three and nine-month periods ended September 27, 2019 as compared to the comparable periods in 2018 was due primarily to the impact of higher year-over-year sales volumes, including sales from recently acquired businesses, partly offset by incremental year-over-year cost savings associated with the restructuring and continued productivity improvement actions taken in 2019 and 2018.
The year-over-year increase in gross profit margin during the three-month period ended September 27, 2019 as compared to the comparable period in 2018, is primarily due to the impact of higher year-over-year sales volumes, including sales from recently acquired businesses, increased leverage of certain manufacturing costs and incremental year-over-year cost savings associated with the restructuring activities and continued productivity improvement actions taken in 2019 and 2018 and the impact of foreign currency exchange rates, partially offset by product mix and higher freight and tariffs costs. The year-over-year decrease in gross profit margin during the nine-month period ended September 27, 2019 as compared to the comparable period in 2018 was due to the impact of foreign currency exchange rates, product mix and higher freight and tariffs costs, partially offset by the impact of higher year-over-year sales volumes, including sales from recently acquired businesses, increased leverage of certain manufacturing costs and incremental year-over-year cost savings associated with the restructuring activities and continued productivity improvement actions taken in 2019 and 2018.

OPERATING EXPENSES

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Sales	$5,037.3	$4,853.1	$15,073.8	$14,529.5
Selling, general and administrative (“SG&A”) expenses	1,654.7	1,558.6	5,009.9	4,798.4
Research and development (“R&D”) expenses	318.9	301.2	951.5	911.6
SG&A as a % of sales	32.8%	32.1%	33.2%	33.0%
R&D as a % of sales	6.3%	6.2%	6.3%	6.3%

The year-over-year increase in SG&A expenses as a percentage of sales for both the three and nine-month periods ended September 27, 2019 as compared to the comparable periods in 2018, was primarily driven by expenses related to the Envista IPO, costs associated with the GE Biopharma Acquisition and investments in sales and marketing growth initiatives, partially offset by the benefit of increased leverage of the Company’s general and administrative cost base resulting from higher 2019 sales volumes. A provision for legal matters of $36 million also contributed to the year-over-year increase in SG&A expenses as a percentage of sales for the nine-month period ended September 27, 2019.
Year-over-year, R&D expenses (consisting principally of internal and contract engineering personnel costs) as a percentage of sales increased slightly for the three-month period and remained constant for the nine-month period ended September 27, 2019 as compared to the comparable periods in 2018, as year-over-year increases in the Company’s new product development initiatives roughly corresponded to the increase in sales.

NONOPERATING INCOME (EXPENSE)
The Company disaggregates the service cost component of net periodic benefit costs of the noncontributory defined benefit pension plans and other postretirement employee benefit plans and presents the other components of net periodic benefit cost in other income, net. These other components include the assumed rate of return on plan assets partially offset by amortization of actuarial losses and interest and aggregated to a gain of $4 million and $16 million for the three and nine-month periods ended September 27, 2019, respectively, compared to a gain of $9 million and $25 million for the three and nine-month periods ended September 28, 2018, respectively.

INTEREST COSTS AND FINANCING
For a discussion of the Company’s outstanding indebtedness, refer to Note 8 to the accompanying Consolidated Condensed Financial Statements.
Interest expense of $26 million and $70 million for the three and nine-month periods ended September 27, 2019, respectively, was $15 million lower and $53 million lower than the comparable periods of 2018, respectively, due primarily to the impact of the Company’s cross-currency swap derivatives, partially offset by interest expense from recent debt issuances. In January 2019, the Company entered into cross-currency swap derivative contracts with respect to approximately $1.9 billion of its U.S. dollar-denominated bonds to effectively convert these U.S. dollar-denominated bonds to obligations denominated in Danish kroner, Japanese yen, euro and Swiss franc. In addition to the cross-currency swaps entered into by the Company in January 2019, in September 2019, Envista entered into cross-currency swap derivative contracts with respect to $650 million of the Envista Term Loan Facility and these derivative contracts remained outstanding as of September 27, 2019. These contracts effectively convert the Envista Term Loan Facility to an obligation denominated in euro. In September 2019, Envista entered into $650 million of interest rate swap derivative contracts to convert the variable interest rate for the Envista Term Loan Facility to fixed interest rate. These contracts effectively fixed the interest rate for the Envista Term Loan Facility.
Interest income of $30 million and $72 million for the three and nine-month periods ended September 27, 2019, respectively, was $27 million higher and $65 million higher than the comparable periods of 2018, respectively, due primarily to higher average cash balances during 2019 attributable to the cash received from the first quarter 2019 Common Stock and Mandatory Convertible Preferred Stock (“MCPS”) Offerings, proceeds from the September 2019 issuance of debt completed in preparation for the GE Biopharma Acquisition and cash received from the third quarter 2019 Envista IPO. In June 2019, the Company entered into interest rate swap agreements with a notional amount of $850 million (with terms ranging from 10 to 30 years) which represents a portion of the amount of U.S. dollar-denominated bonds the Company anticipates issuing to finance a portion of the GE Biopharma Acquisition. These contracts effectively fixed the interest rate for a portion of the Company’s anticipated U.S. dollar-denominated debt issuance equal to the notional amount of the swaps to the rate specified in the interest rate swap agreements and will be reflected in interest expense for this debt once the debt is issued.

INCOME TAXES
The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended		Nine-Month Period Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Effective tax rate	20.1%	17.2%	29.3%	19.0%
The effective tax rate for the three-month period ended September 27, 2019 differs from the U.S. federal statutory rate of 21.0% principally due to the impact of earnings outside the United States which generally are taxed at rates lower than the U.S. federal rate.
The effective tax rate for the nine-month period ended September 27, 2019 differs from the U.S. federal statutory rate of 21.0% principally due to the impact of net discrete charges of $227 million ($0.31 per diluted share) related primarily to changes in estimates associated with prior period uncertain tax positions and audit settlements, net of the release of reserves for uncertain tax positions due to the expiration of statutes of limitation, release of valuation allowances associated with certain foreign tax credits, tax benefits resulting from changes in tax law and excess tax benefits from stock-based compensation. These discrete income tax charges increased the reported tax rate by 9.2% on a net basis.
The Company’s effective tax rates for both the three and nine-month periods ended September 28, 2018 were lower than the U.S. federal statutory rate of 21.0% due principally to the impact of the Company’s earnings outside the United States which overall are taxed at rates lower than the U.S. federal rate. The effective tax rate for the three and nine-month periods ended September 28, 2018 reflects a U.S. corporate income tax rate of 21.0% from the enactment of the Tax Cuts and Jobs Act (“TCJA”), partially offset by a new minimum tax on certain non-U.S. earnings as a result of the TCJA. The effective tax rate for the three-month period ended September 28, 2018 includes net tax benefits of $23 million ($0.03 per diluted share) related primarily to the release of valuation allowances associated with certain foreign operating losses and excess tax benefits from stock-based compensation, which in aggregate reduced the reported tax rate by 2.9%. The effective tax rate for the nine-month period ended September 28, 2018 also includes these benefits, in addition to net tax benefits of $9 million ($0.01 per diluted share) recorded in the second quarter of 2018 related to the release of reserves upon the expiration of statutes of limitation and excess tax benefits from stock-based compensation, which were partially offset by increases in estimates associated with prior period uncertain tax positions.
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

Tax authorities in Denmark have raised significant issues related to interest accrued by certain of the Company’s subsidiaries. On December 10, 2013, the Company received assessments from the Danish tax authority (“SKAT”) totaling approximately DKK 1.7 billion including interest through September 27, 2019 (approximately $256 million based on the exchange rate as of September 27, 2019), imposing withholding tax relating to interest accrued in Denmark on borrowings from certain of the Company’s subsidiaries for the years 2004-2009. The Company appealed these assessments to the Danish National Tax Tribunal in 2014. The appeal is pending, awaiting the final outcome of other withholding tax cases brought to the Court of Justice of the European Union (“CJEU”). In February 2019, the CJEU decided several other cases related to Danish withholding tax on dividends and interest. In these cases, the CJEU ruled that the exemption of interest payments from withholding taxes provided in the applicable EU directive should be denied where taxpayers use the directive for abusive or fraudulent purposes, and that it is up to the national courts to make this determination. In addition, SKAT has maintained a similar position related to withholding tax on interest accrued in Denmark on borrowings from certain of the Company’s subsidiaries with respect to tax years 2010-2012 and on August 27, 2019, the Company received assessments for these matters totaling approximately DKK 1.0 billion including interest through September 27, 2019 (approximately $152 million based on the exchange rate as of September 27, 2019). The Company is appealing these assessments as well.  The Company remains in discussions with SKAT on similar withholding tax matters for the years 2013-2015 and anticipates receiving additional assessments of approximately DKK 735 million including interest through September 27, 2019 (approximately $108 million based on the exchange rate as of September 27, 2019). Management believes the positions the Company has taken in Denmark are in accordance with the relevant tax laws and is vigorously defending its positions related to the received and anticipated assessments related to the 2004-2009, 2010-2012, and 2013-2015 years. The Company intends on pursuing this matter through the Danish High Court should the appeal to the Danish National Tax Tribunal be unsuccessful. The Company will continue to monitor decisions of both the Danish courts and the CJEU and evaluate the impact of these court rulings on the Company’s tax positions in Denmark. The ultimate resolution of this matter is uncertain, could take many years, and could result in a material adverse impact to the Company’s Consolidated Condensed Financial Statements, including its cash flows and effective tax rate.
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

COMPREHENSIVE INCOME
For the three and nine-month periods ended September 27, 2019, comprehensive income attributable to Danaher decreased $109 million and $4 million, respectively, as compared to the comparable periods of 2018, primarily driven by changes in foreign currency translation adjustments and cash flow hedge adjustments in the periods. For the three and nine-month periods ended September 27, 2019, the Company recorded foreign currency translation losses of $236 million and $293 million, respectively, as compared to foreign currency translation losses of $162 million and $509 million for the three and nine-month periods ended September 28, 2018, resulting in an increase in losses from foreign currency translation adjustments of $73 million for the three-month period and a decrease of $216 million for the nine-month period. The Company recorded losses of $42 million and $49 million from cash flow hedge adjustments for the three and nine-month periods ended September 27, 2019, respectively, related to the Company’s interest rate swaps.

INFLATION
The effect of inflation on the Company’s revenues and net earnings was not significant in the three and nine-month periods ended September 27, 2019.

LIQUIDITY AND CAPITAL RESOURCES
Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company continues to generate substantial cash from operating activities and forecasts that its operating cash flow and other sources of liquidity (including the anticipated financing for the GE Biopharma Acquisition) will be sufficient to allow it to continue investing in existing businesses, consummating strategic acquisitions and investments (including the anticipated GE Biopharma Acquisition), paying interest and servicing debt and managing its capital structure on a short and long-term basis. In addition, as discussed in further detail above, the Company received approximately $2.0 billion from Envista as consideration for the transfer of the Company’s Dental business to Envista, a portion of which consideration the Company intends to use to redeem certain of the Company’s outstanding indebtedness in the fourth quarter of 2019.
Following is an overview of the Company’s cash flows and liquidity ($ in millions):
Overview of Cash Flows and Liquidity

	Nine-Month Period Ended
($ in millions)	September 27, 2019	September 28, 2018
Total operating cash flows	$2,840.4	$2,784.4

Cash paid for acquisitions	$(331.1)	$(2,173.3)
Payments for additions to property, plant and equipment	(518.4)	(441.3)
Proceeds from sales of property, plant and equipment	14.1	1.6
Payments for purchases of investments	(165.5)	(61.1)
Proceeds from sale of investments	—	22.1
All other investing activities	28.9	—
Net operating cash used in investing activities	$(972.0)	$(2,652.0)

Proceeds from the issuance of common stock in connection with stock-based compensation	$115.0	$77.3
Proceeds from the sale of common stock, net of issuance costs	1,443.2	—
Proceeds from the sale of preferred stock, net of issuance costs	1,599.6	—
Proceeds from the sale of Envista Holdings Corporation Common Stock, net of issuance costs	643.4	—
Payment of dividends	(385.0)	(321.2)
Net proceeds from borrowings (maturities of 90 days or less)	744.1	882.1
Proceeds from borrowings (maturities longer than 90 days)	8,137.1	—
Net repayments of borrowings (maturities longer than 90 days)	(680.9)	(503.9)
All other financing activities	(6.0)	(16.6)
Net operating cash provided by financing activities	$11,610.5	$117.7

•
Operating cash flows increased $56 million, or approximately 2.0%, during the nine-month period ended September 27, 2019 as compared to the comparable period of 2018, primarily due to higher net earnings (after excluding the noncash discrete income tax charges during the period) and the timing of payments for income taxes, partially offset by higher cash used for funding trade accounts receivable, inventories and accounts payable during the period compared to the prior year.

•
On March 1, 2019, the Company completed the underwritten public offering of 12.1 million shares of Danaher common stock at a price to the public of $123.00 per share resulting in net proceeds of approximately $1.4 billion after deducting expenses and the underwriters’ discount of $45 million. Simultaneously, the Company completed the underwritten public offering of 1.65 million shares of its MCPS resulting in net proceeds of approximately $1.6 billion, after deducting expenses and the underwriters’ discount. The Company intends to use the net proceeds from the Common Stock Offering and the MCPS Offering to fund a portion of the cash consideration payable for, and certain costs associated with, the GE Biopharma Acquisition.

•
On September 18, 2019 the Company issued approximately €6.2 billion of senior unsecured euronotes (approximately $6.8 billion based on currency exchange rates as of the date of the pricing of the notes). The proceeds from these issuances will be used to fund a portion of the cash consideration payable for the GE Biopharma Acquisition.

•
On September 20, 2019, Envista borrowed $650 million under a senior unsecured term loan and €600 million under a three-year, senior unsecured term loan facility. Envista transferred the net proceeds from these borrowings along with the net proceeds of $643 million from the Envista IPO to the Company in consideration for the Company’s transfer of the Dental businesses to Envista.

•	During the nine-month period ended September 27, 2019, the Company invested $166 million in strategic non-marketable equity securities.

•	As of September 27, 2019, the Company held approximately $14.3 billion of cash and cash equivalents.

•
Danaher intends to use a portion of the consideration received from Envista to redeem $882 million in aggregate principal amount of outstanding indebtedness in the fourth quarter of 2019. The Company expects the make-whole premiums required in connection with the redemption will be $7 million ($5 million after-tax or $0.01 per diluted share). The Company intends to use the balance of the consideration it received from Envista for quarterly cash dividend payments to its shareholders.

Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impact reported cash flows.
Operating cash flows were approximately $2.8 billion for the first nine months of 2019, an increase of $56 million, or approximately 2.0%, as compared to the comparable period of 2018. The year-over-year change in operating cash flows from 2018 to 2019 was primarily attributable to the following factors:

•
2019 operating cash flows reflected a decrease of $165 million in net earnings for the first nine months of 2019 as compared to the comparable period in 2018. However, included in net earnings for the first nine months of 2019 are $227 million of net discrete noncash tax charges, which decrease earnings without a corresponding impact to operating cash flows.

•
Net earnings for the first nine months of 2019 also reflected an increase of $10 million of depreciation and amortization expense as compared to the comparable period of 2018. Amortization expense primarily relates to the amortization of intangible assets acquired in connection with acquisitions and increased due to recently acquired businesses. Depreciation expense relates to both the Company’s manufacturing and operating facilities as well as instrumentation leased to customers under OTL arrangements and increased due primarily to the Company’s increased capital expenditures. Depreciation and amortization are noncash expenses that decrease earnings without a corresponding impact to operating cash flows.

•
The aggregate of trade accounts receivable, inventories and trade accounts payable used $277 million in operating cash flows during the first nine months of 2019, compared to $55 million of operating cash flows used in the comparable period of 2018. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories and trade accounts payable depends upon how effectively the Company manages the cash conversion cycle, which effectively represents the number of days that elapse from the day it pays for the purchase of raw materials and components to the collection of cash from its customers and can be significantly impacted by the timing of collections and payments in a period.

•
The aggregate of prepaid expenses and other assets and accrued expenses and other liabilities provided $262 million of operating cash flows during the first nine months of 2019, compared to $153 million of operating cash flows used in the comparable period of 2018. The cash flows provided in the first nine months of 2019 resulted primarily from the noncash discrete tax charges noted above and the timing of cash payments for employee-related liabilities.

Investing Activities
Cash flows relating to investing activities consist of cash used for acquisitions and capital expenditures, including instruments leased to customers, cash used for investments and cash proceeds from divestitures of businesses or assets.

Net cash used in investing activities decreased approximately $1.7 billion in the nine-month period ended September 27, 2019 compared to the comparable period of 2018 primarily as a result of the Company’s acquisition of IDT in the second quarter of 2018. For a discussion of the Company’s acquisitions during the first nine months of 2019 refer to “—Overview”.
Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development, improving information technology systems and the manufacture of instruments that are used in OTL arrangements that certain of the Company’s businesses enter into with customers. Capital expenditures increased $77 million on a year-over-year basis for the first nine months of 2019 compared to 2018 due to increased investments in operating assets at newly acquired businesses such as IDT and increased investments in facilities and operating assets across the Company. For the full year 2019, the Company forecasts capital spending to be approximately $750 million, though actual expenditures will ultimately depend on business conditions.

Financing Activities and Indebtedness
Cash flows relating to financing activities consist primarily of cash flows associated with the issuance and repayments of commercial paper, issuance and repayment of notes payable and long-term debt, issuance and repurchases of common stock, issuance of preferred stock, payments of cash dividends to shareholders and proceeds from the Envista IPO. Financing activities provided cash of approximately $11.6 billion during the first nine months of 2019 compared to $118 million of cash provided in the comparable period of 2018. The year-over-year increase in cash provided by financing activities was due primarily to the public offerings of the Company’s common and preferred stock during the first quarter of 2019, the issuance of debt by the Company and by Envista in September 2019 and the proceeds received from the Envista IPO, partially offset by lower net proceeds from commercial paper borrowings in 2019 compared to the comparable 2018 period. The Company intends to use a portion of the consideration received from Envista to redeem certain of the Company’s outstanding indebtedness in the fourth quarter of 2019.
On September 18, 2019, Danaher International II, a wholly-owned finance subsidiary of the Company, completed the underwritten public offering of the Biopharma Euronotes. The Company received net proceeds from the Biopharma Euronotes offering, after underwriting discounts and commissions and offering expenses, of approximately €6.2 billion (approximately $6.8 billion based on currency exchange rates as of the date of the pricing of the notes). The Company plans to use the proceeds from the Biopharma Euronotes offering to fund a portion of the pending GE Biopharma Acquisition.
On September 20, 2019, Envista issued approximately $1.3 billion of term debt, consisting of $650 million aggregate principal amount of borrowings under a three-year, senior unsecured term loan facility with variable interest rates and €600 million aggregate principal amount of borrowings under a three-year, senior unsecured term loan facility with variable interest rates. The net proceeds from these borrowings were paid by Envista to Danaher as partial consideration for the contribution of the Company’s Dental business to Envista.
For a description of the Company’s outstanding debt as of September 27, 2019, and the Company’s commercial paper programs and credit facilities, refer to Note 8 to the accompanying Consolidated Condensed Financial Statements. As of September 27, 2019, each of the Company and Envista was in compliance with all of its respective debt covenants.
As of September 27, 2019, Danaher had the ability to incur an additional approximately $7.1 billion of indebtedness in direct borrowings under the 2020 Credit Facilities, and/or under outstanding commercial paper facilities (based on aggregate amounts available under the 2020 Credit Facilities that were not being used to backstop outstanding commercial paper balances).
For a description of the Company’s financing of the pending GE Biopharma Acquisition, refer to Note 3 and Note 8 to the accompanying Consolidated Condensed Financial Statements.
The Company repaid the €600 million aggregate principal amount of the 2019 Euronotes and accrued interest upon their maturity on July 8, 2019 using proceeds from the issuance of euro-denominated commercial paper. The Company has classified the 2.4% senior unsecured notes due 2020 and the 2020 Assumed Pall Notes as short-term debt as of September 27, 2019 since the Company plans to extinguish these obligations in the fourth quarter of 2019. The Company has classified approximately $2.9 billion of its borrowings outstanding under the euro-denominated commercial paper program as of September 27, 2019 as long-term debt in the accompanying Consolidated Condensed Balance Sheet as the Company had the intent and ability, as supported by availability under the 2020 Credit Facilities, to refinance these borrowings for at least one year from the balance sheet date. As commercial paper obligations mature, the Company may issue additional short-term commercial paper obligations to refinance all or part of these borrowings.

Common Stock Offering and MCPS Stock Offering
For a description of the first quarter 2019 Common Stock and MCPS Offerings, refer to Note 14 to the accompanying Consolidated Condensed Financial Statements.

Stock Repurchase Program
For information regarding the Company’s stock repurchase program, please see Part II—Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”.

Dividends
Aggregate cash payments for dividends on Company common stock during the nine-month period ended September 27, 2019 were $356 million. The increase over the comparable period of 2018 results from an increase in the quarterly dividend rate effective with respect to the dividend paid in the second quarter of 2018 and with respect to the dividend paid in the second quarter of 2019. Aggregate cash payments for dividends on Company MCPS during the nine-month period ended September 27, 2019 were $29 million.
In the third quarter of 2019, the Company declared a regular quarterly dividend of $0.17 per share of Company common stock payable on October 25, 2019 to holders of record as of September 27, 2019, reflecting a 6% increase in the per share amount of the Company’s quarterly dividend compared to the third quarter of 2018. In addition, the Company declared a quarterly cash dividend of $11.875 per MCPS that was paid on October 15, 2019 to holders of record as of September 30, 2019.

Cash and Cash Requirements
As of September 27, 2019, the Company held approximately $14.3 billion of cash and cash equivalents that were held on deposit with financial institutions or invested in highly liquid investment-grade debt instruments with a maturity of 90 days or less with an approximate weighted average annual interest rate of 2.2%. Of this amount, approximately $10.8 billion was held within the United States and approximately $3.5 billion was held outside of the United States. Included in the Company’s cash and cash equivalents is $193 million of cash and cash equivalents of Envista. Envista cash can only be accessed by the Company through the declaration of a dividend by Envista's Board of Directors and settlements of any outstanding agreements between the companies. The Company will continue to have cash requirements to support working capital needs, capital expenditures and acquisitions (including the GE Biopharma Acquisition), pay interest and service debt (including the anticipated redemption of debt using a portion of the consideration received by the Company from Envista), pay taxes and any related interest or penalties, fund its restructuring activities and pension plans as required, pay dividends to shareholders, repurchase shares of the Company’s common stock and support other business needs. For a description of the Company’s anticipated financing of the GE Biopharma Acquisition, please refer to Note 3 to the accompanying Consolidated Condensed Financial Statements.
The Company generally intends to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions (including as noted above in connection with the GE Biopharma Acquisition), the Company may also borrow under its commercial paper programs or the credit facilities, enter into new credit facilities and either borrow directly thereunder or use such credit facilities to backstop additional borrowing capacity under its commercial paper programs and/or access the capital markets. The Company intends to issue additional indebtedness to pay a portion of the purchase price for the Biopharma Business. The Company also may from time to time access the capital markets to take advantage of favorable interest rate environments or other market conditions. With respect to the commercial paper scheduled to mature during the remainder of 2019, the Company expects to repay the principal amounts when due using available cash, proceeds from the issuance of commercial paper and/or proceeds from other debt issuances.
While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company’s foreign cash could be repatriated to the United States. Following enactment of the TCJA and the associated Transition Tax, in general, repatriation of cash to the United States can be completed with no incremental U.S. tax; however, repatriation of cash could subject the Company to non-U.S. taxes on distributions. The cash that the Company’s non-U.S. subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. The income taxes, if any, applicable to such earnings including basis differences in our foreign subsidiaries are not readily determinable. As of September 27, 2019, management believes that it has sufficient sources of liquidity to satisfy its cash needs, including its cash needs in the United States.

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

CRITICAL ACCOUNTING ESTIMATES
There were no material changes to the Company’s critical accounting estimates described in the 2018 Annual Report that have a material impact on the Company’s Consolidated Condensed Financial Statements and the related Notes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Instruments and Risk Management,” in the Company’s 2018 Annual Report. There were no material changes during the quarter ended September 27, 2019 to this information reported in the Company’s 2018 Annual Report.

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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For additional information regarding legal proceedings, refer to the section titled “Legal Proceedings” in the MD&A section of the Company’s 2018 Annual Report.

ITEM 1A. RISK FACTORS
Except to the extent set forth below, there were no material changes during the quarter ended September 27, 2019 to the risk factors reported in the Company’s 2018 Annual Report, First Quarter 2019 Form 10-Q or Second Quarter 2019 Form 10-Q. Additional information regarding risk factors can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Information Related to Forward-Looking Statements,” in Part I—Item 2 of this Form 10-Q, in Part I—Item 1A of the Company’s 2018 Annual Report on Form 10-K and in Part II—Item 1A of each of the First Quarter 2019 Form 10-Q and Second Quarter 2019 Form 10-Q.
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
As of September 27, 2019, we had approximately $17.6 billion in outstanding indebtedness and had the ability to incur approximately an additional approximately $7.1 billion of indebtedness in direct borrowings or under our outstanding commercial paper facility based on the amounts available under the Company’s 2020 Credit Facilities which were not being used to backstop outstanding commercial paper balances. We expect to incur approximately $7.0 billion of indebtedness (additional to indebtedness incurred as of September 27, 2019) to fund a portion of the purchase price of the GE Biopharma Acquisition.
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
We anticipate that the additional indebtedness we expect to incur in connection with the GE Biopharma Acquisition will likely result in a negative change to our credit ratings and a potential downgrading compared to our credit rating prior to the public announcement of the GE Biopharma Acquisition. This anticipated reduction in our credit ratings may limit our ability to borrow at interest rates consistent with the interest rates that have been available to us prior to the GE Biopharma Acquisition. If our credit ratings are further downgraded or put on watch for a further potential downgrade, we may not be able to sell additional debt securities or borrow money in the amounts, at the times or interest rates or upon the more favorable terms and conditions that might be available if our current credit ratings were maintained.
Our 2020 Credit Facilities and long-term debt obligations also impose certain restrictions on us, including certain restrictions on our ability to incur liens on our assets, and a requirement under the 2020 Credit Facilities to maintain a consolidated leverage ratio (the ratio of consolidated indebtedness to consolidated indebtedness plus shareholders’ equity) of 0.65 to 1.0 or less. If we breach any of these restrictions and cannot obtain a waiver from the lenders on favorable terms, subject to applicable cure periods, the outstanding indebtedness (and any other indebtedness with cross-default provisions) could be declared immediately due and payable, which would adversely affect our liquidity and financial statements.
If we add new debt in the future, the risks described above would increase.
Envista completed an initial public offering of shares of its common stock in September 2019, and Danaher could incur liabilities in connection with the separation of Envista. We intend to distribute our remaining equity interest in Envista in one or more spin-off and/or split-off transactions, but the distribution of our remaining equity interest in Envista may not be completed on the currently contemplated timeline or at all and may not achieve the intended benefits.
Envista completed an initial public offering of shares of its common stock in September 2019. In connection with the Envista IPO, we entered into a separation agreement and related agreements with Envista to govern the relationship between the two companies going forward. These agreements provide for specific indemnity and liability obligations of each party and could lead to disputes between us. If we are required to indemnify Envista under the circumstances set forth in these agreements, we may be subject to substantial liabilities. In addition, with respect to the liabilities for which Envista has agreed to indemnify us under these agreements, there can be no assurance that the indemnity rights we have against Envista will be sufficient to protect us against the full amount of the liabilities, or that Envista will be able to fully satisfy its indemnification obligations. It is also possible that a court could disregard the allocation of assets and liabilities agreed to between Danaher and Envista and require Danaher to assume responsibility for obligations allocated to Envista. Each of these risks could negatively affect our business and financial statements.
We intend to distribute our remaining equity interest in Envista in one or more spin-off and/or split-off transactions. Unanticipated developments, including adverse market conditions, possible delays in obtaining regulatory approvals or clearances, uncertainty of the financial markets, changes in the Company’s strategy or challenges in establishing infrastructure or processes, could delay or prevent the anticipated distribution of the remainder of the Company’s equity interest in Envista, or cause such distribution to occur on terms or conditions that are less favorable and/or different than expected. Even if the anticipated distribution is completed, we may not realize some or all of the anticipated benefits therefrom. Expenses incurred to accomplish these transactions may be significantly higher than what we currently anticipate.
Executing the proposed distribution also requires significant time and attention from management, which could distract them from other tasks in operating our business. We cannot assure you that the anticipated distribution, if consummated, will yield greater net benefits to Danaher and its shareholders than if such transaction had not occurred.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the nine-month period ended September 27, 2019. On July 16, 2013, the Company’s Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Repurchase Program, and the timing and amount of any shares repurchased under the program will be determined by the Company’s management based on its evaluation of market conditions and other factors. The Repurchase Program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plans) and for other corporate purposes. As of September 27, 2019, 20 million shares remained available for repurchase pursuant to the Repurchase Program. The Company expects to fund any future stock repurchases using the Company’s available cash balances or proceeds from the issuance of debt.
During the third quarter of 2019, holders of certain of the Company’s Liquid Yield Option Notes due 2021 (“LYONS”) converted such LYONS into an aggregate of 37 thousand shares of Danaher common stock, par value $0.01 per share. In each case, the shares of common stock were issued solely to existing security holders upon conversion of the LYONs pursuant to the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS

(a)	Exhibits:

2.1
Separation Agreement, dated as of September 19, 2019, by and between Danaher Corporation and Envista Holdings Corporation (incorporated by reference to Exhibit 10.1 to Envista Holdings Corporation’s Current Report on Form 8-K filed September 20, 2019) (Commission File Number: 1-39054)

2.2
Equity and Asset Purchase Agreement dated as of February 25, 2019, by and between General Electric Company and Danaher Corporation (incorporated by reference from Exhibit 2.1 to Danaher Corporation’s Current Report on Form 8-K filed February 25, 2019 (Commission File Number: 001-08089))

3.1
Restated Certificate of Incorporation of Danaher Corporation (incorporated by reference from Exhibit 3.1 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2012 (Commission File Number: 001-08089))

3.2
Certificate of Designations of the 4.75% Mandatory Convertible Preferred Stock, Series A, filed with the Secretary of State of the State of Delaware on February 28, 2019 (incorporated by reference from Exhibit 3.1 to Danaher Corporation’s Current Report on Form 8-K filed March 1, 2019 (Commission File Number: 001-08089))

3.3
Amended and Restated By-laws of Danaher Corporation (incorporated by reference from Exhibit 3.2 to Danaher Corporation’s Current Report on Form 8-K filed December 6, 2016 (Commission File Number: 001-08089))

4.1
Second Supplemental Indenture, dated as of July 1, 2019 between Danaher Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference from Exhibit 4.2 to Danaher Corporation’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 filed July 10, 2019 (Commission File Number: 333-224149))

4.2
Third Supplemental Indenture, dated as of July 1, 2019 among DH Europe Finance S.à r.l., as issuer, Danaher Corporation, as guarantor and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference from Exhibit 4.5 to Danaher Corporation’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 filed July 10, 2019 (Commission File Number: 333-224149))

4.3
Base Indenture, dated as of September 18, 2019, among DH Europe Finance II S.à r.l., as issuer, Danaher Corporation, as guarantor and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference from Exhibit 4.1 to Danaher Corporation’s Current Report on Form 8-K filed September 18, 2019 (Commission File Number: 001-08089))

4.4
First Supplemental Indenture, dated as of September 18, 2019, among DH Europe Finance II S.à r.l., as issuer, Danaher Corporation, as guarantor and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference from Exhibit 4.2 to Danaher Corporation’s Current Report on Form 8-K filed September 18, 2019 (Commission File Number: 001-08089))

10.1
Employee Matters Agreement, dated as of September 19, 2019, by and between Danaher Corporation and Envista Holdings Corporation (incorporated by reference to Exhibit 10.4 to Envista Holdings Corporation’s Current Report on Form 8-K filed September 20, 2019) (Commission File Number: 1-39054)

10.2
Tax Matters Agreement, dated as of September 19, 2019, by and between Danaher Corporation and Envista Holdings Corporation (incorporated by reference to Exhibit 10.3 to Envista Holdings Corporation’s Current Report on Form 8-K filed September 20, 2019) (Commission File Number: 1-39054)

10.3
Transition Services Agreement, dated as of September 19, 2019, by and between Danaher Corporation and Envista Holdings Corporation (incorporated by reference to Exhibit 10.2 to Envista Holdings Corporation’s Current Report on Form 8-K filed September 20, 2019) (Commission File Number: 1-39054)

10.4
Intellectual Property Matters Agreement, dated as of September 19, 2019, by and between Danaher Corporation and Envista Holdings Corporation (incorporated by reference to Exhibit 10.5 to Envista Holdings Corporation’s Current Report on Form 8-K filed September 20, 2019) (Commission File Number: 1-39054)

10.5
DBS License Agreement, dated as of September 19, 2019, by and between Danaher Corporation and Envista Holdings Corporation (incorporated by reference to Exhibit 10.6 to Envista Holdings Corporation’s Current Report on Form 8-K filed September 20, 2019) (Commission File Number: 1-39054)

10.6
Registration Rights Agreement, dated as of September 19, 2019, by and between Danaher Corporation and Envista Holdings Corporation (incorporated by reference to Exhibit 10.7 to Envista Holdings Corporation’s Current Report on Form 8-K filed September 20, 2019) (Commission File Number: 1-39054)

10.7
Second Amended and Restated Credit Agreement, dated as of August 27, 2019, among Danaher Corporation, certain of its subsidiaries party thereto, Bank of America, N.A., as Administrative Agent and a Swing Line Lender, and the lenders referred to therein (incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed August 29, 2019 (Commission File Number: 001-08089).

10.8
Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of September 20, 2019, among Danaher Corporation, Bank of America, N.A., Bank of America, N.A. London Branch and Citibank, N.A. , each in their respective roles as a Swing Line Lender, Bank of America, N.A. as Administrative Agent and the lenders referred to therein.

10.9
Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of October 7, 2019, among Danaher Corporation, Bank of America, N.A., Bank of America, N.A. London Branch and Citibank, N.A. , each in their respective roles as a Swing Line Lender, Bank of America, N.A. as Administrative Agent and the lenders referred to therein.

10.10
Credit Agreement, dated as of August 27, 2019, among Danaher Corporation, certain of its subsidiaries party thereto, Bank of America, N.A., as Administrative Agent, and the lenders referred to therein(incorporated by reference from Exhibit 10.2 to Danaher Corporation’s Current Report on Form 8-K filed August 29, 2019 (Commission File Number: 001-08089).

10.11
Credit Agreement, dated as of September 20, 2019, among Envista Holdings Corporation, certain of its subsidiaries party thereto, Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender, and the lenders referred to therein (incorporated by reference to Exhibit 10.8 to Envista Holdings Corporation’s Current Report on Form 8-K filed September 20, 2019) (Commission File Number: 1-39054)

10.12	Amended and Restated Danaher Corporation Deferred Compensation Plan

10.13	Amendment to Danaher Corporation Deferred Compensation Plan

10.14	Amendment to Danaher Corporation Executive Deferred Incentive Program

10.15	Amendment to Danaher Corporation Excess Contribution Program, a sub-plan under the 2007 Omnibus Incentive Plan, as amended and restated

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DANAHER CORPORATION

Date:	October 23, 2019	By:	/s/ Matthew R. McGrew
Matthew R. McGrew
Executive Vice President and Chief Financial Officer

Date:	October 23, 2019	By:	/s/ Robert S. Lutz
Robert S. Lutz
Senior Vice President and Chief Accounting Officer