Form 10-K
period 2019-12-31
DANAHER CORP /DE/
filed 2020-02-21
CIK 313616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Yes   ☐     No  ☒
As of February 6, 2020, the number of shares of Registrant’s common stock outstanding was 696,237,113. The aggregate market value of common stock held by non-affiliates of the Registrant on June 28, 2019 was $91.1 billion, based upon the closing price of the Registrant’s common stock as quoted on the New York Stock Exchange on such date.
 ____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the Registrant’s proxy statement for its 2020 annual meeting of shareholders to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end. With the exception of the sections of the 2020 Proxy Statement specifically incorporated herein by reference, the 2020 Proxy Statement is not deemed to be filed as part of this Form 10-K.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this Annual Report, in other documents we file with or furnish to the Securities and Exchange Commission (“SEC”), in our press releases, webcasts, conference calls, materials delivered to shareholders and other communications, are “forward-looking statements” within the meaning of the U.S. federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions and the integration thereof, divestitures, spin-offs, split-offs or other distributions, strategic opportunities, securities offerings, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; future regulatory approvals and the timing and conditionality thereof; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; future foreign currency exchange rates and fluctuations in those rates; general economic and capital markets conditions; the anticipated timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that Danaher intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “should,” “could,” “intend,” “will,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the risks and uncertainties set forth under “Item 1A. Risk Factors” in this Annual Report.
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

PART I

ITEM 1. BUSINESS
General
Danaher Corporation designs, manufactures and markets professional, medical, industrial and commercial products and services, which are typically characterized by strong brand names, innovative technology and major market positions. We are committed to innovating and developing forward-looking technologies that solve our customers’ most complex challenges. Danaher’s research and development, manufacturing, sales, distribution, service and administrative facilities are located in more than 60 countries. Our business consists of three segments: Life Sciences; Diagnostics; and Environmental & Applied Solutions. Danaher strives to create shareholder value primarily through three strategic priorities:

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
To further these objectives, the Company also acquires businesses and makes investments that either strategically fit within its existing business portfolio or expand its portfolio into a new and attractive business area. Given the rapid pace of technological development and the specialized expertise typical of Danaher’s served markets, acquisitions, strategic alliances and investments provide the Company access to important new technologies and domain expertise. Danaher believes there are many acquisition and investment opportunities available within its targeted markets. The extent to which Danaher consummates and effectively integrates appropriate acquisitions and investments will affect its overall growth and operating results. Danaher also continually assesses the strategic fit of its existing businesses and may dispose of businesses that are deemed not to fit with its strategic plan or are not achieving the desired return on investment.
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
In the third quarter of 2019, Danaher transferred its Dental businesses to Envista Holdings Corporation (“Envista”) and divested a portion of its interest in Envista through an initial public offering of a portion of Envista’s common stock. In the fourth quarter of 2019, Danaher divested its remaining ownership of Envista’s common stock through a split-off exchange offer (the “Split-Off”).
Sales in 2019 by geographic destination (geographic destination refers to the geographic area where the final sale to the Company’s unaffiliated customer is made) as a percentage of total 2019 sales were: North America, 39% (including 37% in the United States); Western Europe, 23%; other developed markets, 6% and high-growth markets, 32%. The Company defines high-growth markets as developing markets of the world experiencing extended periods of accelerated growth in gross domestic product and infrastructure which include Eastern Europe, the Middle East, Africa, Latin America and Asia (with the exception of Japan, Australia and New Zealand). The Company defines developed markets as all markets of the world that are not high-growth markets.
LIFE SCIENCES
The Company’s Life Sciences segment offers a broad range of research tools that scientists use to study the basic building blocks of life, including genes, proteins, metabolites and cells, in order to understand the causes of disease, identify new therapies and test new drugs and vaccines.  The segment is also a leading provider of filtration, separation and purification technologies to the biopharmaceutical, food and beverage, medical, aerospace, microelectronics and general industrial sectors. Sales in 2019 for this segment by geographic destination (as a percentage of total 2019 sales) were: North America, 38%; Western Europe, 27%; other developed markets, 8% and high-growth markets, 27%.
Danaher established the life sciences business in 2005 through the acquisition of Leica Microsystems and has expanded the business through numerous subsequent acquisitions, including the acquisitions of AB Sciex and Molecular Devices in 2010, Beckman Coulter in 2011, Pall in 2015, Phenomenex in 2016, and IDT in 2018. The Life Sciences segment consists of the following businesses:
Filtration—The filtration, separation and purification technologies business is a leading provider of products used to remove solid, liquid and gaseous contaminants from a variety of liquids and gases, primarily through the sale of filtration consumables and to a lesser extent systems that incorporate filtration consumables and associated hardware. The business’ core materials and technologies can be applied in many ways to solve complex fluid separation challenges, and are sold across a wide array of applications in two primary business groups:

•
Life Sciences. The business’ life sciences technologies facilitate the process of drug discovery, development, regulatory validation and production and are sold to biopharmaceutical, food and beverage and medical customers. In the biopharmaceutical area, the business sells a broad line of filtration and purification technologies, single use bioreactors and associated accessories, hardware and engineered systems primarily to pharmaceutical and biopharmaceutical companies for use in the development and commercialization of chemically synthesized and biologically derived drugs, plasma and vaccines. Biotechnology drugs, plasma and biologically derived vaccines in particular are filtration and purification intensive and represent a significant opportunity for growth for the business in the biopharmaceutical area. The business also serves the filtration needs of the food and beverage markets, helping customers ensure the quality and safety of their products while lowering operating costs and minimizing waste. In the medical area, hospitals use the Company’s breathing circuit and intravenous filters and water filters to help control the spread of infections.

•
Industrial. Virtually all of the raw materials, process fluids and waste streams that flow through industry are candidates for multiple stages of filtration, separation and purification. In addition, most of the machines used in complex production processes require filtration to protect sensitive parts from degradation due to contamination. The business’ industrial technologies enhance the quality and efficiency of manufacturing processes and prolong equipment life in applications such as semiconductor equipment, airplanes, oil refineries, power generation turbines, petrochemical plants, municipal water plants and mobile mining equipment. Within these end-markets, demand is driven by end-users and original equipment manufacturers (“OEM”) seeking to improve product performance, increase production and efficiency, reduce operating costs, extend the life of their equipment, conserve water and meet environmental regulations.

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
On February 25, 2019, the Company entered into an Equity and Asset Purchase Agreement (the “GE Biopharma Purchase Agreement”) with General Electric Company (“GE”) to acquire the Biopharma Business of GE Life Sciences (the “GE Biopharma Business”) for a cash purchase price of approximately $21.0 billion, subject to certain adjustments, and the assumption of approximately $0.4 billion of pension liabilities (the “GE Biopharma Acquisition”). The business is a leading provider of instruments, software and consumables that help pharmaceutical and biopharmaceutical companies, biotechnology companies and academic and hospital-based researchers and clinicians identify and modify genes, cells and proteins to better understand the dynamics of a disease pathway and then design, develop and manufacture therapies intended to target that disease. The business offers products that support its customers across the pharmaceutical and biopharmaceutical value chain, from the earliest stages of drug discovery and research, to product and process development, clinical trials, therapy manufacturing and clinical use. Based on preliminary unaudited financial information provided by GE, the GE Biopharma Business generated revenues of approximately $3.3 billion in 2019. The Company expects to include the GE Biopharma Business within the Life Sciences segment. The GE Biopharma Acquisition is expected to provide additional sales and earnings growth opportunities for the Company’s Life Sciences segment by expanding the business’ geographic and product line diversity, including new product and service offerings that complement the Company’s current biologics workflow solutions. As a condition to obtaining certain regulatory approvals for the closing of the transaction, the Company expects it will be required to divest certain of its existing product lines that in the aggregate generated revenues of approximately $170 million in 2019. Though the timing of obtaining the final regulatory approvals necessary to close the GE Biopharma Acquisition is uncertain, the Company continues to make progress with respect thereto and expects to close the transaction in the first quarter of 2020.
DIAGNOSTICS
The Company’s Diagnostics segment offers analytical instruments, reagents, consumables, software and services that hospitals, physicians’ offices, reference laboratories and other critical care settings use to diagnose disease and make treatment decisions. Sales in 2019 for this segment by geographic destination (as a percentage of total 2019 sales) were: North America, 39%; Western Europe, 17%; other developed markets, 6% and high-growth markets, 38%.
Danaher established the diagnostics business in 2004 through the acquisition of Radiometer and expanded the business through numerous subsequent acquisitions, including the acquisitions of Vision Systems in 2006, Genetix in 2009, Beckman Coulter in 2011, Iris International and Aperio Technologies in 2012, HemoCue in 2013, Devicor Medical Products in 2014, the clinical microbiology business of Siemens Healthcare Diagnostics in 2015 and Cepheid in 2016. The Diagnostics segment consists of the following businesses:
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

•
molecular diagnostics products, including biomedical testing instruments, systems and related consumables, enable DNA-based testing for organisms and genetic-based diseases in both clinical and non-clinical markets. These products integrate and automate the complicated and time-intensive steps associated with DNA-based testing (including sample preparation and DNA amplification and detection) to allow the testing to be performed in both laboratory and non-laboratory environments with minimal training and infrastructure. These products also include systems which commonly test for health care-associated infections, respiratory disease, sexual health and virology.

Typical users of the segment’s clinical lab products include hospitals, physician’s offices, reference laboratories and pharmaceutical clinical trial laboratories.
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
Anatomical Pathology Diagnostics—The anatomical pathology diagnostics business is a leader in the anatomical pathology industry, offering a comprehensive suite of instrumentation and related consumables used across the entire workflow of a pathology laboratory. The anatomical pathology diagnostics products include chemical and immuno-staining instruments, reagents, antibodies and consumables; tissue embedding, processing and slicing (microtomes) instruments and related reagents and consumables; slide coverslipping and slide/cassette marking instruments; imaging instrumentation including slide scanners, microscopes and cameras; software solutions to store, share and analyze pathology images digitally and minimally invasive, vacuum-assisted breast biopsy collection instruments. Typical users of these products include pathologists, lab managers and researchers.
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
ENVIRONMENTAL & APPLIED SOLUTIONS
The Company’s Environmental & Applied Solutions segment offers products and services that help protect important resources and keep global food and water supplies safe. Sales in 2019 for this segment by geographic destination (as a percentage of total 2019 sales) were: North America, 43%; Western Europe, 24%; other developed markets, 3% and high-growth markets, 30%. The Company’s Environmental & Applied Solutions segment consists of the following businesses:
Water Quality—The Company’s water quality business provides instrumentation, consumables, software, services and disinfection systems to help analyze, treat and manage the quality of ultra-pure, potable, industrial, waste, ground, source and ocean water in residential, commercial, municipal, industrial and natural resource applications. Danaher entered the water quality sector in the late 1990’s through the acquisitions of Dr. Lange and Hach Company, and has enhanced the geographic coverage and capabilities of its products and services through subsequent acquisitions, including the acquisition of Trojan Technologies Inc. in 2004 and ChemTreat, Inc. in 2007. The water quality business designs, manufactures and markets:

•
a wide range of analytical instruments, related consumables, software and services that detect and measure chemical, physical and microbiological parameters in ultra-pure, potable, industrial, waste, ground, source and ocean water;

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

Typical users of these products and services include professionals in municipal drinking water and wastewater treatment plants, industrial process and discharge water facilities, wastewater treatment facilities, third-party testing laboratories and environmental operations. Customers in these industries choose suppliers based on a number of factors including the customer’s existing supplier relationships, application expertise, product performance and ease of use, the comprehensiveness of the supplier’s solutions offering, after-sales service and support and the other factors described under “—Competition.” The water quality business provides products under a variety of brands, including AGUASIN, AQUAFINE, CHEMTREAT, HACH, LIPESA, MCCROMETER, OTT HYDROMET, PALL WATER, SEA-BIRD, TROJAN TECHNOLOGIES and VIQUA. Manufacturing facilities are primarily located in North America, Europe and Asia. Sales are made through the business’ direct sales personnel, e-commerce, independent representatives and independent distributors.
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
Materials
The Company’s manufacturing operations employ a wide variety of raw materials, including metallic-based components, electronic components, chemicals, plastics and other petroleum-based products. Prices of oil and gas also affect the Company’s costs for freight and utilities. The Company purchases raw materials from a large number of independent sources around the world. No single supplier is material, although for some components that require particular specifications or regulatory or other qualifications there may be a single supplier or a limited number of suppliers that can readily provide such components. The Company utilizes a number of techniques to address potential disruption in and other risks relating to its supply chain, including in certain cases the use of safety stock, alternative materials and qualification of multiple supply sources. During 2019, the Company had no raw material shortages that had a material effect on the business. For a further discussion of risks related to the materials and components required for the Company’s operations, refer to “Item 1A. Risk Factors.”

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
Competition
Although the Company’s businesses generally operate in highly competitive markets, the Company’s competitive position cannot be determined accurately in the aggregate or by segment since none of its competitors offer all of the same product and service lines or serve all of the same markets as the Company, or any of its segments, does. Because of the range of the products and services the Company sells and the variety of markets it serves, the Company encounters a wide variety of competitors, including well-established regional competitors, competitors who are more specialized than it is in particular markets, as well as larger companies or divisions of larger companies with substantial sales, marketing, research and financial capabilities. The Company is facing increased competition in a number of its served markets as a result of the entry of new, large companies into certain markets, the entry of competitors based in low-cost manufacturing locations, and increasing consolidation in particular markets. The number of competitors varies by product and service line. Management believes that the Company has a market leadership position in many of the markets it serves. Key competitive factors vary among the Company’s businesses and product and service lines, but include the specific factors noted above with respect to each particular business and typically also include price, quality, performance, delivery speed, application expertise, service and support, technology and innovation, distribution network, breadth of product, service and software offerings and brand name recognition. For a discussion of risks related to competition, refer to “Item 1A. Risk Factors.”
Working Capital
The Company maintains an adequate level of working capital to support its business needs. There are no unusual industry practices or requirements relating to working capital items in any of our operating segments. In addition, the Company’s sales and payment terms are generally similar to those of its competitors.

Backlog
The Company defines backlog as firm orders from customers for products and services where the order will be fulfilled in the next 12 months. Backlog as of December 31, 2019 and 2018 was approximately $3.1 billion and $2.8 billion, respectively. The Company expects that a large majority of the backlog as of December 31, 2019 will be delivered to customers within three to four months of such date. Given the relatively short delivery periods and rapid inventory turnover that are characteristic of most of the Company’s products and the shortening of product life cycles, the Company believes that backlog is indicative of short-term revenue performance but not necessarily a reliable indicator of medium or long-term revenue performance.

Employee Relations
As of December 31, 2019, the Company employed approximately 60,000 persons, of whom approximately 21,000 were employed in the United States and approximately 39,000 were employed outside of the United States. Of the United States employees, approximately 300 were hourly-rated, unionized employees. Outside the United States, the Company has government-mandated collective bargaining arrangements and union contracts in certain countries, particularly in Europe where many of the Company’s employees are represented by unions and/or works councils. For a discussion of risks related to employee relations, refer to “Item 1A. Risk Factors.”

Research and Development (“R&D”)
The Company conducts R&D activities for the purpose of developing new products, enhancing the functionality, effectiveness, ease of use and reliability of its existing products and expanding the applications for which uses of its products are appropriate. The Company’s R&D efforts include internal initiatives and those that use licensed or acquired technology, and we work with a number of leading research institutions, universities and clinicians around the world to develop, evaluate and clinically test our products. The Company conducts R&D activities primarily in North America, Europe, and Asia and generally on a business-by-business basis, although it does conduct certain R&D activities on a centralized basis. The Company anticipates that it will continue to make significant expenditures for R&D as it seeks to provide a continuing flow of innovative products and services to maintain and improve its competitive position. For a discussion of the risks related to the need to develop and commercialize new products and product enhancements, refer to “Item 1A. Risk Factors.”
Government Contracts
Although the substantial majority of the Company’s revenue in 2019 was from customers other than governmental entities, each of Danaher’s segments has agreements relating to the sale of products to government entities. As a result, the Company is subject to various statutes and regulations that apply to companies doing business with governments. For a discussion of risks related to government contracting requirements, refer to “Item 1A. Risk Factors.” No material portion of Danaher’s business is subject to renegotiation of profits or termination of contracts at the election of a government entity.
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
Medical Device Regulations
Many of our products are classified as medical devices and are subject to restrictions under domestic and foreign laws, rules, regulations, self-regulatory codes, circulars and orders, including, but not limited to, the U.S. Food, Drug, and Cosmetic Act (the “FDCA”). The FDCA requires these products, when sold in the United States, to be safe and effective for their intended uses and to comply with the regulations administered by the U.S. Food and Drug Administration (“FDA”). The FDA regulates the design, development, research, preclinical and clinical testing, introduction, manufacture, advertising, labeling, packaging, marketing, distribution, import and export and record keeping for such products. Many medical device products are also regulated by comparable agencies in non-U.S. countries in which they are produced or sold.
Unless an exemption applies, the FDA requires that a manufacturer introducing a new medical device or a new indication for use of an existing medical device obtain either a Section 510(k) premarket notification clearance or a premarket approval (“PMA”) before introducing it into the U.S. market. The type of marketing authorization is generally linked to the classification of the device. The FDA classifies medical devices into one of three classes (Class I, II or III) based on the degree of risk the FDA determines to be associated with a device and the level of regulatory control deemed necessary to ensure the device’s safety and effectiveness.
The process of obtaining a Section 510(k) clearance generally requires the submission of performance data and clinical data, which in some cases can be extensive, to demonstrate that the device is “substantially equivalent” to a device that was on the market before 1976 or to a device that has been found by the FDA to be “substantially equivalent” to such a pre-1976 device. A predecessor device is referred to as “predicate device.” As a result, FDA clearance requirements may extend the development process for a considerable length of time.
Medical devices can be marketed only for the indications for which they are cleared or approved. After a device has received 510(k) clearance for a specific intended use, any change or modification that significantly affects its safety or effectiveness, such as a significant change in the design, materials, method of manufacture or intended use, may require a new 510(k) clearance or PMA approval and payment of an FDA user fee. The determination as to whether or not a modification could significantly affect the device’s safety or effectiveness is initially left to the manufacturer using available FDA guidance; however, the FDA may review this determination to evaluate the regulatory status of the modified product at any time and may require the manufacturer to cease marketing and recall the modified device until 510(k) clearance or PMA approval is obtained.
Any medical devices we manufacture and distribute are subject to pervasive and continuing regulation by the FDA and certain state and non-U.S. agencies. These include product listing and establishment registration requirements, which help facilitate inspections and other regulatory actions. As a medical device manufacturer, our manufacturing facilities are subject to inspection on a routine basis by the FDA. We are required to adhere to the Current Good Manufacturing Practices (“CGMP”) requirements, as set forth in the Quality Systems Regulation (“QSR”), which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all phases of the design and manufacturing process.
We must also comply with post-market surveillance regulations, including medical device reporting, or MDR, requirements which require that we review and report to the FDA any incident in which our products may have caused or contributed to a death or serious injury. We must also report any incident in which our product has malfunctioned if that malfunction would likely cause or contribute to a death or serious injury if it were to recur.
Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Medical devices approved or cleared by the FDA may not be promoted for unapproved or uncleared uses, otherwise known as “off-label” promotion. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.
In the European Union (“EU”), our products are subject to the medical device laws of the various member states, which are currently based on a Directive of the European Commission. However, the EU has adopted the EU Medical Device Regulation (the “EU MDR”) and the In Vitro Diagnostic Regulation (the “EU IVDR”), each of which impose stricter requirements for the marketing and sale of medical devices, including in the area of clinical evaluation requirements, quality systems and post-market surveillance. Manufacturers of currently approved medical devices will have until May 2020 to meet the requirements of the EU MDR and until May 2022 to meet the EU IVDR. Complying with the EU MDR and EU IVDR requires modifications to our quality management systems, additional resources in certain functions and updates to technical files, among other changes, which cost less than $15 million in 2019 and we anticipate will cost approximately $30 million in 2020.
Other Healthcare Laws
We are also subject to the U.S. Foreign Corrupt Practices Act and various health care related laws regulating fraud and abuse, research and development, pricing and sales and marketing practices, and the privacy and security of health information, including the U.S. federal regulations described below. Many states, foreign countries and supranational bodies have also adopted laws and regulations similar to, and in some cases more stringent than, the U.S. federal regulations discussed above and below, including the UK Bribery Act and similar anti-bribery laws.

•
The U.S. Federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration (including any kickback or bribe), directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made in whole or in part under a federal health care program, such as Medicare or Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

•
The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) prohibits knowingly and willfully (1) executing, or attempting to execute, a scheme to defraud any health care benefit program, including private payors, or (2) falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. In addition, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, also restricts the use and disclosure of patient identifiable health information, mandates the adoption of standards relating to the privacy and security of patient identifiable health information and requires the reporting of certain security breaches with respect to such information. Similar to the U.S. Federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the healthcare fraud statute implemented under HIPAA or specific intent to violate it in order to have committed a violation.

•
The False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal health care program, knowingly makes, uses or causes to be made or used, a false record or statement material to a false or fraudulent claim, or knowingly makes a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. The qui tam provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act.

•
The federal Civil Monetary Penalties Law prohibits, among other things, the offering or transferring of remuneration to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of Medicare or Medicaid payable items or services.

•
The Open Payments Act requires manufacturers of medical devices covered under Medicare, Medicaid or the Children’s Health Insurance Program with specific exceptions to record payments and other transfers of value to a broad range of healthcare providers and teaching hospitals and to report this data as well as ownership and investment interests held by the physicians described above and their immediate family members to the Department of Health and Human Services (“HHS”) for subsequent public disclosure. Similar reporting requirements have also been enacted on the state level, and an increasing number of countries either have adopted or are considering similar laws requiring transparency of interactions with health care professionals.
In addition, some of the in vitro diagnostic drugs-of-abuse assays and reagents sold by the Company’s subsidiaries contain small amounts of controlled substances, and as a result some of the Company’s facilities are inspected periodically by the United States Drug Enforcement Administration to ensure that the Company properly handles, stores and disposes of controlled substances in the manufacture of those products.
Federal consumer protection and unfair competition laws broadly regulate marketplace activities and activities that potentially harm consumers. Analogous U.S. state laws and regulations, such as state anti-kickback and false claims laws, also may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers. Further, there are state laws that require medical device manufacturers to comply with the voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; state and local laws requiring the registration of sales representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA.
For a discussion of risks related to regulation by the FDA and comparable agencies of other countries, and the other regulatory regimes referenced above, please refer to section entitled “Item 1A. Risk Factors.”
Healthcare Reform
In the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system. There is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. For example, in the United States, in March 2010, the U.S. Patient Protection and Affordable Care Act (as amended by the Health Care and Education Affordability Reconciliation Act) (collectively, the “PPACA”) was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers and significantly affected the healthcare industry. Since its enactment, there have been judicial, Congressional and executive challenges to certain aspects of the PPACA, and there may be additional challenges and amendments to the PPACA in the future.
Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for medical products. Individual states in the United States have also become increasingly active in implementing regulations designed to control product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing.
Coverage and Reimbursement
For products where third-party coverage and reimbursement is available, sales will depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement for such product by third-party payors. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. These third-party payors are increasingly reducing reimbursements for medical products and services and, in international markets, many countries have instituted price ceilings on specific products and therapies. Price ceilings, decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce usage and patient demand for the product.

Data Privacy and Security Laws
As a global organization, we are subject to data privacy and security laws, regulations, and customer-imposed controls in numerous jurisdictions as a result of having access to and processing confidential, personal and/or sensitive data in the course of our business. For example, in the United States, HIPAA privacy and security rules require certain of our operations to maintain controls to protect the availability and confidentiality of patient health information, individual states regulate data breach and security requirements and multiple governmental bodies assert authority over aspects of the protection of personal privacy. In particular, there is a new, broad privacy law in California, the California Consumer Privacy Act (“CCPA”), which came into effect in January 2020. The CCPA has some of the same features as the GDPR (discussed below), and has already prompted several other states to follow with similar laws. The EU General Data Protection Regulation that became effective in May 2018 (“GDPR”) has imposed significantly stricter requirements in how we collect, transmit, process and retain personal data, including, among other things, in certain circumstances a requirement for almost immediate notice of data breaches to supervisory authorities and prompt notice to data subjects with significant fines for non-compliance. Several other countries such as China and Russia have passed, and other countries are considering passing, laws that require personal data relating to their citizens to be maintained on local servers and impose additional data transfer restrictions.
Environmental Laws and Regulations
For a discussion of the environmental laws and regulations that the Company’s operations, products and services are subject to and other environmental contingencies, refer to Note 18 to the Consolidated Financial Statements included in this Annual Report. For a discussion of risks related to compliance with environmental and health and safety laws and risks related to past or future releases of, or exposures to, hazardous substances, refer to “Item 1A. Risk Factors.”
Antitrust Laws
The U.S. federal government, most U.S. states and many other countries have laws that prohibit certain types of conduct deemed to be anti-competitive. Violations of these laws can result in various sanctions, including criminal and civil penalties. Private plaintiffs also could bring civil lawsuits against us in the United States for alleged antitrust law violations, including claims for treble damages.
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
In a referendum on June 23, 2016, voters approved for the United Kingdom (“UK”) to exit the EU (“Brexit”). The UK formally withdrew from the EU on January 31, 2020 with a transition period through December 31, 2020. During the transition period, the UK will continue to follow EU law and will negotiate with the EU on the terms of its relationship post-2020. With the terms and the nature of the UK’s future relationship with the EU still being decided, the Company continues to monitor the status of the negotiations and plan for potential impacts. To mitigate the potential impact of Brexit on the import and export of goods to and from the UK, the Company has increased its warehouse capacity and the level of inventory within the UK. For goods the Company manufactures within the UK and exports to other countries, the Company has manufactured and shipped additional goods for storage in countries outside the UK in an effort to maintain inventory required to meet customer demand in the event of disruption in shipments from the UK. The ultimate impact of Brexit on the Company’s financial results is uncertain. The Company has seven manufacturing facilities in the UK, and for the year ended December 31, 2019, less than 5% of our sales were derived from customers located in the UK; however, the impact of Brexit could also impact our sales outside the UK.
Information about the effects of foreign currency fluctuations on the Company’s business is set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) included in this Annual Report. For a discussion of risks related to the Company’s non-U.S. operations and foreign currency exchange, refer to “Item 1A. Risk Factors.”
Major Customers
No customer accounted for more than 10% of consolidated sales in 2019, 2018 or 2017.
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

ITEM 1A. RISK FACTORS
You should carefully consider the risks and uncertainties described below, together with the information included elsewhere in this Annual Report on Form 10-K and other documents we file with the SEC. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies, such as market conditions, economic conditions, geopolitical events, changes in laws, regulations or accounting rules, fluctuations in interest rates, terrorism, wars or conflicts, major health concerns including epidemics, natural disasters or other disruptions of expected business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, including our results of operations, liquidity, financial condition and stock price.
We may not complete the GE Biopharma Acquisition within the time frame we anticipate or at all; regulatory approval of the GE Biopharma Acquisition is subject to conditions; and the GE Biopharma Acquisition could negatively impact our business, financial statements and stock price.

•
If the GE Biopharma Acquisition is not completed on the anticipated timetable or at all, or if regulatory approval of the acquisition is subject to additional conditions, we may fail to realize the anticipated benefits of the GE Biopharma Acquisition on the anticipated timetable or at all.

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

•
The GE Biopharma Acquisition will divert management’s attention and other resources, which could have a negative impact on our ability to manage existing operations or pursue other strategic transactions.

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

The GE Biopharma Acquisition discussed above would constitute Danaher’s largest acquisition to date based on purchase price, would expand Danaher’s business into new fields and involves a number of financial, accounting, managerial, operational, legal, compliance and other risks and challenges. Any of these risks or challenges could adversely affect our business, financial statements and stock price.
Our outstanding debt has increased significantly in anticipation of the GE Biopharma Acquisition, and we expect to incur additional debt in the future. Our existing and future indebtedness may limit our operations and our use of our cash flow and negatively impact our credit ratings; and any failure to comply with the covenants that apply to our indebtedness could adversely affect our liquidity and financial statements.
As of December 31, 2019, we had approximately $21.7 billion in outstanding indebtedness, including approximately $10.8 billion of long-term debt we issued in 2019 to fund a portion of the purchase price of the GE Biopharma Acquisition. In addition, we had the ability to incur approximately $4.9 billion of additional indebtedness in direct borrowings or under our outstanding commercial paper facility based on the amounts available under the Company’s 2020 Credit Facilities which were not being used to backstop outstanding commercial paper balances. We expect to incur approximately $2.0 billion of additional indebtedness (additional to indebtedness incurred as of December 31, 2019) to fund a portion of the purchase price of the GE Biopharma Acquisition.
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
We anticipate that the indebtedness we have incurred and expect to incur in connection with the GE Biopharma Acquisition will result in a negative change to our credit ratings compared to our credit rating prior to the public announcement of the GE Biopharma Acquisition. The recent bonds issued by DH Europe Finance II S.a.r.l. (“Danaher International II”) and guaranteed by Danaher Corporation were rated BBB+ by Standard & Poors and Baa1 by Moody’s, each two notches below Danaher’s current long-term unsecured debt credit rating. Upon closing the GE Biopharma Acquisition we expect Danaher’s long-term unsecured debt credit rating to be downgraded to mirror that of the bonds issued by Danaher International II. This anticipated reduction in our credit ratings may limit our ability to borrow at interest rates consistent with the interest rates that have been available to us prior to the GE Biopharma Acquisition. If our credit ratings are further downgraded or put on watch for a further potential downgrade, we may not be able to sell additional debt securities or borrow money in the amounts, at the times or interest rates or upon the more favorable terms and conditions that might be available if our current credit ratings were maintained.

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
If we incur additional debt in the future, the risks described above would increase.
Conditions in the global economy, the particular markets we serve and the financial markets may adversely affect our business and financial statements.
Our business is sensitive to general economic conditions. Slower global economic growth, actual or anticipated default on sovereign debt, volatility in the currency and credit markets, high levels of unemployment or underemployment, reduced levels of capital expenditures, changes or anticipation of potential changes in government trade, fiscal, tax and monetary policies, changes in capital requirements for financial institutions, government deficit reduction and budget negotiation dynamics, sequestration, austerity measures and other challenges that affect the global economy have in the past adversely affected, and may in the future adversely affect, the Company and its distributors, customers and suppliers, including having the effect of:

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
Significant developments or uncertainties stemming from the U.S. administration, including changes in U.S. trade policies, tariffs and the reaction of other countries thereto, particularly China, can have an adverse effect on our business.
Changes, potential changes or uncertainties in U.S. social, political, regulatory and economic conditions or laws and policies governing foreign trade, manufacturing, and development and investment in the territories and countries where we or our customers operate, or governing the health care system and drug prices, can adversely affect our business and financial statements. For example, the U.S. administration has increased tariffs on certain goods imported into the United States, raised the possibility of imposing significant, additional tariff increases and called for substantial changes to trade agreements. In particular, trade tensions between the United States and China have escalated and each country has imposed significant, additional tariffs on a wide range of goods imported from the other country. China accounted for approximately 13% of our sales in 2019. These factors have adversely affected, and in the future could further adversely affect, our business and financial statements.

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
Our businesses operate in industries that are intensely competitive and have been subject to increasing consolidation. Because of the range of the products and services we sell and the variety of markets we serve, we encounter a wide variety of competitors; refer to “Item 1. Business—Competition” for additional details. In order to compete effectively, we must retain longstanding relationships with major customers and continue to grow our business by establishing relationships with new customers, continually developing new products and services to maintain and expand our brand recognition and leadership position in various product and service categories and penetrating new markets, including high-growth markets. In addition, significant shifts in industry market share have occurred and may in the future occur in connection with product problems, safety alerts and publications about products, reflecting the competitive significance of product quality, product efficacy and quality systems in our industry. Our failure to compete effectively and/or pricing pressures resulting from competition may adversely impact our financial statements, and our expansion into new markets may result in greater-than-expected risks, liabilities and expenses. In addition, the Company’s competitors and customers have from time to time introduced, and may in the future introduce, private label, generic or low-cost products that compete with the Company’s products at lower price points. Competitors’ products can capture significant market share or lead to a decrease in market prices overall, resulting in an adverse effect on the Company’s financial statements.
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

If we fail to accurately predict future customer needs and preferences or fail to produce viable technologies, we may invest heavily in R&D of products and services that do not lead to significant revenue, which would adversely affect our profitability. Even when we successfully innovate and develop new and enhanced products and services, we often incur substantial costs in doing so, and our profitability may suffer. In addition, promising new offerings may fail to reach the market or realize only limited commercial success because of real or perceived efficacy or safety concerns, failure to achieve positive clinical outcomes, uncertainty over third-party reimbursement or entrenched patterns of clinical practice. Competitors may also develop after-market services and parts for our products which attract customers and adversely affect our return on investment for new products.
Our reputation, ability to do business and financial statements can be impaired by improper conduct by any of our employees, agents or business partners.
We cannot provide assurance that our internal controls and compliance systems, including our Code of Conduct, always protect us from acts committed by employees, agents or business partners of ours (or of businesses we acquire or partner with) that violate U.S. and/or non-U.S. laws, including the laws governing payments to government officials, bribery, fraud, kickbacks and false claims, pricing, sales and marketing practices, conflicts of interest, competition, employment practices and workplace behavior, export and import compliance, economic and trade sanctions, money laundering and data privacy. In particular, the U.S. Foreign Corrupt Practices Act, the UK Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business, and we operate in many parts of the world that have experienced governmental corruption to some degree. Any such improper actions or allegations of such acts could damage our reputation and subject us to civil or criminal investigations in the United States and in other jurisdictions and related shareholder lawsuits, could lead to substantial civil and criminal, monetary and nonmonetary penalties and could cause us to incur significant legal and investigatory fees. In addition, the government may seek to hold us liable for violations committed by companies in which we invest or that we acquire. We also rely on our suppliers to adhere to our supplier code of conduct, and material violations of such code of conduct could occur that could have a material effect on our business, reputation and financial statements.
Certain of our businesses are subject to extensive regulation by the U.S. FDA and by comparable agencies of other countries, as well as laws regulating fraud and abuse in the health care industry and the privacy and security of health information. Failure to comply with those regulations could adversely affect our reputation, ability to do business and financial statements.
Certain of our products are medical devices and other products that are subject to regulation by the U.S. FDA, by other federal and state governmental agencies, by comparable agencies of other countries and regions, by certain accrediting bodies and by regulations governing hazardous materials and drugs-of abuse (or the manufacture and sale of products containing any such materials). The global regulatory environment has become increasingly stringent and unpredictable. Several countries that did not have regulatory requirements for medical devices have established such requirements in recent years, and other countries have expanded, or plan to expand, their existing regulations. Please see “Regulatory Matters—Medical Device Regulations” for more information. Failure to meet these requirements adversely impacts our business in the applicable geographies.
To varying degrees, these regulators require us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing, distribution and post-marketing surveillance of our products. We cannot guarantee that we will be able to obtain regulatory clearance (such as 510(k) clearance) or approvals for our new products or modifications to (or additional indications or uses of) existing products within our anticipated timeframe or at all, and if we do obtain such clearance or approval it may be time-consuming, costly and subject to restrictions. Our ability to obtain such regulatory clearances or approvals will depend on many factors, for example our ability to obtain the necessary clinical trial results, and the process for obtaining such clearances or approvals could change over time and may require the withdrawal of products from the market until such clearances are obtained. Even after initial regulatory clearance or approval, we are subject to periodic inspection by these regulatory authorities, and if safety issues arise we can be required to amend conditions for use of a product, such as providing additional warnings on the product’s label or narrowing its approved intended use, which could reduce the product’s market acceptance. Failure to obtain required regulatory clearances or approvals before marketing our products (or before implementing modifications to or promoting additional indications or uses of our products), other violations of these regulations, failure to remediate inspectional observations to the satisfaction of these regulatory authorities, real or perceived efficacy or safety concerns or trends of adverse events with respect to our products (even after obtaining clearance for distribution) and unfavorable or inconsistent clinical data from existing or future clinical trials can lead to FDA Form 483 Inspectional Observations, warning letters, notices to customers, declining sales, loss of customers, loss of market share, remediation and increased compliance costs, recalls, seizures of adulterated or misbranded products, injunctions, administrative detentions, refusals to permit importations, partial or total shutdown of production facilities or the implementation of operating restrictions, narrowing of permitted uses for a product, suspension or withdrawal of approvals and pre-market notification rescissions. We are also subject to various laws regulating fraud and abuse, research and development, pricing and sales and marketing practices, the privacy and security of health information as well as manufacturing and quality standards, including the federal regulations described in “Item 1. Business—Regulatory Matters.”
Ensuring that our internal operations and business arrangements with third parties comply with applicable laws and regulations involves substantial costs. It is also possible that government authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law.
Noncompliance with the laws and regulations referenced above can result in, among other things, fines, expenses, injunctions, civil penalties, recalls or seizures of products, total or partial suspension of production, refusal of the government to grant 510(k) clearance of devices, withdrawal of marketing approvals, criminal prosecutions and other adverse effects referenced below under “Our businesses are subject to extensive regulation; failure to comply with those regulations could adversely affect our financial statements and our business, including our reputation.” Further, defending against any such actions can be costly and time-consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions brought against us, our business may be impaired.
Our products are subject to clinical trials, the results of which may be unexpected, or perceived as unfavorable by the market, and could have a material adverse effect on our business, financial condition or results of operations.
As a part of the regulatory process of obtaining marketing clearance for certain new products and new indications for certain existing products, we conduct and participate in numerous clinical trials with a variety of study designs, patient populations and trial endpoints. Unexpected or inconsistent clinical data from existing or future clinical trials, or a regulator’s or the market’s perception of this clinical data, can adversely impact our ability to obtain product approvals, our position in, and share of, the markets in which we participate and our business and financial statements.
Off-label marketing of our products could result in substantial penalties.
The FDA strictly regulates the promotional claims that may be made about approved or cleared products. In particular, any clearances we may receive only permit us to market our products for the uses indicated on the labeling cleared by the FDA. We may request additional label indications for our current products, and the FDA may deny those requests outright, require additional expensive performance or clinical data to support any additional indications or impose limitations on the intended use of any cleared products as a condition of clearance. If the FDA determines that we have marketed our products for off-label use, we can be subject to fines, injunctions or other penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil and administrative penalties, substantial monetary penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs, and/or the curtailment of our operations. Any of these events could significantly harm our business and financial statements.
Certain modifications to our products may require new 510(k) clearances or other marketing authorizations and may require us to recall or cease marketing our products.
Once a medical device is permitted to be legally marketed in the United States pursuant to a 510(k) clearance, a manufacturer may be required to notify the FDA of certain modifications to the device. Manufacturers determine in the first instance whether a change to a product requires a new 510(k) clearance or premarket submission, but the FDA may review any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances are necessary. We have made modifications to our products in the past and have determined based on our review of the applicable FDA regulations and guidance that in certain instances new 510(k) clearances or other premarket submissions were not required. We may make similar modifications or add additional features in the future that we believe do not require a new 510(k) clearance. If the FDA disagrees with our determinations and requires us to submit new 510(k) notifications, we may be required to cease marketing or to recall the modified product until we obtain clearance, and we may be subject to significant regulatory fines or penalties.
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
The health care industry and related industries that we serve have undergone, and are in the process of undergoing, significant changes in an effort to reduce costs, including the following:

•
many of our customers, and the end-users to whom our customers supply products, rely on government funding of and reimbursement for health care products and services and research activities. The PPACA, health care austerity measures in other countries and other potential health care reform changes and government austerity measures have reduced and may further reduce the amount of government funding or reimbursement available to customers or end-users of our products and services and/or the volume of medical procedures using our products and services. For example, the Protecting Access to Medicare Act of 2014, or PAMA, introduced a multi-year pricing program for services payable under the Clinical Laboratory Fee Schedule (“CLFS”) that is designed to bring Medicare allowable amounts in line with the amounts paid by private payers.  It is still unclear whether and to what extent these new rates will affect overall pricing and reimbursement for clinical laboratory testing services, but to the extent our customers conclude that Medicare reimbursement for these services is inadequate, it can in turn adversely impact the prices at which we sell our products. Other countries, as well as some private payors, also control the price of health care products, directly or indirectly, through reimbursement, payment, pricing or coverage limitations, tying reimbursement to outcomes or (in the case of governmental entities) through compulsory licensing. Global economic uncertainty or deterioration can also adversely impact government funding and reimbursement.

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

These changes as well as other impacts from market demand, government regulations, third-party coverage and reimbursement policies and societal pressures are changing the way healthcare is delivered, reimbursed and funded and have in the past and could in the future cause participants in the health care industry and related industries that we serve to purchase fewer of our products and services, reduce the prices they are willing to pay for our products or services, reduce the amounts of reimbursement and funding available for our products and services from governmental agencies or third-party payors, heighten clinical data requirements, reduce the volume of medical procedures that use our products and services, affect the acceptance rate of new technologies and products and increase our compliance and other costs. In addition, we may be excluded from important market segments or unable to enter into contracts with group purchasing organizations and integrated health networks on terms acceptable to us, and even if we do enter into such contracts they may be on terms that negatively affect our current or future profitability. All of the factors described above can adversely affect our business and financial statements.
Any inability to consummate acquisitions at our historical rate and at appropriate prices, and to make appropriate investments that support our long-term strategy, could negatively impact our growth rate and stock price.
Our ability to grow revenues, earnings and cash flow at or above our historic rates depends in part upon our ability to identify and successfully acquire and integrate businesses at appropriate prices and realize anticipated synergies, and to make appropriate investments that support our long-term strategy. We may not be able to consummate acquisitions at rates similar to the past, which could adversely impact our growth rate and our stock price. Promising acquisitions and investments are difficult to identify and complete for a number of reasons, including high valuations, competition among prospective buyers, the availability of affordable funding in the capital markets and the need to satisfy applicable closing conditions and obtain applicable antitrust and other regulatory approvals on acceptable terms. In addition, competition for acquisitions and investments has resulted and may result in higher purchase prices. Changes in accounting or regulatory requirements or instability in the credit markets could also adversely impact our ability to consummate acquisitions and investments.
Our acquisition of businesses, investments, joint ventures and other strategic relationships could negatively impact our financial statements.
As part of our business strategy we acquire businesses, make investments and enter into joint ventures and other strategic relationships in the ordinary course, and we also from time to time complete more significant transactions; refer to MD&A for additional details. Acquisitions, investments, joint ventures and strategic relationships involve a number of financial, accounting, managerial, operational, legal, compliance and other risks and challenges, including the following, any of which could adversely affect our business and our financial statements:

•
businesses, technologies, services and products that we acquire or invest in sometimes under-perform relative to our expectations and the price that we paid or fail to perform in accordance with our anticipated timetable, resulting in a failure to operate any such business profitably.

•
we from time to time incur or assume significant debt in connection with our acquisitions, investments, joint ventures or strategic relationships, which can also cause a deterioration of Danaher’s credit ratings, result in increased borrowing costs and interest expense and diminish our future access to the capital markets.

•
acquisitions, investments, joint ventures or strategic relationships can cause our financial results to differ from our own or the investment community’s expectations in any given period, or over the long-term.

•	pre-closing and post-closing earnings charges can adversely impact operating results in any given period, and the impact may be substantially different from period-to-period.

•
acquisitions, investments, joint ventures or strategic relationships can create demands on our management, operational resources and financial and internal control systems that we are unable to effectively address.

•	we can experience difficulty in integrating personnel, operations and financial and other controls and systems and retaining key employees and customers.

•	we may be unable to achieve cost savings or other synergies anticipated in connection with an acquisition, investment, joint venture or strategic relationship.

•
we have assumed and may assume unknown liabilities, known contingent liabilities that become realized, known liabilities that prove greater than anticipated, internal control deficiencies or exposure to regulatory sanctions resulting from the acquired company’s or investee’s activities and the realization of any of these liabilities or deficiencies can increase our expenses, adversely affect our financial position or cause us to fail to meet our public financial reporting obligations.

•
in connection with acquisitions and joint ventures, we often enter into post-closing financial arrangements such as purchase price adjustments, earn-out obligations and indemnification obligations, which can have unpredictable financial results.

•
as a result of our acquisitions and investments, we have recorded significant goodwill and other assets on our balance sheet and if we are not able to realize the value of these assets, or if the fair value of our investments declines, we are required to incur impairment charges.

•
we may have interests that diverge from those of our joint venture partners or other strategic partners and we may not be able to direct the management and operations of the joint venture or other strategic relationship in the manner we believe is most appropriate, exposing us to additional risk.

•
investing in or making loans to early-stage companies often entails a high degree of risk, and we do not always achieve the strategic, technological, financial or commercial benefits we anticipate; we may lose our investment or fail to recoup our loan; or our investment may be illiquid for a greater-than-expected period of time.

The indemnification provisions of acquisition agreements by which we have acquired companies may not fully protect us and as a result we may face unexpected liabilities.
Certain of the acquisition agreements by which we have acquired companies require the former owners to indemnify us against certain liabilities related to the operation of the acquired company before we acquired it. In most of these agreements, however, the liability of the former owners is limited and certain former owners may be unable to meet their indemnification responsibilities. We cannot assure you that these indemnification provisions will protect us fully or at all, and as a result we may face unexpected liabilities that adversely affect our financial statements.
Divestitures or other dispositions could negatively impact our business, and contingent liabilities from businesses that we or our predecessors have sold could adversely affect our financial statements.
We continually assess the strategic fit of our existing businesses and may divest, spin-off, split-off or otherwise dispose of businesses that are deemed not to fit with our strategic plan or are not achieving the desired return on investment. For example, in 2015, Danaher separated and split-off to Danaher shareholders the majority of its former communications business in a Reverse Morris Trust transaction with NetScout Systems, Inc. (the “Communications Disposition”), in 2016 Danaher separated and spun-off to Danaher shareholders its former Test & Measurement segment, Industrial Technologies segment (excluding the product identification businesses) and retail/commercial petroleum business (collectively known as Fortive Corporation) (the “Fortive Disposition”), and in 2019 Danaher consummated the separation and initial public offering (“IPO”) and subsequent split-off of its Dental segment, known as Envista Holdings Corporation (the “Envista Disposition”). Transactions such as these pose risks and challenges that could negatively impact our business and financial statements. For example, when we decide to sell or otherwise dispose of a business or assets, we may be unable to do so on satisfactory terms within our anticipated timeframe or at all, and even after reaching a definitive agreement to sell or dispose a business the sale is typically subject to satisfaction of pre-closing conditions which may not become satisfied. In addition, divestitures or other dispositions can dilute the Company’s earnings per share, have other adverse financial, tax and accounting impacts and distract management, and disputes can arise with buyers. In addition, we have retained responsibility for and/or have agreed to indemnify buyers against some known and unknown contingent liabilities related to a number of businesses we or our predecessors have sold or disposed. The resolution of these contingencies has not had a material effect on our financial statements but we cannot be certain that this favorable pattern will continue.
We could incur significant liability if any of the 2015 separation and split-off of our communications business, the 2016 separation and spin-off of Fortive or the 2019 separation, IPO and split-off of Envista is determined to be a taxable transaction.
We have received opinions from outside tax counsel to the effect that each of the Communications Disposition, the Fortive Disposition and the Envista Disposition qualifies as a transaction that is described in Sections 355(a) and 368(a)(1)(D) of the Internal Revenue Code. These opinions rely on certain facts, assumptions, representations and undertakings regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not satisfied, our stockholders and we may not be able to rely on the respective opinion of tax counsel and could be subject to significant tax liabilities. Notwithstanding the opinion of tax counsel, the Internal Revenue Service (“IRS”) could determine on audit that any such transactions are taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the respective opinion. If any such transaction is determined to be taxable for U.S. federal income tax purposes, our stockholders that are subject to U.S. federal income tax and we could incur significant U.S. federal income tax liabilities.
Potential indemnification liabilities pursuant to the 2015 separation and split-off of our communications business, the 2016 separation and spin-off of Fortive or the 2019 separation, IPO and split-off of Envista could materially and adversely affect our business and financial statements.
With respect to each of the Communications Disposition, the Fortive Disposition and the Envista Disposition, we entered into a separation agreement and related agreements to govern the separation and related transactions and the relationship between the respective companies going forward. These agreements provide for specific indemnity and liability obligations of each party that can lead to disputes between us and the respective counterparty. If we are required to indemnify any of the other parties under the circumstances set forth in these agreements, we may be subject to substantial liabilities. In addition, with respect to the liabilities for which the other parties have agreed to indemnify us under these agreements, there can be no assurance that the indemnity rights we have against such other parties will be sufficient to protect us against the full amount of the liabilities, or that such other parties will be able to fully satisfy its indemnification obligations. It is also possible that a court could disregard the allocation of assets and liabilities agreed to between Danaher and such other parties and require Danaher to assume responsibility for obligations allocated to such other parties. Each of these risks could negatively affect our business and financial statements.
A significant disruption in, or breach in security of, our information technology systems or data or violation of data privacy laws could adversely affect our business, reputation and financial statements.
We rely on information technology systems, some of which are provided and/or managed by third-parties, to process, transmit and store electronic information (including sensitive data such as confidential business information and personally identifiable data relating to employees, customers, other business partners and patients), and to manage or support a variety of critical business processes and activities (such as receiving and fulfilling orders, billing, collecting and making payments, shipping products, providing services and support to customers and fulfilling contractual obligations). In addition, some of our remote monitoring products and services incorporate software and information technology that house personal data and some products or software we sell to customers connect to our systems for maintenance or other purposes. These systems, products and services (including those we acquire through business acquisitions) may be damaged, disrupted or shut down due to attacks by computer hackers, computer viruses, ransomware, human error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events, and in any such circumstances our system redundancy and other disaster recovery planning may be ineffective or inadequate. Attacks may also target hardware, software and information installed, stored or transmitted in our products after such products have been purchased and incorporated into third-party products, facilities or infrastructure. Security breaches of systems provided or enabled by us, regardless of whether the breach is attributable to a vulnerability in our products or services, or security breaches of third party systems we rely on to process, store or transmit electronic information, could result in the misappropriation, destruction or unauthorized disclosure of confidential information or personal data belonging to us or to our employees, partners, customers, patients or suppliers. Like most multinational corporations, our information technology systems have been subject to computer viruses, malicious codes, unauthorized access and other cyber-attacks and we expect the sophistication and frequency of such attacks to continue to increase. Unauthorized tampering, adulteration or interference with our products may also adversely affect product functionality and result in loss of data, risk to patient safety and product recalls or field actions. Any of the attacks, breaches or other disruptions or damage described above could interrupt our operations or the operations of our customers and partners, delay production and shipments, result in theft of our and our customers’ intellectual property and trade secrets, damage customer, patient, business partner and employee relationships and our reputation or result in defective products or services, legal claims and proceedings, liability and penalties under privacy laws and increased costs for security and remediation, in each case resulting in an adverse effect on our business, reputation and financial statements.
If we are unable to maintain reliable information technology systems and appropriate controls with respect to global data privacy and security requirements and prevent data breaches, we may suffer adverse regulatory consequences, business consequences and litigation. As a global organization, we are subject to data privacy and security laws, regulations, and customer-imposed controls in numerous jurisdictions as a result of having access to and processing confidential, personal and/or sensitive data in the course of our business. Please see “Regulatory Matters - Data Privacy and Security Laws” for additional information. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured patient health information, a complaint about privacy practices or an audit by the HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Failure to comply with the requirements of GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €20 million or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. Several other countries such as China and Russia have passed, and other countries are considering passing, laws that require personal data relating to their citizens to be maintained on local servers and impose additional data transfer restrictions. There is also a new, broad privacy law in California, the CCPA, which came into effect in January 2020. The CCPA has some of the same features as the GDPR, and has already prompted several other states to follow with similar laws. Government enforcement actions can be costly and interrupt the regular operation of our business, and data breaches or violations of data privacy laws can result in fines, reputational damage and civil lawsuits, any of which may adversely affect our business, reputation and financial statements. In addition, compliance with the varying data privacy regulations across the United States and around the world has required significant expenditures and may require additional expenditures, and may require further changes in our products or business models that increase competition or reduce revenue.
Our operations, products and services expose us to the risk of environmental, health and safety liabilities, costs and violations that could adversely affect our business, reputation and financial statements.
Our operations, products and services are subject to environmental laws and regulations, which impose limitations on the discharge of pollutants into the environment, establish standards for the use, generation, treatment, storage and disposal of hazardous and nonhazardous wastes and impose end-of-life disposal and take-back programs. We must also comply with various health and safety regulations in the United States and abroad in connection with our operations. We cannot assure you that our environmental, health and safety compliance program (or the compliance programs of businesses we acquire) have been or will at all times be effective. Failure to comply with any of these laws can result in civil and criminal, monetary and nonmonetary penalties and damage to our reputation. In addition, we cannot provide assurance that our costs of complying with current or future environmental protection and health and safety laws will not exceed our estimates or adversely affect our financial statements.
In addition, we from time to time incur costs related to remedial efforts or alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices. We are also from time to time party to personal injury, property damage or other claims brought by private parties alleging injury or damage due to the presence of or exposure to hazardous substances. We can also become subject to additional remedial, compliance or personal injury costs due to future events such as changes in existing laws or regulations, changes in agency direction or enforcement policies, developments in remediation technologies, changes in the conduct of our operations and changes in accounting rules. For additional information regarding these risks, refer to Note 18 to the Consolidated Financial Statements included in this Annual Report. We cannot assure you that our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our reputation and financial statements or that we will not be subject to additional claims for personal injury or remediation in the future based on our past, present or future business activities. However, based on the information we currently have we do not believe that it is reasonably possible that any amounts we may be required to pay in connection with environmental matters in excess of our reserves as of December 31, 2019 will have a material effect on our financial statements.
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
In addition to the environmental, health, safety, health care, medical device, anticorruption, data privacy and other regulations noted elsewhere in this Annual Report, our businesses are subject to extensive regulation by U.S. and non-U.S. governmental and self-regulatory entities at the supranational, federal, state, local and other jurisdictional levels, including the following:

•
we are required to comply with various import laws and export control and economic sanctions laws, which may affect our transactions with certain customers, business partners and other persons and dealings between our employees and between our subsidiaries. In certain circumstances, export control and economic sanctions regulations may prohibit the export of certain products, services and technologies. In other circumstances, we may be required to obtain an export license before exporting the controlled item. Compliance with the various import laws that apply to our businesses can restrict our access to, and increase the cost of obtaining, certain products and at times can interrupt our supply of imported inventory. In addition, from time to time, certain of our subsidiaries have limited business dealings in countries subject to comprehensive sanctions. These business dealings represent an insignificant amount of our consolidated revenues and income, but expose us to a heightened risk of violating applicable sanctions regulations. We have established policies and procedures designed to assist with our compliance with such laws and regulations. However, there can be no assurance that our policies and procedures have prevented and will prevent violations of these regulations and any violation can adversely affect our reputation, business and financial statements.

•
we also have agreements to sell products and services to government entities and are subject to various statutes and regulations that apply to companies doing business with government entities (less than 5% of our 2019 sales were made to the U.S. federal government). The laws governing government contracts differ from the laws governing private contracts. For example, many government contracts contain pricing and other terms and conditions that are not applicable to private contracts. Our agreements with government entities are in some cases subject to termination, reduction or modification at the convenience of the government or in the event of changes in government requirements, reductions in federal spending and other factors, and we may underestimate our costs of performing under the contract.  In certain cases, a governmental entity may require us to pay back amounts it has paid to us. Government contracts that have been awarded to us following a bid process can become the subject of a bid protest by a losing bidder, which could result in loss of the contract. We are also subject to investigation and audit for compliance with the requirements governing government contracts.

These are not the only regulations that our businesses must comply with. The regulations we are subject to have tended to become more stringent over time and can be inconsistent across jurisdictions. We, our representatives and the industries in which we operate are at times under review and/or investigation by regulatory authorities. Failure to comply (or any alleged or perceived failure to comply) with the regulations referenced above or any other regulations can result in import detentions, fines, damages, civil and administrative penalties, injunctions, suspensions or losses of regulatory approvals, recall or seizure of products, operating restrictions, refusal of the government to approve product export applications or allow us to enter into supply contracts, disbarment from selling to certain governmental agencies or exclusion from government funded healthcare programs, such as Medicare and Medicaid or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, disruption of our business, limitation on our ability to manufacture, import, export and sell products and services, loss of customers, significant legal and investigatory fees, disgorgement, individual imprisonment, reputational harm, contractual damages, diminished profits, curtailment or restricting of business operations, criminal prosecution and other monetary and non-monetary penalties. Compliance with these and other regulations can also affect our returns on investment, require us to incur significant expenses or modify our business model or impair our flexibility in modifying product, marketing, pricing or other strategies for growing our business. Our products and operations are also often subject to the rules of industrial standards bodies such as the International Standards Organization, and failure to comply with these rules can result in withdrawal of certifications needed to sell our products and services and otherwise adversely impact our business and financial statements. For additional information regarding these risks, refer to “Item 1. Business—Regulatory Matters.”
Our restructuring actions can have long-term adverse effects on our business.
In recent years, we have implemented significant restructuring activities across our businesses to adjust our cost structure, and we may engage in similar restructuring activities in the future. These restructuring activities and our regular ongoing cost reduction activities (including in connection with the integration of acquired businesses) reduce our available talent, assets and other resources and can slow improvements in our products and services, adversely affect our ability to respond to customers, limit our ability to increase production quickly if demand for our products increases and trigger adverse public attention. In addition, delays in implementing planned restructuring activities or other productivity improvements, unexpected costs or failure to meet targeted improvements may diminish the operational or financial benefits we expect to realize from such actions. Moreover, we may not succeed in implementing present or future restructuring activities or cost reduction activities. Realizing the anticipated benefits from these initiatives, if any benefits are achieved at all, can take several years, and we may be unable to achieve our targeted cost efficiencies and profit margin improvements. Additionally, we may have insufficient access to capital to fund investments in these strategic initiatives, or our business strategy may change from time to time, which could delay our ability to implement initiatives that we believe are important to our business. Any of the circumstances described above could adversely impact our business and financial statements.

We may be required to recognize impairment charges for our goodwill and other intangible assets.
As of December 31, 2019, the net carrying value of our goodwill and other intangible assets totaled approximately $32.5 billion. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of our assets, changes in the structure of our business, divestitures, market capitalization declines, or increases in associated discount rates can impair our goodwill and other intangible assets. Any charges relating to such impairments adversely affect our results of operations in the periods recognized.
Foreign currency exchange rates can adversely affect our financial statements.
Sales and purchases in currencies other than the U.S. dollar expose us to fluctuations in foreign currencies relative to the U.S. dollar and may adversely affect our financial statements. Increased strength of the U.S. dollar increases the effective price of our products sold in U.S. dollars into other countries, which can from time to time require us to lower our prices or adversely affect sales to the extent we do not increase local currency prices. Decreased strength of the U.S. dollar adversely affects the cost of materials, products and services we purchase overseas. Sales and expenses of our non-U.S. businesses are also translated into U.S. dollars for reporting purposes and the strengthening of the U.S. dollar generally results in unfavorable translation effects. In addition, certain of our businesses invoice customers in a currency other than the business’ functional currency, and movements in the invoiced currency relative to the functional currency can also result in unfavorable translation effects. The Company also faces exchange rate risk from its investments in subsidiaries owned and operated in foreign countries.
Changes in our tax rates or exposure to additional income tax liabilities or assessments can affect our profitability. In addition, audits by tax authorities can result in additional tax payments for prior periods.
We are subject to income taxes in the United States and in numerous non-U.S. jurisdictions.  On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted.  The TCJA significantly revised the U.S. federal corporate income tax law by, among other things, lowering the corporate income tax rate to 21.0%, implementing a quasi-territorial tax system, and imposing a one-time tax on unremitted cumulative non-U.S. earnings of foreign subsidiaries (“Transition Tax”).
Due to the potential for changes to tax laws and regulations or changes to the interpretation thereof (including regulations and interpretations pertaining to the TCJA), the ambiguity of tax laws and regulations, the subjectivity of factual interpretations, the complexity of our intercompany arrangements, uncertainties regarding the geographic mix of earnings in any particular period, and other factors, our estimates of effective tax rate and income tax assets and liabilities can be incorrect and our financial statements could be adversely affected; please refer to MD&A for a discussion of additional factors that may adversely affect our effective tax rate and decrease our profitability in any period.  The impact of these factors referenced in the first sentence of this paragraph may be substantially different from period-to-period.
In addition, the amount of income taxes we pay is subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. tax authorities, such as the audits described in MD&A and the Company’s Consolidated Financial Statements.  If audits result in payments or assessments different from our reserves, our results can include unfavorable adjustments to our tax liabilities and our financial statements can be adversely affected.  In particular, the IRS’ proposed adjustments to certain of the Company’s historical taxable income with respect to the deferral of tax on certain premium income related to the Company’s self-insurance programs, and the Danish tax authority’s assessments purporting to impose withholding tax relating to interest accrued in Denmark on historical borrowings from certain of the Company’s subsidiaries (each as further discussed in MD&A and the Company’s Consolidated Financial Statements), each could take many years to resolve and could ultimately result in a material, adverse impact to the Company’s financial statements, including its cash flows and effective tax rates. Any further significant changes to the tax system in the United States or in other jurisdictions (including changes in the taxation of international income as further described below) could also adversely affect our financial statements.
Changes in tax law relating to multinational corporations could adversely affect our tax position.
The U.S. Congress, government agencies in non-U.S. jurisdictions where we and our affiliates do business, and the Organisation for Economic Co-operation and Development (“OECD”) have recently focused on issues related to the taxation of multinational corporations. One example is in the area of “base erosion and profit shifting,” where profits are claimed to be earned for tax purposes in low-tax jurisdictions, or payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. The OECD has released several components of its comprehensive plan to create an agreed set of international rules to address base erosion and profit shifting. As a result, the tax laws in the United States and other countries in which we do business could change on a prospective or retroactive basis, and any such changes could adversely affect our business and financial statements.

We are subject to a variety of litigation and other legal and regulatory proceedings in the course of our business that can adversely affect our business and financial statements.
We are subject to a variety of litigation and other legal and regulatory proceedings incidental to our business (or the business operations of previously owned entities), including claims or counterclaims for damages arising out of the use of products or services and claims relating to intellectual property matters, employment matters, tax matters, commercial disputes, breach of contract claims, competition and sales and trading practices, environmental matters, personal injury, insurance coverage and acquisition or divestiture-related matters, as well as regulatory subpoenas, requests for information, investigations and enforcement. We also from time to time become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, businesses divested by us or our predecessors. The types of claims made in lawsuits include claims for compensatory damages, punitive and consequential damages (and in some cases, treble damages) and/or injunctive relief. The defense of these lawsuits can divert our management’s attention, we from time to time incur significant expenses in defending these lawsuits, and we can be required to pay damage awards or settlements or become subject to equitable remedies that adversely affect our operations and financial statements. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against such losses. In addition, developments in proceedings in any given period can require us to adjust the loss contingency estimates that we have recorded in our financial statements, record estimates for liabilities or assets previously not susceptible of reasonable estimates or pay cash settlements or judgments. Any of these developments can adversely affect our financial statements in any particular period. We cannot assure you that our liabilities in connection with current and future litigation and other legal and regulatory proceedings will not exceed our estimates or adversely affect our financial statements and business. However, based on our experience, current information and applicable law, we do not believe that it is reasonably possible that any amounts we may be required to pay in connection with litigation and other legal and regulatory proceedings in excess of our reserves as of December 31, 2019 will have a material effect on our financial statements.
From time to time, we become aware through our internal audits and other internal control procedures, employees or other parties of possible compliance matters, such as complaints or concerns relating to accounting, internal controls, financial reporting, auditing or ethical matters or relating to compliance with laws. When we become aware of such possible compliance matters, we investigate internally and take appropriate corrective action. Internal investigations can lead to the assertion of claims or the commencement of legal or regulatory proceedings against us and adversely affect our financial statements.
If we are unable to adequately protect our intellectual property, or if third-parties infringe our intellectual property rights, we may suffer competitive injury or expend significant resources enforcing our rights. These risks are particularly pronounced in countries in which we do business that do not have levels of protection of intellectual property comparable to the United States.
Many of the markets we serve are technology-driven, and as a result intellectual property rights play a significant role in product development and differentiation. We own numerous patents, trademarks, copyrights, trade secrets and other intellectual property and licenses to intellectual property owned by others, which in aggregate are important to our business. The intellectual property rights that we obtain, however, are not always sufficiently broad and do not always provide us a significant competitive advantage, and patents may not be issued for pending or future patent applications owned by or licensed to us. In addition, the steps that we and our licensors have taken to maintain and protect our intellectual property do not always prevent it from being challenged, invalidated, circumvented, designed-around or becoming subject to compulsory licensing. In some circumstances, enforcement is not available to us because an infringer has a dominant intellectual property position or for other business reasons. We also rely on nondisclosure and noncompetition agreements with employees, consultants and other parties to protect, in part, trade secrets and other proprietary rights. There can be no assurance that these agreements adequately protect our trade secrets and other proprietary rights and will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information or that third-parties will not otherwise gain access to our trade secrets or other proprietary rights. Our failure to obtain or maintain intellectual property rights that convey competitive advantage, adequately protect our intellectual property or detect or prevent circumvention or unauthorized use of such property and the cost of enforcing our intellectual property rights can adversely impact our business, including our competitive position, and financial statements.
These risks are particularly pronounced in countries in which we do business that do not have levels of protection of corporate proprietary information, intellectual property, technology and other assets comparable to the United States. The risks we encounter in such countries include the following:

•	Joint ventures that we participate in can include restrictions that could compromise our control over the intellectual property, technology and proprietary information of the joint venture;

•
As we expand our operations globally, increasing amounts of our data, intellectual property and technology is used and stored in countries outside the United States, and regulations in certain countries require data to be stored locally. These factors increase the risk that such data, intellectual property and technology could be stolen or otherwise compromised;

•	Certain of our products have been counterfeited and we may encounter additional and/or increased levels of counterfeiting in the future;

•
Governmental entities may adopt regulations or other requirements that give them rights to certain of our intellectual property, technology and/or proprietary information, such as through compulsory licensing or foreign ownership restrictions or requirements;

•	In certain countries, we do not have the same ability to enforce intellectual property rights as we do in the United States;

•	Governmental regulations relating to state secrecy or other topics limit our ability to transfer data or technology out of certain jurisdictions;

•	Risks, costs and challenges of operating in a particular jurisdiction can result in a decision to relocate or divert operations to a different jurisdiction, potentially at higher cost.
Any of these risks can adversely impact our business, including our competitive position, and financial statements. Refer to “—International economic, political, legal, compliance and business factors could negatively affect our financial statements” for a discussion of additional risks relating to our international operations.
Third-parties from time to time claim that we are infringing or misappropriating their intellectual property rights and we could suffer significant litigation expenses, losses or licensing expenses or be prevented from selling products or services.
From time to time, we receive notices from third parties alleging intellectual property infringement or misappropriation of third parties’ intellectual property and cannot be certain that the conduct of our business does not and will not infringe or misappropriate the intellectual property rights of others. Disputes or litigations regarding intellectual property can be costly and time-consuming to defend due to the complexity of many of our technologies and the uncertainty of intellectual property litigation. Our intellectual property portfolio may not be useful in asserting a counterclaim, or negotiating a license, in response to a claim of infringement or misappropriation. In addition, as a result of such claims of infringement or misappropriation, we could lose our rights to critical technology, be unable to license critical technology or sell critical products and services, be required to pay substantial damages or license fees with respect to the infringed rights, be required to license technology or other intellectual property rights from others, be required to cease marketing, manufacturing or using certain products or be required to redesign, re-engineer or re-brand our products at substantial cost, any of which could adversely impact our business, including our competitive position, and financial statements. Third-party intellectual property rights may also make it more difficult or expensive for us to meet market demand for particular product or design innovations. When we are required to seek licenses under patents or other intellectual property rights of others, we are not always able to acquire these licenses on acceptable terms, if at all. Even if we successfully defend against claims of infringement or misappropriation, we may incur significant costs and diversion of management attention and resources, which could adversely affect our business and financial statements.
The U.S. government has certain rights to use and disclose some of the intellectual property that we license and could exclusively license it to a third-party if we fail to achieve practical application of the intellectual property.
Certain technology licensed by us under agreements with third-party licensors is subject to government rights. Government rights in inventions conceived or reduced to practice under a government-funded program can include a nonexclusive, royalty-free worldwide license to practice or have practiced such inventions for any governmental purpose. In addition, the U.S. government has the right to require us or our licensors (as applicable) to grant licenses which would be exclusive under any of such inventions to a third-party if they determine that: (1) adequate steps have not been taken to commercialize such inventions in a particular field of use; (2) such action is necessary to meet public health or safety needs; or (3) such action is necessary to meet requirements for public use under federal regulations. Further, the government rights include the right to use and disclose, without limitation, technical data relating to licensed technology that was developed in whole or in part at government expense.
Defects and unanticipated use or inadequate disclosure with respect to our products or services, or allegations thereof, can adversely affect our business, reputation and financial statements.
Manufacturing or design defects or “bugs” in, unanticipated use of, safety or quality issues (or the perception of such issues) with respect to, “off label” use of, or inadequate disclosure of risks relating to the use of products and services that we make or sell (including items that we source from third-parties) can lead to personal injury, death, property damage, loss of profits or other liability. These events can lead to recalls or safety alerts, result in the removal of a product or service from the market and result in product liability or similar claims being brought against us. Recalls, removals and product liability and similar claims (regardless of their validity or ultimate outcome) result in significant costs, as well as negative publicity and damage to our reputation that could reduce demand for our products and services. Our business can also be affected by studies of the utilization, safety and efficacy of medical device products and components that are conducted by industry participants, government agencies and others. Any of the above can result in the discontinuation of marketing of such products in one or more countries and give rise to claims for damages from persons who believe they have been injured as a result of product issues, including claims by individuals or groups seeking to represent a class.
The manufacture of many of our products is a highly exacting and complex process, and if we directly or indirectly encounter problems manufacturing products, our reputation, business and financial statements could suffer.
The manufacture of many of our products is a highly exacting and complex process, due in part to strict regulatory requirements. Problems can arise during manufacturing for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials, natural disasters and environmental factors, and if not discovered before the product is released to market can result in recalls and product liability exposure. Because of the time required to approve and license certain regulated manufacturing facilities and other stringent regulations of the FDA and similar agencies regarding the manufacture of certain of our products, an alternative manufacturer is not always available on a timely basis to replace such production capacity. Any of these manufacturing problems could result in significant costs, liability and lost revenue, loss of market share as well as negative publicity and damage to our reputation that could reduce demand for our products.
Adverse changes in our relationships with, or the financial condition, performance, purchasing patterns or inventory levels of, key distributors and other channel partners can adversely affect our financial statements.
Certain of our businesses sell a significant amount of their products to or through key distributors and other channel partners that have valuable relationships with customers and end-users. Some of these distributors and other partners also sell our competitors’ products or compete with us directly, and if they favor competing products for any reason they may fail to market our products effectively. Adverse changes in our relationships with these distributors and other partners, reduction or discontinuation of their purchases from us or adverse developments in their financial condition, performance or purchasing patterns, can adversely affect our business and financial statements. The levels of inventory maintained by our distributors and other channel partners, and changes in those levels, also impacts our results of operations in any given period. In addition, the consolidation of distributors and customers in certain of our served industries can adversely impact our business and financial statements.
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
As discussed in “Item 1. Business—Materials,” our manufacturing and other operations employ a wide variety of components, raw materials and other commodities, including metallic-based components, electronic components, chemicals, plastics and other petroleum-based products. Prices for and availability of these components, raw materials and other commodities have fluctuated significantly in the past. Any sustained interruption in the supply of these items could adversely affect our business. In addition, due to the highly competitive nature of the industries that we serve, the cost-containment efforts of our customers and the terms of certain contracts we are party to, when commodity prices rise we are not always able to pass along cost increases through higher prices. If we are unable to fully recover higher commodity costs through price increases or offset these increases through cost reductions, or if there is a time delay between the increase in costs and our ability to recover or offset these costs, our margins and profitability could decline and our financial statements could be adversely affected.
If we cannot adjust our manufacturing capacity or the purchases required for our manufacturing activities to reflect changes in market conditions and customer demand, our profitability may suffer. In addition, our reliance upon sole or limited sources of supply for certain materials, components and services can cause production interruptions, delays and inefficiencies.
We purchase materials, components and equipment from third-parties for use in our manufacturing operations, including metallic-based components, electronic components, chemicals, plastics and other petroleum-based products. Our profitability could be adversely impacted if we are unable to adjust our purchases to reflect changes in customer demand and market fluctuations, including those caused by seasonality or cyclicality. During a market upturn, suppliers from time to time extend lead times, limit supplies or increase prices. If we cannot purchase sufficient products at competitive prices and quality and on a timely enough basis to meet increasing demand, we may not be able to satisfy market demand, product shipments may be delayed, our costs may increase or we may breach our contractual commitments and incur liabilities. Conversely, in order to secure supplies for the production of products, we sometimes enter into noncancelable purchase commitments with vendors, which can impact our ability to adjust our inventory to reflect declining market demands. If demand for our products is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional charges and our profitability may suffer.
In addition, some of our businesses purchase certain requirements from sole or limited source suppliers for reasons of quality assurance, regulatory requirements, cost effectiveness, availability or uniqueness of design. If these or other suppliers encounter financial, operating or other difficulties or if our relationship with them changes, we might not be able to quickly establish or qualify replacement sources of supply. The supply chains for our businesses can also be disrupted by supplier capacity constraints, bankruptcy or exiting of the business for other reasons, decreased availability of key raw materials or commodities and external events such as natural disasters, pandemic health issues, war, terrorist actions, governmental actions and legislative or regulatory changes. Any of these factors can result in production interruptions, delays, extended lead times and inefficiencies.
Because we cannot always immediately adapt our production capacity and related cost structures to changing market conditions, at times our manufacturing capacity exceeds or falls short of our production requirements. Any or all of these problems can result in the loss of customers, provide an opportunity for competing products to gain market acceptance and otherwise adversely affect our financial statements.
Changes in governmental regulations can reduce demand for our products or services or increase our expenses.
We compete in markets in which we and our customers must comply with supranational, federal, state, local and other jurisdictional regulations, such as regulations governing health and safety, the environment, food and drugs, privacy and electronic communications. We develop, configure and market our products and services to meet customer needs created by these regulations. These regulations are complex, change frequently, have tended to become more stringent over time and may be inconsistent across jurisdictions. Any significant change in any of these regulations (or in the interpretation or application thereof) can reduce demand for, increase our costs of producing or delay the introduction of new or modified products and services, or restrict our existing activities, products and services. For example, a number of our products and services are marketed to the pharmaceutical and related industries for use in discovering and developing drugs and therapies. Changes in the U.S. FDA’s regulation of the drug discovery and development process can have an adverse effect on the demand for these products and services. In addition, in certain of our markets our growth depends in part upon the introduction of new regulations. In these markets, the delay or failure of governmental and other entities to adopt or enforce new regulations, the adoption of new regulations which our products and services are not positioned to address or the repeal of existing regulations, can adversely affect demand. In addition, regulatory deadlines can result in substantially different levels of demand for our products and services from period-to-period.
Work stoppages, union and works council campaigns and other labor disputes could adversely impact our productivity and results of operations.
Certain of our U.S. and non-U.S. employees are subject to collective labor arrangements. We are subject to potential work stoppages, union and works council campaigns and other labor disputes, any of which could adversely impact our financial statements and business, including our productivity and reputation.

International economic, political, legal, compliance and business factors could negatively affect our financial statements.
In 2019, approximately 63% of our sales were derived from customers outside the United States. In addition, many of our manufacturing operations, suppliers and employees are located outside the United States. Since our growth strategy depends in part on our ability to further penetrate markets outside the United States and increase the localization of our products and services, we expect to continue to increase our sales and presence outside the United States, particularly in the high-growth markets. Our international business (and particularly our business in high-growth markets) is subject to risks that are customarily encountered in non-U.S. operations, including:

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
International business risks have in the past and may in the future negatively affect our financial statements, business, growth rate, competitive position, and financial condition.
For example, in 2019 we generated approximately 13% of our sales from China. Accordingly, our business, financial condition and results of operations can be adversely influenced by political, economic and social conditions in China generally. Additionally, China’s government continues to play a significant role in regulating industry development by imposing industrial policies, and it maintains control over China’s economic growth through setting monetary policy and determining treatment of particular industries or companies. Further, considerable uncertainty exists regarding the long-term effects of the expansionary monetary and fiscal policies adopted by the central banks and financial authorities of some of the world’s leading economies, including the United States and China. Uncertainty or adverse changes to economic conditions in China or the policies of China’s government or its laws and regulations can have a material adverse effect on the overall economic growth of China and can impact our business and operating results, reducing demand for our products and adversely affecting our financial statements, business, growth rate and competitive position and financial condition.
In addition, our global operations expose us to risks associated with public health crises and epidemics, such as the novel strain of coronavirus that recently originated in China (COVID-19), which could adversely impact our operations, supply chains and distribution systems and reduce demand for our products and services.  While we believe the coronavirus may have a negative impact on our financial results, the impact is difficult to assess at this time.
Significant developments stemming from the UK’s referendum decision to exit the EU could have an adverse effect on us.
In a referendum on June 23, 2016, voters in the UK voted for the UK to exit the EU. The UK formally withdrew from the EU on January 31, 2020 with a transition period through December 31, 2020. During the transition period, the UK will continue to follow EU law and will negotiate with the EU on the terms of its relationship. As it stands, the terms and the nature of the

UK’s future relationship with the EU post-2020 are still being decided. This referendum and withdrawal has caused and may continue to cause political and economic uncertainty, including significant volatility in global stock markets and currency exchange rate fluctuations. If no agreement is reached by December 31, 2020, the UK’s membership in the EU could terminate under a so-called “hard Brexit”. The effects of Brexit will depend on many factors, including any agreements that the UK makes to retain access to EU markets either during a transitional period or more permanently.  Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. In a “hard Brexit” scenario, there could be increased costs from re-imposition of tariffs on trade between the UK and EU, shipping delays because of the need for customs inspections and procedures, and temporary shortages of certain goods. In addition, trade and investment between the UK, the EU, the United States and other countries will be impacted by the fact that the UK currently operates under the EU’s tax treaties. The UK will need to negotiate its own tax and trade treaties with countries all over the world, which could take years to complete. We have manufacturing facilities in the UK, and, depending on the terms of Brexit, we could become subject to export tariffs and regulatory restrictions that could increase the costs and time related to doing business in Europe. Additionally, Brexit could result in the UK or the EU significantly altering its regulations affecting the clearance or approval of our products that are developed or manufactured in the UK. Any new regulations could add time and expense to the conduct of our business, as well as the process by which our products receive regulatory approval in the UK, the EU and elsewhere. Any of these factors could adversely affect customer demand, our relationships with customers and suppliers and our business and financial statements. As of December 31, 2019, the Company had seven manufacturing facilities in the UK and the Company’s net investment in plant, property and equipment in the UK was $163 million. For the year ended December 31, 2019, less than 5% of our sales were derived from customers located in the UK, however, the impact of Brexit could also impact our sales and operations outside the UK.
If we suffer loss to our facilities, supply chains, distribution systems or information technology systems due to catastrophe or other events, our operations could be seriously harmed.
Our facilities, supply chains, distribution systems and information technology systems are subject to catastrophic loss due to fire, flood, earthquake, hurricane, public health crisis (including epidemics), war, terrorism or other natural or man-made disasters, such as the damage caused to our facilities by Hurricane Maria in Puerto Rico in September 2017. If any of these facilities, supply chains or systems were to experience a catastrophic loss, it could disrupt our operations, delay production and shipments, result in defective products or services, damage customer relationships and our reputation and result in legal exposure and large repair or replacement expenses. The third-party insurance coverage that we maintain will vary from time to time in both type and amount depending on cost, availability and our decisions regarding risk retention, and may be unavailable or insufficient to protect us against such losses.
Our defined benefit pension plans are subject to financial market risks that could adversely affect our financial statements.
The performance of the financial markets and interest rates impact our defined benefit pension plan expenses and funding obligations. Significant changes in market interest rates, decreases in the fair value of plan assets, investment losses on plan assets and changes in discount rates can increase our funding obligations and adversely impact our financial statements. In addition, upward pressure on the cost of providing health care coverage to current employees and retirees can increase our future funding obligations and adversely affect our financial statements.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
As of December 31, 2019, the Company had facilities in over 60 countries, including approximately 212 significant administrative, sales, research and development, manufacturing and distribution facilities. 93 of these facilities are located in the United States in over 20 states and 119 are located outside the United States in over 30 other countries, primarily in Europe and to a lesser extent in Asia, South America, the rest of North America and Australia. These facilities cover approximately 18 million square feet, of which approximately 8 million square feet are owned and approximately 10 million square feet are leased. Particularly outside the United States, facilities often serve more than one business segment and may be used for multiple purposes. In addition to three significant corporate locations, the number of significant facilities by business segment is:

•	Life Sciences, 72;

•	Diagnostics, 80; and

•	Environmental & Applied Solutions, 57.

The Company considers its facilities suitable and adequate for the purposes for which they are used and does not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. The Company believes its properties and equipment have been well-maintained. Refer to Note 5 to the Consolidated Financial Statements included in this Annual Report for additional information with respect to the Company’s lease commitments.

ITEM 3. LEGAL PROCEEDINGS
For information regarding legal proceedings, refer to the section titled “Legal Proceedings” in MD&A.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Set forth below are the names, ages, positions and experience of Danaher’s executive officers as of February 6, 2020. All of Danaher’s executive officers hold office at the pleasure of Danaher’s Board of Directors. Unless otherwise stated, the positions indicated are Danaher positions.

Name	Age	Position	Officer Since
Steven M. Rales	68	Chairman of the Board	1984
Mitchell P. Rales	63	Chairman of the Executive Committee	1984
Thomas P. Joyce, Jr.	59	Chief Executive Officer and President	2002
Matthew R. McGrew	48	Executive Vice President and Chief Financial Officer	2019
Rainer M. Blair	55	Executive Vice President	2014
Daniel L. Comas	56	Executive Vice President	1996
William K. Daniel II	55	Executive Vice President	2006
Joakim Weidemanis	50	Executive Vice President	2017
Brian W. Ellis	53	Senior Vice President – General Counsel and Chief Compliance Officer	2016
William H. King	52	Senior Vice President – Strategic Development	2005
Angela S. Lalor	54	Senior Vice President – Human Resources	2012
Robert S. Lutz	62	Senior Vice President – Chief Accounting Officer	2002
Daniel A. Raskas	53	Senior Vice President – Corporate Development	2004
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
Thomas P. Joyce, Jr. has served on Danaher’s Board of Directors and as Danaher’s President and Chief Executive Officer since September 2014.
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
William H. King has served as Senior Vice President – Strategic Development since May 2014.
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
Robert S. Lutz has served as Senior Vice President – Chief Accounting Officer since February 2010.
Daniel A. Raskas has served as Senior Vice President – Corporate Development since February 2010.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the symbol DHR. As of February 6, 2020, there were approximately 2,431 holders of record of Danaher’s common stock.
Any future payments of dividends on the Company’s common stock will be determined by Danaher’s Board of Directors and will depend on business conditions, Danaher’s earnings and other factors Danaher’s Board deems relevant.
Issuer Purchases of Equity Securities
The Company’s repurchases of its equity securities during the fourth quarter of 2019 are listed below in the following table:

Period	Total Number of Shares Purchased (1)	Average Share Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
September 28, 2019 - October 27, 2019	—	—	—	20,000,000
October 28, 2019 - November 26, 2019	—	—	—	20,000,000
November 27, 2019 - December 31, 2019	22,921,984	(1)	22,921,984	20,000,000
Total	22,921,984	(1)	22,921,984	20,000,000
(1) On December 18, 2019, Danaher completed the disposition of the remaining 80.6% ownership of Envista Holdings Corporation common stock through a split-off exchange offer, which resulted in Danaher’s repurchase of 22.9 million shares of the Company’s common stock in exchange for the remaining shares of Envista held by Danaher. Danaher common shareholders who participated in the exchange offer received in aggregate approximately 127.9 million shares of Envista common stock in exchange for all of the Danaher common shares exchanged.
(2) On July 16, 2013, the Company’s Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Repurchase Program, and the timing and amount of any shares repurchased under the program will be determined by the Company’s management based on its evaluation of market conditions and other factors. The Repurchase Program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plan) and for other corporate purposes. As of December 31, 2019, 20 million shares remained available for repurchase pursuant to the Repurchase Program. The Company expects to fund any future stock repurchases using the Company’s available cash balances or proceeds from the issuance of debt.
Except in connection with the Envista Split-Off in 2019, neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during 2019, 2018 or 2017.
Recent Issuances of Unregistered Securities
During the fourth quarter of 2019, holders of certain of the Company’s Liquid Yield Option Notes due 2021 (“LYONs”) converted such LYONs into an aggregate of 44 thousand shares of Danaher common stock, par value $0.01 per share. In each case, the shares of common stock were issued solely to existing security holders upon conversion of the LYONs pursuant to the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA
($ in millions, except per share information)

	2019		2018		2017		2016		2015
Sales	$17,911.1		$17,048.5		$15,518.8		$14,097.0		$11,697.4
Operating profit	3,269.4		3,055.1		2,572.3		2,300.9		1,771.9
Net earnings from continuing operations	2,432.3		2,406.3		2,172.2	(a)(b)	1,863.5	(c)(d)	1,428.7	(f)
Earnings from discontinued operations, net of income taxes	575.9	(n)	244.6		319.9		690.2		1,928.7	(e)
Net earnings	3,008.2		2,650.9		2,492.1	(a)(b)	2,553.7	(c)(d)	3,357.4	(e)(f)
Mandatory convertible preferred stock (“MCPS”) dividends	(68.4)		—		—		—		—
Net earnings attributable to common stockholders	$2,939.8		$2,650.9		$2,492.1	(a)(b)	$2,553.7	(c)(d)	$3,357.4	(e)(f)
Net earnings per common share from continuing operations (m):
Basic	$3.31		$3.43		$3.12	(a)(b)	$2.70	(c)(d)	$2.05	(f)
Diluted	$3.26		$3.39		$3.08	(a)(b)	$2.67	(c)(d)	$2.02	(f)
Net earnings per common share from discontinued operations:
Basic	$0.81	(n)	$0.35		$0.46		$1.00		$2.76	(e)
Diluted	$0.79	(n)	$0.34		$0.45		$0.99		$2.72	(e)
Net earnings per common share:
Basic	$4.11	*	$3.78		$3.58	(a)(b)	$3.69	(c)(d) *	$4.81	(e)(f)
Diluted	$4.05		$3.74	*	$3.53	(a)(b)	$3.65	(c)(d) *	$4.74	(e)(f)
Dividends declared per common share	$0.68	(g)	$0.64	(h)	$0.56	(i)	$0.57	(j)	$0.54	(k)
Dividends declared per share of MCPS	$41.43	(l)	$—		$—		$—		$—
Total assets	$62,081.6		$47,832.5		$46,648.6		$45,295.3		$48,222.2
Total debt	$21,729.1		$9,740.3		$10,522.1		$12,269.0		$12,870.4

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

(e)	Includes $767 million after-tax gain ($1.08 per diluted share) on disposition of the Company’s communications business.

(f)	Includes $12 million ($8 million after-tax or $0.01 per diluted share) gain on sale of certain marketable equity securities.
(g) The Company increased its quarterly dividend rate in 2019 to $0.17 per share.

(h)	The Company increased its quarterly dividend rate in 2018 to $0.16 per share.

(i)	The Company increased its quarterly dividend rate in 2017 to $0.14 per share.

(j)
The Company increased its quarterly dividend rate in the first quarter of 2016 to $0.16 per share and subsequently reduced its quarterly dividend rate to $0.125 per share in the third quarter of 2016 as a result of the Fortive Disposition.

(k) The Company increased its quarterly dividend rate in 2015 to $0.135 per share.
(l) The company declared dividends of $17.681 per MCPS in the second quarter of 2019 and $11.875 per MCPS in both the third and fourth quarters of 2019.
(m) Refer to Note 20 to the Consolidated Financial Statements included in this Annual Report for additional information on the calculation of net earnings per share from continuing operations.

(n)	Includes $451 million after-tax gain ($0.62 per diluted share) on disposition of Envista Holdings Corporation common stock.

*	Net earnings per share amount does not add due to rounding.

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
This discussion and analysis should be read along with Danaher’s audited financial statements and related Notes thereto as of December 31, 2019 and 2018 and for each of the three years in the period ended December 31, 2019 included in this Annual Report.
Unless otherwise indicated, all financial results in this report refer to continuing operations.
OVERVIEW
General
Refer to “Item 1. Business—General” for a discussion of Danaher’s strategic objectives and methodologies for delivering long-term shareholder value. Danaher is a multinational business with global operations. During 2019, approximately 63% of Danaher’s sales were derived from customers outside the United States. As a diversified, global business, Danaher’s operations are affected by worldwide, regional and industry-specific economic and political factors. Danaher’s geographic and industry diversity, as well as the range of its products, software and services, help limit the impact of any one industry or the economy of any single country on its consolidated operating results. The Company’s individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.
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
Business Performance
Consolidated sales for the year ended December 31, 2019 increased 5.0% as compared to 2018. While differences exist among the Company’s businesses, on an overall basis, demand for the Company’s products and services increased on a year-over-year basis in 2019 as compared to 2018. This demand, together with the Company’s continued investments in sales growth initiatives and the other business-specific factors discussed below, contributed to year-over-year core sales growth of 6.0% (for the definition of “core sales,” refer to “—Results of Operations” below). Geographically, both high-growth and developed markets contributed to year-over-year core sales growth during 2019. Core sales in high-growth markets grew at a high-single digit rate in 2019 as compared to 2018 led by strength in China. High-growth markets represented approximately 32% of the Company’s total sales in 2019. Core sales in developed markets grew at a mid-single digit rate in 2019 as compared to 2018 and were driven by North America and Western Europe.
The Company’s net earnings from continuing operations for the year ended December 31, 2019 totaled approximately $2.4 billion, or $3.26 per diluted share, compared to approximately $2.4 billion, or $3.39 per diluted share for the year ended

December 31, 2018. Net earnings attributable to common stockholders for the year ended December 31, 2019 totaled approximately $2.9 billion or $4.05 per diluted share compared to approximately $2.7 billion or $3.74 per diluted share for the year ended December 31, 2018. The gain on the disposition of Envista, partially offset by the tax-related charges discussed below in “—Results of Operations—Income Taxes” are the primary reasons for the year-over-year increase in net earnings attributable to common stockholders and diluted earnings per share for the year ended December 31, 2019; refer to “—Results of Operations” for further discussion of year-over-year changes in net earnings and diluted earnings per share for the year ended December 31, 2019. Refer to “Results of Operations—Discontinued Operations” for further discussion of the disposition of Envista.
Acquisitions and Dispositions
On February 25, 2019, the Company entered into the GE Biopharma Purchase Agreement with GE to acquire the GE Biopharma Business for a cash purchase price of approximately $21.0 billion, subject to certain adjustments, and the assumption of approximately $0.4 billion of pension liabilities. The GE Biopharma Business, to be known as Cytiva following the closing of the acquisition, is a leading provider of instruments, consumables and software that support the research, discovery, process development and manufacturing workflows of biopharmaceutical drugs. Based on preliminary unaudited financial information provided by GE, the GE Biopharma Business generated revenues of approximately $3.3 billion in 2019. Though the timing of obtaining the final regulatory approvals necessary to close the GE Biopharma Acquisition is uncertain, the Company continues to make progress with respect thereto and expects to close the transaction in the first quarter of 2020. The acquisition is expected to provide additional sales and earnings growth opportunities for the Company’s Life Sciences segment by expanding the business’ geographic and product line diversity, including new product and service offerings that complement the Company’s current biologics workflow solutions. As a condition to obtaining certain regulatory approvals for the closing of the transaction, the Company expects it will be required to divest certain of its existing product lines that in the aggregate generated revenues of approximately $170 million in 2019.
The Company plans to finance the GE Biopharma Acquisition with approximately $3.0 billion of proceeds from the March 1, 2019 underwritten public offerings of its Common Stock and MCPS, approximately $10.8 billion of proceeds from the issuance of euro-denominated and U.S. dollar-denominated long-term debt in the second half of 2019, and approximately $7.2 billion from the aggregate of cash on hand and proceeds from commercial paper borrowings. Refer to Note 11 in the Consolidated Financial Statements for additional information related to the issuance of debt and to Note 19 for additional information related to the March 1, 2019 public offerings.
During 2019, the Company acquired five businesses for total consideration of $331 million in cash, net of cash acquired. The businesses acquired complement existing units of each of the Company’s three segments. The aggregate annual sales of these five businesses at the time of their respective acquisitions, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were $72 million. In addition, in 2019 the Company invested $241 million in non-marketable equity securities and a partnership.
For a discussion of the Company’s 2018 and 2017 acquisition and disposition activity, refer to “Liquidity and Capital Resources—Investing Activities”.
Envista Disposition
On September 20, 2019, Envista completed an underwritten IPO of 30.8 million shares of its common stock, (the “IPO”), which represented 19.4% of Envista’s outstanding shares at the time of the offering, at a public offering price of $22.00 per share. Envista realized net proceeds of $643 million from the IPO, after deducting underwriting discounts and deal expenses.
In connection with the completion of the IPO, through a series of equity and other transactions, the Company transferred its dental businesses to Envista (the “Separation”). In exchange, Envista transferred consideration of approximately $2.0 billion to the Company, which consisted primarily of the net proceeds from the IPO and approximately $1.3 billion of proceeds from Envista’s term debt financing. The excess of the net proceeds from the IPO over the net book value of the business transferred to Envista was $60 million and was recorded in additional paid-in capital.
On December 18, 2019, Danaher completed the disposition of its remaining 80.6% ownership of Envista common stock through a split-off exchange offer, which resulted in Danaher’s repurchase of 22.9 million shares of Danaher common stock in exchange for the remaining shares of Envista common stock held by Danaher (the “Split-Off”). The IPO, Separation and Split-Off are collectively referred to as the “Envista Disposition”. As a result, the Company recognized a gain on the disposition of $451 million in the fourth quarter of 2019 equal to the difference between the fair value of the Danaher common stock tendered in the exchange offer and the carrying value of Envista common stock. The accounting requirements for reporting Envista as a discontinued operation were met when the Split-Off was completed. Accordingly, the Consolidated Financial Statements for all periods presented reflect this business as a discontinued operation. For each period presented, the Company allocated a portion of the consolidated interest expense to discontinued operations based on the ratio of the discontinued business’ net assets to the

Company’s consolidated net assets. Envista had revenues of approximately $2.6 billion in 2019 prior to the Envista Disposition and approximately $2.8 billion in 2018.
To effect the Envista Disposition, the Company incurred $69 million in costs during the year ended December 31, 2019 which are reflected in earnings from discontinued operations, net of income taxes in the accompanying Consolidated Statements of Earnings. These costs primarily relate to professional fees associated with preparation of regulatory filings and activities within finance, tax, legal and information technology functions as well as certain investment banking fees and tax costs.
Refer to Note 4 to the Consolidated Financial Statements for further discussion.
UK’s referendum decision to exit the EU
In a referendum on June 23, 2016, voters approved for the UK to exit the EU. The UK formally withdrew from the EU on January 31, 2020 with a transition period through December 31, 2020. During the transition period, the UK will continue to follow EU law and will negotiate with the EU on the terms of its relationship post-2020. Failure to complete negotiations by the implementation deadline of December 31, 2020 relating to Brexit could result in the UK reverting to undesirable and adverse trade agreements with the EU. The nature of the UK’s future relationship with the EU is still uncertain. The Company continues to monitor the status of Brexit and plan for potential impacts. As of December 31, 2019, the Company had seven manufacturing facilities in the UK and the Company’s net investment in plant, property and equipment in the UK was $163 million. For the year ended December 31, 2019, less than 5% of the Company’s sales were derived from customers located in the UK, however, the impact of Brexit could also impact the Company’s sales and operations outside the UK. To mitigate the potential impact of Brexit on the import of goods to the UK, the Company has increased its level of inventory within the UK. The ultimate impact of Brexit on the Company’s financial results is uncertain. For additional information, refer to the “Item 1A—Risk Factors” section of this Annual Report.
Coronavirus
For information on the potential impact of the coronavirus to the Company’s operations, refer to the “Item 1A—Risk Factors” section of this Annual Report.

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

Core Revenue

	2019 vs. 2018	2018 vs. 2017
Total sales growth (GAAP)	5.0%	10.0%
Impact of:
Acquisitions and other	(1.0)%	(2.0)%
Currency exchange rates	2.0%	(1.0)%
Core revenue growth (non-GAAP)	6.0%	7.0%
Core sales grew on a year-over-year basis in both 2019 and 2018. Sales from acquired businesses increased on a year-over-year basis in both 2019 and 2018, primarily due to the acquisition of IDT in the second quarter of 2018. The impact of currency translation reduced reported sales on a year-over-year basis in 2019 as the U.S. dollar was, on average, stronger against other major currencies. Currency translation increased reported sales on a year-over-year basis in 2018, primarily due to the U.S. dollar weakening against other major currencies in the first half of 2018, partially offset by the U.S. dollar strengthening in the second half of 2018.
Operating profit margins were 18.3% for the year ended December 31, 2019 as compared to 17.9% in 2018. The following factors impacted year-over-year operating profit margin comparisons.
2019 vs. 2018 operating profit margin comparisons were favorably impacted by:

•
Higher 2019 core sales volumes and incremental year-over-year cost savings associated with the continued productivity improvement initiatives taken in 2019 and 2018, net of incremental year-over-year costs associated with various new product development and sales, service and marketing growth investments and the impact of foreign exchange rates - 100 basis points

•	Acquisition-related transaction costs and fair value adjustments to inventory related to the acquisition of IDT in the second quarter of 2018 - 10 basis points
2019 vs. 2018 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2019 of acquired businesses - 15 basis points

•	Transaction costs and integration preparation costs related to the anticipated acquisition of the GE Biopharma Business - 50 basis points

•	Second quarter 2018 gain on resolution of acquisition-related matters - 5 basis points
Operating profit margins were 17.9% for the year ended December 31, 2018 as compared to 16.6% in 2017. The following factors impacted year-over-year operating profit margin comparisons.
2018 vs. 2017 operating profit margin comparisons were favorably impacted by:

•
Higher 2018 core sales volumes and incremental year-over-year cost savings associated with the continued productivity improvement initiatives taken in 2018 and 2017, net of incremental year-over-year costs associated with various product development, sales and marketing growth investments and the impact of foreign exchange rates - 120 basis points

•	Restructuring, impairment and other related charges related to discontinuing a product line in the second quarter of 2017 related to the Diagnostic segment - 45 basis points
2018 vs. 2017 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2018 of acquired businesses - 25 basis points

•	Acquisition-related transaction costs and fair value adjustments to inventory related to the acquisition of IDT in the second quarter of 2018 - 10 basis points

Business Segments
Sales by business segment for the years ended December 31 are as follows ($ in millions):

	2019	2018	2017
Life Sciences	$6,951.1	$6,471.4	$5,710.1
Diagnostics	6,561.5	6,257.6	5,839.9
Environmental & Applied Solutions	4,398.5	4,319.5	3,968.8
Total	$17,911.1	$17,048.5	$15,518.8

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
Life Sciences Selected Financial Data

	Year Ended December 31
($ in millions)	2019	2018	2017
Sales	$6,951.1	$6,471.4	$5,710.1
Operating profit	1,401.4	1,229.3	1,004.3
Depreciation	130.5	127.4	119.0
Amortization	356.6	343.8	308.9
Operating profit as a % of sales	20.2%	19.0%	17.6%
Depreciation as a % of sales	1.9%	2.0%	2.1%
Amortization as a % of sales	5.1%	5.3%	5.4%
Core Revenue

	2019 vs. 2018	2018 vs. 2017
Total sales growth (GAAP)	7.5%	13.5%
Impact of:
Acquisitions and other	(2.5)%	(5.0)%
Currency exchange rates	2.0%	(1.0)%
Core revenue growth (non-GAAP)	7.0%	7.5%
2019 Compared to 2018
Price increases in the segment contributed 1.0% to revenue growth on a year-over-year basis during 2019 as compared with 2018 and are reflected as a component of the change in core revenue growth.
Core sales for filtration, separation and purification technologies increased across most major geographies on a year-over-year basis led by growth in the biopharmaceuticals, aerospace and fluid technology and asset protection end-markets, partially offset by softness in the microelectronics end-market. Core sales of microscopy products grew on a year-over-year basis across most major product lines led by North America and the high-growth markets, particularly China. Year-over-year core sales for flow cytometry and particle counting products grew in 2019 across all major geographies and end-markets. Core sales of the business’ broad range of mass spectrometers increased on a year-over-year basis led by strong core sales growth in the high-growth markets, particularly China and the rest of Asia, partially offset by lower demand in North America. This growth was led by demand in the pharmaceutical and academic end-markets and for service offerings, partially offset by lower core sales in the clinical end-market.
Sales growth from acquisitions was primarily due to the acquisition of IDT in April 2018. IDT provides additional sales and earnings growth opportunities for the segment by expanding the segment’s product line diversity, including new product and service offerings in the area of genomics consumables. During 2019, IDT’s revenues grew on a year-over-year basis across all major product lines and geographies, primarily driven by North America.
Operating profit margins increased 120 basis points during 2019 as compared to 2018. The following factors impacted year-over-year operating profit margin comparisons.
2019 vs. 2018 operating profit margin comparisons were favorably impacted by:

•
Higher 2019 core sales volumes and incremental year-over-year cost savings associated with the continued productivity improvement initiatives taken in 2019 and 2018, net of incremental year-over-year costs associated with various new product development and sales and marketing growth investments and the impact of foreign exchange rates - 145 basis points

•	Acquisition-related transaction costs and fair value adjustments to inventory related to the acquisition of IDT in the second quarter of 2018 - 25 basis points
2019 vs. 2018 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2019 of acquired businesses - 35 basis points

•	Second quarter 2018 gain on resolution of acquisition-related matters - 15 basis points

2018 Compared to 2017
Price increases in the segment contributed 0.5% to revenue growth on a year-over-year basis during 2018 as compared with 2017 and are reflected as a component of the change in core revenue growth.
Core sales of the business’ broad range of mass spectrometers grew on a year-over-year basis led by strong sales growth in high-growth markets, particularly China and the rest of Asia, and in North America. This growth was led by demand in the clinical, applied and pharmaceutical end-markets and by demand for service offerings. Core sales of microscopy products grew on a year-over-year basis with growth in demand across most major end-markets partially driven by recent new product releases. Geographically, demand for microscopy products increased in North America and high-growth markets, particularly China. Year-over-year core sales for the business’ flow cytometry and particle counting products grew in 2018 across most major end-markets, led by increases in sales in North America, China and Western Europe. New product launches in 2018 also contributed to the increased demand in these markets. Core sales for filtration, separation and purification technologies grew on a year-over-year basis led by growth in biopharmaceuticals, microelectronics and fluid technology and asset protection end-markets. Geographically, core sales in filtration, separation and purification technologies were led by growth in Western Europe, North America and high-growth markets.
Sales growth from acquisitions was primarily due to the acquisition of IDT in April 2018. During 2018, IDT’s revenues grew on a year-over-year basis across all major geographies and product lines.
Operating profit margins increased 140 basis points during 2018 as compared to 2017. The following factors impacted year-over-year operating profit margin comparisons.
2018 vs. 2017 operating profit margin comparisons were favorably impacted by:

•
Higher 2018 sales volumes from existing businesses and incremental year-over-year cost savings associated with the continued productivity improvement initiatives taken in 2018 and 2017, net of incremental year-over-year costs associated with various new product development, sales and marketing growth investments - 180 basis points

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
Diagnostics Selected Financial Data

	Year Ended December 31
($ in millions)	2019	2018	2017
Sales	$6,561.5	$6,257.6	$5,839.9
Operating profit	1,134.1	1,073.8	871.6
Depreciation	376.0	379.2	368.1
Amortization	206.5	209.8	213.4
Operating profit as a % of sales	17.3%	17.2%	14.9%
Depreciation as a % of sales	5.7%	6.1%	6.3%
Amortization as a % of sales	3.1%	3.4%	3.7%
Core Revenue

	2019 vs. 2018	2018 vs. 2017
Total sales growth (GAAP)	5.0%	7.0%
Impact of:
Currency exchange rates	2.0%	(0.5)%
Core revenue growth (non-GAAP)	7.0%	6.5%
2019 Compared to 2018
Price increases in the segment did not have a significant impact on sales growth on a year-over-year basis during 2019 as compared with 2018.
Geographically, core sales in the clinical lab business increased on a year-over-year basis due to continued demand in high-growth markets, led by China, and in North America, partially offset by modest declines in Western Europe. The increased demand in the clinical lab business was mainly driven by the immunoassay, chemistry and automation product lines. Core sales in the molecular diagnostics business increased on a year-over-year basis in most major product lines and across all major geographies. Year-over-year core sales growth in the acute care diagnostic business was driven by continued strong sales of blood gas and immunoassay product lines, primarily in China, Western Europe, Japan and North America. Increased demand for advanced staining and core histology product lines drove the majority of the year-over-year core sales growth in the pathology diagnostics business. Geographically, core revenue growth in the pathology diagnostics business was led by North America, Western Europe and China.
Operating profit margins increased 10 basis points during 2019 as compared to 2018, due to higher 2019 core sales volumes and incremental year-over-year cost savings associated with the continued productivity improvement initiatives taken in 2019 and 2018, net of incremental year-over-year costs associated with various new product development and sales, service and marketing growth investments and the impact of foreign exchange rates.
Depreciation and amortization as a percentage of sales decreased during 2019 as compared with 2018 largely due to the impact of increased sales in 2019.

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
2018 vs. 2017 operating profit margin comparisons were favorably impacted by:

•
Higher 2018 sales volumes from existing businesses and incremental year-over-year cost savings associated with the continued productivity improvement initiatives taken in 2018 and 2017, net of incremental year-over-year costs associated with various new product development, sales and marketing growth investments and the effect of year-over-year changes in foreign exchange rates - 125 basis points

•	Restructuring, impairment and other related charges related to discontinuing a product line in 2017 - 130 basis points
2018 vs. 2017 operating profit margin comparisons were unfavorably impacted by:

•	2017 gain on resolution of acquisition-related matters - 25 basis points

ENVIRONMENTAL & APPLIED SOLUTIONS
The Company’s Environmental & Applied Solutions segment offers products and services that help protect important resources and keep global food and water supplies safe. The Company’s water quality business provides instrumentation, consumables, software, services and disinfection systems to help analyze, treat and manage the quality of ultra-pure, potable, industrial, waste, ground, source and ocean water in residential, commercial, municipal, industrial and natural resource applications. The Company’s product identification business provides equipment, software, services and consumables for various color and appearance management, packaging design and quality management, packaging converting, printing, marking, coding and traceability applications for consumer, pharmaceutical and industrial products.
Environmental & Applied Solutions Selected Financial Data

	Year Ended December 31
($ in millions)	2019	2018	2017
Sales	$4,398.5	$4,319.5	$3,968.8
Operating profit	1,051.6	988.0	914.6
Depreciation	48.6	47.0	43.4
Amortization	62.0	62.0	56.5
Operating profit as a % of sales	23.9%	22.9%	23.0%
Depreciation as a % of sales	1.1%	1.1%	1.1%
Amortization as a % of sales	1.4%	1.4%	1.4%
Core Revenue

	2019 vs. 2018	2018 vs. 2017
Total sales growth (GAAP)	2.0%	9.0%
Impact of:
Acquisitions and other	(0.5)%	(2.0)%
Currency exchange rates	2.0%	(1.0)%
Core revenue growth (non-GAAP)	3.5%	6.0%

2019 Compared to 2018
Price increases in the segment contributed 1.5% to sales growth on a year-over-year basis during 2019 as compared with 2018 and are reflected as a component of the change in core revenue growth.
Core sales in the segment’s water quality businesses grew at a mid-single digit rate during 2019 as compared with 2018. Year-over-year core sales in the analytical instrumentation product line increased, driven by demand in North America, Western Europe, and high-growth markets, partially offset by lower core sales in China primarily as a result of strong regulatory driven demand in the prior year. Year-over-year core revenue growth in the business’ chemical treatment solutions product line was driven by demand in the oil and gas, primary metals, food and beverage, and commercial and industrial end-markets. Geographically, year-over-year core revenue growth in the chemical treatment solutions product line was driven by North America and Latin America. Core sales in the business’ ultraviolet water disinfection product line increased across all major end-markets on a year-over-year basis, driven by the completion of several municipal projects. Geographically, year-over year core revenue growth for ultraviolet water disinfection products was led by North America and China.
Core sales in the segment’s product identification businesses grew at a low-single digit rate during 2019 as compared with 2018. Year-over-year core revenue growth for marking and coding equipment and related consumables was driven by demand in North America, Western Europe and high-growth markets. Core sales for the business’ packaging and color solutions increased year-over-year, driven by increased demand in North America, Western Europe and high-growth markets.
Operating profit margins increased 100 basis points during 2019 as compared to 2018. The following factors impacted year-over-year operating profit margin comparisons:
2019 vs. 2018 operating profit margin comparisons were favorably impacted by:

•
Higher 2019 core sales volumes, incremental year-over-year cost savings associated with the continued productivity improvement initiatives taken in 2019 and 2018 and the impact of foreign exchange rates, net of incremental year-over-year costs associated with various new product development and sales, service and marketing growth investments - 115 basis points

2019 vs. 2018 operating profit margin comparisons were unfavorably impacted by:

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
Operating profit margins declined 10 basis points during 2018 as compared to 2017. The following factors impacted year-over-year operating profit margin comparisons:

2018 vs. 2017 operating profit margin comparisons were favorably impacted by:

•
Higher 2018 sales volumes, incremental year-over-year cost savings associated with the continued productivity improvement initiatives taken in 2018 and 2017, and improved pricing, net of incremental year-over-year costs associated with various new product development and sales and marketing growth investments - 35 basis points

2018 vs. 2017 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2018 of acquired businesses - 45 basis points

COST OF SALES AND GROSS PROFIT

	Year Ended December 31
($ in millions)	2019	2018	2017
Sales	$17,911.1	$17,048.5	$15,518.8
Cost of sales	(7,927.4)	(7,543.2)	(6,947.5)
Gross profit	$9,983.7	$9,505.3	$8,571.3
Gross profit margin	55.7%	55.8%	55.2%
The year-over-year increase in cost of sales during 2019 as compared with 2018 was due primarily to the impact of higher year-over-year sales volumes, including sales from recently acquired businesses, product mix, and higher freight and tariff costs, partially offset by increased leverage of certain manufacturing costs and incremental year-over-year cost savings associated with the continued productivity improvement initiatives taken in 2019 and 2018.
The year-over-year increase in cost of sales during 2018 as compared with 2017, was due primarily to the impact of higher year-over-year sales volumes, including sales from recently acquired businesses, partially offset by incremental year-over-year cost savings associated with the continued productivity improvement initiatives taken in 2018 and 2017 and charges associated with the Company’s strategic decision to discontinue a product line in its Diagnostics segment in 2017. Cost of goods sold also increased in 2018 as a result of higher tariffs.
The slight year-over-year decrease in gross profit margins during 2019 as compared with 2018 was due primarily to the impact of product mix and higher freight and tariff costs, partially offset by the impact of higher year-over-year sales volumes, including sales from recently acquired businesses, increased leverage of certain manufacturing costs and incremental year-over-year cost savings associated with the continued productivity improvement initiatives taken in 2019 and 2018.
The year-over-year increase in gross profit margins during 2018 as compared with 2017 was due primarily to the favorable impact of higher year-over-year sales volumes, including sales from recently acquired businesses, increased leverage of certain manufacturing costs and incremental year-over-year cost savings associated with the continued productivity improvement initiatives taken in 2018 and 2017. Gross margin improvements were partially offset by the impact of foreign exchange rates in 2018.

OPERATING EXPENSES

	Year Ended December 31
($ in millions)	2019	2018	2017
Sales	$17,911.1	$17,048.5	$15,518.8
Selling, general and administrative (“SG&A”) expenses	(5,588.3)	(5,391.0)	(5,042.6)
Research and development (“R&D”) expenses	(1,126.0)	(1,059.2)	(956.4)
SG&A as a % of sales	31.2%	31.6%	32.5%
R&D as a % of sales	6.3%	6.2%	6.2%
SG&A expenses as a percentage of sales declined 40 basis points on a year-over-year basis for 2019 compared with 2018. The decline was driven by increased leverage of the Company’s general and administrative cost base resulting from higher 2019 sales volumes and continuing productivity improvements taken in 2019 and 2018, partially offset by continued investments in sales and marketing growth initiatives and transaction costs and integration preparation costs associated with the anticipated GE Biopharma Acquisition, which increased SG&A as a percentage of sales by approximately 50 basis points during 2019.

SG&A expenses as a percentage of sales declined 90 basis points on a year-over-year basis for 2018 compared with 2017. The decline was driven by increased leverage of the Company’s general and administrative cost base resulting from higher 2018 sales volumes, continuing productivity improvements taken in 2018 and 2017, and the impact of the restructuring, impairment and other related charges incurred in 2017 associated with the Company’s strategic decision to discontinue a product line in its Diagnostics segment. The decline in SG&A expenses as a percentage of sales was partially offset by higher relative spending levels at recently acquired companies and continued investments in sales and marketing growth initiatives.
R&D expenses (consisting principally of internal and contract engineering personnel costs) as a percentage of sales increased slightly in 2019 as compared with 2018, as year-over-year increases in the Company’s investments in new product development initiatives approximated the year-over-year increase in sales. R&D expenses as a percentage of sales were flat in 2018 as compared to 2017.

NONOPERATING INCOME (EXPENSE)
As described in Note 1 and Note 13 to the Consolidated Financial Statements, in the first quarter of 2018, the Company adopted Accounting Standards Update (“ASU”) ASU No. 2017-07, Compensation— Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU requires the Company to disaggregate the service cost component from the other components of net periodic benefit costs and requires the Company to present the other components of net periodic benefit cost in other income, net. The ASU required application on a retrospective basis. The other components of net periodic benefit costs included in other income, net for the years ended December 31, 2019, 2018 and 2017 were net gains of $12 million, $35 million and $31 million, respectively. The Company’s net periodic pension cost for the year-ended December 31, 2019 includes a settlement loss of $7 million pre-tax ($6 million after-tax, or $0.01 per diluted share) as a result of the transfer of a portion of its non-U.S. pension liabilities related to one defined benefit plan to a third party.
During 2017, the Company received $138 million of cash proceeds and recorded $22 million in short-term other receivables from the sale of certain marketable equity securities during 2017. The Company recorded a pretax gain related to this sale of $73 million ($46 million after-tax or $0.06 per diluted share).

LOSS ON EARLY EXTINGUISHMENT OF BORROWINGS
In the fourth quarter of 2019, the Company redeemed the $500 million aggregate principal amount of 2.4% senior unsecured notes due 2020 and the $375 million aggregate principal amount of 5.0% senior unsecured notes due 2020. The Company recorded a loss on extinguishment of these borrowings, net of certain deferred gains, of $7 million ($5 million after-tax or $0.01 per diluted share). The Company funded the redemption using a portion of the cash distribution it received in connection with the Envista Disposition.

INTEREST COSTS
Interest expense of $109 million for 2019 was $28 million lower than in 2018, due primarily to the impact of the Company’s cross-currency swap derivative contracts and the repayment of certain outstanding borrowings in 2019, partially offset by interest expense from 2019 debt issuances. For a further description of the Company’s debt as of December 31, 2019 refer to Note 11 to the Consolidated Financial Statements. Interest expense of $137 million in 2018 was $3 million lower than the 2017 interest expense of $140 million due primarily to the decrease in interest costs as a result of the repayment of certain outstanding borrowings in the third quarter of 2018 and the second and fourth quarters of 2017, lower average outstanding U.S. commercial paper borrowings during 2018 compared to 2017, and the impact of foreign exchange rates in 2018 as compared to 2017, partially offset by the cost of additional non-U.S. debt issued during 2017.
In January 2019, the Company entered into approximately $1.9 billion of cross-currency swap derivative contracts on its U.S. dollar-denominated bonds to effectively convert the Company’s U.S. dollar-denominated bonds to obligations denominated in Danish kroner, Japanese yen, euro and Swiss franc and reduce the interest rate from the stated interest rates on the U.S. dollar-denominated debt to the interest rates of the swaps. As of December 31, 2019, approximately $1.0 billion of the cross-currency swap derivative contracts remained outstanding.

The Company used interest rate swap agreements to hedge the variability in cash flows due to changes in benchmark interest rates related to a portion of the U.S. debt the Company issued to fund the GE Biopharma Acquisition. The interest rate swap agreements are agreements in which the Company agrees to pay a fixed interest rate based on the rate specified in the agreement in exchange for receiving a floating interest rate from a third-party bank based upon a specified benchmark interest rate. In June 2019, the Company entered into interest rate swap agreements with a notional amount of $850 million. These contracts, which were settled in November 2019, effectively fixed the interest rate for a portion of the Company’s U.S. dollar-denominated debt issued in November 2019 equal to the notional amount of the swaps to the rate specified in the interest rate swap agreements. The changes in the fair value of these instruments resulting from the changes in interest rates were recorded as a loss of $38 million in accumulated other comprehensive income (loss) in stockholders’ equity prior to the issuance of the debt and are subsequently being reclassified to interest expense over the life of the related debt.

INCOME TAXES
General
Income tax expense and deferred tax assets and liabilities reflect management’s assessment of future taxes expected to be paid on items reflected in the Company’s Consolidated Financial Statements. The Company records the tax effect of discrete items and items that are reported net of their tax effects in the period in which they occur.
The Company’s effective tax rate can be affected by changes in the mix of earnings in countries with different statutory tax rates (including as a result of business acquisitions and dispositions), changes in the valuation of deferred tax assets and liabilities, accruals related to contingent tax liabilities and period-to-period changes in such accruals, the results of audits and examinations of previously filed tax returns (as further discussed below), the expiration of statutes of limitations, the implementation of tax planning strategies, tax rulings, court decisions, settlements with tax authorities and changes in tax laws and regulations, such as the TCJA and legislative policy changes that may result from the OECD’s initiative on Base Erosion and Profit Shifting. For a description of the tax treatment of earnings that are planned to be reinvested indefinitely outside the United States, refer to “—Liquidity and Capital Resources—Cash and Cash Requirements” below.
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
On December 22, 2017, the TCJA was enacted, substantially changing the U.S. tax system. Under the SEC Staff Accounting Bulletin No. 118 (“SAB No. 118”) guidance, for the year ended December 31, 2017, the Company recorded provisional amounts in earnings for the enactment of the TCJA and during 2018, the Company completed its accounting for the TCJA based on the Company’s interpretation of the new tax regulations and related guidance issued by the U.S. Department of the Treasury and the IRS.
The TCJA imposes tax on U.S. shareholders for global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The Company has elected the period cost method for its accounting for GILTI.
Due to the complexity and recent issuance of these tax regulations, management’s interpretations of the impact of these rules could be subject to challenge by the taxing authorities.
Year-Over-Year Changes in the Tax Provision and Effective Tax Rate

	Year Ended December 31
	2019	2018	2017
Effective tax rate from continuing operations	26.4%	18.8%	14.6%
The Company’s effective tax rate for 2019, 2018 and 2017 differs from the U.S. federal statutory rates of 21.0% in 2019 and 2018 and 35.0% in 2017, due principally to the Company’s earnings outside the United States that are indefinitely reinvested and taxed at rates different than the U.S. federal statutory rate. In addition:

•
The effective tax rate of 26.4% in 2019 includes 650 basis points of net tax charges related primarily to changes in estimates associated with prior period uncertain tax positions, audit settlements, and Envista Disposition costs, net of the release of reserves for uncertain tax positions due to the expiration of statutes of limitation, release of valuation allowances associated with certain foreign tax credits, tax benefits resulting from changes in tax law and excess tax benefits from stock-based compensation.

•
The effective tax rate of 18.8% in 2018 includes 120 basis points of tax benefits primarily related to the release of reserves upon the expiration of statutes of limitation, audit settlements and release of a valuation allowance in a certain foreign tax jurisdiction. These tax benefits were partially offset by additional provisions related to completing the accounting for the enactment of the TCJA and tax costs directly related to reorganization activities associated with the Envista Disposition.

•
The effective tax rate of 14.6% in 2017 includes 560 basis points of net tax benefits due to the revaluation of deferred tax liabilities from 35.0% to 21.0% due to the TCJA and the release of reserves upon statute of limitation expiration, partially offset by income tax expense related to the Transition Tax on foreign earnings due to the TCJA and changes in estimates associated with prior period uncertain tax positions.

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
The Company and its subsidiaries are routinely examined by various domestic and international taxing authorities. The IRS has completed substantially all of the examinations of the Company’s federal income tax returns through 2011 and is currently examining certain of the Company’s federal income tax returns for 2012 through 2017. In addition, the Company has subsidiaries in Austria, Belgium, Canada, China, Denmark, France, Germany, Hong Kong, India, Italy, Japan, Korea, Switzerland, the United Kingdom and various other countries, states and provinces that are currently under audit for years ranging from 2004 through 2018.
In the fourth quarter of 2018 and the first quarter of 2019, the IRS proposed significant adjustments to the Company’s taxable income for the years 2012 through 2015 with respect to the deferral of tax on certain premium income related to the Company’s self-insurance programs. For income tax purposes, the recognition of premium income has been deferred in accordance with U.S. tax laws related to insurance. The IRS is challenging the deferral of premiums for certain types of the Company’s self-insurance policies. The proposed adjustments would increase the Company’s taxable income over the 2012 through 2015 period by approximately $2.7 billion. Management believes the positions the Company has taken in its U.S. tax returns are in accordance with the relevant tax laws and intends to vigorously defend these positions. Due to the enactment of the TCJA in 2017 and the resulting reduction in the U.S. corporate tax rate for years after 2017, the Company revalued its deferred tax liabilities related to the temporary differences associated with this deferred premium income from 35.0% to 21.0%. If the Company is not successful in defending these assessments, the taxes owed to the IRS may be computed under the previous 35.0% statutory tax rate and the Company may be required to revalue the related deferred tax liabilities from 21.0% to 35.0%, which in addition to any interest due on the amounts assessed, would require a charge to future earnings. The ultimate resolution of this matter is uncertain, could take many years and could result in a material adverse impact to the Company’s financial statements, including its cash flows and effective tax rate.
Tax authorities in Denmark have raised significant issues related to interest accrued by certain of the Company’s subsidiaries. On December 10, 2013, the Company received assessments from the Danish tax authority (“SKAT”) of approximately DKK 1.8 billion (approximately $266 million based on exchange rates as of December 31, 2019) including interest through December 31, 2019, imposing withholding tax relating to interest accrued in Denmark on borrowings from certain of the Company’s subsidiaries for the years 2004-2009. The Company appealed these assessments to the Danish National Tax Tribunal in 2014. The appeal is pending, awaiting the final outcome of other, preceding withholding tax cases that were appealed to the Danish courts and subsequently to the Court of Justice of the European Union (“CJEU”). In February 2019, the CJEU decided several of these cases and ruled that the exemption of interest payments from withholding taxes provided in the applicable EU directive should be denied where taxpayers use the directive for abusive or fraudulent purposes, and that it is up to the national courts to make this determination. This decision of the CJEU now awaits application by the Danish High Court in the other, preceding withholding tax cases.
SKAT has maintained a similar position related to withholding tax on interest accrued in Denmark on borrowings from certain of the Company’s subsidiaries with respect to tax years 2010-2012 and 2013-2015. On August 27, 2019 and December 16, 2019, the Company received assessments for these matters of approximately DKK 1.1 billion including interest through December 31, 2019 (approximately $159 million based on the exchange rate as of December 31, 2019) for tax years 2010-2012 and DKK 751 million including interest through December 31, 2019 (approximately $113 million based on the exchange rate as of December 31, 2019) for tax years 2013-2015, respectively. The Company is appealing these assessments as well.

Management believes the positions the Company has taken in Denmark are in accordance with the relevant tax laws and is vigorously defending its positions. The Company intends on pursuing this matter through the Danish High Court should the appeal to the Danish National Tax Tribunal be unsuccessful. The Company will continue to monitor decisions of both the Danish courts and the CJEU and evaluate the impact of these court rulings on the Company’s tax positions in Denmark. The ultimate resolution of this matter is uncertain, could take many years, and could result in a material adverse impact to the Company’s financial statements, including its cash flow and effective tax rate.
The Company expects its 2020 effective tax rate to be approximately 19.5%. Any future legislative changes in the United States including potential tax reform in other jurisdictions, could cause the Company’s effective tax rate to differ from this estimate. Refer to Note 15 to the Consolidated Financial Statements for additional information related to income taxes.

DISCONTINUED OPERATIONS
As further discussed in Note 4 to the Consolidated Financial Statements, discontinued operations include the results of Envista which was disposed of during the fourth quarter of 2019 as well as an income tax benefit in 2017 related to the Fortive businesses that were disposed of during the third quarter of 2016.
In 2019, earnings from discontinued operations, net of income taxes, were $576 million and reflect the operating results of Envista prior to the Envista Disposition and a gain on the disposition of Envista of $451 million, net of certain costs associated with the Envista Disposition including costs related to establishing Envista as a stand-alone entity and legal, accounting and investment banking fees. In 2018 and 2017, earnings from discontinued operations, net of income taxes, were $245 million and $320 million, respectively, and reflect the operations of Envista as well as a $22 million income tax benefit in 2017 related to the release of previously provided reserves associated with uncertain tax positions on certain Danaher tax returns which were jointly filed with Fortive entities. These reserves were released due to the expiration of statutes of limitations for those returns. All Fortive entity-related balances are included in the income tax benefit related to discontinued operations for the year ended December 31, 2017.

COMPREHENSIVE INCOME
Comprehensive income increased by approximately $726 million in 2019 as compared to 2018, primarily due to a decrease in losses from foreign currency translation adjustments in 2019 compared to 2018 and higher net earnings (including those attributable to discontinued operations) partially offset by an increase in losses from pension and postretirement plan benefit adjustments in 2019 compared to 2018 and losses from cash flow hedge adjustments in 2019.  The Company recorded a foreign currency translation loss of $75 million for 2019 compared to a translation loss of $632 million for 2018. The Company recorded a pension and postretirement plan benefit loss of $90 million for 2019 compared to a loss of $13 million for 2018. The Company recorded losses from cash flow hedge adjustments in 2019 of $113 million.
Comprehensive income decreased by approximately $1.5 billion in 2018 as compared to 2017, primarily due to a loss from foreign currency translation adjustments in 2018 compared to a gain in 2017 and a loss from pension and postretirement plan benefit adjustments in 2018 as compared to a gain in 2017, partially offset by higher net earnings (including those attributable to discontinued operations) and a decrease in unrealized losses on available-for-sale securities in 2018 compared to 2017. The Company recorded a foreign currency translation loss of $632 million for 2018 compared to a translation gain of $976 million for 2017. The Company recorded a pension and postretirement plan benefit loss of $13 million in 2018 compared to a gain of $71 million in 2017.
INFLATION
The effect of inflation on the Company’s revenues and net earnings was not significant in any of the years ended December 31, 2019, 2018 or 2017.

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
The Company is exposed to market risk from changes in interest rates, foreign currency exchange rates, equity prices and commodity prices as well as credit risk, each of which could impact its Consolidated Financial Statements. The Company generally addresses its exposure to these risks through its normal operating and financing activities. The Company also periodically uses derivative financial instruments to manage foreign exchange risks and interest rate risks. In addition, the Company’s broad-based business activities help to reduce the impact that volatility in any particular area or related areas may have on its operating profit as a whole.

Interest Rate Risk
The Company manages interest cost using a mixture of fixed-rate and variable-rate debt. A change in interest rates on fixed rate long-term debt impacts the fair value of the debt but not the Company’s earnings or cash flow because the interest on such debt is fixed. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. As of December 31, 2019, an increase of 100 basis points in interest rates would have decreased the fair value of the Company’s fixed-rate long-term debt (excluding the LYONs, which have not been included in this calculation as the value of this convertible debt is primarily derived from the value of its underlying common stock) by approximately $1.7 billion.
As of December 31, 2019, the Company’s variable-rate debt obligations consisted primarily of euro-based commercial paper borrowings (refer to Note 11 to the Consolidated Financial Statements for information regarding the Company’s outstanding commercial paper balances as of December 31, 2019). As a result, the Company’s primary interest rate exposure results from changes in short-term interest rates. As these shorter duration obligations mature, the Company may issue additional short-term commercial paper obligations to refinance all or part of these borrowings. In 2019, the average annual interest rate associated with outstanding commercial paper borrowings was approximately negative 19 basis points. A hypothetical increase of this average to negative 12 basis points would have increased the Company’s annual interest expense by $2 million. The hypothetical increase used is the actual amount by which the Company’s commercial paper interest rates fluctuated during 2019.
Refer to “Results of Operations—Interest Costs” for discussion of the Company’s cross-currency swap derivative contracts and interest rate swap agreements.
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
Currency exchange rates negatively impacted 2019 reported sales by 2.0% on a year-over-year basis, primarily as a result of the U.S. dollar strengthening against other major currencies. If the exchange rates in effect as of December 31, 2019 were to prevail throughout 2020, currency exchange rates would slightly increase 2020 estimated sales relative to 2019 sales. Strengthening of the U.S. dollar against other major currencies compared to the exchange rates in effect as of December 31, 2019 would adversely impact the Company’s sales and results of operations on an overall basis. Any weakening of the U.S. dollar against other major currencies compared to the exchange rates in effect as of December 31, 2019 would positively impact the Company’s sales and results of operations.
The Company has generally accepted the exposure to exchange rate movements without using derivative financial instruments to manage this transactional exchange risk, although the Company has used foreign currency-denominated debt and cross-currency swaps to hedge a portion of its net investments in foreign operations against adverse movements in exchange rates. Both positive and negative movements in currency exchange rates against the U.S. dollar will continue to affect the reported amount of sales and net earnings in the Company’s Consolidated Financial Statements. In addition, the Company has assets and liabilities held in foreign currencies. A 10% depreciation in major currencies relative to the U.S. dollar as of December 31, 2019 would have reduced foreign currency-denominated net assets and stockholders’ equity by approximately $830 million. In 2019, the Company entered into approximately $1.9 billion of cross-currency swap derivative contracts on its U.S. dollar-denominated bonds to hedge its net investment in foreign operations against adverse changes in the exchange rates between the U.S. dollar and the Danish kroner, Japanese yen, euro and the Swiss franc. These contracts effectively convert the Company’s U.S. dollar-denominated bonds to obligations denominated in Danish kroner, Japanese yen, euro and Swiss franc, and partially offset the impact of changes in currency rates on foreign currency-denominated net assets during the term of the swap. As of December 31, 2019, approximately $1.0 billion of the cross-currency swap derivative contracts remained outstanding. The Company also uses cross-currency swap derivative contracts to hedge U.S. dollar-denominated long-term debt issuances in a foreign subsidiary whose functional currency is the euro against adverse movements in exchange rates between the U.S. dollar and the euro. In November 2019, the Company entered into cross-currency swap derivative contracts with respect to approximately $4.0 billion of its U.S. dollar-denominated bonds and all of these derivative contracts remained outstanding as of December 31, 2019.
Equity Price Risk
The Company’s investment portfolio from time to time includes publicly-traded equity securities that are sensitive to fluctuations in market price, though as of December 31, 2019, the Company held no available-for-sale marketable equity securities. The Company holds non-marketable equity investments in privately held companies that may be impacted by equity price risks or other factors. These non-marketable equity investments are accounted for under the Fair Value Alternative method with changes in fair value recorded in earnings. Volatility in the equity markets or other fair value considerations could affect the value of these investments and require charges or gains to be recognized in earnings.
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
In addition, concentrations of credit risk arising from receivables from customers are limited due to the diversity of the Company’s customers. The Company’s businesses perform credit evaluations of their customers’ financial conditions as deemed appropriate and also obtain collateral or other security when deemed appropriate.
The Company enters into derivative transactions infrequently and typically with high-quality financial institutions, so that exposure at any one institution is limited.

LIQUIDITY AND CAPITAL RESOURCES
Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company continues to generate substantial cash from operating activities and forecasts that its operating cash flow and other sources of liquidity will be sufficient to allow it to continue investing in existing businesses, consummating strategic acquisitions and investments, paying interest and servicing debt and managing its capital structure on a short and long-term basis. In addition, as discussed in further detail above, the Company received approximately $2.0 billion of cash from Envista as consideration for the transfer of the Company’s dental businesses to Envista, a portion of which consideration the Company used to redeem certain of the Company’s outstanding indebtedness in the fourth quarter of 2019.

Following is an overview of the Company’s cash flows and liquidity for the years ended December 31:
Overview of Cash Flows and Liquidity

($ in millions)	2019	2018	2017
Total operating cash flows provided by continuing operations	$3,657.4	$3,644.0	$3,122.2

Cash paid for acquisitions	$(331.3)	$(2,173.3)	$(385.8)
Payments for additions to property, plant and equipment	(635.5)	(583.5)	(570.7)
Proceeds from sales of property, plant and equipment	12.8	6.3	32.5
Payments for purchases of investments	(241.0)	(145.9)	—
Proceeds from sales of investments	—	22.2	137.9
All other investing activities	28.9	0.3	(2.4)
Total investing cash used in discontinued operations	(72.0)	(75.5)	(54.9)
Net cash used in investing activities	$(1,238.1)	$(2,949.4)	$(843.4)

Proceeds from the issuance of common stock in connection with stock-based compensation	$130.1	$96.0	$68.8
Proceeds from the public offering of common stock, net of issuance costs	1,443.2	—	—
Proceeds from the public offering of preferred stock, net of issuance costs	1,599.6	—	—
Net proceeds from the sale of Envista Holdings Corporation common stock, net of issuance costs	643.4	—	—
Payment of dividends	(526.7)	(433.4)	(378.3)
Payment for purchase of noncontrolling interest	—	—	(64.4)
Net proceeds from (repayments of) borrowings (maturities of 90 days or less)	2,801.8	65.7	(3,778.5)
Proceeds from borrowings (maturities longer than 90 days)	12,112.8	—	1,782.1
Repayments of borrowings (maturities longer than 90 days)	(1,564.5)	(507.8)	(668.4)
Make-whole premiums to redeem borrowings prior to maturity	(6.5)	—	—
All other financing activities	(43.3)	(17.9)	(59.8)
Cash distributions to Envista Holdings Corporation, net	(224.0)	—	—
Net cash provided by (used in) financing activities	$16,365.9	$(797.4)	$(3,098.5)

•
Operating cash flows from continuing operations increased $13 million, or less than 1%, during 2019 as compared to 2018, due primarily to higher net earnings, which included higher noncash charges for depreciation, amortization, and stock compensation, and the impact of a noncash discrete income tax charge in 2019, net of higher cash used for funding trade accounts receivable, inventories and trade accounts payable in 2019 compared to 2018. In addition, lower cash used for payments for various employee-related liabilities, customer funding and accrued expenses increased operating cash flows from continuing operations in 2019 compared to 2018.

•
On March 1, 2019, the Company completed the underwritten public offering of 12.1 million shares of Danaher common stock at a price to the public of $123.00 per share resulting in net proceeds of approximately $1.4 billion, after deducting expenses and the underwriters’ discount. Simultaneously, the Company completed the underwritten public offering of 1.65 million shares of its MCPS resulting in net proceeds of approximately $1.6 billion, after deducting expenses and the underwriters’ discount. The Company intends to use the net proceeds from the underwritten public offerings of its Common Stock and MCPS (the “Common Stock Offering” and “MCPS Offering”, respectively) to fund a portion of the cash consideration payable for, and certain costs associated with, the GE Biopharma Acquisition.

•
In the second half of 2019, the Company issued approximately €6.2 billion of senior unsecured euronotes and approximately $4.0 billion of senior unsecured notes. The proceeds from these issuances will be used to fund a portion of the cash consideration payable for the GE Biopharma Acquisition.

•
On December 18, 2019, Danaher completed the Envista Disposition. Prior to the IPO, Envista borrowed $650 million under a senior unsecured term loan and €600 million under a three-year, senior unsecured term loan facility. Envista transferred the net proceeds from these borrowings along with the net proceeds of $643 million from the Envista IPO to the Company in consideration for the Company’s transfer of the dental businesses to Envista.

•
Danaher used a portion of the consideration received from Envista to redeem $882 million in aggregate principal amount of outstanding indebtedness in the fourth quarter of 2019 (consisting of the Company’s 2.4% senior unsecured notes due 2020 and 5.0% senior unsecured notes due 2020 (collectively the “Redeemed Notes”)), as well as the make-whole premiums and accrued and unpaid interest required to be paid in connection with such redemptions. The Company used the balance of the consideration it received from Envista to redeem commercial paper borrowings as they matured.

•
Net cash used in investing activities during 2019 consisted primarily of cash paid for acquisitions, additions to property, plant and equipment and payments for purchases of investments. The Company acquired five businesses during 2019 for total consideration (including assumed debt and net of cash acquired) of $331 million. Payments for additions to property, plant and equipment increased $52 million in 2019 compared to 2018 and included investments in operating assets and new facilities. In addition, in 2019, the Company invested $241 million in non-marketable equity securities and a partnership.

•	As of December 31, 2019, the Company held approximately $19.9 billion of cash and cash equivalents.

Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, restructuring activities and productivity improvement initiatives, pension funding and other items impact reported cash flows.
Operating cash flows from continuing operations were approximately $3.7 billion for 2019, an increase of $13 million, or less than 1%, as compared to 2018. The year-over-year change in operating cash flows from 2018 to 2019 was primarily attributable to the following factors:

•
2019 operating cash flows benefited from higher net earnings in 2019 as compared to 2018. Net earnings for 2019 include noncash discrete income tax charges totaling $215 million, which decreased net earnings without a corresponding impact to operating cash flows.

•
Net earnings for 2019 reflected an increase of $12 million of depreciation and amortization expense as compared to 2018. Amortization expense primarily relates to the amortization of intangible assets acquired in connection with acquisitions and increased due to recently acquired businesses. Depreciation expense relates to both the Company’s manufacturing and operating facilities as well as instrumentation leased to customers under operating-type lease arrangements and increased due primarily to the impact of increased capital expenditures. Depreciation and amortization are noncash expenses that decrease earnings without a corresponding impact to operating cash flows.

•
The aggregate of trade accounts receivable, inventories and trade accounts payable used $160 million in operating cash flows during 2019, compared to $41 million of operating cash flows provided in 2018. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories and trade accounts payable depends upon how effectively the Company manages the cash conversion cycle, which effectively represents the number of days that elapse from the day it pays for the purchase of raw materials and components to the collection of cash from its customers and can be significantly impacted by the timing of collections and payments in a period.

•
The aggregate of prepaid expenses and other assets, deferred income taxes and accrued expenses and other liabilities provided $37 million in operating cash flows during 2019, compared to $121 million used in 2018. The noncash discrete tax charge, the timing of cash payments for taxes, various employee-related liabilities, customer funding and accrued expenses drove the majority of this change.

Operating cash flows from continuing operations were approximately $3.6 billion for 2018, an increase of $522 million, or 17%, as compared to 2017. This increase was primarily attributable to the increase in net earnings from continuing operations in 2018 as compared to 2017. Net earnings in 2017 also included a $73 million gain on sale of marketable equity securities for which the proceeds were reflected in the investing activities section of the accompanying Consolidated Statement of Cash Flows, and therefore, did not contribute to operating cash flows.

Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures, including instruments leased to customers, cash used for investments and cash proceeds from divestitures of businesses or assets.
Net cash used in investing activities was approximately $1.2 billion during 2019 compared to approximately $2.9 billion and $843 million of net cash used in 2018 and 2017, respectively.
Acquisitions, Divestitures and Sale of Investments
For a discussion of the Company’s 2019 acquisitions refer to “—Overview.” In addition, in 2019, the Company invested $241 million in non-marketable equity securities and partnerships.
During 2018, the Company acquired two businesses for total consideration of approximately $2.2 billion in cash, net of cash acquired. The businesses acquired complement existing units of the Company’s Life Sciences and Environmental & Applied Solutions segments. The aggregate annual sales of these two businesses at the time of their respective acquisitions, in each case based on the companies’ revenues for its last completed fiscal year prior to the acquisition, were $313 million.
In addition, in 2018, the Company invested $146 million in non-marketable equity securities and partnerships. The Company received cash proceeds of $22 million from the collection of short-term other receivables related to the sale of certain marketable equity securities during 2017.
During 2017, the Company acquired nine businesses for total consideration of $386 million in cash, net of cash acquired. The businesses acquired complement existing units of the Life Sciences and Environmental & Applied Solutions segments. The aggregate annual sales of these nine businesses at the time of their respective acquisitions, in each case based on the companies’ revenues for its last completed fiscal year prior to the acquisition, were $160 million.
The Company received $138 million of cash proceeds and recorded $22 million in short-term other receivables from the sale of certain marketable equity securities during 2017. The Company recorded a pretax gain related to this sale of $73 million ($46 million after-tax or $0.06 per diluted share).
Capital Expenditures
Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development, improving information technology systems and the manufacture of instruments that are used in operating-type lease arrangements that certain of the Company’s businesses enter into with customers. Capital expenditures totaled $636 million in 2019 and $584 million in 2018. The year-over-year increase in capital spending in 2019 was due to increased investments in operating assets and new facilities across the Company. In 2020, the Company expects capital spending to be approximately $700 million, though actual expenditures will ultimately depend on business conditions.

Financing Activities
Cash flows from financing activities consist primarily of cash flows associated with the issuance and repayments of commercial paper, issuance and repayment of long-term debt, issuance and repurchases of common stock, issuance of preferred stock, payments of cash dividends to shareholders and proceeds from the Envista IPO. Financing activities provided cash of approximately $16.4 billion during 2019 compared to $797 million of cash used during 2018. The year-over-year increase in cash provided by financing activities was due primarily to the public offerings of the Company’s common and preferred stock during the first quarter of 2019, the issuance of debt by the Company in the second half of 2019, the proceeds received from the Envista IPO and Envista debt issuances, and net proceeds from commercial paper borrowings in 2019 compared to 2018. These sources of liquidity were partially offset by higher debt redemptions during 2019 compared to 2018 which included the impact of the early extinguishment of $882 million of borrowings through the use of the proceeds received from Envista as part of the disposition of this business.
Financing activities used cash of $797 million during 2018 compared to approximately $3.1 billion of cash used during 2017. The year-over-year decrease in cash used in financing activities was due primarily to lower net repayments of commercial paper borrowings in 2018, as the Company decreased its commercial paper borrowings in 2017 after increasing commercial paper borrowings for the Cepheid acquisition in 2016. The Company issued commercial paper early in 2018 to pay for a portion of the acquisition price of IDT and repaid substantially all of such commercial paper borrowings later in 2018. The cash outflow in 2017 for the net repayment of commercial paper was partially offset by proceeds from the issuance of long-term notes. In both 2018 and 2017, the Company repaid long-term debt, including $500 million aggregate principal amount of U.S. Notes with accrued interest that matured in September 2018.

Total debt was approximately $21.7 billion and $9.7 billion as of December 31, 2019 and 2018, respectively. The Company had the ability to incur approximately $4.9 billion of additional indebtedness in direct borrowings or under the outstanding commercial paper facilities based on the amounts available under the Company’s $10.0 billion of credit facilities which were not being used to backstop outstanding commercial paper balances as of December 31, 2019. The Company has classified approximately $5.0 billion of its borrowings outstanding under the euro-denominated commercial paper program as of December 31, 2019 as long-term debt in the accompanying Consolidated Balance Sheet as the Company has the intent and ability, as supported by availability under the revolving credit facility, to refinance these borrowings for at least one year from the balance sheet date. As commercial paper obligations mature, the Company may issue additional short-term commercial paper obligations to refinance all or part of these borrowings.
Under the Company’s U.S. and euro-denominated commercial paper program, the notes are typically issued at a discount from par, generally based on the ratings assigned to the Company by credit rating agencies at the time of the issuance and prevailing market rates measured by reference to LIBOR or EURIBOR. Additionally, the Company’s floating rate senior unsecured notes due 2022 pay interest based upon the three-month EURIBOR plus 0.3%. In July 2017, the head of the United Kingdom Financial Conduct Authority announced the intent to phase out the use of LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. The Company has evaluated the anticipated impact of the transition from LIBOR and does not expect the transition to be material to the Company’s financial position.
Refer to Note 11 to the Consolidated Financial Statements for additional information regarding the Company’s financing activities and indebtedness, including the Company’s outstanding debt as of December 31, 2019, and the Company’s commercial paper program and related credit facilities.
Common Stock Offering and MCPS Offering
For a description of the first quarter 2019 Common Stock and MCPS Offerings, refer to Note 19 to the Consolidated Financial Statements.

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
Dividends
The Company declared a regular quarterly dividend of $0.17 per share of Company common stock that was paid on January 31, 2020 to holders of record on December 27, 2019. In addition, the Company declared a quarterly cash dividend of $11.875 per MCPS that was paid on January 15, 2020 to holders of record as of December 31, 2019. Aggregate cash payments for dividends on Company common stock during 2019 were $478 million. The year-over-year increase in dividend payments on common stock in 2019 results from increases in the quarterly dividend rate effective with respect to the dividend paid in the second quarter of 2019. Aggregate cash payments for dividends on the MCPS during 2019 were $49 million.
Cash and Cash Requirements
As of December 31, 2019, the Company held approximately $19.9 billion of cash and cash equivalents that were invested in highly liquid investment-grade debt instruments with a maturity of 90 days or less with an approximate weighted average annual interest rate of 1.5%. Of this amount, approximately $16.3 billion was held within the United States and approximately $3.6 billion was held outside of the United States. The Company will continue to have cash requirements to support working capital needs, capital expenditures, acquisitions and investments, pay interest and service debt, pay taxes and any related interest or penalties, fund its restructuring activities and pension plans as required, pay dividends to shareholders, repurchase shares of the Company’s common stock and support other business needs. The Company generally intends to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions (including the GE Biopharma Acquisition), the Company may also borrow under its commercial paper programs or credit facilities, enter into new credit facilities and either borrow directly thereunder or use such credit facilities to backstop additional borrowing capacity under its commercial paper programs and/or issue debt and/or equity in the capital markets. The Company also may from time to time access the capital markets to take advantage of favorable interest rate environments or other market conditions. For a description of the Company’s anticipated financing of the GE Biopharma Acquisition, refer to Note 3 to the Consolidated Financial Statements.
While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company’s foreign cash could be repatriated to the United States. Following enactment of the TCJA and the associated Transition Tax, in general, repatriation of cash to the United States can be completed with no incremental U.S. tax; however, repatriation of cash could subject the Company to non-U.S. jurisdictional taxes on distributions. The cash that the Company’s non-U.S. subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations, investments and acquisitions. The income taxes applicable to repatriating such earnings are not readily determinable. As of December 31, 2019, the Company continues to assert that principally all of its non-U.S. earnings are indefinitely reinvested and management believes that the Company has sufficient liquidity to satisfy its cash needs, including its cash needs in the United States.
During 2019, the Company contributed $10 million to its U.S. defined benefit pension plans and $44 million to its non-U.S. defined benefit pension plans. During 2020, the Company’s cash contribution requirements for its U.S. and its non-U.S. defined benefit pension plans are expected to be approximately $95 million and $40 million, respectively. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.

Contractual Obligations
The following table sets forth, by period due or year of expected expiration, as applicable, a summary of the Company’s contractual obligations as of December 31, 2019 under (1) debt obligations, (2) leases, (3) purchase obligations and (4) other long-term liabilities reflected on the Company’s Consolidated Balance Sheet. The amounts presented in the “Other long-term liabilities” line in the table below include approximately $1.3 billion of noncurrent gross unrecognized tax benefits and related interest (and do not include $58 million of current gross unrecognized tax benefits which are included in accrued expenses and other liabilities on the accompanying Consolidated Balance Sheet). The timing of the long-term portion of these tax liabilities is uncertain, and therefore, they have been included in the “More Than 5 Years” column in the table below. Refer to Note 15 to the Consolidated Financial Statements for additional information on unrecognized tax benefits. Certain of the Company’s acquisitions also involve the potential payment of contingent consideration. The table below does not reflect any such obligations, as the timing and amounts of any such payments are uncertain. Refer to “—Off-Balance Sheet Arrangements” for a discussion of other contractual obligations that are not reflected in the table below.

($ in millions)	Total	Less Than One Year	1-3 Years	4-5 Years	More Than 5 Years
Debt and leases:
Debt obligations (a)(b)	$21,714.9	$211.3	$2,160.4	$6,237.3	$13,105.9
Capital lease obligations (b)	14.2	1.1	13.1	—	—
Total debt and leases	21,729.1	212.4	2,173.5	6,237.3	13,105.9
Interest payments on debt and capital lease obligations (c)	3,041.1	256.5	488.3	443.1	1,853.2
Operating lease obligations (d)	888.2	179.5	267.4	196.4	244.9
Other:
Purchase obligations (e)	594.3	545.1	46.8	2.1	0.3
Other long-term liabilities reflected on the Company’s Consolidated Balance Sheet (f)	4,711.8	—	625.1	482.6	3,604.1
Total	$30,964.5	$1,193.5	$3,601.1	$7,361.5	$18,808.4

(a)	As described in Note 11 to the Consolidated Financial Statements.

(b)	Amounts do not include interest payments. Interest on debt and capital lease obligations is reflected in a separate line in the table.

(c)
Interest payments on debt are projected for future periods using the interest rates in effect as of December 31, 2019. Certain of these projected interest payments may differ in the future based on changes in market interest rates.

(d)
Amounts reflect undiscounted future operating lease payments under Accounting Standards Update No. 2016-02, Leases (Topic 842), while the current and long-term operating lease liabilities in the accompanying Consolidated Balance Sheet reflect the discounted future operating lease payments. Refer to Note 5 to the Consolidated Financial Statements for further information.

(e)
Consist of agreements to purchase goods or services that are enforceable, legally binding on the Company, and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction.

(f)
Primarily consist of obligations under product service and warranty policies and allowances, performance and operating cost guarantees, estimated environmental remediation costs, self-insurance and litigation claims, postretirement benefits, pension obligations, deferred tax liabilities and deferred compensation obligations. The timing of cash flows associated with these obligations is based upon management’s estimates over the terms of these arrangements and is largely based upon historical experience. Other long-term liabilities reflected in the accompanying Consolidated Balance Sheet include the above amounts as well as the long-term operating lease liabilities, which are reflected on a discounted basis in the Consolidated Balance Sheet.

Off-Balance Sheet Arrangements
Guarantees and Related Instruments
The following table sets forth, by period due or year of expected expiration, as applicable, a summary of guarantees and related instruments of the Company as of December 31, 2019.

	Amount of Commitment Expiration per Period
($ in millions)	Total	Less Than One Year	1-3 Years	4-5 Years	More Than 5 Years
Guarantees and related instruments	$575.7	$498.4	$56.9	$11.1	$9.3
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
Other Off-Balance Sheet Arrangements
The Company has from time to time divested certain of its businesses and assets. In connection with these divestitures, the Company often provides representations, warranties and/or indemnities to cover various risks and unknown liabilities, such as claims for damages arising out of the use of products or relating to intellectual property matters, employment matters, commercial disputes, environmental matters or tax matters. In particular, in connection with the 2019 Envista Disposition, the 2016 Fortive Disposition and the 2015 Communications disposition, Danaher entered into separation and related agreements pursuant to which Danaher agreed to indemnify the other parties against certain damages and expenses that might occur in the future. These indemnification obligations cover a variety of liabilities, including, but not limited to, employee, tax and environmental matters. The Company has not included any such items in the contractual obligations table above because they generally relate to unknown conditions and the Company cannot estimate the potential liabilities from such matters, but the Company does not believe it is reasonably possible that any such liability will have a material effect on the Company’s financial statements. In addition, as a result of these divestitures, as well as restructuring activities, certain properties leased by the Company have been sublet to third parties. In the event any of these third parties vacate any of these premises, the Company would be legally obligated under master lease arrangements. The Company believes that the financial risk of default by such sub-lessors is individually and in the aggregate not material to the Company’s financial statements.
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

Legal Proceedings
Refer to “Item 3. Legal Proceedings” and Note 18 to the Consolidated Financial Statements for information regarding legal proceedings and contingencies, and for a discussion of risks related to legal proceedings and contingencies, refer to “Item 1A. Risk Factors.”

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
Acquired Intangibles—The Company’s business acquisitions typically result in the recognition of goodwill, in-process R&D and other intangible assets, which affect the amount of future period amortization expense and possible impairment charges that the Company may incur. Refer to Notes 1, 3 and 8 to the Consolidated Financial Statements for a description of the Company’s policies relating to goodwill, acquired intangibles and acquisitions.
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
As of December 31, 2019, the Company had five reporting units for goodwill impairment testing. Reporting units resulting from recent acquisitions generally present the highest risk of impairment. Management believes the impairment risk associated with these reporting units generally decreases as these businesses are integrated into the Company and better positioned for potential future earnings growth. The Company’s annual goodwill impairment analysis in 2019 indicated that in all instances, the fair values of the Company’s reporting units exceeded their carrying values and consequently did not result in an impairment charge. The excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of the Company’s reporting units as of the annual testing date ranged from approximately 85% to approximately 600%. In order to evaluate the sensitivity of the fair value calculations used in the goodwill impairment test, the Company applied a hypothetical 10% decrease to the fair values of each reporting unit and compared those hypothetical values to the reporting unit carrying values. Based on this hypothetical 10% decrease, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of the Company’s reporting units ranged from approximately 65% to approximately 530%.
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

Contingent Liabilities—As discussed in “Item 3. Legal Proceedings” and Note 18 to the Consolidated Financial Statements, the Company is, from time to time, subject to a variety of litigation and similar contingent liabilities incidental to its business (or the business operations of previously owned entities). The Company recognizes a liability for any legal contingency that is known or probable of occurrence and reasonably estimable. These assessments require judgments concerning matters such as litigation developments and outcomes, the anticipated outcome of negotiations, the number of future claims and the cost of both pending and future claims. In addition, because most contingencies are resolved over long periods of time, liabilities may change in the future due to various factors, including those discussed in Note 18 to the Consolidated Financial Statements. If the reserves established by the Company with respect to these contingent liabilities are inadequate, the Company would be required to incur an expense equal to the amount of the loss incurred in excess of the reserves, which would adversely affect the Company’s financial statements.
Revenue Recognition—The Company derives revenues from the sale of products and services. Revenue is recognized when control over the promised products or services is transferred to the customer in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. In determining if control has transferred, the Company considers whether certain indicators of the transfer of control are present, such as the transfer of title, present right to payment, significant risks and rewards of ownership and customer acceptance when acceptance is not a formality. To determine the consideration that the customer owes the Company, the Company must make judgments regarding the amount of customer allowances and rebates, as well as an estimate for product returns. The Company also enters into lease arrangements with customers which requires the Company to determine whether the arrangements are operating or sales-type leases. Refer to Note 1 to the Consolidated Financial Statements for a description of the Company’s revenue recognition policies.
If the Company’s judgments regarding revenue recognition prove incorrect, the Company’s reported revenues in particular periods may be incorrect. Historically, the Company’s estimates of revenue have been materially correct.
Pension and Other Postretirement Benefits—For a description of the Company’s pension and other postretirement benefit accounting practices, refer to Notes 13 and 14 to the Consolidated Financial Statements. Calculations of the amount of pension and other postretirement benefit costs and obligations depend on the assumptions used in the actuarial valuations, including assumptions regarding discount rates, expected return on plan assets, rates of salary increases, health care cost trend rates, mortality rates and other factors. If the assumptions used in calculating pension and other postretirement benefits costs and obligations are incorrect or if the factors underlying the assumptions change (as a result of differences in actual experience, changes in key economic indicators or other factors) the Company’s financial statements could be materially affected. A 50 basis point reduction in the discount rates used for the plans would have increased the U.S. net obligation by $133 million ($99 million on an after-tax basis) and the non-U.S. net obligation by $137 million ($116 million on an after-tax basis) from the amounts recorded in the Consolidated Financial Statements as of December 31, 2019. A 50 basis point increase in the discount rates used for the plans would have decreased the U.S. net obligation by $122 million ($91 million on an after-tax basis) and the non-U.S. net obligation by $124 million ($105 million on an after-tax basis) from the amounts recorded in the Consolidated Financial Statements as of December 31, 2019.
For 2019, the estimated long-term rate of return for the U.S. plans was 7.0%, and the Company intends to continue to use an assumption of 7.0% for 2020. The estimated long-term rate of return for the non-U.S. plans was determined on a plan-by-plan basis based on the nature of the plan assets and ranged from 0.8% to 5.0%. If the expected long-term rate of return on plan assets for 2019 was reduced by 50 basis points, pension expense for the U.S. and non-U.S. plans for 2019 would have increased $9 million ($7 million on an after-tax basis) and $5 million ($4 million on an after-tax basis), respectively.
For a discussion of the Company’s 2019 and anticipated 2020 defined benefit pension plan contributions, refer to “—Liquidity and Capital Resources—Cash and Cash Requirements”.
Income Taxes—For a description of the Company’s income tax accounting policies, refer to Notes 1 and 15 to the Consolidated Financial Statements. The Company establishes valuation allowances for its deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized. This requires management to make judgments and estimates regarding: (1) the timing and amount of the reversal of taxable temporary differences, (2) expected future taxable income, and (3) the impact of tax planning strategies. Future changes to tax rates would also impact the amounts of deferred tax assets and liabilities and could have an adverse impact on the Company’s financial statements.
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

In addition, certain of the Company’s tax returns are currently under review by tax authorities including in Denmark and the United States (refer to “—Results of Operations—Income Taxes” and Note 15 to the Consolidated Financial Statements). Management believes the positions taken in these returns are in accordance with the relevant tax laws. However, the outcome of these audits is uncertain and could result in the Company being required to record charges for prior year tax obligations which could have a material adverse impact to the Company’s financial statements, including its effective tax rate.
An increase of 1.0% in the Company’s 2019 nominal tax rate would have resulted in an additional income tax provision for continuing operations for the year ended December 31, 2019 of $33 million.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework” (2013 framework). Based on this assessment, management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting is effective.
The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report dated February 21, 2020 appears on page 60 of this Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Danaher Corporation
Opinion on Internal Control over Financial Reporting
We have audited Danaher Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Danaher Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 21, 2020 expressed an unqualified opinion thereon.
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
February 21, 2020

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Danaher Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Danaher Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2020 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Note 1 to the consolidated financial statements, the Company changed its method for accounting for leases in 2019.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Uncertain tax positions
Description of the Matter
As discussed in Note 15, the Company operates in the U.S. and multiple international tax jurisdictions and as a result files numerous tax returns in those locations. Uncertainty in a tax position may arise for multiple reasons, including because tax laws are subject to interpretation. For some matters, the Company uses judgment to (1) determine whether, based on the technical merits, a tax position is more-likely-than-not to be sustained and (2) measure the amount of tax benefit that qualifies for recognition. As of December 31, 2019, the Company’s unrecognized tax benefits related to uncertain tax positions were approximately $1.2 billion. As further discussed in Note 15, the IRS has proposed adjustments to the Company’s taxable income with respect to the deferral of tax on certain premium income related to the Company’s self-insurance programs and the Company has no unrecognized tax benefit related to the premium income from these self-insurance programs.

Due to the inherent uncertainty in predicting the resolution of some tax matters, auditing the Company’s uncertain tax positions and the related unrecognized tax benefits is complex and required the use of tax subject matter resources to determine whether the more-likely-than-not criteria was met.

How We Addressed the Matter in Our Audit	We tested controls over management’s accounting for uncertain tax positions, including assessment of the technical merits of tax positions and, if applicable, measurement of the benefit.
To evaluate whether the technical merits of some uncertain tax positions are more-likely-than-not sustainable, our audit procedures included, among others, evaluation of applicable tax law, court cases, tax regulations and other regulatory guidance by our tax subject matter resources. We also involved tax subject matter resources in verifying our understanding of the relevant facts and analysis by reading correspondence with the relevant tax authorities and reading third-party advice obtained by management. Where relevant, we assessed the appropriateness of positions by evaluating methodologies and benchmarks and we evaluated the Company’s assumptions and data used to determine the amount of tax benefit to recognize and tested the accuracy of calculations. We also evaluated the adequacy of the Company’s disclosures in Note 15 in relation to these matters.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002.
Tysons, Virginia
February 21, 2020

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ and shares in millions, except per share amount)

	As of December 31
	2019	2018
ASSETS
Current assets:
Cash and equivalents	$19,912.3	$787.8
Trade accounts receivable, less allowance for doubtful accounts of $103.7 as of December 31, 2019 and $102.5 as of December 31, 2018	3,191.4	3,029.8
Inventories	1,628.3	1,631.4
Prepaid expenses and other current assets	864.6	858.0
Current assets, discontinued operations	—	786.8
Total current assets	25,596.6	7,093.8
Property, plant and equipment, net	2,302.0	2,249.6
Other long-term assets	1,720.8	571.0
Goodwill	22,712.5	22,580.5
Other intangible assets, net	9,749.7	10,282.8
Other assets, discontinued operations	—	5,054.8
Total assets	$62,081.6	$47,832.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$212.4	$51.8
Trade accounts payable	1,514.4	1,495.4
Accrued expenses and other liabilities	3,205.3	2,689.3
Current liabilities, discontinued operations	—	605.0
Total current liabilities	4,932.1	4,841.5
Other long-term liabilities	5,350.9	4,701.6
Long-term debt	21,516.7	9,688.5
Long-term liabilities, discontinued operations	—	374.2
Stockholders’ equity:
Preferred stock, without par value, 15.0 million shares authorized; 1.65 million shares of 4.75% Mandatory Convertible Preferred Stock, Series A, issued and outstanding as of December 31, 2019; no shares issued or outstanding as of December 31, 2018	1,599.6	—
Common stock - $0.01 par value, 2.0 billion shares authorized; 835.5 million issued and 695.5 million outstanding as of December 31, 2019; 817.9 million issued and 701.5 million outstanding as of December 31, 2018	8.4	8.2
Additional paid-in capital	7,564.6	5,834.3
Retained earnings	24,166.3	25,163.0
Accumulated other comprehensive income (loss)	(3,068.3)	(2,791.1)
Total Danaher stockholders’ equity	30,270.6	28,214.4
Noncontrolling interests	11.3	12.3
Total stockholders’ equity	30,281.9	28,226.7
Total liabilities and stockholders’ equity	$62,081.6	$47,832.5
See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)

	Year Ended December 31
	2019		2018		2017
Sales	$17,911.1		$17,048.5		$15,518.8
Cost of sales	(7,927.4)		(7,543.2)		(6,947.5)
Gross profit	9,983.7		9,505.3		8,571.3
Operating costs:
Selling, general and administrative expenses	(5,588.3)		(5,391.0)		(5,042.6)
Research and development expenses	(1,126.0)		(1,059.2)		(956.4)
Operating profit	3,269.4		3,055.1		2,572.3
Nonoperating income (expense):
Other income, net	12.0		34.5		103.5
Loss on early extinguishment of borrowings	(6.5)		—		—
Interest expense	(108.6)		(136.9)		(140.1)
Interest income	139.0		9.2		7.5
Earnings from continuing operations before income taxes	3,305.3		2,961.9		2,543.2
Income taxes	(873.0)		(555.6)		(371.0)
Net earnings from continuing operations	2,432.3		2,406.3		2,172.2
Earnings from discontinued operations, net of income taxes	575.9		244.6		319.9
Net earnings	3,008.2		2,650.9		2,492.1
Mandatory convertible preferred stock dividends	(68.4)		—		—
Net earnings attributable to common stockholders	$2,939.8		$2,650.9		$2,492.1
Net earnings per common share from continuing operations:
Basic	$3.31		$3.43		$3.12
Diluted	$3.26		$3.39		$3.08
Net earnings per common share from discontinued operations:
Basic	$0.81		$0.35		$0.46
Diluted	$0.79		$0.34		$0.45
Net earnings per common share:
Basic	$4.11	*	$3.78		$3.58
Diluted	$4.05		$3.74	*	$3.53
Average common stock and common equivalent shares outstanding:
Basic	715.0		700.6		695.8
Diluted	725.5		710.2		706.1

*	Net earnings per common share amount does not add due to rounding.
See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)

	Year Ended December 31
	2019	2018	2017
Net earnings	$3,008.2	$2,650.9	$2,492.1
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(75.2)	(632.2)	976.1
Pension and postretirement plan benefit adjustments	(90.4)	(12.7)	71.0
Unrealized gain (loss) on available-for-sale securities	1.2	(0.8)	(19.6)
Cash flow hedge adjustments	(112.8)	—	—
Total other comprehensive income (loss), net of income taxes	(277.2)	(645.7)	1,027.5
Comprehensive income	$2,731.0	$2,005.2	$3,519.6
See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 ($ and shares in millions)

	Year Ended December 31
	2019	2018	2017
Preferred stock:
Balance, beginning of period	$—	$—	$—
Issuance of Mandatory Convertible Preferred Stock	1,599.6	—	—
Balance, end of period	$1,599.6	$—	$—
Common stock:
Balance, beginning of period	$8.2	$8.1	$8.1
Common stock-based award activity	0.1	0.1	—
Issuance of common stock	0.1	—	—
Balance, end of period	$8.4	$8.2	$8.1
Additional paid-in capital:
Balance, beginning of period	$5,834.3	$5,538.2	$5,312.9
Common stock-based award activity	314.7	252.8	214.1
Common stock issued in connection with acquisitions	—	23.9	—
Common stock issued in connection with LYONs’ conversions	32.5	19.4	12.4
Issuance of common stock	1,443.1	—	—
Change in noncontrolling interests	—	—	(1.2)
Sale of Envista Holdings Corporation common stock	(60.0)	—	—
Balance, end of period	$7,564.6	$5,834.3	$5,538.2
Retained earnings:
Balance, beginning of period	$25,163.0	$22,806.1	$20,703.5
Adoption of accounting standards	—	154.5	—
Net earnings	3,008.2	2,650.9	2,492.1
Common stock dividends declared	(484.4)	(448.5)	(389.5)
Mandatory Convertible Preferred Stock dividends declared	(68.4)	—	—
Tendered common stock in exchange offer for Envista Holdings Corporation common stock	(3,452.1)	—	—
Balance, end of period	$24,166.3	$25,163.0	$22,806.1
Accumulated other comprehensive income (loss):
Balance, beginning of period	$(2,791.1)	$(1,994.2)	$(3,021.7)
Adoption of accounting standards	—	(151.2)	—
Other comprehensive income (loss)	(277.2)	(645.7)	1,027.5
Balance, end of period	$(3,068.3)	$(2,791.1)	$(1,994.2)
Noncontrolling interests:
Balance, beginning of period	$12.3	$9.6	$74.0
Activity related to Envista Holdings Corporation	(3.3)	—	—
Change in noncontrolling interests	2.3	2.7	(64.4)
Balance, end of period	$11.3	$12.3	$9.6
Total stockholders’ equity, end of period	$30,281.9	$28,226.7	$26,367.8
See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ and shares in millions)

	Year Ended December 31
	2019	2018	2017
Cash flows from operating activities:
Net earnings	$3,008.2	$2,650.9	$2,492.1
Less: earnings from discontinued operations, net of income taxes	575.9	244.6	319.9
Net earnings from continuing operations	2,432.3	2,406.3	2,172.2
Noncash items:
Depreciation	564.4	562.1	538.1
Amortization	625.1	615.6	578.8
Stock-based compensation expense	158.8	138.1	127.1
Restructuring and impairment charges	—	1.7	49.3
Pretax gain on sales of investments	—	—	(72.8)
Change in deferred income taxes	(415.2)	(252.2)	(428.5)
Change in trade accounts receivable, net	(156.4)	(54.5)	(142.5)
Change in inventories	(21.9)	(134.4)	3.1
Change in trade accounts payable	18.1	229.6	(53.9)
Change in prepaid expenses and other assets	47.7	75.9	(12.9)
Change in accrued expenses and other liabilities	404.5	55.8	364.2
Total operating cash provided by continuing operations	3,657.4	3,644.0	3,122.2
Total operating cash provided by discontinued operations	294.2	378.0	355.6
Net cash provided by operating activities	3,951.6	4,022.0	3,477.8
Cash flows from investing activities:
Cash paid for acquisitions	(331.3)	(2,173.3)	(385.8)
Payments for additions to property, plant and equipment	(635.5)	(583.5)	(570.7)
Proceeds from sales of property, plant and equipment	12.8	6.3	32.5
Payments for purchases of investments	(241.0)	(145.9)	—
Proceeds from sales of investments	—	22.2	137.9
All other investing activities	28.9	0.3	(2.4)
Total investing cash used in continuing operations	(1,166.1)	(2,873.9)	(788.5)
Total investing cash used in discontinued operations	(72.0)	(75.5)	(54.9)
Net cash used in investing activities	(1,238.1)	(2,949.4)	(843.4)
Cash flows from financing activities:
Proceeds from the issuance of common stock in connection with stock-based compensation	130.1	96.0	68.8
Proceeds from the public offering of common stock, net of issuance costs	1,443.2	—	—
Proceeds from the public offering of preferred stock, net of issuance costs	1,599.6	—	—
Net proceeds from the sale of Envista Holdings Corporation common stock, net of issuance costs	643.4	—	—
Payment of dividends	(526.7)	(433.4)	(378.3)
Payment for purchase of noncontrolling interest	—	—	(64.4)
Net proceeds from (repayments of) borrowings (maturities of 90 days or less)	2,801.8	65.7	(3,778.5)
Proceeds from borrowings (maturities longer than 90 days)	12,112.8	—	1,782.1
Repayments of borrowings (maturities longer than 90 days)	(1,564.5)	(507.8)	(668.4)
Make-whole premiums to redeem borrowings prior to maturity	(6.5)	—	—
All other financing activities	(43.3)	(17.9)	(59.8)
Total financing cash provided by (used in) continuing operations	16,589.9	(797.4)	(3,098.5)
Cash distributions to Envista Holdings Corporation, net	(224.0)	—	—
Net cash provided by (used in) financing activities	16,365.9	(797.4)	(3,098.5)
Effect of exchange rate changes on cash and equivalents	45.1	(117.7)	130.7
Net change in cash and equivalents	19,124.5	157.5	(333.4)
Beginning balance of cash and equivalents	787.8	630.3	963.7
Ending balance of cash and equivalents	$19,912.3	$787.8	$630.3

Supplemental disclosure:
Shares redeemed through the split-off of Envista Holdings Corporation (22.9 shares held as Treasury shares)	$3,452.1	$—	$—
See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business—Danaher Corporation (“Danaher” or the “Company”) designs, manufactures and markets professional, medical, industrial and commercial products and services, which are typically characterized by strong brand names, innovative technology and major market positions. As of December 31, 2019, the Company operates in three business segments: Life Sciences; Diagnostics; and Environmental & Applied Solutions.
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
The Company’s Environmental & Applied Solutions segment offers products and services that help protect important resources and keep global food and water supplies safe. The Company’s water quality business provides instrumentation, consumables, software, services and disinfection systems to help analyze, treat and manage the quality of ultra-pure, potable, industrial, waste, ground, source and ocean water in residential, commercial, municipal, industrial and natural resource applications. The Company’s product identification business provides equipment, software, services and consumables for various color and appearance management, packaging design and quality management, packaging converting, printing, marking, coding and traceability applications for consumer, pharmaceutical and industrial products.
Refer to Notes 3 and 4 for a discussion of significant acquisitions and discontinued operations, including the disposal of the Company’s former Dental segment through the initial public offering (“IPO”) and split-off of Envista Holdings Corporation during 2019.
Accounting Principles—The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation. The Consolidated Financial Statements also reflect the impact of noncontrolling interests. Noncontrolling interests do not have a significant impact on the Company’s consolidated results of continuing operations, therefore earnings attributable to noncontrolling interests for continuing operations are not presented separately in the Company’s Consolidated Statements of Earnings. Earnings attributable to noncontrolling interests have been reflected in selling, general and administrative expenses and were insignificant in all periods presented. Reclassifications of certain prior year amounts have been made to conform to the current year presentation.
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
Accounts Receivable and Allowances for Doubtful Accounts—All trade accounts, contract and finance receivables are reported on the accompanying Consolidated Balance Sheets adjusted for any write-offs and net of allowances for doubtful accounts. The allowances for doubtful accounts represent management’s best estimate of the credit losses expected from the Company’s trade accounts, contract and finance receivable portfolios. Determination of the allowances requires management to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the provision for credit losses and, therefore, net earnings. The Company regularly performs detailed reviews of its portfolios to determine if an impairment has occurred and evaluates the collectability of receivables based on a combination of various financial and qualitative factors that may affect customers’ ability to pay, including customers’ financial condition, collateral, debt-servicing ability, past payment experience and credit bureau information. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the recognized receivable to the amount reasonably expected to be collected. Additions to the allowances for doubtful accounts are charged to current period earnings, amounts determined to be uncollectible are charged directly against the allowances, while amounts recovered on previously written-off accounts increase the allowances. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves would be required. The Company does not believe that trade accounts receivable represent significant concentrations of credit risk because of the diversified portfolio of individual customers and geographical areas. The Company recorded $30 million, $31 million and $27 million of expense associated with doubtful accounts for the years ended December 31, 2019, 2018 and 2017, respectively.
Included in the Company’s trade accounts receivable and other long-term assets as of December 31, 2019 and 2018 are $244 million and $217 million of net aggregate financing receivables, respectively. All financing receivables are evaluated for impairment based on individual customer credit profiles.
Inventory Valuation—Inventories include the costs of material, labor and overhead. Domestic inventories are stated at the lower of cost and net realizable value primarily using the first-in, first-out (“FIFO”) method with certain businesses applying the last-in, first-out method (“LIFO”) to value inventory. Inventories held outside the United States are stated at the lower of cost or market primarily using the FIFO method.
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
Investments—Investments over which the Company has a significant influence but not a controlling interest, are accounted for using the equity method of accounting which requires the Company to record its initial investment at cost and adjust the balance each period for the Company’s share of the investee’s income or loss and dividends paid. The Company also invests in start-up companies where the Company has neither control of nor significant influence over the investee. Beginning in 2018 with the adoption of Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, the Company measures these non-marketable equity securities at fair value and recognizes changes in fair value in net earnings. For securities without readily available fair values, the Company has elected the measurement alternative to record these investments at cost and to adjust for impairments and observable price changes with a same or similar security from the same issuer within net earnings (the “Fair Value Alternative”). Additionally, the Company is a limited partner in a partnership that invests in start-up companies. While the partnership records these investments at fair value, the Company’s investment in the partnership is accounted for under the equity method of accounting. The Company made minority investments in non-marketable equity securities and equity method investments totaling $241 million in 2019 and $146 million in 2018, including investments in a partnership of $189 million in 2019 and $86 million in 2018. No significant realized or unrealized gains or losses were recorded in either 2019 or 2018 with respect to these investments.
Other Assets—Other assets principally include noncurrent financing receivables, noncurrent deferred tax assets and other investments.
Fair Value of Financial Instruments—The Company’s financial instruments consist primarily of cash and cash equivalents, trade accounts receivable, investments in equity securities, available-for-sale debt securities and cross-currency swaps, nonqualified deferred compensation plans, obligations under trade accounts payable and short and related long-term debt. Due to their short-term nature, the carrying values for cash and cash equivalents, trade accounts receivable and trade accounts payable approximate fair value. Refer to Note 9 for the fair values of the Company’s investments in equity securities, available-for-sale debt securities and cross-currency swaps and other obligations.
Goodwill and Other Intangible Assets—Goodwill and other intangible assets result from the Company’s acquisition of existing businesses. In accordance with accounting standards related to business combinations, goodwill is not amortized; however, certain finite-lived identifiable intangible assets, primarily customer relationships and acquired technology, are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized. In-process research and development (“IPR&D”) is initially capitalized at fair value and when the IPR&D project is complete, the asset is considered a finite-lived intangible asset and amortized over its estimated useful life. If an IPR&D project is abandoned, an impairment loss equal to the value of the intangible asset is recorded in the period of abandonment. The Company reviews identified intangible assets and goodwill for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company also tests intangible assets with indefinite lives and goodwill for impairment at least annually. Refer to Notes 3 and 8 for additional information about the Company’s goodwill and other intangible assets.
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
The Company recorded a net increase to beginning retained earnings of $3 million (including the impact attributable to discontinued operations) as of January 1, 2018 due to the cumulative impact of adopting ASC 606. The impact to beginning retained earnings was primarily driven by the capitalization of certain costs to obtain a contract, primarily sales-related commissions, partially offset by the deferral of revenue for unfulfilled performance obligations. The adoption of ASC 606 did not have a significant impact on the Company’s Consolidated Financial Statements as of and for the year ended December 31, 2018 and, as a result, comparisons of revenues and operating profit performance between periods are not affected by the adoption of this standard. Refer to Note 2 for additional disclosures required by ASC 606.
The Company derives revenues primarily from the sale of Life Sciences, Diagnostics and Environmental & Applied Solutions products and services. Revenue is recognized when control of the promised products or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services (the transaction price). A performance obligation is a promise in a contract to transfer a distinct product or service to a customer and is the unit of account under ASC 606. For equipment, consumables and most software licenses sold by the Company, control transfers to the customer at a point in time. To indicate the transfer of control, the Company must have a present right to payment, legal title must have passed to the customer, the customer must have the significant risks and rewards of ownership, and where acceptance is not a formality, the customer must have accepted the product or service. The Company’s principal terms of sale are FOB Shipping Point, or equivalent, and, as such, the Company primarily transfers control and records revenue for product sales upon shipment. Sales arrangements with delivery terms that are not FOB Shipping Point are not recognized upon shipment and the transfer of control for revenue recognition is evaluated based on the associated shipping terms and customer obligations. If a performance obligation to the customer with respect to a sales transaction remains to be fulfilled following shipment (typically installation or acceptance by the customer), revenue recognition for that performance obligation is deferred until such commitments have been fulfilled. Returns for products sold are estimated and recorded as a reduction of revenue at the time of sale. Customer allowances and rebates, consisting primarily of volume discounts and other short-term incentive programs, are recorded as a reduction of revenue at the time of sale because these allowances reflect a reduction in the transaction price. Product returns, customer allowances and rebates are estimated based on historical experience and known trends. For extended warranty, service, post contract support (“PCS”), software-as-a-service (“SaaS”) and other long-term contracts, control transfers to the customer over the term of the arrangement. Revenue for extended warranty, service, PCS, SaaS and certain software licenses is recognized based upon the period of time elapsed under the arrangement. Revenue for other long-term contracts is generally recognized based upon the cost-to-cost measure of progress, provided that the Company meets the criteria associated with transferring control of the good or service over time.
Certain of the Company’s revenues relate to operating-type lease (“OTL”) arrangements. Leases are outside the scope of ASC 606 and are therefore accounted for in accordance with ASC 842, Leases (or ASC 840, Leases (“ASC 840”) prior to January 1, 2019). Equipment lease revenue for OTL agreements is recognized on a straight-line basis over the life of the lease, and the cost of customer-leased equipment is recorded within property, plant and equipment in the accompanying Consolidated Balance Sheets and depreciated over the equipment’s estimated useful life. Depreciation expense associated with the leased equipment under OTL arrangements is reflected in cost of sales in the accompanying Consolidated Statements of Earnings. The OTLs are generally not cancellable until after an initial term and may or may not require the customer to purchase a minimum number of consumables or tests throughout the contract term. The Company also enters into sales-type lease (“STL”) arrangements with customers which result in earlier recognition of equipment lease revenue as compared to an OTL.
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
Income Taxes—The Company’s income tax expense represents the tax liability for the current year, the tax benefit or expense for the net change in deferred tax liabilities and assets during the year, as well as reserves for unrecognized tax benefits and return to provision adjustments. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the Company’s tax return in future years for which the tax benefit has already been reflected on the Company’s Consolidated Statements of Earnings. The Company establishes valuation allowances for its deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized. Deferred tax liabilities generally represent items that have already been taken as a deduction on the Company’s tax return but have not yet been recognized as an expense in the Company’s Consolidated Statements of Earnings. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income tax expense in the period that includes the enactment date. The Company provides for unrecognized tax benefits when, based upon the technical merits, it is “more likely than not” that an uncertain tax position will not be sustained upon examination.  Judgment is required in evaluating tax positions and determining income tax provisions.  The Company re-evaluates the technical merits of its tax positions and may recognize an uncertain tax benefit in certain circumstances, including when: (1) a tax audit is completed; (2) applicable tax laws change, including a tax case ruling or legislative guidance; or (3) the applicable statute of limitations expires. The Company recognizes potential accrued interest and penalties associated with unrecognized tax positions in income tax expense. Refer to Note 15 for additional information and discussion of the impact of the enactment of the Tax Cuts and Jobs Act (“TCJA”) in the United States.
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
Foreign Currency Translation—Exchange rate adjustments resulting from foreign currency transactions are recognized in net earnings, whereas effects resulting from the translation of financial statements are reflected as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than U.S. dollars are translated into U.S. dollars using year end exchange rates and income statement accounts are translated at weighted average rates. Net foreign currency transaction gains or losses were not material in any of the years presented. The Company uses its foreign currency-denominated debt and cross-currency swap arrangements whereby existing U.S. dollar-denominated borrowings are effectively converted to foreign currency borrowings to partially hedge its net investments in foreign operations against adverse movements in exchange rates.
Derivative Financial Instruments—The Company is neither a dealer nor a trader in derivative instruments. The Company has generally accepted the exposure to transactional exchange rate movements without using derivative instruments to manage this risk, although the Company from time to time partially hedges its net investments in foreign operations against adverse movements in exchange rates through foreign currency-denominated debt and cross-currency swaps. The Company will periodically enter into foreign currency forward contracts to mitigate a portion of its foreign currency exchange risk and forward starting swaps to mitigate interest rate risk related to the Company’s debt. The Company also uses cross-currency swap derivative contracts to hedge long-term debt issuances in a foreign currency other than the functional currency of the borrower. When utilized, the derivative instruments are recorded on the Consolidated Balance Sheets as either an asset or liability measured at fair value. To the extent the derivative instrument qualifies as an effective hedge, changes in fair value are recognized in accumulated other comprehensive income (loss) in stockholders’ equity. Changes in the value of the foreign currency denominated debt and cross-currency swaps designated as hedges of the Company’s net investment in foreign operations based on spot rates are recognized in accumulated other comprehensive income (loss) in stockholders’ equity and offset changes in the value of the Company’s foreign currency denominated operations. In January 2019, the Company entered into approximately $1.9 billion of cross-currency swap derivative contracts on its U.S. dollar-denominated bonds to effectively convert the Company’s U.S. dollar-denominated bonds to obligations denominated in Danish kroner, Japanese yen, euro and

Swiss franc. In June 2019, the Company entered into interest rate swap agreements with a notional amount of $850 million. These contracts effectively fixed the interest rate for a portion of the Company’s U.S. dollar-denominated debt ultimately issued in November 2019 equal to the notional amount of the swaps to the rate specified in the interest rate swap agreements. In November 2019, the Company entered into cross-currency swap derivative contracts to effectively convert the approximately $4.0 billion of U.S. dollar-denominated bonds into euro-denominated bonds. The Company’s use of foreign currency forward contracts and forward starting swaps during 2018 and 2017 and as of the years then ended was not significant. All of these cross-currency swap derivative contracts remain outstanding as of December 31, 2019. Refer to Note 12 for additional information.

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

	Foreign Currency Translation Adjustments		Pension & Postretirement Plan Benefit Adjustments		Unrealized Gain (Loss) on Available-For-Sale Securities		Cash Flow Hedge Adjustments		Total
Balance, January 1, 2017	$(2,398.2)		$(642.2)		$18.7		$—		$(3,021.7)
Other comprehensive income (loss) before reclassifications:
Increase	976.1		62.4		41.7		—		1,080.2
Income tax impact	—		(13.4)		(15.7)		—		(29.1)
Other comprehensive income (loss) before reclassifications, net of income taxes	976.1		49.0		26.0		—		1,051.1
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—		28.7	(a)	(72.8)	(b)	—		(44.1)
Income tax impact	—		(6.7)		27.2		—		20.5
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—		22.0		(45.6)		—		(23.6)
Net current period other comprehensive income (loss), net of income taxes	976.1		71.0		(19.6)		—		1,027.5
Balance, December 31, 2017	(1,422.1)		(571.2)		(0.9)		—		(1,994.2)
Adoption of accounting standards	(43.8)		(107.2)		(0.2)		—		(151.2)
Balance, January 1, 2018	(1,465.9)		(678.4)		(1.1)		—		(2,145.4)
Other comprehensive income (loss) before reclassifications:
Decrease	(632.2)		(44.9)		(1.1)		—		(678.2)
Income tax impact	—		9.2		0.3		—		9.5
Other comprehensive income (loss) before reclassifications, net of income taxes	(632.2)		(35.7)		(0.8)		—		(668.7)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—		30.3	(a)	—		—		30.3
Income tax impact	—		(7.3)		—		—		(7.3)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—		23.0		—		—		23.0
Net current period other comprehensive income (loss), net of income taxes	(632.2)		(12.7)		(0.8)		—		(645.7)
Balance, December 31, 2018	(2,098.1)		(691.1)		(1.9)		—		(2,791.1)
Other comprehensive income (loss) before reclassifications:
(Decrease) increase	(178.4)		(149.6)		1.6		(149.2)		(475.6)
Income tax impact	(5.8)		32.0		(0.4)		9.0		34.8
Other comprehensive income (loss) before reclassifications, net of income taxes	(184.2)		(117.6)		1.2		(140.2)		(440.8)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	109.0	(d)	35.7	(a)	—		27.5	(c)	172.2
Income tax impact	—		(8.5)		—		(0.1)		(8.6)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	109.0		27.2		—		27.4		163.6
Net current period other comprehensive income (loss), net of income taxes	(75.2)		(90.4)		1.2		(112.8)		(277.2)
Balance, December 31, 2019	$(2,173.3)		$(781.5)		$(0.7)		$(112.8)		$(3,068.3)

(a)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension and postretirement cost (refer to Notes 13 and 14 for additional details).

(b)	Included in other income, net in the accompanying Consolidated Statement of Earnings (refer to Note 16 for additional details).
(c) Reflects reclassification to earnings related to remeasurement of certain long-term debt (refer to Note 12 for additional details).
(d) Reflects reclassification to earnings related to the Envista Disposition (refer to Note 4 for additional details).

Accounting for Stock-Based Compensation—The Company accounts for stock-based compensation by measuring the cost of employee services received in exchange for all equity awards granted, including stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”), based on the fair value of the award as of the grant date. Equity-based compensation expense is recognized net of an estimated forfeiture rate on a straight-line basis over the requisite service period of the award, except that in the case of RSUs, compensation expense is recognized using an accelerated attribution method. Refer to Note 19 for additional information on the stock-based compensation plans in which certain employees of the Company participate.
Pension and Postretirement Benefit Plans—The Company measures its pension and postretirement plans’ assets and its obligations that determine the respective plan’s funded status as of the end of the Company’s fiscal year, and recognizes an asset for a plan’s overfunded status or a liability for a plan’s underfunded status in its balance sheet. Changes in the funded status of the plans are recognized in the year in which the changes occur and reported in comprehensive income (loss). Refer to Notes 13 and 14 for additional information on the Company’s pension and postretirement plans including a discussion of the actuarial assumptions, the Company’s policy for recognizing the associated gains and losses and the method used to estimate service and interest cost components.
Accounting Standards Recently Adopted—In July 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-09, Codification Improvements. ASU 2018-09 amends an illustrative example of a fair value hierarchy disclosure to indicate that a certain type of investment should not always be considered to be eligible to use the net asset value per share practical expedient. Also, it further clarifies that an entity should evaluate whether a readily determinable fair value exists or whether its investments qualify for the net asset value per share practical expedient in accordance with ASC 820, Fair Value Measurement. ASU 2018-09 was adopted by the Company on January 1, 2019 and resulted in the reclassification of assets previously identified as common collective trusts in the fair value hierarchy. Refer to Note 13 for further information.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The ASU was effective for public entities for fiscal years beginning after December 15, 2018. In January 2019, the Company entered into approximately $1.9 billion of cross-currency swap derivative contracts to hedge its net investment in foreign operations against adverse changes in the exchange rates between the U.S. dollar and the Danish kroner, Japanese yen, euro and Swiss franc. In June 2019, the Company entered into interest rate swap agreements with a notional amount of $850 million which represents a portion of the amount of U.S. dollar-denominated bonds (with terms ranging from 10 to 30 years) the Company ultimately issued to finance a portion of the acquisition of the Biopharma Business of General Electric Company (“GE”) Life Sciences (the “GE Biopharma Business” or “GE Biopharma”). These contracts effectively fixed the interest rate for a portion of the Company’s U.S. dollar-denominated debt ultimately issued in November 2019 equal to the notional amount of the swaps to the rate specified in the interest rate swap agreements. In November 2019, the Company entered into cross-currency swap derivative contracts to effectively convert the approximately $4.0 billion of U.S. dollar-denominated bonds into euro-denominated bonds. Refer to Note 11 for additional disclosures about the Company’s debt issuances related to the pending GE Biopharma acquisition and Note 12 for additional disclosures about the Company’s hedging activities.
In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which provided clarity on which changes to the terms or conditions of share-based payment awards require an entity to apply the modification accounting provisions required in Topic 718. The adoption of this ASU on January 1, 2019 did not have a significant impact on the Company’s Consolidated Financial Statements.
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
On January 1, 2019, the Company adopted ASC 842 using the modified retrospective method for all lease arrangements at the beginning of the period of adoption. Results for reporting periods beginning January 1, 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 840. The standard had a material impact on the Company’s Consolidated Balance Sheet but did not have a significant impact on the Company’s consolidated net earnings and cash flows. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while the accounting for finance leases remained substantially unchanged. For leases that commenced before the effective date of ASC 842, the Company elected the permitted practical expedients to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. The Company also elected to include leases with a term of 12 months or less in the recognized ROU assets and lease liabilities.
As a result of the cumulative impact of adopting ASC 842, the Company recorded operating lease ROU assets of $806 million and operating lease liabilities of $838 million related to continuing operations as of January 1, 2019, primarily related to real estate and automobile leases, based on the present value of the future lease payments on the date of adoption. Refer to Note 5 for the additional disclosures required by ASC 842.
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
The Company leases Life Sciences, Diagnostics, and Environmental & Applied Solutions equipment to customers, which requires the Company to determine whether the arrangements are OTL or STL arrangements. Equipment lease revenue for OTL agreements is recognized on a straight-line basis over the life of the lease, and the costs of customer-leased equipment are recorded within property, plant and equipment, net in the accompanying Consolidated Balance Sheets and depreciated over the equipment’s estimated useful life. Depreciation expense associated with the leased equipment under OTL arrangements is reflected in cost of sales in the accompanying Consolidated Statements of Earnings. The OTLs are generally not cancellable until after an initial term and may or may not require the customer to purchase a minimum number of consumables or tests throughout the contract term. An STL results in earlier recognition of equipment revenue as compared to an OTL. Some of the Company’s leases include a purchase option for the customer to purchase the leased asset at the end of the lease arrangement for a purchase price equal to the asset’s fair market value at the time of the purchase. The Company manages its risk on the unguaranteed residual asset for leased equipment through the pricing and term of the leases. In certain geographies, equipment coming off OTL and STL arrangements after the initial lease term may be leased to other customers or used for spare parts.
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
Accounting Standards Not Yet Adopted—In August 2018, the FASB issued ASU No. 2018-14, Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, which amends ASC 715, Compensation—Retirement Benefits, to add, remove and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The ASU is effective for public entities for fiscal years beginning after December 15, 2020, with early adoption permitted. Management has not yet completed its assessment of the impact of the new standard on the Company’s Consolidated Financial Statements.
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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. The ASU is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which provided additional implementation guidance on the previously issued ASU. On January 1, 2020, the Company adopted the ASU using the modified retrospective transition method. The Company recorded a net decrease to beginning retained earnings of $8 million as of January 1, 2020 due to the cumulative impact of adopting ASC 326. The impact to retained earnings was primarily the result of an increase in the Company’s allowance for doubtful accounts as a result of ASC 326’s requirement to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables.

NOTE 2. REVENUE
The following table presents the Company’s revenues disaggregated by geographical region and revenue type for the years ended December 31, 2019 and 2018 ($ in millions). Sales taxes and other usage-based taxes collected from customers are excluded from revenues. The Company defines high-growth markets as developing markets of the world experiencing extended periods of accelerated growth in gross domestic product and infrastructure which include Eastern Europe, the Middle East, Africa, Latin America and Asia (with the exception of Japan, Australia and New Zealand). The Company defines developed markets as all markets of the world that are not high-growth markets.

	Life Sciences	Diagnostics	Environmental & Applied Solutions	Total
Year ended December 31, 2019
Geographical region:
North America	$2,595.5	$2,531.6	$1,885.3	$7,012.4
Western Europe	1,875.5	1,132.5	1,048.5	4,056.5
Other developed markets	585.7	401.7	124.9	1,112.3
High-growth markets	1,894.4	2,495.7	1,339.8	5,729.9
Total	$6,951.1	$6,561.5	$4,398.5	$17,911.1

Revenue type:
Recurring	$4,411.2	$5,524.5	$2,371.8	$12,307.5
Nonrecurring	2,539.9	1,037.0	2,026.7	5,603.6
Total	$6,951.1	$6,561.5	$4,398.5	$17,911.1

Year ended December 31, 2018
Geographical region:
North America	$2,295.6	$2,403.4	$1,770.7	$6,469.7
Western Europe	1,846.7	1,155.4	1,059.1	4,061.2
Other developed markets	570.0	379.1	125.7	1,074.8
High-growth markets	1,759.1	2,319.7	1,364.0	5,442.8
Total	$6,471.4	$6,257.6	$4,319.5	$17,048.5

Revenue type:
Recurring	$4,131.8	$5,272.0	$2,280.0	$11,683.8
Nonrecurring	2,339.6	985.6	2,039.5	5,364.7
Total	$6,471.4	$6,257.6	$4,319.5	$17,048.5

The Company sells equipment to customers as well as consumables, software licenses and services, some of which customers purchase on a recurring basis. Consumables sold for use with the equipment sold by the Company are typically critical to the use of the equipment and are typically used on a one-time or limited basis, requiring frequent replacement in the customer’s operating cycle. Examples of these consumables include reagents used in diagnostic tests, filters used in filtration, separation and purification processes and cartridges for marking and coding equipment. Additionally, some of the Company’s consumables are used on a standalone basis, such as water treatment solutions. The Company separates its goods and services between those typically sold on a recurring basis and those typically sold on a nonrecurring basis. Recurring revenue includes revenue from consumables, services, software licenses recognized over time, SaaS licenses, sales-and-usage based royalties and OTLs. Nonrecurring revenue includes sales from equipment, software licenses recognized at a point in time and STLs. OTLs and STLs are included in the above revenue amounts. For the years ended December 31, 2019 and 2018, lease revenue was $432 million and $401 million, respectively.
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
As of December 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $2.0 billion. The Company expects to recognize revenue on approximately 41% of the remaining performance obligations over the next 12 months, 26% over the subsequent 12 months, and the remainder recognized thereafter.
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
Contract assets—Most of the Company’s long-term contracts are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in billing occurring subsequent to revenue recognition resulting in contract assets. Contract assets are generally classified as other current assets in the Consolidated Balance Sheets. The balance of contract assets as of December 31, 2019 and 2018 was $77 million and $82 million, respectively.
Contract liabilities—The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of December 31, 2019 and 2018, contract liabilities were $806 million and $737 million, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheets. The increase in the contract liability balance during the year ended December 31, 2019 was primarily a result of cash payments received in advance of satisfying performance obligations and acquisitions, partially offset by revenue recognized during the year that was included in the opening contract liability balance. The increase in the contract liability balance during the year ended December 31, 2018 was primarily a result of cash payments received in advance of satisfying performance obligations and acquisitions, partially offset by revenue recognized during the year that was included in the contract liability balance at the date of adoption and foreign currency exchange. Revenue recognized during the years ended December 31, 2019 and 2018 that was included in the opening contract liability balance was $603 million and $597 million, respectively.
Contract costs—The Company capitalizes certain direct incremental costs incurred to obtain a contract, typically sales-related commissions, where the amortization period for the related asset is greater than one year. These costs are amortized over the contract term or a longer period, generally the expected life of the customer relationship if renewals are expected and the renewal commission is not commensurate with the initial commission. Contract costs are classified as current or long-term other assets in the Consolidated Balance Sheets based on the timing of when the Company expects to recognize the expense and are generally amortized into earnings on a straight-line basis (which is consistent with the transfer of control for the related goods or services). Management assesses these costs for impairment at least quarterly and as “triggering” events occur that indicate it is more likely than not that an impairment exists. The balance of contract costs as of December 31, 2019 and 2018 were not significant. Amortization expense related to these costs for the years ended December 31, 2019 and 2018 was also not significant. The costs to obtain a contract where the amortization period for the related asset is one year or less are expensed as incurred and recorded within selling, general and administrative expenses in the accompanying Consolidated Statements of Earnings.
Contract assets, liabilities and costs are reported on the accompanying Consolidated Balance Sheets on a contract-by-contract basis.

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
The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. In the months after closing, as the Company obtains additional information about these assets and liabilities, including through tangible and intangible asset appraisals, and learns more about the newly acquired business, it is able to refine the estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. The Company is continuing to evaluate certain pre-acquisition contingencies associated with certain of its 2019 acquisitions and is also in the process of obtaining valuations of certain property, plant and equipment, acquired intangible assets and certain acquisition-related liabilities in connection with these acquisitions. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.
The following briefly describes the Company’s acquisition activity for the three years ended December 31, 2019.
On February 25, 2019, the Company entered into an Equity and Asset Purchase Agreement (the “GE Biopharma Purchase Agreement”) with GE to acquire the GE Biopharma Business for a cash purchase price of approximately $21.0 billion, subject to certain adjustments, and the assumption of approximately $0.4 billion of pension liabilities (the “GE Biopharma Acquisition”). The GE Biopharma Business, to be known as Cytiva following the closing of the acquisition, is a leading provider of instruments, consumables and software that support the research, discovery, process development and manufacturing workflows of biopharmaceutical drugs. Though the timing of obtaining the final regulatory approvals necessary to close the GE Biopharma Acquisition is uncertain, the Company continues to make progress with respect thereto and expects to close the transaction in the first quarter of 2020. The acquisition is expected to provide additional sales and earnings growth opportunities for the Company’s Life Sciences segment by expanding the business’ geographic and product line diversity, including new product and service offerings that complement the Company’s current biologics workflow solutions. As a condition to obtaining certain regulatory approvals for the closing of the transaction, the Company expects it will be required to divest certain of its existing product lines that in the aggregate generated revenues of approximately $170 million in 2019.
The Company plans to finance the GE Biopharma Acquisition with approximately $3.0 billion of proceeds from the March 1, 2019 underwritten public offerings of its Common Stock and Mandatory Convertible Preferred Stock (“MCPS”), approximately $10.8 billion of proceeds from the issuance of euro-denominated and U.S. dollar-denominated long-term debt in the second half of 2019, and approximately $7.2 billion from the aggregate of proceeds from commercial paper borrowings and cash on hand. Refer to Note 11 for additional information related to the issuance of debt and to Note 19 for additional information related to the March 1, 2019 public offerings.
During 2019, the Company acquired five businesses for total consideration of $331 million in cash, net of cash acquired. The businesses acquired complement existing units of each of the Company’s three segments. The aggregate annual sales of these five businesses at the time of their acquisition, in each case based on the companies’ revenues for its last completed fiscal year prior to the acquisition, were $72 million. The Company preliminarily recorded an aggregate of $217 million of goodwill related to these acquisitions.
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
The Company financed the acquisition of IDT with available cash and proceeds from the issuance of commercial paper. The Company recorded approximately $1.2 billion of goodwill related to the IDT acquisition. The acquisition of IDT provides additional sales and earnings growth opportunities for the Company’s Life Sciences segment by expanding the segment’s product line diversity, including new product and service offerings in the area of genomics consumables, and through the potential future acquisition of complementary businesses.
In addition to the IDT acquisition, during 2018, the Company acquired one other business for total consideration of $95 million in cash, net of cash acquired. The business acquired complements an existing unit of the Environmental & Applied Solutions segment. The aggregate annual sales of this business at the time of its acquisition, based on the company’s revenues for its last completed fiscal year prior to the acquisition, were $53 million. The Company recorded an aggregate of $63 million of goodwill related to this acquisition.
During 2017, the Company acquired nine businesses for total consideration of $386 million in cash, net of cash acquired. The businesses acquired complement existing units of the Life Sciences and Environmental & Applied Solutions segments. The aggregate annual sales of these nine businesses at the time of their respective acquisitions, in each case based on the companies’ revenues for its last completed fiscal year prior to the acquisition, were $160 million. The Company recorded an aggregate of $265 million of goodwill related to these acquisitions.
The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition ($ in millions):

	2019	2018	2017
Trade accounts receivable	$9.0	$41.1	$21.6
Inventories	9.3	14.8	20.9
Property, plant and equipment	3.9	88.4	9.0
Goodwill	217.1	1,275.4	264.8
Other intangible assets, primarily customer relationships, trade names and technology	113.6	850.7	154.5
Trade accounts payable	(3.2)	(6.7)	(9.9)
Other assets and liabilities, net	(18.4)	(66.5)	(75.1)
Net assets acquired	331.3	2,197.2	385.8
Less: noncash consideration	—	(23.9)	—
Net cash consideration	$331.3	$2,173.3	$385.8

The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the individually significant acquisition in 2018 discussed above, and all of the other 2018 acquisitions as a group ($ in millions):

	IDT	Others	Total
Trade accounts receivable	$36.0	$5.1	$41.1
Inventories	14.8	—	14.8
Property, plant and equipment	88.2	0.2	88.4
Goodwill	1,212.6	62.8	1,275.4
Other intangible assets, primarily customer relationships, trade names and technology	811.0	39.7	850.7
Trade accounts payable	(5.5)	(1.2)	(6.7)
Other assets and liabilities, net	(55.0)	(11.5)	(66.5)
Net assets acquired	2,102.1	95.1	2,197.2
Less: noncash consideration	(23.9)	—	(23.9)
Net cash consideration	$2,078.2	$95.1	$2,173.3

During 2018, the Company incurred acquisition-related transaction costs and change in control payments of $15 million associated with the IDT acquisition. In addition, the Company’s earnings for 2018 reflect the pretax impact of $1 million of nonrecurring acquisition date fair value adjustments to inventory related to the IDT acquisition.
Transaction-related costs for the anticipated GE Biopharma Acquisition were $93 million for the year ended December 31, 2019. Transaction-related costs and acquisition-related fair value adjustments attributable to other acquisitions were not material for the years ended December 31, 2019, 2018 and 2017.
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

	2019	2018
Sales	$17,919.9	$17,222.7
Net earnings from continuing operations	2,429.2	2,385.3
Diluted net earnings per share from continuing operations (a)	3.26	3.36

(a) Diluted net earnings per share from continuing operations is calculated by adding the interest on the Company’s LYONs to net earnings from continuing operations and deducting the MCPS dividends from net earnings from continuing operations.
The acquisition-related transaction costs of $15 million in 2018 associated with the IDT acquisition were excluded from pro forma net earnings from continuing operations in 2018.

NOTE 4. DISCONTINUED OPERATIONS
Envista Separation
On September 20, 2019, Envista Holdings Corporation (“Envista”), completed an IPO of 30.8 million shares of its common stock, which represented 19.4% of Envista’s outstanding shares at the time of the offering, at a public offering price of $22.00 per share. Envista realized net proceeds of $643 million from the IPO, after deducting underwriting discounts and deal expenses.
In connection with the completion of the IPO, through a series of equity and other transactions, the Company transferred its dental businesses to Envista (the “Separation”). In exchange, Envista transferred consideration of approximately $2.0 billion to the Company, which consists primarily of the net proceeds from the IPO and approximately $1.3 billion of proceeds from Envista’s term debt financing. The excess of the net book value of the business transferred to Envista over the net proceeds from the IPO was $60 million and was recorded as a reduction to additional paid-in capital in the accompanying Consolidated Balance Sheet.
On December 18, 2019, Danaher completed the disposition of the remaining 80.6% ownership of Envista common stock through a split-off exchange offer, which resulted in Danaher’s repurchase of 22.9 million shares of the Company’s common stock in exchange for the remaining shares of Envista held by Danaher (the “Split-Off”). The IPO, Separation and Split-Off are collectively referred to as the “Envista Disposition”. As a result, the Company recognized a gain on the disposition of $451 million in the fourth quarter of 2019. At the time of the disposition, the Company reclassified $109 million of foreign currency translation adjustment losses related to Envista from accumulated other comprehensive income (loss) to the Company’s results of discontinued operations as a component of the net gain on the Envista Disposition. As a result of the IPO, Danaher recorded an increase to noncontrolling interest of $689 million in 2019 for the sale of the Envista common stock and subsequent earnings and other comprehensive income (loss) attributable to the noncontrolling interest. At the time of the Envista Disposition, Danaher decreased the noncontrolling interest by $692 million to record the deconsolidation of Envista and the elimination of the noncontrolling interest.
The accounting requirements for reporting Envista as a discontinued operation were met when the Split-Off was completed. Accordingly, the Consolidated Financial Statements for all periods presented reflect this business as a discontinued operation. The Company allocated a portion of the consolidated interest expense to discontinued operations based on the ratio of the discontinued business’ net assets to the Company’s consolidated net assets. Envista had revenues of approximately $2.6 billion in 2019 prior to the exchange offer and approximately $2.8 billion in 2018.

As a result of the Envista Disposition, the Company incurred $69 million and $15 million in IPO and Separation-related costs during the years ended December 31, 2019 and 2018, respectively, which are reflected in earnings from discontinued operations, net of income taxes in the accompanying Consolidated Statements of Earnings. These costs primarily relate to professional fees associated with preparation of regulatory filings and activities within finance, tax, legal and information technology functions as well as certain investment banking fees and tax costs.
Danaher used a portion of the consideration received from Envista to redeem $882 million in aggregate principal amount of outstanding indebtedness in the fourth quarter of 2019 (consisting of the Company’s 2.4% senior unsecured notes due 2020 and 5.0% senior unsecured notes due 2020). The Company incurred make-whole premiums in connection with the redemption of $7 million ($5 million after-tax or $0.01 per diluted share). The Company used the balance of the consideration it received from Envista to redeem commercial paper borrowings as they matured.
In connection with the Envista IPO and Separation, Danaher and Envista entered into various agreements to effect the disposition and provide a framework for their relationship after the Envista Separation, including a separation agreement, transition services agreement, employee matters agreement, tax matters agreement, intellectual property matters agreement and DANAHER BUSINESS SYSTEM (“DBS”) license agreement. These agreements provide for the allocation between Danaher and Envista of assets, employees, liabilities and obligations (including investments, property and employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after Envista’s separation from Danaher and govern certain relationships between Danaher and Envista after the Envista Separation. In addition, Danaher is also party to various commercial agreements with Envista entities. The amounts paid and received by Danaher for transition services provided under the above agreements as well as sales and purchases to and from Envista were not material to the Company’s results of operations for the year ended December 31, 2019.
Fortive Corporation Separation
On July 2, 2016 (the “Distribution Date”), Danaher completed the separation (the “Fortive Separation”) of its former Test & Measurement segment, Industrial Technologies segment (excluding the product identification businesses) and retail/commercial petroleum business by distributing to Danaher stockholders on a pro rata basis all of the issued and outstanding common stock of Fortive Corporation (“Fortive”), the entity Danaher incorporated to hold such businesses. Danaher recorded a $22 million income tax benefit in 2017 related to the release of previously provided reserves associated with uncertain tax positions on certain Danaher tax returns which were jointly filed with Fortive entities. These reserves were released due to the expiration of statutes of limitations for those returns. All Fortive entity-related balances are included in the income tax benefit related to discontinued operations for the year ended December 31, 2017.
The key components of income from both the Envista and Fortive businesses from discontinued operations for the years ended December 31 were as follows ($ in millions):

	2019	2018	2017
Sales	$2,610.1	$2,844.5	$2,810.9
Cost of sales	(1,177.2)	(1,242.7)	(1,189.7)
Selling, general and administrative expenses	(1,094.6)	(1,081.1)	(1,030.7)
Research and development expenses	(151.4)	(172.0)	(172.4)
Other income, net	1.7	2.7	0.1
Interest expense	(9.1)	(20.5)	(22.6)
Income from discontinued operations before income taxes	179.5	330.9	395.6
Gain on disposition of Envista before income taxes	451.1	—	—
Earnings from discontinued operations before income taxes	630.6	330.9	395.6
Income taxes	(41.4)	(86.3)	(75.7)
Earnings from discontinued operations, net of income taxes	589.2	244.6	319.9
Net earnings attributable to noncontrolling interest	(13.3)	—	—
Net earnings from discontinued operations attributable to common stockholders	$575.9	$244.6	$319.9

The following table summarizes the major classes of assets and liabilities of the Envista-related discontinued operations that were included in the Company’s accompanying Consolidated Balance Sheet as of December 31, 2018 ($ in millions):

Assets:
Trade accounts receivable, net	$459.8
Inventories	278.7
Prepaid expenses and other current assets	48.3
Property, plant and equipment, net	261.6
Goodwill	3,325.5
Other intangible assets, net	1,390.3
Other long-term assets	77.4
Total assets, discontinued operations	$5,841.6
Liabilities:
Trade accounts payable	$217.4
Accrued expenses and other liabilities	387.6
Other long-term liabilities	374.2
Total liabilities, discontinued operations	$979.2

NOTE 5. LEASES
The Company has operating leases for office space, warehouses, distribution centers, research and development facilities, manufacturing locations and certain equipment, primarily automobiles. Many leases include one or more options to renew, some of which include options to extend the leases for up to 30 years, and some leases include options to terminate the leases within 30 days. In certain of the Company’s lease agreements, the rental payments are adjusted periodically to reflect actual charges incurred for common area maintenance, utilities, inflation and/or changes in other indexes. The Company’s finance leases were not material as of December 31, 2019. ROU assets arising from finance leases are included in property, plant and equipment, net and the liabilities are included in notes payable and current portion of long-term debt and long-term debt in the accompanying Consolidated Balance Sheet.
The components of operating lease expense for the year ended December 31, 2019 were as follows ($ in millions):

Fixed operating lease expense (a)	$195.9
Variable operating lease expense	45.0
Total operating lease expense	$240.9
(a) Includes short-term leases and sublease income, both of which were immaterial.
Supplemental cash flow information related to the Company’s operating leases for the year ended December 31, 2019 was as follows ($ in millions):

Cash paid for amounts included in the measurement of operating lease liabilities	$202.0
ROU assets obtained in exchange for operating lease obligations	144.9

The following table presents the lease balances within the Consolidated Balance Sheet, weighted average remaining lease term, and weighted average discount rates related to the Company’s operating leases as of December 31, 2019 ($ in millions):

Lease Assets and Liabilities	Classification
Assets:
Operating lease ROU assets	Other long-term assets	$763.7

Liabilities:
Current:
Operating lease liabilities	Accrued expenses and other liabilities	$157.8
Long-term:
Operating lease liabilities	Other long-term liabilities	639.1
Total operating lease liabilities		$796.9

Weighted average remaining lease term		7 years
Weighted average discount rate		3.1%

The following table presents the maturity of the Company’s operating lease liabilities as of December 31, 2019 ($ in millions):

2020	$179.5
2021	142.5
2022	124.9
2023	106.3
2024	90.1
Thereafter	244.9
Total operating lease payments	888.2
Less: imputed interest	91.3
Total operating lease liabilities	$796.9

As of December 31, 2019, the Company had no additional significant operating or finance leases that had not yet commenced.
ASC 840 Comparative Disclosures
Total rent expense under ASC 840 for all operating leases was $234 million and $207 million for the years ended December 31, 2018 and 2017, respectively.
The following table presents the Company’s future minimum rental payments under ASC 840 for all operating leases having initial or remaining noncancelable lease terms in excess of one year as of December 31, 2018 ($ in millions). Future minimum lease payments differ from the future lease liability recognized under ASC 842, as the lease liability recognized under ASC 842 discounts the lease payments while the minimum lease payments presented below are not discounted. Additionally, under ASC 842 the Company elected to combine any non-lease components in an arrangement with the lease components for the calculation of the lease liability, while the minimum lease payments under ASC 840 excluded any non-lease components.

2019	$173.6
2020	143.4
2021	111.4
2022	97.3
2023	83.2
Thereafter	226.5

NOTE 6. INVENTORIES
The classes of inventory as of December 31 are summarized as follows ($ in millions):

	2019	2018
Finished goods	$833.5	$864.4
Work in process	284.9	279.6
Raw materials	509.9	487.4
Total	$1,628.3	$1,631.4

As of December 31, 2019 and 2018, the difference between inventories valued at LIFO and the value of that same inventory if the FIFO method had been used was not significant. The liquidation of LIFO inventory did not have a significant impact on the Company’s results of operations in any period presented.

NOTE 7. PROPERTY, PLANT AND EQUIPMENT
The classes of property, plant and equipment as of December 31 are summarized as follows ($ in millions):

	2019	2018
Land and improvements	$149.6	$151.8
Buildings	953.8	895.4
Machinery and equipment	2,193.9	2,022.6
Customer-leased equipment	1,766.1	1,632.9
Gross property, plant and equipment	5,063.4	4,702.7
Less: accumulated depreciation	(2,761.4)	(2,453.1)
Property, plant and equipment, net	$2,302.0	$2,249.6

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS
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
As of December 31, 2019, the Company had five reporting units for goodwill impairment testing. As of the date of the 2019 annual impairment test, the carrying value of the goodwill included in each individual reporting unit ranged from $505 million to approximately $13.3 billion. No goodwill impairment charges were recorded for the years ended December 31, 2019, 2018 and 2017 and no “triggering” events have occurred subsequent to the performance of the 2019 annual impairment test. The factors used by management in its impairment analysis are inherently subject to uncertainty. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and a charge would need to be taken against net earnings.

The following is a rollforward of the Company’s goodwill by segment ($ in millions):

	Life Sciences	Diagnostics	Environmental & Applied Solutions	Total
Balance, January 1, 2018	$12,335.5	$7,079.5	$2,353.6	$21,768.6
Attributable to 2018 acquisitions	1,212.6	—	62.8	1,275.4
Adjustments due to finalization of purchase price allocations	2.8	—	4.7	7.5
Foreign currency translation and other	(239.9)	(153.9)	(77.2)	(471.0)
Balance, December 31, 2018	13,311.0	6,925.6	2,343.9	22,580.5
Attributable to 2019 acquisitions	213.4	2.6	1.1	217.1
Adjustments due to finalization of purchase price allocations	(6.9)	—	—	(6.9)
Foreign currency translation and other	(45.7)	(27.0)	(5.5)	(78.2)
Balance, December 31, 2019	$13,471.8	$6,901.2	$2,339.5	$22,712.5

Finite-lived intangible assets are amortized over their legal or estimated useful life. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets as of December 31 ($ in millions):

	2019		2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangibles:
Patents and technology	$2,712.7	$(934.1)	$2,679.0	$(764.5)
Customer relationships and other intangibles	6,367.4	(2,612.3)	6,327.1	(2,166.1)
Total finite-lived intangibles	9,080.1	(3,546.4)	9,006.1	(2,930.6)
Indefinite-lived intangibles:
Trademarks and trade names	4,216.0	—	4,207.3	—
Total intangibles	$13,296.1	$(3,546.4)	$13,213.4	$(2,930.6)

During 2019, the Company acquired finite-lived intangible assets, consisting primarily of customer relationships, with a weighted average life of 13 years. During 2018, the Company acquired finite-lived intangible assets, consisting primarily of patents and technology, with a weighted average life of 18 years. Refer to Note 3 for additional information on the intangible assets acquired.
Total intangible amortization expense in 2019, 2018 and 2017 was $625 million, $616 million and $579 million, respectively. Based on the intangible assets recorded as of December 31, 2019, amortization expense is estimated to be $623 million during 2020, $613 million during 2021, $595 million during 2022, $589 million during 2023 and $550 million during 2024.

NOTE 9. FAIR VALUE MEASUREMENTS
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

A summary of financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Year Ended December 31	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2019
Assets:
Available-for-sale debt securities	$33.7	$—	$33.7	$—
Investment in equity securities	110.8	—	—	—
Cross-currency swap derivative contracts	25.7	—	25.7	—
Liabilities:
Cross-currency swap derivative contracts	111.7	—	111.7	—
Deferred compensation plans	70.4	—	70.4	—
2018
Assets:
Available-for-sale debt securities	$38.3	$—	$38.3	$—
Investment in equity securities	60.3	—	—	—
Liabilities:
Deferred compensation plans	49.8	—	49.8	—

Available-for-sale debt securities, which are included in other long-term assets in the accompanying Consolidated Balance Sheets, are measured at fair value using quoted prices reported by investment brokers and dealers based on the underlying terms of the security and comparison to similar securities traded on an active market. As of December 31, 2019, available-for-sale debt securities primarily include U.S. Treasury Notes and corporate debt securities, which are valued based on the terms of the instruments in comparison with similar terms on the active market.
The Company estimates the fair value of the investments in equity securities based on the measurement alternative and adjusts for impairments and observable price changes with a same or similar security from the same issuer within net earnings (the “Fair Value Alternative”). The Company’s investments in equity securities are not classified in the fair value hierarchy due to the use of these measurement methods. No significant realized or unrealized gains or losses were recorded in either 2019 or 2018 with respect to these investments.
The cross-currency swap derivative contracts are used to partially hedge the Company’s net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the Danish kroner, Japanese yen, euro and Swiss franc. The Company also uses cross-currency swap derivative contracts to hedge the exchange rate exposure from long-term debt issuances in a foreign currency other than the functional currency of the borrower. The cross-currency swap derivative contracts are classified as Level 2 in the fair value hierarchy as they are measured using the income approach with the relevant interest rates and current foreign currency exchange rates and forward curves as inputs. Refer to Note 12 for additional information.
The Company has established nonqualified contribution and deferred compensation programs that permit the Company to make tax-deferred contributions to officers and certain other employees, and also permit directors, officers and certain other employees to voluntarily defer taxation on a portion of their compensation. All amounts contributed or deferred under such plans are unfunded, unsecured obligations of the Company and are presented as a component of the Company’s compensation and benefits accrual included in other long-term liabilities in the accompanying Consolidated Balance Sheets (refer to Note 10). Non-director participants may choose among alternative earning rates for the amounts they defer, which are primarily based on investment options within the Company’s 401(k) program. Changes in the deferred compensation liability under these programs are recognized based on changes in the fair value of the participants’ accounts, which are based on the applicable earnings rates. Amounts voluntarily deferred by directors and amounts unilaterally contributed to participant accounts by the Company are deemed invested in the Company’s common stock and future distributions of such contributions (as well as future distributions of any voluntary deferrals allocated at any time to the Danaher common stock investment option) will be made solely in shares of Company common stock, and therefore are not reflected in the above amounts.

Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments as of December 31 were as follows ($ in millions):

	2019		2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Available-for-sale debt securities	$33.7	$33.7	$38.3	$38.3
Investment in equity securities	110.8	110.8	60.3	60.3
Cross-currency swap derivative contracts	25.7	25.7	—	—
Liabilities:
Cross-currency swap derivative contracts	111.7	111.7	—	—
Notes payable and current portion of long-term debt	212.4	212.4	51.8	51.8
Long-term debt	21,516.7	21,896.9	9,688.5	9,990.6

As of December 31, 2019 and 2018 available-for-sale debt securities were categorized as Level 2 and short and long-term borrowings were categorized as Level 1. Cross-currency swap derivative contracts were also categorized as Level 2 as of December 31, 2019.
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
Refer to Note 13 for information related to the fair value of the Company sponsored defined benefit pension plan assets.

NOTE 10. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities as of December 31 were as follows ($ in millions):

	2019		2018
	Current	Noncurrent	Current	Noncurrent
Compensation and benefits	$931.3	$223.0	$904.2	$205.0
Pension and postretirement benefits	150.8	898.4	68.8	917.8
Taxes, income and other	356.5	3,308.8	286.0	3,330.2
Deferred revenue	687.8	118.1	626.8	109.8
Sales and product allowances	115.4	2.0	111.4	2.0
Operating lease liabilities under ASC 842	157.8	639.1	—	—
Other	805.7	161.5	692.1	136.8
Total	$3,205.3	$5,350.9	$2,689.3	$4,701.6

NOTE 11. FINANCING
The components of the Company’s debt as of December 31 were as follows ($ in millions):

	2019	2018
U.S. dollar-denominated commercial paper	$—	$72.8
Euro-denominated commercial paper (€4.6 billion and €2.1 billion, respectively)	5,146.2	2,377.5
1.0% senior unsecured notes due 2019 (€600.0 million aggregate principal amount) (the “2019 Euronotes”)	—	687.0
2.4% senior unsecured notes due 2020 (the “2020 U.S. Notes”)	—	498.5
5.0% senior unsecured notes due 2020 (the “2020 Assumed Pall Notes”)	—	386.7
Zero-coupon LYONs due 2021	33.6	56.2
0.352% senior unsecured notes due 2021 (¥30.0 billion aggregate principal amount) (the “2021 Yen Notes”)	275.8	273.2
1.7% senior unsecured notes due 2022 (€800.0 million aggregate principal amount) (the “2022 Euronotes”)	894.8	913.2
Floating rate senior unsecured notes due 2022 (€250.0 million aggregate principal amount) (the “Floating Rate 2022 Euronotes”)	279.8	285.7
2.05% senior unsecured notes due 2022 (the “2022 Biopharma Notes”)	696.9	—
0.5% senior unsecured bonds due 2023 (CHF 540.0 million aggregate principal amount) (the “2023 CHF Bonds”)	558.9	550.7
2.2% senior unsecured notes due 2024 (the “2024 Biopharma Notes”)	696.2	—
2.5% senior unsecured notes due 2025 (€800.0 million aggregate principal amount) (the “2025 Euronotes”)	893.7	912.6
3.35% senior unsecured notes due 2025 (the “2025 U.S. Notes”)	497.3	496.8
0.2% senior unsecured notes due 2026 (€1.3 billion aggregate principal amount) (the “2026 Biopharma Euronotes”)	1,392.3	—
0.3% senior unsecured notes due 2027 (¥30.8 billion aggregate principal amount) (the “2027 Yen Notes”)	282.5	279.9
1.2% senior unsecured notes due 2027 (€600.0 million aggregate principal amount) (the “2027 Euronotes”)	668.0	682.0
0.45% senior unsecured notes due 2028 (€1.3 billion aggregate principal amount) (the “2028 Biopharma Euronotes”)	1,390.1	—
1.125% senior unsecured bonds due 2028 (CHF 210.0 million aggregate principal amount) (the “2028 CHF Bonds”)	221.0	218.1
2.6% senior unsecured notes due 2029 (the “2029 Biopharma Notes”)	794.8	—
0.75% senior unsecured notes due 2031 (€1.8 billion aggregate principal amount) (the “2031 Biopharma Euronotes”)	1,948.7	—
0.65% senior unsecured notes due 2032 (¥53.2 billion aggregate principal amount) (the “2032 Yen Notes”)	487.8	483.4
1.35% senior unsecured notes due 2039 (€1.3 billion aggregate principal amount) (the “2039 Biopharma Euronotes”)	1,383.6	—
3.25% senior unsecured notes due 2039 (the “2039 Biopharma Notes”)	890.3	—
4.375% senior unsecured notes due 2045 (the “2045 U.S. Notes”)	499.4	499.3
1.8% senior unsecured notes due 2049 (€750.0 million aggregate principal amount) (the “2049 Biopharma Euronotes”)	830.9	—
3.4% senior unsecured notes due 2049 (the “2049 Biopharma Notes”)	890.2	—
Other	76.3	66.7
Total debt	21,729.1	9,740.3
Less: currently payable	212.4	51.8
Long-term debt	$21,516.7	$9,688.5

Debt discounts, premiums and debt issuance and other related costs totaled $112 million and $19 million as of December 31, 2019 and 2018, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of debt table above.

Commercial Paper Programs and Credit Facilities
In 2015, the Company entered into a $4.0 billion unsecured multi-year revolving credit facility with a syndicate of banks that was scheduled to expire on July 10, 2020 (the “Superseded Credit Facility”). In 2018, the Company also entered into a $1.0 billion 364-day unsecured revolving credit facility with a syndicate of banks that was scheduled to expire in March 2019 (the “Superseded 364-Day Facility”), to provide additional liquidity support for issuances under the Company’s U.S. and euro-denominated commercial paper programs. The Superseded 364-Day Facility backstopped an increase in the size of the Company’s commercial paper programs and provided necessary capacity for the Company to use proceeds from the issuance of commercial paper to fund the purchase price for the IDT acquisition. The Company terminated the Superseded 364-Day Facility on November 6, 2018. No borrowings were outstanding under the Superseded Credit Facility or the Superseded 364-Day Facility at any time. Total fees incurred by the Company related to the Superseded 364-Day Facility and its termination were not significant.
On August 27, 2019, the Company replaced the Superseded Credit Facility with a $5.0 billion unsecured revolving credit facility with a syndicate of banks that expires on August 27, 2024, subject to a one-year extension option at the request of the Company with the consent of the lenders (the “Five-Year Facility”). The Five-Year Facility also contains an expansion option permitting Danaher to request up to five increases of up to an aggregate additional $2.5 billion from lenders that elect to make such increase available, upon the satisfaction of certain conditions. At the same time, the Company entered into a $5.0 billion 364-day unsecured revolving credit facility with a syndicate of banks that expires on August 26, 2020 (the “Scheduled Termination Date”) (the “364-Day Facility” and together with the Five-Year Facility, the “2020 Credit Facilities”), to provide additional liquidity support for issuances under the Company’s U.S. dollar and euro-denominated commercial paper programs. The Company may elect, upon the payment of a fee equal to 0.75% of the principal amount of the loans then outstanding and, upon the satisfaction of certain conditions, to convert any loans outstanding on the Scheduled Termination Date into term loans that are due and payable one year following the Scheduled Termination Date. The Five-Year Facility and 364-Day Facility backstop the Company’s commercial paper programs and provide capacity for the Company to use proceeds from its commercial paper programs to fund a portion of the pending GE Biopharma Acquisition. In addition, the Company has also entered into reimbursement agreements with various commercial banks to support the issuance of letters of credit.
Borrowings under the Five-Year Facility bear interest as follows: (1) Eurocurrency Rate Committed Loans (as defined in the Five-Year Facility) bear interest at a variable rate equal to the London inter-bank offered rate plus a margin of between 58.5 and 100 basis points, depending on Danaher’s long-term debt credit rating; (2) Base Rate Committed Loans and Swing Line Loans (each as defined in the Five-Year Facility) bear interest at a variable rate equal to the highest of (a) the Federal funds rate (as published by the Federal Reserve Bank of New York from time to time) plus 50 basis points; (b) Bank of America’s “prime rate” as publicly announced from time to time and (c) the Eurocurrency Rate (as defined in the Five-Year Facility) plus 100 basis points; and (3) Bid Loans (as defined in the Five-Year Facility) bear interest at the rate bid by the particular lender providing such loan. In addition, Danaher is required to pay a per annum facility fee of between 4 and 12.5 basis points (depending on Danaher’s long-term debt credit rating) based on the aggregate commitments under the Five-Year Facility, regardless of usage.
Borrowings under the 364-Day Facility bear interest as follows: (1) Eurodollar Rate Loans (as defined in the 364-Day Facility) bear interest at a variable rate per annum equal to the London inter-bank offered rate plus a margin of between 59.5 and 100.5 basis points, depending on Danaher’s long-term debt credit rating; and (2) Base Rate Loans (as defined in the 364-Day Facility) bear interest at a variable rate per annum equal to the highest of (a) the Federal funds rate (as published by the Federal Reserve Bank of New York from time to time) plus 50 basis points, (b) Bank of America’s “prime rate” as publicly announced from time to time and (c) the Eurodollar Rate (as defined in the 364-Day Facility) plus 100 basis points, plus in each case a margin of up to 0.5 basis points depending on Danaher’s long-term debt credit rating. In addition, Danaher is required to pay a per annum facility fee of between 3 and 12 basis points (depending on Danaher’s long-term debt credit rating) based on the aggregate commitments under the 364-Day Facility, regardless of usage.
The 2020 Credit Facilities require the Company to maintain a consolidated leverage ratio (as defined in the facilities) of 0.65 to 1.00 or less. Borrowings under the 2020 Credit Facilities are prepayable at the Company’s option at any time in whole or in part without premium or penalty. As of December 31, 2019, no borrowings were outstanding under the 2020 Credit Facilities and the Company was in compliance with all covenants under the facilities. The nonperformance by any member of the 2020 Credit Facilities syndicates would reduce the maximum capacity of the 2020 Credit Facilities by such member’s commitment amount.
The Company’s obligations under the 2020 Credit Facilities are unsecured. The Company has unconditionally and irrevocably guaranteed the obligations of each of its subsidiaries in the event a subsidiary is named a borrower under either of the 2020 Credit Facilities. Both of the 2020 Credit Facilities contain customary representations, warranties, conditions precedent, events of default, indemnities and affirmative and negative covenants. The 2020 Credit Facilities are available for liquidity support for Danaher’s expanded U.S. dollar and euro commercial paper programs, as discussed below, and for general corporate purposes.
Under the Company’s U.S. and euro-denominated commercial paper programs, the Company or a subsidiary of the Company, as applicable, may issue and sell unsecured, short-term promissory notes. The notes are typically issued at a discount from par, generally based on the ratings assigned to the Company by credit rating agencies at the time of the issuance and prevailing market rates measured by reference to LIBOR or EURIBOR. The 2020 Credit Facilities provide liquidity support for issuances under the Company’s commercial paper programs, and can also be used for working capital and other general corporate purposes. The availability of the 2020 Credit Facilities as standby liquidity facilities to repay maturing commercial paper is an important factor in maintaining the existing credit ratings of the Company’s commercial paper programs. The Company expects to limit any borrowings under the 2020 Credit Facilities to amounts that would leave sufficient available borrowing capacity under such facilities to allow the Company to borrow, if needed, to repay all of the outstanding commercial paper as it matures. As commercial paper obligations mature, the Company may issue additional short-term commercial paper obligations to refinance all or part of these borrowings. As of December 31, 2019, borrowings outstanding under the Company’s U.S. and euro commercial paper programs had a weighted average annual interest rate of negative 0.2% and a weighted average remaining maturity of approximately 63 days. The Company has classified approximately $5.0 billion of its borrowings outstanding under the euro-denominated commercial paper programs as of December 31, 2019 as long-term debt in the accompanying Consolidated Balance Sheet as the Company had the intent and ability, as supported by availability under the Five-Year Facility, to refinance these borrowings for at least one year from the balance sheet date.
The Company’s ability to access the commercial paper market, and the related costs of these borrowings, is affected by the strength of the Company’s credit rating and market conditions. Any downgrade in the Company’s credit rating would increase the cost of borrowings under the Company’s commercial paper program and the 2020 Credit Facilities, and could limit or preclude the Company’s ability to issue commercial paper. If the Company’s access to the commercial paper market is adversely affected due to a credit downgrade, change in market conditions or otherwise, the Company expects it would rely on a combination of available cash, operating cash flow and the 2020 Credit Facilities to provide short-term funding. In such event, the cost of borrowings under the 2020 Credit Facilities could be higher than the cost of commercial paper borrowings.
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

On November 7, 2019, Danaher International II completed the underwritten public offering of senior unsecured notes due 2022, 2024, 2029, 2039 and 2049 (collectively the “Biopharma Notes”). The following summarizes the key terms of the offering ($ in millions):

	Aggregate Principal Amount	Stated Annual Interest Rate	Issue Price (as % of Principal Amount)	Maturity Date	Interest Payment Dates (in arrears)
2022 Biopharma Notes	$700.0	2.050%	99.994%	November 15, 2022	May 15 and November 15
2024 Biopharma Notes	$700.0	2.200%	99.952%	November 15, 2024	May 15 and November 15
2029 Biopharma Notes	$800.0	2.600%	99.903%	November 15, 2029	May 15 and November 15
2039 Biopharma Notes	$900.0	3.250%	99.809%	November 15, 2039	May 15 and November 15
2049 Biopharma Notes	$900.0	3.400%	99.756%	November 15, 2049	May 15 and November 15

The Biopharma Notes are fully and unconditionally guaranteed by the Company. The Company received net proceeds from the Biopharma Notes, after underwriting discounts and commissions and offering expenses, of approximately $4.0 billion. The Company plans to use the proceeds from the Biopharma Notes to fund a portion of the pending GE Biopharma Acquisition. Pending completion of the GE Biopharma Acquisition, the Company has invested the net proceeds in short-term bank deposits and/or interest-bearing, investment-grade securities.
Long-Term Indebtedness Related to the Envista Separation
In September 2019, the Company received net cash distributions of approximately $2.0 billion from Envista as consideration for the Company’s contribution of assets to Envista in connection with the Envista IPO. Envista financed these cash payments through the issuance of common stock and proceeds from approximately $1.3 billion of term debt, consisting of $650 million aggregate principal amount of borrowings under a three-year, senior unsecured term loan facility with variable interest rates (the “Envista Term Loan Facility”) and €600 million aggregate principal amount of borrowings under a three-year, senior unsecured term loan facility with variable interest rates (the “Envista Euro Term Loan Facility” and together with the Term Loan Facility, the “Envista Debt”). In addition, Envista entered into a revolving credit agreement with a syndicate of banks providing for a five-year $250 million senior unsecured revolving credit facility (the “Envista Credit Facility”). No amounts were outstanding under the Envista Credit Facility at any time prior to the closing of the Split-Off. In connection with the Envista Disposition, the Company was released from all obligations related to the Envista Debt and these borrowings are no longer reflected in the Company’s Consolidated Financial Statements.
Covenants and Redemption Provisions Applicable to Notes
With respect to the 2027 and 2032 Yen Notes; the 2019, 2022, 2025 and 2027 Euronotes; the 2025 and 2045 U.S. Notes and the Biopharma Notes and Biopharma Euronotes, at any time prior to the applicable maturity date, the Company may redeem the applicable series of notes in whole or in part, by paying the principal amount accrued and unpaid interest and, until the par call date specified in the applicable indenture or comparable governing document, the “make-whole” premium specified therein (and in the case of the Yen Notes, net of certain swap-related gains or losses as applicable). With respect to each of the 2023 and 2028 CHF Bonds at any time after 85% or more of the applicable bonds have been redeemed or purchased and canceled, the Company may redeem some or all of the remaining bonds for their principal amount plus accrued and unpaid interest. With respect to the 2021, 2027 and 2032 Yen Notes; the 2022, Floating Rate 2022, 2025 and 2027 Euronotes; the 2023 and 2028 CHF Bonds and the Biopharma Euronotes, the Company may redeem such notes and bonds upon the occurrence of specified, adverse changes in tax laws, or interpretations under such laws, at a redemption price equal to the principal amount of the bonds to be redeemed.
If a change of control triggering event occurs with respect to any of the 2021, 2027 and 2032 Yen Notes; the 2022, Floating Rate 2022, 2025 and 2027 Euronotes; the 2025 and 2045 U.S. Notes; the 2023 and 2028 CHF Bonds; the Biopharma Notes or the Biopharma Euronotes, each holder of such notes may require the Company to repurchase some or all of such notes and bonds at a purchase price equal to 101% (100% in the case of the 2027 and 2032 Yen Notes) of the principal amount of the notes and bonds, plus accrued and unpaid interest (and in the case of the Yen Notes, certain swap-related losses as applicable). A change of control triggering event means the occurrence of both a change of control and a rating event, each as defined in the applicable indenture or comparable governing document. Except in connection with a change of control triggering event, the Company does not have any credit rating downgrade triggers that would accelerate the maturity of a material amount of outstanding debt. Each holder of the 2027 and 2032 Yen Notes may also require the Company to repurchase some or all of its notes at a purchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest and certain swap-

related losses as applicable, in certain circumstances whereby such holder comes into violation of economic sanctions laws as a result of holding such notes.
The respective indentures or comparable governing documents under which the above-described notes and bonds were issued contain customary covenants including, for example, limits on the incurrence of secured debt and sale/leaseback transactions. None of these covenants are considered restrictive to the Company’s operations and as of December 31, 2019, the Company was in compliance with all of its debt covenants.

Long-Term Indebtedness
The following summarizes the key terms for the Company’s long-term debt as of December 31, 2019:

	Outstanding Balance as of December 31, 2019	Stated Annual Interest Rate	Issue Price (as % of Principal Amount)	Issue Date	Maturity Date	Interest Payment Dates (in arrears)
2021 LYONs	$33.6	see below	not applicable	January 22, 2001	January 22, 2021	January 22 and July 22
2021 Yen Notes (4)	275.8	0.352%	100%	February 28, 2016	March 16, 2021	March 16 and September 16
2022 Euronotes (1)	894.8	1.7%	99.651%	July 8, 2015	January 4, 2022	January 4
Floating Rate 2022 Euronotes (5)	279.8	three-month EURIBOR + 0.3%	100.147%	June 30, 2017	June 30, 2022	March 30, June 30, September 30 and December 31
2022 Biopharma Notes (8)	696.9	2.05%	99.994%	November 7, 2019	November 15, 2022	May 15 and November 15
2023 CHF Bonds (2)	558.9	0.5%	100.924%	December 8, 2015	December 8, 2023	December 8
2024 Biopharma Notes (8)	696.2	2.2%	99.952%	November 7, 2019	November 15, 2024	May 15 and November 15
2025 Euronotes (1)	893.7	2.5%	99.878%	July 8, 2015	July 8, 2025	July 8
2025 U.S. Notes (3)	497.3	3.35%	99.857%	September 15, 2015	September 15, 2025	March 15 and September 15
2026 Biopharma Euronotes (7)	1,392.3	0.2%	99.833%	September 18, 2019	March 18, 2026	March 18
2027 Yen Notes (6)	282.5	0.3%	100%	May 11, 2017	May 11, 2027	May 11 and November 11
2027 Euronotes (5)	668.0	1.2%	99.682%	June 30, 2017	June 30, 2027	June 30
2028 Biopharma Euronotes (7)	1,390.1	0.45%	99.751%	September 18, 2019	March 18, 2028	March 18
2028 CHF Bonds (2)	221.0	1.125%	102.870%	December 8, 2015 and December 8, 2017	December 8, 2028	December 8
2029 Biopharma Notes (8)	794.8	2.6%	99.903%	November 7, 2019	November 15, 2029	May 15 and November 15
2031 Biopharma Euronotes (7)	1,948.7	0.75%	99.920%	September 18, 2019	September 18, 2031	September 18
2032 Yen Notes (6)	487.8	0.65%	100%	May 11, 2017	May 11, 2032	May 11 and November 11
2039 Biopharma Euronotes (7)	1,383.6	1.35%	99.461%	September 18, 2019	September 18, 2031	September 18
2039 Biopharma Notes (8)	890.3	3.25%	99.809%	November 7, 2019	November 15, 2039	May 15 and November 15
2045 U.S. Notes (3)	499.4	4.375%	99.784%	September 15, 2015	September 15, 2045	March 15 and September 15
2049 Biopharma Euronotes (7)	830.9	1.8%	99.564%	September 18, 2019	September 18, 2031	September 18
2049 Biopharma Notes (8)	890.2	3.4%	99.756%	November 7, 2019	November 15, 2049	May 15 and November 15
U.S. dollar and euro-denominated commercial paper	5,146.2	various	various	various	various	various
Other	76.3	various	various	various	various	various
Total debt	$21,729.1

(1)
The net proceeds, after underwriting discounts and commissions and offering expenses, of approximately €2.2 billion (approximately $2.4 billion based on currency exchange rates as of the date of issuance) from these notes and the 2019 Euronotes were used to pay a portion of the purchase price for the acquisition of Pall Corporation in 2015 (the “Pall Acquisition”).

(2)
The net proceeds, including the related premium, and after underwriting discounts and commissions and offering expenses, of CHF 758 million ($739 million based on currency exchange rates as of date of pricing) from these bonds were used to repay a portion of the commercial paper issued to finance the Pall Acquisition and the CHF 100 million aggregate principal amount of the 0.0% senior unsecured bonds that matured in December 2017.

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

(6)
The net proceeds at issuance, after offering expenses, of approximately ¥83.6 billion ($744 million based on currency exchange rates as of the date of pricing) from these notes were used to partially repay commercial paper borrowings.

(7) The net proceeds at issuance, after offering expenses, of approximately €6.2 billion ($6.8 billion based on currency exchange rates as of the date of pricing) from these notes are intended to be used to finance the GE Biopharma Acquisition.
(8) The net proceeds at issuance, after offering expenses, of approximately $4.0 billion from these notes are intended to be used to finance the GE Biopharma Acquisition.
LYONs
In 2001, the Company issued $830 million (value at maturity) in LYONs. The net proceeds to the Company were $505 million, of which approximately $100 million was used to pay down debt and the balance was used for general corporate purposes, including acquisitions. The LYONs originally carry a yield to maturity of 2.375% (with contingent interest payable as described below). Pursuant to the terms of the indenture that governs the Company’s LYONs, each $1,000 of principal amount at maturity may be converted into 38.1998 shares of Danaher common stock at any time on or before the maturity date of January 22, 2021.
During the year ended December 31, 2019, holders of certain of the Company’s LYONs converted such LYONs into an aggregate of approximately 935 thousand shares of the Company’s common stock, par value $0.01 per share. The Company’s deferred tax liability associated with the book and tax basis difference in the converted LYONs of $9 million was transferred to additional paid-in capital as a result of the conversions.
As of December 31, 2019, an aggregate of approximately 23 million shares of the Company’s common stock had been issued upon conversion of LYONs. As of December 31, 2019, the accreted value of the outstanding LYONs was lower than the traded market value of the underlying common stock issuable upon conversion. The Company may redeem all or a portion of the LYONs for cash at any time at scheduled redemption prices.
Under the terms of the LYONs, the Company pays contingent interest to the holders of LYONs during any six-month period from January 23 to July 22 and from July 23 to January 22 if the average market price of a LYON for a specified measurement period equals 120% or more of the sum of the issue price and accrued original issue discount for such LYON. The amount of contingent interest to be paid with respect to any quarterly period is equal to the higher of either 0.0315% of the bonds’ average market price during the specified measurement period or the amount of the cash dividend paid on Danaher’s common stock during such quarterly period multiplied by the number of shares issuable upon conversion of a LYON. The Company paid $1 million, $2 million and $2 million of contingent interest on the LYONs for each of the years ended December 31, 2019, 2018 and 2017, respectively. Except for the contingent interest described above, the Company will not pay interest on the LYONs prior to maturity.
Long-Term Debt Repayments
On October 24, 2019, the Company redeemed the $500 million aggregate principal amount of 2.4% Senior Notes due 2020 and the $375 million aggregate principal amount of 5.0% 2020 Assumed Pall Notes, in each case at a redemption price equal to the outstanding principal amount and a make-whole premium as specified in the applicable indenture, plus accrued and unpaid interest. The aggregate make-whole premiums required in connection with the redemption were $7 million ($5 million after-tax or $0.01 per diluted share). The payment of the make-whole premiums is reflected as a loss on early extinguishment of borrowings. The Company funded the redemption using a portion of the cash distribution it received in connection with the Envista Disposition.
The €600 million aggregate principal amount of the 2019 Euronotes were repaid with accrued interest upon their maturity on July 8, 2019 using proceeds from the issuance of euro-denominated commercial paper.
The $500 million aggregate principal amount of the 2018 U.S. Notes were repaid with accrued interest upon their maturity in September 2018 using available cash and proceeds from commercial paper borrowings.

Guarantors of Debt
The Company has guaranteed long-term debt and commercial paper issued by certain of its wholly-owned subsidiaries. The 2022 Euronotes, Floating Rate 2022 Euronotes, 2025 Euronotes and 2027 Euronotes were issued by DH Europe Finance S.a.r.l., formerly known as DH Europe Finance S.A. (“Danaher International”). The Biopharma Euronotes and the Biopharma Notes were issued by Danaher International II. The 2023 CHF Bonds and 2028 CHF Bonds were issued by DH Switzerland Finance S.A. (“Danaher Switzerland”). The 2021 Yen Notes, 2027 Yen Notes and 2032 Yen Notes were issued by DH Japan Finance S.A. (“Danaher Japan”). Each of Danaher International, Danaher International II, Danaher Switzerland and Danaher Japan are wholly-owned finance subsidiaries of Danaher Corporation. All of the outstanding and future securities issued by each of these entities are or will be fully and unconditionally guaranteed by the Company and these guarantees rank on parity with the Company’s unsecured and unsubordinated indebtedness.
Other
The Company’s minimum principal payments for the next five years are as follows ($ in millions):

2020	$212.4
2021	298.2
2022	1,875.3
2023	547.7
2024	5,689.6
Thereafter	13,105.9

The Company made interest payments of $129 million, $140 million and $130 million in 2019, 2018 and 2017, respectively.

NOTE 12. HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses cross-currency swap derivative contracts to partially hedge its net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the Danish kroner, Japanese yen, euro and Swiss franc. The cross-currency swap derivative contracts are agreements to exchange fixed-rate payments in one currency for fixed-rate payments in another currency. In January 2019, the Company entered into cross-currency swap derivative contracts with respect to approximately $1.9 billion of its U.S. dollar-denominated bonds and approximately $1.0 billion of these derivative contracts remained outstanding as of December 31, 2019. These contracts effectively convert these U.S. dollar-denominated bonds to obligations denominated in Danish kroner, Japanese yen, euro and Swiss franc, and partially offset the impact of changes in currency rates on foreign currency denominated net investments. These contracts also reduce the interest rate from the stated interest rates on the U.S. dollar-denominated debt to the interest rates of the swaps. The changes in the spot rate of these instruments are recorded in accumulated other comprehensive income (loss) in stockholders’ equity, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated other comprehensive income (loss) in the accompanying Consolidated Statement of Stockholders’ Equity. Any ineffective portions of net investment hedges are reclassified from accumulated other comprehensive income (loss) into earnings during the period of change. The interest income or expense from these swaps are recorded in interest expense in the accompanying Consolidated Statement of Earnings consistent with the classification of interest expense attributable to the underlying debt. These instruments mature on dates ranging from September 2025 to September 2028.
The Company also uses cross-currency swap derivative contracts to hedge U.S. dollar-denominated long-term debt issuances in a foreign subsidiary whose functional currency is the euro against adverse movements in exchange rates between the U.S. dollar and the euro. In November 2019, the Company entered into cross-currency swap derivative contracts with respect to approximately $4.0 billion of its U.S. dollar-denominated bonds and all of these derivative contracts remained outstanding as of December 31, 2019. These contracts effectively convert these U.S. dollar-denominated bonds to obligations denominated in euro. The changes in the fair value of these instruments are recorded in accumulated other comprehensive income (loss) in stockholders’ equity, with a reclassification from accumulated other comprehensive income (loss) to net earnings to offset the remeasurement of the hedged debt that is also recorded in net earnings. Any ineffective portions of net investment hedges are reclassified from accumulated other comprehensive income (loss) into earnings during the period of change. The interest income or expense from these swaps are recorded in interest expense in the accompanying Consolidated Statement of Earnings consistent with the classification of interest expense attributable to the underlying debt. These instruments mature on dates ranging from November 2022 to November 2049.

The Company has also issued foreign currency denominated long-term debt as partial hedges of its net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the euro, Japanese yen and Swiss franc. These foreign currency denominated long-term debt issuances are designated and qualify as nonderivative hedging instruments. Accordingly, the foreign currency translation of these debt instruments is recorded in accumulated other comprehensive income (loss) in stockholders’ equity in the accompanying Consolidated Balance Sheets, offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated other comprehensive income (loss). Any ineffective portions of net investment hedges are reclassified from accumulated other comprehensive income (loss) into earnings during the period of change. These instruments mature on dates ranging from March 2021 to May 2032.
The Company used interest rate swap agreements to hedge the variability in cash flows due to changes in benchmark interest rates related to a portion of the U.S. debt the Company issued to fund the GE Biopharma Acquisition. The interest rate swap agreements are agreements in which the Company agrees to pay a fixed interest rate based on the rate specified in the agreement in exchange for receiving a floating interest rate from a third-party bank based upon a specified benchmark interest rate. In June 2019, the Company entered into interest rate swap agreements with a notional amount of $850 million. These contracts effectively fixed the interest rate for a portion of the Company’s U.S. dollar-denominated debt ultimately issued in November 2019 equal to the notional amount of the swaps to the rate specified in the interest rate swap agreements, and were settled in November 2019. The changes in the fair value of these instruments were recorded in accumulated other comprehensive income (loss) in stockholders’ equity prior to the issuance of the debt and are subsequently being reclassified to interest expense over the life of the related debt.
The following table summarizes the notional values as of December 31, 2019 and pretax impact of changes in the fair values of instruments designated as net investment hedges and cash flow hedges in accumulated other comprehensive income (“OCI”) for the year then ended ($ in millions):

	Original Notional Amount	Notional Amount Outstanding	Gain (Loss) Recognized in OCI
Net investment hedges:
Foreign currency contracts	$1,875.0	$1,000.0	$24.1
Foreign currency denominated debt	6,275.9	6,275.9	129.9

Cash flow hedges:
Foreign currency contracts	4,000.0	4,000.0	(111.7)
Interest rate swaps	850.0	—	(37.5)
Total	$13,000.9	$11,275.9	$4.8

Gains or losses related to the net investment hedges are classified as foreign currency translation adjustments in the schedule of changes in OCI in Note 1, as these items are attributable to the Company’s hedges of its net investment in foreign operations. Gains or losses related to the cash flow hedges are classified as cash flow hedge adjustments in the schedule of changes in OCI in Note 1. With the issuance of the Biopharma Notes in November 2019, the Company began reclassifying the deferred gain/loss from accumulated other comprehensive income (loss) to earnings for the interest rate swap contracts to effectively fix the interest rate for a portion of the Company’s U.S. dollar-denominated debt issuance in November 2019 equal to the notional amount of the swaps to the rate specified in the interest rate swap agreements. The amount reclassified to earnings for the interest rate swaps in 2019 was less than $1 million. In 2019, the Company reclassified $27 million of deferred losses from accumulated other comprehensive income (loss) to net earnings related to the cross-currency swap derivative contracts that are cash flow hedges of the Company’s U.S. dollar-denominated debt. This reclassification was equal to the remeasurement gain recorded in 2019 on the hedged debt. The Company did not reclassify any other deferred gains or losses related to net investment hedges or cash flow hedges from accumulated other comprehensive income (loss) to earnings during the year ended December 31, 2019. In addition, the Company did not have any ineffectiveness related to net investment hedges or interest rate swaps during the year ended December 31, 2019. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in all other investing activities in the accompanying Consolidated Statement of Cash Flows. The cash inflows and outflows associated with the Company’s derivative contracts designated as cash flow hedges are classified in cash flows from operating activities in the accompanying Consolidated Statement of Cash Flows.

The Company’s derivative instruments, as well as its nonderivative debt instruments designated and qualifying as net investment hedges, were classified as of December 31, 2019 in the Company’s Consolidated Balance Sheet as follows ($ in millions):

Derivative assets:
Prepaid expenses and other current assets	$25.7

Derivative liabilities:
Accrued expenses and other liabilities	111.7

Nonderivative hedging instruments:
Long-term debt	6,275.9

Amounts related to the Company’s derivatives expected to be reclassified from accumulated other comprehensive income (loss) to net earnings during the next 12 months if interest rates and foreign exchange rates remain the same are not significant.

NOTE 13. PENSION BENEFIT PLANS
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

The following sets forth the funded status of the U.S. and non-U.S. plans as of the most recent actuarial valuations using measurement dates of December 31 ($ in millions):

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	2019	2018	2019	2018
Change in pension benefit obligation:
Benefit obligation at beginning of year	$(2,340.5)	$(2,608.0)	$(1,314.5)	$(1,428.5)
Service cost	(6.4)	(6.7)	(25.0)	(25.6)
Interest cost	(88.6)	(80.9)	(23.9)	(24.0)
Employee contributions	—	—	(5.2)	(5.3)
Benefits and other expenses paid	164.4	178.6	47.6	44.5
Acquisitions and other	—	—	—	(3.6)
Actuarial (loss) gain	(236.8)	145.1	(152.2)	59.8
Amendments, settlements and curtailments	39.9	31.4	47.4	15.0
Foreign exchange rate impact	—	—	(20.7)	53.2
Benefit obligation at end of year	(2,468.0)	(2,340.5)	(1,446.5)	(1,314.5)
Change in plan assets:
Fair value of plan assets at beginning of year	1,778.3	2,004.9	1,031.7	1,103.0
Actual return (loss) on plan assets	282.6	(72.1)	114.9	(19.9)
Employer contributions	9.7	54.7	43.5	45.3
Employee contributions	—	—	5.2	5.3
Amendments and settlements	(40.6)	(30.6)	(36.5)	(16.8)
Benefits and other expenses paid	(164.4)	(178.6)	(47.6)	(44.5)
Acquisitions and other	—	—	—	1.9
Foreign exchange rate impact	—	—	27.4	(42.6)
Fair value of plan assets at end of year	1,865.6	1,778.3	1,138.6	1,031.7
Funded status	$(602.4)	$(562.2)	$(307.9)	$(282.8)

Weighted average assumptions used to determine benefit obligations at date of measurement:

	U.S. Plans		Non-U.S. Plans
	2019	2018	2019	2018
Discount rate	3.2%	4.3%	1.4%	2.1%
Rate of compensation increase	4.0%	4.0%	2.4%	2.4%

Components of net periodic pension benefit (cost):

	U.S. Pension Benefits		Non-U.S. Pension Benefits
($ in millions)	2019	2018	2019	2018
Service cost	$(6.4)	$(6.7)	$(25.0)	$(25.6)
Interest cost	(88.6)	(80.9)	(23.9)	(24.0)
Expected return on plan assets	125.3	132.1	40.2	43.4
Amortization of prior service (cost) credit	(0.9)	(0.9)	0.2	0.5
Amortization of net loss	(25.7)	(31.3)	(4.4)	(5.5)
Curtailment and settlement (losses) gains recognized	—	—	(7.0)	3.6
Net periodic pension benefit (cost)	$3.7	$12.3	$(19.9)	$(7.6)

In the first quarter of 2018, the Company adopted ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires the

Company to disaggregate the service cost component from other components of net periodic benefit costs and report the service cost component in the same line item as other compensation costs and the other components of net periodic benefit costs (which include interest costs, expected return on plan assets, amortization of prior service cost or credits and actuarial gains and losses) separately and outside a subtotal of operating income. As this ASU required application on a retrospective basis, the Company reclassified the prior period presentation of the noncontributory defined benefit pension plans for the adoption of this ASU. The net periodic benefit cost of the noncontributory defined benefit pension plans incurred during the years ended December 31, 2019, 2018 and 2017 are reflected in the following captions in the accompanying Consolidated Statements of Earnings ($ in millions):

	Year Ended December 31
	2019	2018	2017
Service cost:
Cost of sales	$(6.1)	$(11.4)	$(8.2)
Selling, general and administrative expenses	(25.3)	(20.9)	(23.8)
Total service cost expense	(31.4)	(32.3)	(32.0)
Other net periodic pension costs:
Nonoperating income (expense), net	15.2	37.0	32.9
Total (expense) income	$(16.2)	$4.7	$0.9

Weighted average assumptions used to determine net periodic pension (cost) benefit at date of measurement:

	U.S. Plans		Non-U.S. Plans
	2019	2018	2019	2018
Discount rate	4.3%	3.6%	2.1%	1.9%
Expected long-term return on plan assets	7.0%	7.0%	3.9%	4.0%
Rate of compensation increase	4.0%	4.0%	2.4%	2.4%

The discount rate reflects the market rate on December 31 of the prior year for high-quality fixed-income investments with maturities corresponding to the Company’s benefit obligations and is subject to change each year. For non-U.S. plans, rates appropriate for each plan are determined based on investment-grade instruments with maturities approximately equal to the average expected benefit payout under the plan. During both 2019 and 2018, the Company updated the mortality assumptions used to estimate the projected benefit obligation to reflect updated mortality tables.
Included in accumulated other comprehensive income (loss) as of December 31, 2019 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credit of $4 million ($4 million, net of tax) and unrecognized actuarial losses of approximately $1.0 billion ($789 million, net of tax). The unrecognized losses and prior service cost, net, is calculated as the difference between the actuarially determined projected benefit obligation and the value of the plan assets less accrued pension costs as of December 31, 2019. The prior service cost and actuarial losses included in accumulated other comprehensive income (loss) and expected to be recognized in net periodic pension costs during the year ending December 31, 2020 is $0.2 million ($0.2 million, net of tax) and $46 million ($36 million, net of tax), respectively. No plan assets are expected to be returned to the Company during the year ending December 31, 2020.
Selection of Expected Rate of Return on Assets
For the years ended December 31, 2019, 2018 and 2017, the Company used an expected long-term rate of return assumption of 7.0% for its U.S. defined benefit pension plan. The Company intends to use an expected long-term rate of return assumption of 7.0% for 2020 for its U.S. plan. This expected rate of return reflects the asset allocation of the plan, and is based primarily on broad, publicly-traded equity and fixed-income indices and forward-looking estimates of active portfolio and investment management. Long-term rate of return on asset assumptions for the non-U.S. plans were determined on a plan-by-plan basis based on the composition of assets and ranged from 0.8% to 5.0% in 2019 and 1.0% to 5.0% in 2018, with a weighted average rate of return assumption of 3.9% in 2019 and 4.0% in 2018.
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
The Company has some investments that are valued using Net Asset Value (“NAV”) as the practical expedient. In addition, some of the investments valued using NAV as the practical expedient have limits on their redemption to monthly, quarterly, semiannually or annually and require up to 90 days prior written notice. These investments valued using NAV consist of mutual funds, venture capital funds, partnerships, and other private investments, which allow the Company to allocate investments across a broad array of types of funds and diversify the portfolio. The Company adopted ASU 2018-09 on a prospective basis on January 1, 2019, which removes common/collective trusts from the fair value hierarchy. As of January 1, 2019, assets previously classified as common/collective trusts are now classified as mutual funds.
The fair values of the Company’s pension plan assets for both the U.S. and non-U.S. plans as of December 31, 2019, by asset category were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and equivalents	$68.0	$—	$—	$68.0
Equity securities:
Common stock	390.6	—	—	390.6
Preferred stock	6.0	—	—	6.0
Fixed income securities:
Corporate bonds	—	35.2	—	35.2
Government issued	—	22.3	—	22.3
Mutual funds	286.7	131.6	—	418.3
Insurance contracts	—	298.9	—	298.9
Total	$751.3	$488.0	$—	1,239.3
Investments measured at NAV (a):
Mutual funds				1,070.6
Venture capital, partnerships and other private investments				694.3
Total assets at fair value				$3,004.2

(a)	The fair value amounts presented in the table above are intended to permit reconciliation of the fair value hierarchy to the total plan assets.

The fair values of the Company’s pension plan assets for both the U.S. and non-U.S. plans as of December 31, 2018, by asset category were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and equivalents	$29.4	$—	$—	$29.4
Equity securities:
Common stock	355.7	—	—	355.7
Preferred stock	4.6	—	—	4.6
Fixed income securities:
Corporate bonds	—	71.8	—	71.8
Government issued	—	32.8	—	32.8
Mutual funds	284.6	205.2	—	489.8
Insurance contracts	—	312.0	—	312.0
Total	$674.3	$621.8	$—	1,296.1
Investments measured at NAV (a):
Mutual funds				1,122.0
Venture capital, partnerships and other private investments				391.9
Total assets at fair value				$2,810.0

(a)	The fair value amounts presented in the table above are intended to permit reconciliation of the fair value hierarchy to the total plan assets.
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
Common/collective trusts are valued based on the plan’s interest, represented by investment units, in the underlying investments held within the trust that are traded in an active market by the trustee. As of January 1, 2019, assets previously classified as common/collective trusts are classified as mutual funds in accordance with ASU 2018-09.
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
Expected Contributions
During 2019, the Company contributed $10 million to its U.S. defined benefit pension plan and $44 million to its non-U.S. defined benefit pension plans. During 2020, the Company’s cash contribution requirements for its U.S. and its non-U.S. defined benefit pension plans are expected to be approximately $95 million and $40 million, respectively.

The following sets forth benefit payments, which reflect expected future service, as appropriate, expected to be paid by the plans in the periods indicated ($ in millions):

	U.S. Pension Plans	Non-U.S. Pension Plans	All Pension Plans
2020	$173.4	$44.9	$218.3
2021	173.9	45.0	218.9
2022	173.3	46.2	219.5
2023	172.5	48.3	220.8
2024	169.7	49.1	218.8
2025 - 2029	778.4	274.8	1,053.2

Other Matters
Substantially all employees not covered by defined benefit plans are covered by defined contribution plans, which generally provide for Company funding based on a percentage of compensation.
A limited number of the Company’s subsidiaries participate in multiemployer defined benefit and contribution plans, primarily outside of the United States, that require the Company to periodically contribute funds to the plan. The risks of participating in a multiemployer plan differ from the risks of participating in a single-employer plan in the following respects: (1) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers, (2) if a participating employer ceases contributing to the plan, the unfunded obligations of the plan may be required to be borne by the remaining participating employers and (3) if the Company elects to stop participating in the plan, the Company may be required to pay the plan an amount based on the unfunded status of the plan. None of the multiemployer plans in which the Company’s subsidiaries participate are considered to be quantitatively or qualitatively significant, either individually or in the aggregate. In addition, contributions made to these plans during 2019, 2018 and 2017 were not considered significant, either individually or in the aggregate.
The Company’s net periodic pension cost for the year ended December 31, 2019 includes a settlement loss of $7 million ($6 million after tax or $0.01 per diluted share) as a result of the transfer of a portion of its non-U.S. pension liabilities related to one defined benefit plan to a third party. Expense for all defined benefit and defined contribution pension plans amounted to $203 million, $167 million and $159 million for the years ended December 31, 2019, 2018 and 2017, respectively.

NOTE 14. OTHER POSTRETIREMENT EMPLOYEE BENEFIT PLANS
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
The following sets forth the funded status of the domestic plans as of the most recent actuarial valuations using measurement dates of December 31 ($ in millions):

	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$(141.6)	$(155.1)
Service cost	(0.4)	(0.4)
Interest cost	(5.3)	(5.0)
Amendments, curtailments and other	(0.1)	(5.3)
Actuarial (loss) gain	(4.2)	8.4
Retiree contributions	(1.7)	(2.6)
Benefits paid	14.4	18.4
Benefit obligation at end of year	(138.9)	(141.6)
Change in plan assets:
Fair value of plan assets	—	—
Funded status	$(138.9)	$(141.6)

As of December 31, 2019 and 2018, $123 million and $129 million, respectively, of the total underfunded status of the plan was recognized as long-term accrued postretirement liability since it was not expected to be funded within one year.
Weighted average assumptions used to determine benefit obligations at date of measurement:

	2019	2018
Discount rate	3.1%	4.2%
Medical trend rate – initial	5.7%	6.0%
Medical trend rate – grading period	18 years	19 years
Medical trend rate – ultimate	4.5%	4.5%

Effect of a one-percentage-point change in assumed health care cost trend rates:

($ in millions)	1% Increase	1% Decrease
Effect on the total of service and interest cost components	$0.1	$(0.1)
Effect on postretirement medical benefit obligation	2.1	(1.8)

The medical trend rate used to determine the postretirement benefit obligation was 5.7% for 2019. The rate decreases gradually to an ultimate rate of 4.5% in 2037 and remains at that level thereafter. The trend rate is a significant factor in determining the amounts reported.
Components of net periodic benefit cost:

($ in millions)	2019	2018
Service cost	$(0.4)	$(0.4)
Interest cost	(5.3)	(5.0)
Amortization of prior service credit	2.1	2.5
Net periodic benefit cost	$(3.6)	$(2.9)

In the first quarter of 2018, the Company adopted ASU No. 2017-07, which requires the Company to disaggregate the service cost component from other components of net periodic benefit costs and report the service cost component in the same line item as other compensation costs and the other components of net periodic benefit costs (which include interest costs, expected return on plan assets, amortization of prior service cost or credits and actuarial gains and losses) separately and outside a subtotal of operating income. As this ASU required application on a retrospective basis, the Company reclassified the prior period presentation of the other postretirement employee benefit plans for the adoption of this ASU. The net periodic benefit cost of the other postretirement employee benefit plans incurred during the years ended December 31, 2019, 2018 and 2017 are reflected in the following captions in the accompanying Consolidated Statements of Earnings ($ in millions):

	Year Ended December 31
	2019	2018	2017
Service cost:
Cost of sales	$(0.1)	$(0.1)	$(0.1)
Selling, general and administrative expenses	(0.3)	(0.3)	(0.6)
Total service cost	(0.4)	(0.4)	(0.7)
Other net periodic pension costs:
Nonoperating income (expense), net	(3.2)	(2.5)	(2.2)
Total	$(3.6)	$(2.9)	$(2.9)

Included in accumulated other comprehensive income (loss) as of December 31, 2019 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized prior service credits of $16 million ($12 million, net of tax) and unrecognized actuarial losses of $13 million ($9 million, net of tax). The unrecognized losses and prior service credits, net, is calculated as the difference between the actuarially determined projected benefit obligation and the value of the plan assets less accrued benefit costs as of December 31, 2019. The prior service credits included in accumulated other comprehensive income

(loss) and expected to be recognized in net periodic benefit costs during the year ending December 31, 2020 are $2 million ($2 million, net of tax). The actuarial losses included in accumulated other comprehensive income (loss) and expected to be recognized in net periodic benefit costs during the year ending December 31, 2020 are not material.
The following sets forth benefit payments, which reflect expected future service, as appropriate, expected to be paid in the periods indicated ($ in millions):

2020	$15.8
2021	13.9
2022	12.6
2023	11.6
2024	10.9
2025 - 2029	47.0

NOTE 15. INCOME TAXES
Earnings from continuing operations before income taxes for the years ended December 31 were as follows ($ in millions):

	2019	2018	2017
United States	$854.1	$801.3	$760.2
International	2,451.2	2,160.6	1,783.0
Total	$3,305.3	$2,961.9	$2,543.2

The provision for income taxes from continuing operations for the years ended December 31 were as follows ($ in millions):

	2019	2018	2017
Current:
Federal U.S.	$453.7	$283.0	$395.7
Non-U.S.	799.9	460.4	418.1
State and local	34.6	64.4	(14.3)
Deferred:
Federal U.S.	(297.1)	(200.6)	(400.5)
Non-U.S.	(127.7)	(12.3)	(84.8)
State and local	9.6	(39.3)	56.8
Income tax provision	$873.0	$555.6	$371.0

Noncurrent deferred tax assets and noncurrent deferred tax liabilities are included in other assets and other long-term liabilities, respectively, in the accompanying Consolidated Balance Sheets. Deferred income tax assets for discontinued operations as of December 31, 2018 were $131 million and consisted primarily of tax credit and loss carryforwards and other accruals and prepayments, net of valuation allowances. Deferred income tax liabilities for discontinued operations as of December 31, 2018 were $333 million and consisted primarily of goodwill and other intangibles. The deferred income tax assets and liabilities for discontinued operations as of December 31, 2018 are included in the table below. The net deferred income tax liability for the year ended December 31, 2018, was $202 million and is reflected in other assets, discontinued operations and other long-term liabilities, discontinued operations in the accompanying Consolidated Balance Sheet. Deferred income tax assets and liabilities as of December 31 were as follows ($ in millions):

	2019	2018
Deferred tax assets:
Allowance for doubtful accounts	$19.1	$19.7
Inventories	73.3	81.2
Pension and postretirement benefits	231.3	222.7
Environmental and regulatory compliance	22.1	22.4
Other accruals and prepayments	194.6	223.7
Stock-based compensation expense	68.5	64.7
Operating lease liabilities	193.7	—
Tax credit and loss carryforwards	703.4	894.5
Valuation allowances	(261.2)	(389.6)
Total deferred tax asset	1,244.8	1,139.3
Deferred tax liabilities:
Property, plant and equipment	(113.5)	(90.0)
Insurance, including self-insurance	(272.3)	(564.0)
Basis difference in LYONs	(13.8)	(21.6)
Operating lease ROU assets	(185.7)	—
Goodwill and other intangibles	(2,311.7)	(2,774.9)
Total deferred tax liability	(2,897.0)	(3,450.5)
Net deferred tax liability	$(1,652.2)	$(2,311.2)

The Company evaluates the future realizability of tax credits and loss carryforwards considering the anticipated future earnings of the Company’s subsidiaries as well as tax planning strategies in the associated jurisdictions. Deferred taxes associated with U.S. entities consist of net deferred tax liabilities of approximately $1.6 billion and $2.0 billion as of December 31, 2019 and 2018, respectively. Deferred taxes associated with non-U.S. entities consist of net deferred tax liabilities of $90 million and $277 million as of December 31, 2019 and 2018, respectively. During 2019, the Company’s valuation allowance decreased by $128 million primarily due to deferred tax assets and associated valuation allowance transferred due to the Envista Disposition, as well as release of a valuation allowance in a certain foreign jurisdiction, partially offset by certain tax benefits recognized in 2019 that are not expected to be realized. As of December 31, 2019, the total amount of the basis difference in investments outside the United States for which deferred taxes have not been provided is approximately $9.6 billion. The income taxes applicable to repatriating such earnings are not readily determinable. As of December 31, 2019, the Company had no plans which would subject these basis differences to income taxes in the United States or elsewhere.
On December 22, 2017, the TCJA was enacted, substantially changing the U.S. tax system. Under the SEC Staff Accounting Bulletin No. 118 (“SAB No. 118”) guidance, for the year ended December 31, 2017, the Company recorded provisional amounts in earnings for the effects of the enactment of the TCJA and during 2018, the Company completed its accounting for the TCJA based on the Company’s interpretation of the new tax regulations and related guidance issued by the U.S. Department of the Treasury and the Internal Revenue Service (“IRS”).
The TCJA imposes tax on U.S. shareholders for global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The Company has elected the period cost method for its accounting for GILTI.
Due to the complexity and recent issuance of these tax regulations, management’s interpretations of the impact of these rules could be subject to challenge by the taxing authorities.

The effective income tax rate from continuing operations for the years ended December 31 varies from the U.S. statutory federal income tax rate as follows:

	Percentage of Pretax Earnings
	2019	2018	2017
Statutory federal income tax rate	21.0%	21.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes (net of federal income tax benefit)	0.8%	0.9%	0.8%
Foreign rate differential	(1.4)%	(0.9)%	(12.7)%
Resolution and expiration of statutes of limitation of uncertain tax positions	(2.1)%	(1.7)%	(7.2)%
Permanent foreign exchange losses	—%	—%	(0.8)%
Research credits, uncertain tax positions and other	8.1%	(0.7)%	(0.5)%
TCJA - revaluation of U.S. deferred income taxes	—%	(1.6)%	(47.9)%
TCJA - Transition Tax	—%	1.8%	47.9%
Effective income tax rate	26.4%	18.8%	14.6%

The Company’s effective tax rate for 2019, 2018 and 2017 differs from the U.S. federal statutory rates of 21.0% in 2019 and 2018 and 35.0% in 2017, due principally to the Company’s earnings outside the United States that are indefinitely reinvested and taxed at rates different than the U.S. federal statutory rate. In addition:

•
The effective tax rate of 26.4% in 2019 includes 650 basis points of tax charges primarily related to changes in estimates associated with prior period uncertain tax positions, audit settlements, and Envista Disposition costs, net of the release of reserves for uncertain tax positions due to the expiration of statutes of limitation, release of valuation allowances associated with certain foreign tax credits, tax benefits resulting from changes in tax law and excess tax benefits from stock-based compensation.

•
The effective tax rate of 18.8% in 2018 includes 120 basis points of tax benefits primarily related to the release of reserves upon the expiration of statutes of limitation, audit settlements and release of a valuation allowance in a certain foreign tax jurisdiction. These tax benefits were partially offset by additional provisions related to completing the accounting for the enactment of the TCJA and tax costs directly related to reorganization activities associated with the Envista Disposition.

•
The effective tax rate of 14.6% in 2017 includes 560 basis points of net tax benefits due to the revaluation of deferred tax liabilities from 35.0% to 21.0% due to the TCJA and the release of reserves upon statute of limitation expiration, partially offset by income tax expense related to the Transition Tax on foreign earnings due to the TCJA and changes in estimates associated with prior period uncertain tax positions.

The Company made income tax payments related to both continuing and discontinued operations of $847 million, $673 million and $689 million in 2019, 2018 and 2017, respectively. Current income taxes payable related to both continuing and discontinued operations has been reduced by $79 million, $57 million and $85 million in 2019, 2018 and 2017, respectively, for tax deductions attributable to stock-based compensation, of which, the excess tax benefit over the amount recorded for financial reporting purposes for both continuing and discontinued operations was $55 million, $38 million and $55 million, respectively. As a result of the adoption of ASU 2016-09, Compensation—Stock Compensation, the excess tax benefits for the years ended December 31, 2019, 2018 and 2017 have been recorded as reductions to the current income tax provision and are reflected as operating cash inflows in the accompanying Consolidated Statements of Cash Flows.
Included in deferred income taxes related to continuing operations as of December 31, 2019 are tax benefits for U.S. and non-U.S. net operating loss carryforwards totaling $504 million ($162 million of which the Company does not expect to realize and have corresponding valuation allowances). Certain of the losses can be carried forward indefinitely and others can be carried forward to various dates from 2020 through 2039. In addition, the Company had general business and foreign tax credit carryforwards related to continuing operations of $199 million ($67 million of which the Company does not expect to realize and have corresponding valuation allowances) as of December 31, 2019, which can be carried forward to various dates from 2020 to 2029. In addition, as of December 31, 2019, the Company had $32 million of valuation allowances related to other deferred tax asset balances that are not more likely than not of being realized.
As of December 31, 2019, gross unrecognized tax benefits related to continuing operations totaled approximately $1.2 billion (approximately $1.4 billion, net of the impact of $131 million of indirect tax benefits offset by $320 million associated with potential interest and penalties). As of December 31, 2018, gross unrecognized tax benefits related to both continuing and discontinued operations totaled $986 million ($988 million, net of the impact of $117 million of indirect tax benefits offset by $119 million associated with potential interest and penalties). The Company recognized approximately $227 million, $41 million and $41 million in potential interest and penalties related to both continuing and discontinued operations associated with uncertain tax positions during 2019, 2018 and 2017, respectively. To the extent unrecognized tax benefits (including interest and penalties) are recognized with respect to uncertain tax positions, approximately $1.3 billion would reduce the tax expense and effective tax rate in future periods. The Company recognized interest and penalties related to unrecognized tax benefits within income taxes in the accompanying Consolidated Statements of Earnings. Unrecognized tax benefits and associated accrued interest and penalties are included in taxes, income and other accrued expenses as detailed in Note 10.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding amounts accrued for potential interest and penalties related to both continuing and discontinued operations, is as follows ($ in millions):

	2019	2018	2017
Unrecognized tax benefits, beginning of year	$986.0	$736.8	$992.2
Additions based on tax positions related to the current year	71.0	43.1	53.0
Additions for tax positions of prior years	197.3	324.3	39.8
Reductions for tax positions of prior years	(15.8)	(21.9)	(14.5)
Acquisitions, divestitures and other	6.8	9.4	13.4
Lapse of statute of limitations	(51.5)	(52.9)	(246.7)
Settlements	(12.2)	(41.8)	(124.8)
Effect of foreign currency translation	(0.7)	(11.0)	24.4
Unrecognized tax benefits, end of year	$1,180.9	$986.0	$736.8

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
The Company and its subsidiaries are routinely examined by various domestic and international taxing authorities. The IRS has completed substantially all of the examinations of the Company’s federal income tax returns through 2011 and is currently examining certain of the Company’s federal income tax returns for 2012 through 2017. In addition, the Company has subsidiaries in Austria, Belgium, Canada, China, Denmark, France, Germany, Hong Kong, India, Italy, Japan, Korea, Switzerland, the United Kingdom and various other countries, states and provinces that are currently under audit for years ranging from 2004 through 2018.
In the fourth quarter of 2018 and the first quarter of 2019, the IRS proposed significant adjustments to the Company’s taxable income for the years 2012 through 2015 with respect to the deferral of tax on certain premium income related to the Company’s self-insurance programs. For income tax purposes, the recognition of premium income has been deferred in accordance with U.S. tax laws related to insurance. The IRS is challenging the deferral of premiums for certain types of the Company’s self-insurance policies. The proposed adjustments would increase the Company’s taxable income over the 2012 through 2015 period by approximately $2.7 billion. Management believes the positions the Company has taken in its U.S. tax returns are in accordance with the relevant tax laws and intends to vigorously defend these positions. Due to the enactment of the TCJA in 2017 and the resulting reduction in the U.S. corporate tax rate for years after 2017, the Company revalued its deferred tax liabilities related to the temporary differences associated with this deferred premium income from 35.0% to 21.0%. If the Company is not successful in defending these assessments, the taxes owed to the IRS may be computed under the previous 35.0% statutory tax rate and the Company may be required to revalue the related deferred tax liabilities from 21.0% to 35.0%, which in addition to any interest due on the amounts assessed, would require a charge to future earnings. The ultimate resolution of this matter is uncertain, could take many years and could result in a material adverse impact to the Company’s financial statements, including its cash flows and effective tax rate.
Tax authorities in Denmark have raised significant issues related to interest accrued by certain of the Company’s subsidiaries. On December 10, 2013, the Company received assessments from the Danish tax authority (“SKAT”) of approximately DKK 1.8 billion (approximately $266 million based on exchange rates as of December 31, 2019) including interest through December 31, 2019, imposing withholding tax relating to interest accrued in Denmark on borrowings from certain of the Company’s subsidiaries for the years 2004-2009. The Company appealed these assessments to the Danish National Tax

Tribunal in 2014. The appeal is pending, awaiting the final outcome of other, preceding withholding tax cases that were appealed to the Danish courts and subsequently to the Court of Justice of the European Union (“CJEU”). In February 2019, the CJEU decided several of these cases and ruled that the exemption of interest payments from withholding taxes provided in the applicable European Union (“EU”) directive should be denied where taxpayers use the directive for abusive or fraudulent purposes, and that it is up to the national courts to make this determination. This decision of the CJEU now awaits application by the Danish High Court in the other, preceding withholding tax cases.
SKAT has maintained a similar position related to withholding tax on interest accrued in Denmark on borrowings from certain of the Company’s subsidiaries with respect to tax years 2010-2012 and 2013-2015. On August 27, 2019 and December 16, 2019, the Company received assessments for these matters of approximately DKK 1.1 billion including interest through December 31, 2019 (approximately $159 million based on the exchange rate as of December 31, 2019) for tax years 2010-2012 and DKK 751 million including interest through December 31, 2019 (approximately $113 million based on the exchange rate as of December 31, 2019) for tax years 2013-2015, respectively. The Company is appealing these assessments as well.  Management believes the positions the Company has taken in Denmark are in accordance with the relevant tax laws and is vigorously defending its positions. The Company intends on pursuing this matter through the Danish High Court should the appeal to the Danish National Tax Tribunal be unsuccessful. The Company will continue to monitor decisions of both the Danish courts and the CJEU and evaluate the impact of these court rulings on the Company’s tax positions in Denmark. The ultimate resolution of this matter is uncertain, could take many years, and could result in a material adverse impact to the Company’s financial statements, including its cash flow and effective tax rate.
Management estimates that it is reasonably possible that the amount of unrecognized tax benefits related to continuing operations may be reduced by approximately $368 million within 12 months as a result of resolution of worldwide tax matters, payments of tax audit settlements and/or statute of limitations expirations. Future resolution of uncertain tax positions related to discontinued operations may result in additional charges or credits to earnings from discontinued operations in the Consolidated Statements of Earnings (refer to Note 4).
The Company operates in various non-U.S. jurisdictions where income tax incentives and rulings have been granted for specific periods of time. In Switzerland, the Company has various tax rulings and tax holiday arrangements which reduce the overall effective tax rate of the Company. The tax holidays expire between 2019 and 2022. In Singapore, the Company operates under various tax incentive agreements that provide for reduced tax rates. Subject to the Company satisfying certain requirements, the agreements expire in 2022.  The Company has satisfied the conditions enumerated in these agreements to date. Included in the accompanying Consolidated Financial Statements are tax benefits of $71 million, $69 million, and $62 million (or $0.10, $0.10, and $0.09 per diluted share) for 2019, 2018, and 2017, respectively, from these rulings and tax holidays.

NOTE 16. NONOPERATING INCOME (EXPENSE)
As described in Notes 1, 13 and 14, in the first quarter of 2018, the Company adopted ASU No. 2017-07. The ASU requires the Company to disaggregate the service cost component from the other components of net periodic benefit costs and requires the Company to present the other components of net periodic benefit cost in other income, net. The ASU required application on a retrospective basis. As a result of adopting this ASU, the Company classified $12 million, $35 million and $31 million of net pension and postretirement benefits as other income as of December 31, 2019, 2018 and 2017, respectively. The Company’s net periodic pension cost for the year ended December 31, 2019 includes a settlement loss of $7 million ($6 million after tax or $0.01 per diluted share) as a result of the transfer of a portion of its non-U.S. pension liabilities related to one defined benefit plan to a third party.
In the fourth quarter of 2019, Danaher used a portion of the consideration received from Envista to redeem $882 million in aggregate principal amount of outstanding indebtedness (consisting of the Company’s 2.4% senior unsecured notes due 2020 and 5.0% senior unsecured notes due 2020). The Company incurred make-whole premiums in connection with the redemption of $7 million ($5 million after-tax or $0.01 per diluted share).
The Company received $138 million of cash proceeds and recorded $22 million in short-term other receivables from the sale of certain marketable equity securities during 2017. The Company recorded a pretax gain related to this sale of $73 million ($46 million after-tax or $0.06 per diluted share).

NOTE 17. COMMITMENTS
Warranties
The Company generally accrues estimated warranty costs at the time of sale. In general, manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly and appropriately maintained. Warranty periods depend on the nature of the product and range from the date of such sale up to ten years. The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor and in certain instances estimated property damage. The accrued warranty liability is reviewed on a quarterly basis and may be adjusted as additional information regarding expected warranty costs becomes known.
The following is a rollforward of the Company’s accrued warranty liability ($ in millions):

	2019	2018
Balance, January 1	$67.7	$68.2
Accruals for warranties issued during the year	48.7	46.0
Settlements made	(43.0)	(44.6)
Effect of foreign currency translation	(0.1)	(1.9)
Balance, December 31	$73.3	$67.7

Purchase Obligations
The Company has entered into agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancellable at any time without penalty. As of December 31, 2019, the aggregate amount of the Company’s purchase obligations totaled $594 million and the majority of these obligations are expected to be settled during 2020.

NOTE 18. LITIGATION AND CONTINGENCIES
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
The Company has recorded a provision for environmental investigation and remediation and environmental-related claims with respect to sites owned or formerly owned by the Company and its subsidiaries and third-party sites where the Company has been determined to be a potentially responsible party. The Company generally makes an assessment of the costs involved for its remediation efforts based on environmental studies, as well as its prior experience with similar sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties of the Company’s involvement in certain sites, uncertainties regarding the extent of the required cleanup, the availability of alternative cleanup methods, variations in the interpretation of applicable laws and regulations, the possibility of insurance recoveries with respect to certain sites and the fact that imposition of joint and several liability with right of contribution is possible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other environmental laws and regulations. If the Company determines that potential liability for a particular site or with respect to a personal injury claim is known or considered probable and reasonably estimable, the Company accrues the total estimated loss, including investigation and remediation costs, associated with the site or claim. As of December 31, 2019, the Company had a reserve of $126 million for environmental matters which are known or considered probable and reasonably estimable (of which $89 million are noncurrent), which reflects the Company’s best estimate of the costs to be incurred with respect to such matters.
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
As of December 31, 2019, the Company had approximately $576 million of guarantees consisting primarily of outstanding standby letters of credit, bank guarantees and performance and bid bonds. These guarantees have been provided in connection with certain arrangements with vendors, customers, insurance providers, financing counterparties and governmental entities to secure the Company’s obligations and/or performance requirements related to specific transactions. The Company believes that if the obligations under these instruments were triggered, it would not have a material effect on its Consolidated Financial Statements.

NOTE 19. STOCK TRANSACTIONS AND STOCK-BASED COMPENSATION
On July 16, 2013, the Company’s Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Repurchase Program, and the timing and amount of any shares repurchased under the program will be determined by the Company’s management based on its evaluation of market conditions and other factors. The Repurchase Program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plan) and for other corporate purposes. As of December 31, 2019, 20 million shares remained available for repurchase pursuant to the Repurchase Program. The Company expects to fund any future stock repurchases using the Company’s available cash balances or proceeds from the issuance of debt.
Except in connection with the Envista Split-Off in 2019, neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during 2019, 2018 or 2017. Refer to Note 4 for discussion of the 22.9 million shares of Danaher common stock tendered to and repurchased by the Company in connection with the Envista Split-Off.
The following table summarizes the Company’s share activity for the years ended December 31 (shares in millions):

	2019	2018	2017
Preferred stock - shares issued:
Balance, beginning of period	—	—	—
Issuance of MCPS	1.7	—	—
Balance, end of period	1.7	—	—

Common stock - shares issued:
Balance, beginning of period	817.9	812.5	807.7
Common stock-based award activity	4.6	4.6	4.8
Common stock issued in connection with acquisitions	—	0.2	—
Common stock issued in connection with LYONs’ conversions	0.9	0.6	—
Issuance of common stock	12.1	—	—
Balance, end of period	835.5	817.9	812.5

On March 1, 2019, the Company completed the underwritten public offering of 12.1 million shares of Danaher common stock at a price to the public of $123.00 per share (the “Common Stock Offering”), resulting in net proceeds of approximately $1.4 billion, after deducting expenses and the underwriters’ discount of $45 million. Simultaneously, the Company completed the underwritten public offering of 1.65 million shares of its 4.75% MCPS, Series A, without par value and with a liquidation preference of $1,000 per share (the “MCPS Offering”), resulting in net proceeds of approximately $1.6 billion, after deducting expenses and the underwriters’ discount of $50 million. The Company intends to use the net proceeds from the Common Stock Offering and the MCPS Offering to fund a portion of the cash consideration payable for, and certain costs associated with, the GE Biopharma Acquisition. Prior to the completion of the GE Biopharma Acquisition, the Company has invested the net proceeds in short-term bank deposits and/or interest-bearing, investment-grade securities.
As a result of the dividends paid to shareholders of the Company’s common stock subsequent to the issuance of the MCPS and through the date of this Annual Report, the Company triggered an anti-dilution adjustment pursuant to the terms of the MCPS.  After giving affect to these adjustments, each share of MCPS will mandatorily convert on the mandatory conversion date, which is expected to be April 15, 2022, into between 6.6531 and 8.1500 shares of the Company’s common stock, subject to further anti-dilution adjustments. The number of shares of the Company’s common stock issuable upon conversion will be determined based on the average volume-weighted average price per share of the Company’s common stock over the 20 consecutive trading day period beginning on, and including, the 21st scheduled trading day immediately before April 15, 2022. Subject to certain exceptions, at any time prior to April 15, 2022, holders may elect to convert each share of the MCPS into 6.6531 shares of common stock, subject to further anti-dilution adjustments. In the event of a fundamental change, the MCPS will convert at the fundamental change rates specified in the certificate of designations, and the holders of MCPS would be entitled to a fundamental change make-whole dividend.
Holders of MCPS will be entitled to receive, when and if declared by the Company’s Board of Directors, cumulative dividends at the annual rate of 4.75% of the liquidation preference of $1,000 per share (equivalent to $47.50 annually per share), payable in cash or, subject to certain limitations, by delivery of shares of the Company’s common stock or any combination of cash and shares of the Company’s common stock, at the Company’s election. If declared, dividends on the MCPS will be payable quarterly on January 15, April 15, July 15 and October 15 of each year (to, and including, April 15, 2022), to the holders of record of the MCPS as they appear on the Company’s stock register at the close of business on the immediately preceding December 31, March 31, June 30 and September 30, respectively.
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
Stock options, RSUs and PSUs have been issued to directors, officers and other employees under the Company’s 2007 Omnibus Incentive Plan. In addition, in connection with the 2016 acquisition of Cepheid, the Company assumed certain outstanding stock options and RSUs, as applicable, that had been awarded under the stock compensation plan of the acquired business. This plan (the “Assumed Plan”) operates in a similar manner to the Company’s 2007 Omnibus Incentive Plan, and no further equity awards will be issued under the Assumed Plan. The 2007 Omnibus Incentive Plan provides for the grant of stock options, stock appreciation rights, RSUs, restricted stock, PSUs or any other stock-based award and cash based awards. A total of approximately 127 million shares of Danaher common stock have been authorized for issuance under the 2007 Omnibus Incentive Plan. As of December 31, 2019, approximately 60 million shares of the Company’s common stock remain available for issuance under the 2007 Omnibus Incentive Plan.
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
PSUs issued under the 2007 Omnibus Incentive Plan provide for the issuance of a share of the Company’s common stock at no cost to the holder, vest based on the Company’s total shareholder return ranking relative to the S&P 500 Index over an approximately three-year performance period, are subject to an additional two-year holding period and are entitled to dividend equivalent rights. The PSU dividend equivalent rights are subject to the same vesting and payment restrictions as the related shares, but do not have voting rights and the shares underlying the PSU’s are not considered issued and outstanding.

In connection with the Envista Disposition, Envista adopted a stock-based compensation plan, which provides for stock-based awards denominated in shares of Envista common stock. Envista employees who participated in the Danaher stock compensation program prior to the Separation continued to participate in such program solely with respect to outstanding compensation awards received prior to the Separation, until the Split-Off (at which time such awards were terminated and replaced with awards denominated in Envista common stock under the Envista stock compensation plan). From and after the Envista Separation, all equity compensation awarded to Envista employees has been awarded under the Envista stock compensation plan. Stock-based compensation expense for Envista is included in results from discontinued operations.
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
The following summarizes the assumptions used in the Black-Scholes model to value options granted during the years ended December 31:

	2019	2018	2017
Risk-free interest rate	1.7 – 2.6%	2.6 – 3.1%	1.8 – 2.2%
Weighted average volatility	20.4%	21.4%	17.9%
Dividend yield	0.5%	0.6%	0.7%
Expected years until exercise	5.0 – 8.0	5.0 – 8.0	5.0 – 8.0

The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free rate of interest for periods within the contractual life of the option is based on a zero-coupon U.S. government instrument whose maturity period equals or approximates the option’s expected term. Expected volatility is based on implied volatility from traded options on the Company’s stock and historical volatility of the Company’s stock. The dividend yield is calculated by dividing the Company’s annual common stock dividend, based on the most recent quarterly dividend rate, by the closing stock price on the grant date. To estimate the option exercise timing used in the valuation model (which impacts the risk-free interest rate and the expected years until exercise), in addition to considering the vesting period and contractual term of the option, the Company analyzes and considers actual historical exercise experience for previously granted options. The Company stratifies its employee population into multiple groups for option valuation and attribution purposes based upon distinctive patterns of forfeiture rates and option holding periods, as indicated by the ranges set forth in the table above for the risk-free interest rate and the expected years until exercise.
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

The following summarizes the components of the Company’s continuing operations stock-based compensation expense for the years ended December 31 ($ in millions):

	2019	2018	2017
RSUs/PSUs:
Pretax compensation expense	$97.3	$86.5	$82.6
Income tax benefit	(20.1)	(17.7)	(25.2)
RSU/PSU expense, net of income taxes	77.2	68.8	57.4
Stock options:
Pretax compensation expense	61.5	51.6	44.5
Income tax benefit	(12.8)	(10.7)	(14.0)
Stock option expense, net of income taxes	48.7	40.9	30.5
Total stock-based compensation:
Pretax compensation expense	158.8	138.1	127.1
Income tax benefit	(32.9)	(28.4)	(39.2)
Total stock-based compensation expense, net of income taxes	$125.9	$109.7	$87.9

Stock-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Earnings. As of December 31, 2019, $149 million of total unrecognized compensation cost related to RSUs/PSUs is expected to be recognized over a weighted average period of approximately two years. As of December 31, 2019, $147 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately three years. Future compensation amounts will be adjusted for any changes in estimated forfeitures.
The following summarizes option activity under the Company’s stock plans (in millions, except weighted exercise price and number of years):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2017	18.9	$50.07
Granted	4.4	86.14
Exercised	(3.3)	35.26
Cancelled/forfeited	(1.2)	70.40
Outstanding as of December 31, 2017	18.8	59.84
Granted	4.1	99.51
Exercised	(3.4)	41.88
Cancelled/forfeited	(0.9)	80.14
Outstanding as of December 31, 2018	18.6	70.86
Granted	4.3	117.32
Exercised	(3.5)	53.02
Cancelled/forfeited	(0.9)	98.98
Adjustment due to Envista Split-Off (a)	(1.5)	91.65
Outstanding as of December 31, 2019	17.0	82.95	7	$1,202.3
Vested and expected to vest as of December 31, 2019 (b)	16.5	$82.18	7	$1,176.3
Vested as of December 31, 2019	7.0	$62.53	5	$632.3

(a)
The “Adjustment due to Envista Split-Off” reflects the cancellation of options which were outstanding as of December 18, 2019 and held by Envista employees, which have been terminated and replaced by Envista equity awards as part of the Envista Split-Off.

(b)	The “expected to vest” options are the net unvested options that remain after applying the forfeiture rate assumption to total unvested options.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2019. The amount of aggregate intrinsic value will change based on the price of the Company’s common stock.
Options outstanding as of December 31, 2019 are summarized below (in millions, except price per share and number of years):

	Outstanding			Exercisable
Exercise Price	Shares	Average Exercise Price	Average Remaining Life (in years)	Shares	Average Exercise Price
$19.89 to $41.64	1.2	$36.79	2	1.2	$36.79
$41.65 to $62.18	2.2	54.47	4	2.2	54.51
$62.19 to $83.27	4.0	67.03	6	2.2	67.12
$83.28 to $101.64	5.8	92.70	8	1.3	90.74
$101.65 to $142.99	3.8	116.76	9	0.1	113.57

The aggregate intrinsic value of options exercised during the years ended December 31, 2019, 2018 and 2017 was $266 million, $202 million and $162 million, respectively. Exercise of options during the years ended December 31, 2019, 2018 and 2017 resulted in cash receipts of $179 million, $133 million and $117 million, respectively. Upon exercise of the award by the employee, the Company derives a tax deduction measured by the excess of the market value over the grant price at the date of exercise. The Company realized a tax benefit of $51 million, $40 million and $50 million in 2019, 2018 and 2017, respectively, related to the exercise of employee stock options.
The following summarizes information on unvested RSU and PSU activity (in millions, except weighted average grant-date fair value):

	Number of RSUs/PSUs	Weighted Average Grant-Date Fair Value
Unvested as of January 1, 2017	4.5	$62.16
Granted	1.4	86.04
Vested	(1.5)	58.48
Forfeited	(0.5)	68.83
Unvested as of December 31, 2017	3.9	71.27
Granted	1.5	99.15
Vested	(1.2)	68.37
Forfeited	(0.3)	78.41
Unvested as of December 31, 2018	3.9	82.21
Granted	1.4	115.38
Vested	(1.1)	75.51
Forfeited	(0.3)	92.82
Adjustment due to Envista Split-Off (a)	(0.4)	98.18
Unvested as of December 31, 2019	3.5	94.85

(a)
The “Adjustment due to Envista Split-Off” reflects the cancellation of RSUs and PSUs which were outstanding as of December 18, 2019 and held by Envista employees which have been terminated and replaced by Envista equity awards as part of the Envista Split-Off.

The Company realized a tax benefit of $25 million, $17 million and $35 million in the years ended December 31, 2019, 2018 and 2017, respectively, related to the vesting of RSUs.
The excess tax benefit of $55 million, $38 million and $55 million related to the exercise of employee stock options and vesting of RSUs for the years ended December 31, 2019, 2018 and 2017, respectively, has been recorded as a reduction to the current income tax provision and is reflected as an operating cash inflow in the accompanying Consolidated Statements of Cash Flows.

In connection with the exercise of certain stock options and the vesting of RSUs previously issued by the Company, a number of shares sufficient to fund statutory minimum tax withholding requirements has been withheld from the total shares issued or released to the award holder (though under the terms of the applicable plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the year ended December 31, 2019, 402 thousand shares with an aggregate value of $49 million were withheld to satisfy the requirement. During the year ended December 31, 2018, 400 thousand shares with an aggregate value of $41 million were withheld to satisfy the requirement. The withholding is treated as a reduction in additional paid-in capital in the accompanying Consolidated Statements of Stockholders’ Equity.

NOTE 20. NET EARNINGS PER SHARE FROM CONTINUING OPERATIONS
Basic net earnings per share (“EPS”) from continuing operations is calculated by taking net earnings from continuing operations less the MCPS dividends divided by the weighted average number of common shares outstanding for the applicable period. Diluted net EPS from continuing operations is computed based on the weighted average number of common shares outstanding increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased with the proceeds from the issuance of the potentially dilutive shares. For the year ended December 31, 2019, no options to purchase shares were excluded from the diluted earnings per share calculation. For the years ended December 31, 2018 and 2017, 1 million and 4 million options to purchase shares, respectively, were not included in the diluted earnings per share calculation as the impact of their inclusion would have been anti-dilutive.
The impact of the MCPS calculated under the if-converted method was anti-dilutive, and as such 10 million shares underlying the MCPS (assuming a conversion ratio based on the December 31, 2019 share price) were excluded from the diluted EPS calculation for the year ended December 31, 2019.
Information related to the calculation of net earnings from continuing operations per share of common stock for the years ended December 31 is summarized as follows ($ and shares in millions, except per share amounts):

	2019	2018	2017
Numerator:
Net earnings from continuing operations	$2,432.3	$2,406.3	$2,172.2
MCPS dividends	(68.4)	—	—
Net earnings from continuing operations attributable to common stockholders for Basic EPS	2,363.9	2,406.3	2,172.2
Adjustment for interest on convertible debentures	1.6	2.2	2.1
Net earnings from continuing operations attributable to common stockholders after assumed conversions for Diluted EPS	$2,365.5	$2,408.5	$2,174.3

Denominator:
Weighted average common shares outstanding used in Basic EPS	715.0	700.6	695.8
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	8.9	7.2	7.5
Assumed conversion of the convertible debentures	1.6	2.4	2.8
Weighted average common shares outstanding used in Diluted EPS	725.5	710.2	706.1

Basic EPS from continuing operations	$3.31	$3.43	$3.12
Diluted EPS from continuing operations	$3.26	$3.39	$3.08

NOTE 21. SEGMENT INFORMATION
The Company operates and reports its results in three separate business segments consisting of the Life Sciences, Diagnostics and Environmental & Applied Solutions segments. When determining the reportable segments, the Company aggregated operating segments based on their similar economic and operating characteristics. Operating profit represents total revenues less operating expenses, excluding nonoperating income and expense, interest and income taxes. Operating profit amounts in the Other segment consist of unallocated corporate costs and other costs not considered part of management’s evaluation of reportable segment operating performance. The identifiable assets by segment are those used in each segment’s operations. Intersegment amounts are not significant and are eliminated to arrive at consolidated totals.
Detailed segment data for the years ended December 31 is as follows ($ in millions):

	2019	2018	2017
Sales:
Life Sciences	$6,951.1	$6,471.4	$5,710.1
Diagnostics	6,561.5	6,257.6	5,839.9
Environmental & Applied Solutions	4,398.5	4,319.5	3,968.8
Total	$17,911.1	$17,048.5	$15,518.8

Operating profit:
Life Sciences	$1,401.4	$1,229.3	$1,004.3
Diagnostics	1,134.1	1,073.8	871.6
Environmental & Applied Solutions	1,051.6	988.0	914.6
Other	(317.7)	(236.0)	(218.2)
Total	$3,269.4	$3,055.1	$2,572.3

Identifiable assets:
Life Sciences	$22,381.3	$22,122.4	$20,576.8
Diagnostics	14,442.2	14,031.1	14,359.2
Environmental & Applied Solutions	4,881.8	4,637.3	4,649.2
Other	20,376.3	1,200.1	1,069.6
Discontinued operations	—	5,841.6	5,993.8
Total	$62,081.6	$47,832.5	$46,648.6

Depreciation and amortization:
Life Sciences	$487.1	$471.2	$427.9
Diagnostics	582.5	589.0	581.5
Environmental & Applied Solutions	110.6	109.0	99.9
Other	9.3	8.5	7.6
Total	$1,189.5	$1,177.7	$1,116.9

Capital expenditures, gross:
Life Sciences	$142.4	$140.1	$130.6
Diagnostics	434.4	380.0	372.6
Environmental & Applied Solutions	54.4	57.1	60.9
Other	4.3	6.3	6.6
Total	$635.5	$583.5	$570.7

Operations in Geographical Areas:

	Year Ended December 31
($ in millions)	2019	2018	2017
Sales:
United States	$6,659.7	$6,133.9	$5,584.9
China	2,307.9	2,169.4	1,856.4
Germany	1,013.0	1,082.3	995.5
All other (each country individually less than 5% of total sales)	7,930.5	7,662.9	7,082.0
Total	$17,911.1	$17,048.5	$15,518.8

Property, plant and equipment, net:
United States	$1,076.8	$1,080.3	$1,008.2
Germany	162.7	169.2	180.9
United Kingdom	163.1	156.9	151.8
All other (each country individually less than 5% of total property, plant and equipment, net)	899.4	843.2	882.5
Total	$2,302.0	$2,249.6	$2,223.4

Sales by Major Product Group:

	Year Ended December 31
($ in millions)	2019	2018	2017
Analytical and physical instrumentation	$2,463.8	$2,437.0	$2,232.9
Research and medical products	13,512.6	12,686.0	11,512.4
Product identification	1,934.7	1,925.5	1,773.5
Total	$17,911.1	$17,048.5	$15,518.8

NOTE 22. QUARTERLY DATA-UNAUDITED

($ in millions, except per share data)	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
2019:
Sales	$4,220.2		$4,444.5		$4,378.0		$4,868.4
Gross profit	2,354.9		2,483.8		2,441.4		2,703.6
Operating profit	719.7		811.7		776.3		961.7
Net earnings from continuing operations	332.3		676.4		630.7		792.9
Net earnings from discontinued operations, net of income taxes	1.5		54.9		37.3		482.2
Net earnings attributable to common stockholders	327.3		708.6		648.4		1,255.5
Net earnings per common share from continuing operations: [1]
Basic	$0.46		$0.91		$0.85		$1.08	A
Diluted	$0.45		$0.90		$0.84		$1.07
Net earnings per common share from discontinued operations:
Basic	$—		$0.08		$0.05		$0.67	A
Diluted	$—		$0.08		$0.05		$0.66
Net earnings per common share:
Basic	$0.46		$0.99		$0.90		$1.75	A
Diluted	$0.46	B	$0.97	B	$0.89		$1.73

2018:
Sales	$4,022.8		$4,247.6		$4,173.6		$4,604.5
Gross profit	2,268.1		2,393.9		2,309.6		2,533.7
Operating profit	687.5		758.9		745.3		863.4
Net earnings from continuing operations	529.4		592.8		600.3		683.8
Net earnings from discontinued operations, net of income taxes	37.2		81.0		63.4		63.0
Net earnings attributable to common stockholders	566.6		673.8		663.7		746.8
Net earnings per common share from continuing operations:
Basic	$0.76		$0.85		$0.86		$0.97	A
Diluted	$0.75		$0.84		$0.85		$0.96	A
Net earnings per common share from discontinued operations:
Basic	$0.05		$0.12		$0.09		$0.09
Diluted	$0.05		$0.11		$0.09		$0.09
Net earnings per common share:
Basic	$0.81		$0.96	B	$0.95		$1.06
Diluted	$0.80		$0.95		$0.93	B	$1.05	A

1 Refer to Note 20 for additional information on the calculation of net earnings per share from continuing operations.
A Net earnings per common share amounts do not add across to full year amounts due to rounding.
B Net earnings per common share amount does not add due to rounding.

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
Management’s annual report on its internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm’s audit report on the effectiveness of Danaher’s internal control over financial reporting are included in the Company’s financial statements for the year ended December 31, 2019 included in Item 8 of this Annual Report on Form 10-K, under the headings “Report of Management on Danaher Corporation’s Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” respectively, and are incorporated herein by reference.
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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than the information below, the information required by this Item is incorporated by reference from the sections entitled Proposal 1–Election of Directors of Danaher, Corporate Governance and Other Information in the Proxy Statement for the Company’s 2020 annual meeting of shareholders and from the information under the caption “Information About Our Executive Officers” in Part I hereof. No nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than the Company pursuant to which such person is or was to be selected as a director or nominee.
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

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from the sections entitled Director Compensation, Compensation Discussion and Analysis, Compensation Committee Report, Compensation Tables and Information and Summary of Employment Agreements and Plans in the Proxy Statement for the Company’s 2020 annual meeting of shareholders (provided that the Compensation Committee Report shall not be deemed to be “filed”).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from the sections entitled Beneficial Ownership of Danaher Common Stock by Directors, Officers and Principal Shareholders, Summary of Employment Agreements and Plans and Compensation Tables and Information in the Proxy Statement for the Company’s 2020 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from the sections entitled Director Independence and Related Person Transactions in the Proxy Statement for the Company’s 2020 annual meeting of shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from the section entitled Proposal 2–Ratification of Independent Registered Public Accounting Firm in the Proxy Statement for the Company’s 2020 annual meeting of shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	The following documents are filed as part of this report.

(1)	Financial Statements. The financial statements are set forth under “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(2)
Schedules. An index of Exhibits and Schedules is on page 123 of this report. Schedules other than those listed below have been omitted from this Annual Report on Form 10-K because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.

(3)	Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

DANAHER CORPORATION
INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULE

Page Number in Form 10-K
Schedule:
Valuation and Qualifying Accounts	131
EXHIBIT INDEX

Exhibit Number	Description

2.1	Separation Agreement, dated as of September 19, 2019, by and between Danaher Corporation and Envista Holdings Corporation+	Incorporated by reference from Exhibit 10.1 to Envista Holdings Corporation’s Current Report on Form 8-K filed September 20, 2019 (Commission File Number: 1-39054)

2.2	Equity and Asset Purchase Agreement dated as of February 25, 2019, by and between General Electric Company and Danaher Corporation+	Incorporated by reference from Exhibit 2.1 to Danaher Corporation’s Current Report on Form 8-K filed February 25, 2019 (Commission File Number: 1-8089)

3.1	Restated Certificate of Incorporation of Danaher Corporation	Incorporated by reference from Exhibit 3.1 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2012 (Commission File Number: 1-8089)

3.2	Certificate of Designations of the 4.75% Mandatory Convertible Preferred Stock, Series A	Incorporated by reference from Exhibit 3.1 to Danaher Corporation’s Current Report on Form 8-K filed March 1, 2019 (Commission File Number: 1-8089)

3.3	Amended and Restated By-laws of Danaher Corporation	Incorporated by reference from Exhibit 3.2 to Danaher Corporation’s Current Report on Form 8-K filed December 6, 2016 (Commission File Number: 1-8089)

4.1	Senior Indenture dated as of December 11, 2007 by and between Danaher Corporation and The Bank of New York Trust Company, N.A. as trustee (“Senior Indenture”)	Incorporated by reference from Exhibit 1.2 to Danaher Corporation’s Current Report on Form 8-K filed on December 11, 2007 (Commission File Number: 1-8089)

4.2
First Supplemental Indenture to Senior Indenture, dated as of September 15, 2015, by and between Danaher Corporation and The Bank of New York Mellon Trust Company, N.A. as trustee relating to the 3.350% Senior Notes due 2025 and 4.375% Senior Notes due 2045
Incorporated by reference from Exhibit 4.1 to Danaher Corporation’s Current Report on Form 8-K filed September 15, 2015 (Commission File Number: 1-8089)

4.3
Indenture dated as of July 8, 2015, by and between Danaher Corporation, as guarantor, DH Europe Finance S.a.r.l., as issuer, and The Bank of New York Mellon Trust Company, N.A. as trustee (“Danaher International Indenture”)
Incorporated by reference from Exhibit 4.1 to Danaher Corporation’s Current Report on Form 8-K filed on July 8, 2015 (Commission File Number: 1-8089)

4.4
First Supplemental Indenture to Danaher International Indenture, dated as of July 8, 2015, by and between Danaher Corporation, as guarantor, DH Europe Finance S.A., as issuer, and The Bank of New York Mellon Trust Company, N.A. as trustee relating to the 1.700% Senior Notes due 2022 and the 2.500% Senior Notes due 2025
Incorporated by reference from Exhibit 4.2 to Danaher Corporation’s Current Report on Form 8-K filed on July 8, 2015 (Commission File Number: 1-8089)

4.5
Paying and Calculation Agency Agreement, dated as of July 8, 2015, by and among Danaher International, Danaher Corporation, and The Bank of New York Mellon, London Branch, as paying and calculation agent
Incorporated by reference from Exhibit 4.3 to Danaher Corporation’s Current Report on Form 8-K filed on July 8, 2015 (Commission File Number: 1-8089)

4.6
Second Supplemental Indenture to Danaher International Indenture, dated as of June 30, 2017, by and between Danaher Corporation, as guarantor, DH Europe Finance S.a.r.l., as issuer, and The Bank of New York Mellon Trust Company, N.A. as trustee relating to the Floating Rate Senior Notes due 2022 and the 1.200% Senior Notes due 2027
Incorporated by reference from Exhibit 4.2 to Danaher Corporation’s Current Report on Form 8-K filed on June 30, 2017 (Commission File Number: 1-8089)

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

4.8	Second Supplemental Indenture to Senior Indenture, dated as of July 1, 2019 between Danaher Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee	Incorporated by reference from Exhibit 4.2 to Danaher Corporation’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 filed July 10, 2019 (Commission File Number: 333-224149)

4.9
Third Supplemental Indenture to Danaher International Indenture, dated as of July 1, 2019 among DH Europe Finance S.à r.l., as issuer, Danaher Corporation, as guarantor and The Bank of New York Mellon Trust Company, N.A., as trustee
Incorporated by reference from Exhibit 4.5 to Danaher Corporation’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 filed July 10, 2019 (Commission File Number: 333-224149)

4.10
Base Indenture, dated as of September 18, 2019, among DH Europe Finance II S.à r.l., as issuer, Danaher Corporation, as guarantor and The Bank of New York Mellon Trust Company, N.A., as trustee (“Danaher International II Indenture”)
Incorporated by reference from Exhibit 4.1 to Danaher Corporation’s Current Report on Form 8-K filed September 18, 2019 (Commission File Number: 1-8089)

4.11
First Supplemental Indenture to Danaher International II Indenture, dated as of September 18, 2019, among DH Europe Finance II S.à r.l., as issuer, Danaher Corporation, as guarantor and The Bank of New York Mellon Trust Company, N.A., as trustee
Incorporated by reference from Exhibit 4.2 to Danaher Corporation’s Current Report on Form 8-K filed September 18, 2019 (Commission File Number: 1-8089)

4.12	Specimen Certificate of the 4.75% Mandatory Convertible Preferred Stock, Series A	Included in Exhibit 3.2 above

4.13	Description of Securities Registered Under Section 12 of the Exchange Act

10.1	Danaher Corporation 2007 Omnibus Incentive Plan, as amended and restated*	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (Commission File Number: 1-8089)

10.2	Danaher Corporation Non-Employee Directors’ Deferred Compensation Plan, as amended, a sub-plan under the 2007 Omnibus Incentive Plan*	Incorporated by reference from Exhibit 10.2 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File Number: 1-8089)

10.3	Amended Form of Election to Defer under the Danaher Corporation Non-Employee Directors’ Deferred Compensation Plan*	Incorporated by reference from Exhibit 10.3 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File Number: 1-8089)

10.4	Form of Danaher Corporation 2007 Omnibus Incentive Plan Stock Option Agreement for Non-Employee Directors*

10.5	Form of Danaher Corporation 2007 Omnibus Incentive Plan RSU Agreement for Non-Employee Directors*

10.6	Form of Danaher Corporation 2007 Omnibus Incentive Plan Stock Option Agreement*

10.7	Form of Danaher Corporation 2007 Omnibus Incentive Plan RSU Agreement*

10.8	Form of Danaher Corporation 2007 Omnibus Incentive Plan PSU Agreement*

10.9	Danaher Corporation & Subsidiaries Amended and Restated Executive Deferred Incentive Program*	Incorporated by reference from Exhibit 10.8 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018 (Commission File Number: 1-8089)

10.10	Danaher Corporation Excess Contribution Program, a sub-plan under the 2007 Omnibus Incentive Plan, as amended and restated*	Incorporated by reference from Exhibit 10.9 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018 (Commission File Number: 1-8089)

10.11	Amended and Restated Danaher Corporation Deferred Compensation Plan*	Incorporated by reference from Exhibit 10.12 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2019 (Commission File Number: 1-8089)

10.12	Amendment to Amended and Restated Deferred Compensation Plan*	Incorporated by reference from Exhibit 10.13 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2019 (Commission File Number: 1-8089)

10.13	Amendment to Danaher Corporation & Subsidiaries Executive Deferred Incentive Program*	Incorporated by reference from Exhibit 10.14 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2019 (Commission File Number: 1-8089)

10.14	Amendment to Danaher Excess Contribution Programs*	Incorporated by reference from Exhibit 10.15 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2019 (Commission File Number: 1-8089)

10.15	Danaher Corporation Senior Leader Severance Pay Plan*	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2013 (Commission File Number: 1-8089)

10.16	Agreement Regarding Competition and Protection of Proprietary Interests by and between Danaher Corporation and Thomas P. Joyce, Jr., dated March 16, 2009* (1)	Incorporated by reference from Exhibit 10.16 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014 (Commission File Number: 1-8089)

10.17	Amendment to Agreement Regarding Competition and Protection of Proprietary Interests by and between Danaher Corporation and Thomas P. Joyce, Jr., dated September 11, 2014*	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed on September 15, 2014 (Commission File Number: 1-8089)

10.18	Agreement Regarding Competition and Protection of Proprietary Interests by and between Danaher Corporation and Joakim Weidemanis, dated August 1, 2011*	Incorporated by reference from Exhibit 10.14 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018 (Commission File Number: 1-8089)

10.19	Agreement Regarding Competition and Protection of Proprietary Interests by and between Danaher Corporation and Matthew McGrew dated November 7, 2018*	Incorporated by reference from Exhibit 10.2 to Danaher Corporation’s Current Report on Form 8-K filed on November 8, 2018 (Commission File Number: 1-8089)

10.20	Letter Agreement by and between Danaher Corporation and Matthew McGrew, dated November 7, 2018*	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed on November 8, 2018 (Commission File Number: 1-8089)

10.21	Agreement Regarding Competition and Protection of Proprietary Interests by and between Danaher Corporation and Rainer Blair, dated May 2, 2010*	Incorporated by reference from Exhibit 10.20 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016 (Commission File Number: 1-8089)

10.22	Description of compensation arrangements for non-management directors*

10.23	Management Agreement dated February 23, 2012 by and between FJ900, Inc. and Joust Capital III, LLC (2)	Incorporated by reference from Exhibit 10.25 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 (Commission File Number: 1-8089)

10.24	Interchange Agreement dated July 22, 2011 by and between Danaher Corporation and Joust Capital III, LLC (3)	Incorporated by reference from Exhibit 10.10 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2011 (Commission File Number: 1-8089)

10.25	Aircraft Time Sharing Agreement by and between Danaher Corporation and Thomas P. Joyce, Jr., dated May 7, 2014* (4)	Incorporated by reference from Exhibit 10.2 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2014 (Commission File Number: 1-8089)

10.26	Amendment No. 1 to Aircraft Time Sharing Agreement by and between Danaher Corporation and Thomas P. Joyce, Jr., dated July 1, 2016* (4)	Incorporated by reference from Exhibit 10.7 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2016 (Commission File Number: 1-8089)

10.27	Form of Director and Officer Indemnification Agreement	Incorporated by reference from Exhibit 10.35 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 (Commission File Number: 1-8089)

10.28	Employee Matters Agreement, dated as of September 19, 2019, by and between Danaher Corporation and Envista Holdings Corporation+	Incorporated by reference from Exhibit 10.4 to Envista Holdings Corporation’s Current Report on Form 8-K filed September 20, 2019 (Commission File Number: 1-39054)

10.29	Tax Matters Agreement, dated as of September 19, 2019, by and between Danaher Corporation and Envista Holdings Corporation+	Incorporated by reference from Exhibit 10.3 to Envista Holdings Corporation’s Current Report on Form 8-K filed September 20, 2019 (Commission File Number: 1-39054)

10.30	Transition Services Agreement, dated as of September 19, 2019, by and between Danaher Corporation and Envista Holdings Corporation+	Incorporated by reference from Exhibit 10.2 to Envista Holdings Corporation’s Current Report on Form 8-K filed September 20, 2019 (Commission File Number: 1-39054)

10.31	Intellectual Property Matters Agreement, dated as of September 19, 2019, by and between Danaher Corporation and Envista Holdings Corporation+	Incorporated by reference from Exhibit 10.5 to Envista Holdings Corporation’s Current Report on Form 8-K filed September 20, 2019 (Commission File Number: 1-39054)

10.32	DBS License Agreement, dated as of September 19, 2019, by and between Danaher Corporation and Envista Holdings Corporation+	Incorporated by reference from Exhibit 10.6 to Envista Holdings Corporation’s Current Report on Form 8-K filed September 20, 2019 (Commission File Number: 1-39054)

10.33	Registration Rights Agreement, dated as of September 19, 2019, by and between Danaher Corporation and Envista Holdings Corporation+	Incorporated by reference from Exhibit 10.7 to Envista Holdings Corporation’s Current Report on Form 8-K filed September 20, 2019 (Commission File Number: 1-39054)

10.34
Second Amended and Restated Credit Agreement, dated as of August 27, 2019, among Danaher Corporation, certain of its subsidiaries party thereto, Bank of America, N.A., as Administrative Agent and a Swing Line Lender, and the lenders referred to therein
Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed August 29, 2019 (Commission File Number: 1-8089)

10.35
Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of September 20, 2019, among Danaher Corporation, Bank of America, N.A., Bank of America, N.A. London Branch and Citibank, N.A. , each in their respective roles as a Swing Line Lender, Bank of America, N.A. as Administrative Agent and the lenders referred to therein
Incorporated by reference from Exhibit 10.8 to Danaher Corporation’s Report on Form 10-Q for the quarter ended September 27, 2019 (Commission File Number: 1-8089)

10.36
Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of October 7, 2019, among Danaher Corporation, Bank of America, N.A., Bank of America, N.A. London Branch and Citibank, N.A. , each in their respective roles as a Swing Line Lender, Bank of America, N.A. as Administrative Agent and the lenders referred to therein
Incorporated by reference from Exhibit 10.9 to Danaher Corporation’s Report on Form 10-Q for the quarter ended September 27, 2019 (Commission File Number: 1-8089)

10.37	Credit Agreement, dated as of August 27, 2019, among Danaher Corporation, certain of its subsidiaries party thereto, Bank of America, N.A., as Administrative Agent, and the lenders referred to therein	Incorporated by reference from Exhibit 10.2 to Danaher Corporation’s Current Report on Form 8-K filed August 29, 2019 (Commission File Number: 1-8089)

21.1	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (5)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (5)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (5)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (5)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (5)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (5)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
Danaher is a party to additional long-term debt instruments under which, in each case, the total amount of debt authorized does not exceed 10% of the total assets of Danaher and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Danaher agrees to furnish a copy of such instruments to the Securities and Exchange

Commission upon request.

+
The schedules have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K because they do not contain information material to an investment or voting decision and that information is not otherwise disclosed in the exhibit or this filing. Danaher will furnish copies of such schedules to the Securities and Exchange Commission upon request.

*	Indicates management contract or compensatory plan, contract or arrangement.
(1)
In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, Danaher has entered into an agreement with William K. Daniel II that is substantially identical in all material respects to the form of agreement referenced as Exhibit 10.16 except as to the name of the counterparty.

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

(4)
In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, Danaher Corporation has entered into an aircraft time sharing agreement with Matthew R. McGrew that is substantially identical in all material respects to the forms of agreement referenced as Exhibit 10.25 and Exhibit 10.26, respectively,

(5)
Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2019 and 2018, (ii) Consolidated Statements of Earnings for the years ended December 31, 2019, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DANAHER CORPORATION

Date:	February 21, 2020	By:	/s/ THOMAS P. JOYCE, JR.
Thomas P. Joyce, Jr.
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Name, Title and Signature	Date

/s/ STEVEN M. RALES	February 21, 2020
Steven M. Rales
Chairman of the Board

/s/ MITCHELL P. RALES	February 21, 2020
Mitchell P. Rales
Chairman of the Executive Committee

/s/ DONALD J. EHRLICH	February 21, 2020
Donald J. Ehrlich
Director

/s/ LINDA HEFNER FILLER	February 21, 2020
Linda Hefner Filler
Director

/s/ THOMAS P. JOYCE, JR.	February 21, 2020
Thomas P. Joyce, Jr.
President, Chief Executive Officer and Director

/s/ TERI LIST-STOLL	February 21, 2020
Teri List-Stoll
Director

/s/ WALTER G. LOHR, JR.	February 21, 2020
Walter G. Lohr, Jr.
Director

/s/ JESSICA L. MEGA, M.D., MPH	February 21, 2020
Jessica L. Mega, M.D, MPH
Director

/s/ PARDIS C. SABETI, M.D., D.Phil	February 21, 2020
Pardis C. Sabeti, M.D., D.Phil
Director

/s/ JOHN T. SCHWIETERS	February 21, 2020
John T. Schwieters
Director

/s/ ALAN G. SPOON	February 21, 2020
Alan G. Spoon
Director

/s/ RAYMOND C. STEVENS, Ph.D.	February 21, 2020
Raymond C. Stevens
Director

/s/ ELIAS A. ZERHOUNI, M.D.	February 21, 2020
Elias A. Zerhouni, M.D.
Director

/s/ MATTHEW R. MCGREW	February 21, 2020
Matthew R. McGrew
Executive Vice President and Chief Financial Officer

/s/ ROBERT S. LUTZ	February 21, 2020
Robert S. Lutz
Senior Vice President and Chief Accounting Officer

DANAHER CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
($ in millions)

Classification	Balance at Beginning of Period (a)	Charged to Costs & Expenses	Impact of Currency	Charged to Other Accounts (b)	Write-Offs, Write-Downs & Deductions	Balance at End of Period (a)
Year ended December 31, 2019:
Allowances deducted from asset account
Allowance for doubtful accounts	$103.7	$30.0	$(0.7)	$—	$(27.6)	$105.4
Year ended December 31, 2018:
Allowances deducted from asset account
Allowance for doubtful accounts	$100.3	$31.2	$(3.8)	$1.3	$(25.3)	$103.7
Year ended December 31, 2017:
Allowances deducted from asset account
Allowance for doubtful accounts	$85.6	$27.1	$3.8	$3.5	$(19.7)	$100.3

(a)	Amounts include allowance for doubtful accounts classified as current and noncurrent.

(b)	Amounts related to businesses acquired, net of amounts related to businesses disposed not included in discontinued operations.