Form 10-Q
period 2020-04-03
DANAHER CORP /DE/
filed 2020-05-06
CIK 313616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2020
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-08089
DANAHER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware		59-1995548
(State of Incorporation)		(I.R.S. Employer Identification Number)

2200 Pennsylvania Avenue, N.W., Suite 800W		20037-1701
Washington,	DC
(Address of Principal Executive Offices)		(Zip Code)
Registrant’s telephone number, including area code: 202-828-0850

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	DHR	New York Stock Exchange
4.75% Mandatory Convertible Preferred Stock, Series A, without par value	DHR.PRA	New York Stock Exchange
Floating Rate Senior Notes due 2022	DHR F 06/30/22	New York Stock Exchange
1.700% Senior Notes due 2022	DHR 1.7 01/04/22	New York Stock Exchange
1.700% Senior Notes due 2024	DHR 1.7 03/30/24	New York Stock Exchange
2.500% Senior Notes due 2025	DHR 2.5 07/08/25	New York Stock Exchange
0.200% Senior Notes due 2026	DHR 0.2 03/18/26	New York Stock Exchange
2.100% Senior Notes due 2026	DHR 2.1 09/30/26	New York Stock Exchange
1.200% Senior Notes due 2027	DHR 1.2 06/30/27	New York Stock Exchange
0.450% Senior Notes due 2028	DHR 0.45 03/18/28	New York Stock Exchange
2.500% Senior Notes due 2030	DHR 2.5 03/30/30	New York Stock Exchange
0.750% Senior Notes due 2031	DHR 0.75 09/18/31	New York Stock Exchange
1.350% Senior Notes due 2039	DHR 1.35 09/18/39	New York Stock Exchange
1.800% Senior Notes due 2049	DHR 1.8 09/18/49	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The number of shares of common stock outstanding at May 1, 2020 was 697,511,185.

DANAHER CORPORATION
INDEX
FORM 10-Q

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ and shares in millions, except per share amount)
(unaudited)

	April 3, 2020	December 31, 2019
ASSETS
Current assets:
Cash and equivalents	$4,367.7	$19,912.3
Trade accounts receivable, less allowance for doubtful accounts of $119.0 and $103.7, respectively	3,433.3	3,191.4
Inventories:
Finished goods	1,408.9	833.5
Work in process	498.0	284.9
Raw materials	668.1	509.9
Total inventories	2,575.0	1,628.3
Prepaid expenses and other current assets	766.6	864.6
Total current assets	11,142.6	25,596.6
Property, plant and equipment, net of accumulated depreciation of $2,739.6 and $2,761.4, respectively	2,988.5	2,302.0
Other long-term assets	2,561.1	1,720.8
Goodwill	33,725.5	22,712.5
Other intangible assets, net	18,512.6	9,749.7
Total assets	$68,930.3	$62,081.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$3,234.3	$212.4
Trade accounts payable	1,748.3	1,514.4
Accrued expenses and other liabilities	3,483.0	3,205.3
Total current liabilities	8,465.6	4,932.1
Other long-term liabilities	6,661.1	5,350.9
Long-term debt	22,737.2	21,516.7
Stockholders’ equity:
Preferred stock, without par value, 15.0 million shares authorized; 1.65 million shares of 4.75% Mandatory Convertible Preferred Stock, Series A, issued and outstanding as of both April 3, 2020 and December 31, 2019	1,599.6	1,599.6
Common stock - $0.01 par value, 2.0 billion shares authorized; 837.3 million issued and 697.0 million outstanding as of April 3, 2020; 835.5 million issued and 695.5 million outstanding as of December 31, 2019	8.4	8.4
Additional paid-in capital	7,629.8	7,564.6
Retained earnings	24,608.6	24,166.3
Accumulated other comprehensive income (loss)	(2,791.3)	(3,068.3)
Total Danaher stockholders’ equity	31,055.1	30,270.6
Noncontrolling interests	11.3	11.3
Total stockholders’ equity	31,066.4	30,281.9
Total liabilities and stockholders’ equity	$68,930.3	$62,081.6
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three-Month Period Ended
	April 3, 2020	March 29, 2019
Sales	$4,343.1	$4,220.2
Cost of sales	(1,900.3)	(1,865.3)
Gross profit	2,442.8	2,354.9
Operating costs:
Selling, general and administrative expenses	(1,458.3)	(1,367.7)
Research and development expenses	(287.0)	(267.5)
Operating profit	697.5	719.7
Nonoperating income (expense):
Other (expense) income, net	(1.5)	5.1
Interest expense	(47.4)	(20.5)
Interest income	62.5	15.7
Earnings from continuing operations before income taxes	711.1	720.0
Income taxes	(116.0)	(387.7)
Net earnings from continuing operations	595.1	332.3
Earnings from discontinued operations, net of income taxes	—	1.5
Net earnings	595.1	333.8
Mandatory convertible preferred stock dividends	(19.6)	(6.5)
Net earnings attributable to common stockholders	$575.5	$327.3
Net earnings per common share from continuing operations:
Basic	$0.83	$0.46
Diluted	$0.81	$0.45
Net earnings per common share from discontinued operations:
Basic	$—	$—
Diluted	$—	$—
Net earnings per common share:
Basic	$0.83	$0.46
Diluted	$0.81	$0.46	*
Average common stock and common equivalent shares outstanding:
Basic	697.2	707.6
Diluted	707.9	718.5

* Net earnings per common share does not add due to rounding.
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three-Month Period Ended
	April 3, 2020	March 29, 2019
Net earnings	$595.1	$333.8
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(153.9)	(10.8)
Pension and postretirement plan benefit adjustments	8.2	5.4
Unrealized gain on available-for-sale securities adjustments	0.6	0.4
Cash flow hedge adjustments	422.1	—
Total other comprehensive income (loss), net of income taxes	277.0	(5.0)
Comprehensive income	$872.1	$328.8
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ in millions)
(unaudited)

	Three-Month Period Ended
	April 3, 2020	March 29, 2019
Preferred stock:
Balance, beginning of period	$1,599.6	$—
Issuance of Mandatory Convertible Preferred Stock	—	1,599.6
Balance, end of period	$1,599.6	$1,599.6
Common stock:
Balance, beginning of period	$8.4	$8.2
Issuance of common stock	—	0.1
Balance, end of period	$8.4	$8.3
Additional paid-in capital:
Balance, beginning of period	$7,564.6	$5,834.3
Common stock-based award activity	64.5	82.1
Common stock issued in connection with LYONs’ conversions, including tax benefit of $0.0 and $4.7, respectively	0.7	16.8
Issuance of common stock	—	1,443.1
Balance, end of period	$7,629.8	$7,376.3
Retained earnings:
Balance, beginning of period	$24,166.3	$25,163.0
Adoption of accounting standards	(7.6)	—
Net earnings	595.1	333.8
Dividends declared for common stock	(125.6)	(121.8)
Mandatory Convertible Preferred Stock cumulative dividends	(19.6)	(6.5)
Balance, end of period	$24,608.6	$25,368.5
Accumulated other comprehensive income (loss):
Balance, beginning of period	$(3,068.3)	$(2,791.1)
Other comprehensive income (loss)	277.0	(5.0)
Balance, end of period	$(2,791.3)	$(2,796.1)
Noncontrolling interests:
Balance, beginning of period	$11.3	$12.3
Change in noncontrolling interests	—	(0.2)
Balance, end of period	$11.3	$12.1
Total stockholders’ equity, end of period	$31,066.4	$31,568.7
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Three-Month Period Ended
	April 3, 2020	March 29, 2019
Cash flows from operating activities:
Net earnings	$595.1	$333.8
Less: earnings from discontinued operations, net of income taxes	—	1.5
Net earnings from continuing operations	595.1	332.3
Noncash items:
Depreciation	141.4	138.7
Amortization	156.4	157.4
Stock-based compensation expense	45.2	35.1
Change in trade accounts receivable, net	181.6	72.6
Change in inventories	(175.6)	(124.6)
Change in trade accounts payable	10.0	7.1
Change in prepaid expenses and other assets	79.1	167.5
Change in accrued expenses and other liabilities	(207.2)	(73.4)
Total operating cash provided by continuing operations	826.0	712.7
Total operating cash provided by discontinued operations	(7.0)	(9.4)
Net operating cash provided by operating activities	819.0	703.3
Cash flows from investing activities:
Cash paid for acquisitions	(20,734.5)	(308.2)
Payments for additions to property, plant and equipment	(132.5)	(140.1)
Proceeds from sales of property, plant and equipment	0.5	0.5
Payments for purchases of investments	(37.3)	(43.2)
All other investing activities	35.2	7.8
Total investing cash used in continuing operations	(20,868.6)	(483.2)
Total investing cash used in discontinued operations	—	(15.3)
Net operating cash used in investing activities	(20,868.6)	(498.5)
Cash flows from financing activities:
Proceeds from the issuance of common stock in connection with stock-based compensation	10.3	37.3
Proceeds from the sale of common stock, net of issuance costs	—	1,443.2
Proceeds from the sale of preferred stock, net of issuance costs	—	1,599.6
Payment of dividends	(138.1)	(112.2)
Net proceeds from (repayments of) borrowings (maturities of 90 days or less)	390.2	(86.1)
Proceeds from borrowings (maturities longer than 90 days)	4,371.4	—
All other financing activities	(0.3)	(4.0)
Net operating cash provided by financing activities	4,633.5	2,877.8
Effect of exchange rate changes on cash and equivalents	(128.5)	39.6
Net change in cash and equivalents	(15,544.6)	3,122.2
Beginning balance of cash and equivalents	19,912.3	787.8
Ending balance of cash and equivalents	$4,367.7	$3,910.0
Supplemental disclosures:
Cash interest payments	$39.2	$42.0
Cash income tax payments (refunds)	60.9	(6.3)
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. GENERAL
The Consolidated Condensed Financial Statements included herein have been prepared by Danaher Corporation (“Danaher” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In this quarterly report, the terms “Danaher” or the “Company” refer to Danaher Corporation, Danaher Corporation and its consolidated subsidiaries, (unless otherwise indicated or the context otherwise requires) or the consolidated subsidiaries of Danaher Corporation, as the context requires. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The Consolidated Condensed Financial Statements included herein should be read in conjunction with the financial statements as of and for the year ended December 31, 2019 and the Notes thereto included in the Company’s 2019 Annual Report on Form 10-K filed on February 21, 2020 (the “2019 Annual Report”).
In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of April 3, 2020 and December 31, 2019, its results of operations for the three-month periods ended April 3, 2020 and March 29, 2019 and its cash flows for each of the three-month periods then ended.
Accounting Standards Recently Adopted—In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820), which modifies the disclosures on fair value measurements by removing the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. The ASU expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income (loss). The ASU is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. On January 1, 2020, the Company adopted the ASU and the ASU did not have a significant impact on the Company’s Consolidated Condensed Financial Statements. Refer to Note 6 for the Company’s fair value measurement disclosures.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. The ASU is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which provided additional implementation guidance on the previously issued ASU. On January 1, 2020, the Company adopted the ASU using the modified retrospective transition method. The Company recorded a net decrease to beginning retained earnings of $8 million as of January 1, 2020 due to the cumulative impact of adopting Topic 326. The impact to retained earnings was primarily the result of an increase in the Company’s allowance for doubtful accounts as a result of Topic 326’s requirement to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. As a result of the adoption of the ASU, the Company’s allowance for doubtful accounts as of April 3, 2020 reflects the Company’s best estimate of the expected future losses for its accounts receivables based on the current economic conditions; however, as a result of the uncertainty caused by the coronavirus (COVID-19) pandemic and other factors, these estimates may change and future actual losses may differ from the Company’s estimates. The Company will continue to monitor economic conditions and will revise the estimates of the expected future losses for accounts receivable as necessary.
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
Operating Leases—As of April 3, 2020 and December 31, 2019, operating lease right-of-use assets where the Company was the lessee were $827 million and $764 million, respectively, and are included within other long-term assets in the accompanying Consolidated Condensed Balance Sheets.  The associated operating lease liabilities were $860 million and $797 million as of

April 3, 2020 and December 31, 2019, respectively, and are included in accrued expenses and other liabilities and other long-term liabilities.
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

	Foreign Currency Translation Adjustments	Pension & Postretirement Plan Benefit Adjustments		Unrealized Gain (Loss) on Available-For-Sale Securities Adjustments	Cash Flow Hedge Adjustments		Total
For the Three-Month Period Ended April 3, 2020:
Balance, December 31, 2019	$(2,173.3)	$(781.5)		$(0.7)	$(112.8)		$(3,068.3)
Other comprehensive income (loss) before reclassifications:
(Decrease) increase	(131.5)	—		0.7	650.8		520.0
Income tax impact	(22.4)	—		(0.1)	(118.9)		(141.4)
Other comprehensive income (loss) before reclassifications, net of income taxes	(153.9)	—		0.6	531.9		378.6
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	10.8	(a)	—	(138.8)	(b)	(128.0)
Income tax impact	—	(2.6)		—	29.0		26.4
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	8.2		—	(109.8)		(101.6)
Net current period other comprehensive income (loss), net of income taxes	(153.9)	8.2		0.6	422.1		277.0
Balance, April 3, 2020	$(2,327.2)	$(773.3)		$(0.1)	$309.3		$(2,791.3)
For the Three-Month Period Ended March 29, 2019:
Balance, December 31, 2018	$(2,098.1)	$(691.1)		$(1.9)	$—		$(2,791.1)
Other comprehensive income (loss) before reclassifications:
(Decrease) increase	(7.3)	—		0.5	—		(6.8)
Income tax impact	(3.5)	—		(0.1)	—		(3.6)
Other comprehensive income (loss) before reclassifications, net of income taxes	(10.8)	—		0.4	—		(10.4)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	7.1	(a)	—	—		7.1
Income tax impact	—	(1.7)		—	—		(1.7)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	5.4		—	—		5.4
Net current period other comprehensive income (loss), net of income taxes	(10.8)	5.4		0.4	—		(5.0)
Balance, March 29, 2019	$(2,108.9)	$(685.7)		$(1.5)	$—		$(2,796.1)
(a) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost. Refer to Notes 9 and 11 for additional details.
(b) Reflects reclassification to earnings related to hedges of certain long-term debt (refer to Note 8 for additional details).

NOTE 2. REVENUE
The following tables present the Company’s revenues disaggregated by geographical region and revenue type for the three-month periods ended April 3, 2020 and March 29, 2019 ($ in millions). Sales taxes and other usage-based taxes collected from customers are excluded from revenue.

	Life Sciences	Diagnostics	Environmental & Applied Solutions	Total
Three-month period ended April 3, 2020:
Geographical region:
North America	$620.7	$754.7	$496.9	$1,872.3
Western Europe	471.6	309.8	256.0	1,037.4
Other developed markets	152.8	98.7	30.3	281.8
High-growth markets (a)	405.3	463.8	282.5	1,151.6
Total	$1,650.4	$1,627.0	$1,065.7	$4,343.1

Revenue type:
Recurring	$1,159.4	$1,427.9	$619.6	$3,206.9
Nonrecurring	491.0	199.1	446.1	1,136.2
Total	$1,650.4	$1,627.0	$1,065.7	$4,343.1

Three-month period ended March 29, 2019:
Geographical region:
North America	$587.3	$632.4	$449.2	$1,668.9
Western Europe	460.3	288.9	259.7	1,008.9
Other developed markets	149.3	92.0	28.9	270.2
High-growth markets (a)	430.0	523.5	318.7	1,272.2
Total	$1,626.9	$1,536.8	$1,056.5	$4,220.2

Revenue type:
Recurring	$1,068.2	$1,324.1	$582.2	$2,974.5
Nonrecurring	558.7	212.7	474.3	1,245.7
Total	$1,626.9	$1,536.8	$1,056.5	$4,220.2

(a) The Company defines high-growth markets as developing markets of the world experiencing extended periods of accelerated growth in gross domestic product and infrastructure which include Eastern Europe, the Middle East, Africa, Latin America and Asia (with the exception of Japan and Australia). The Company defines developed markets as all markets that are not high-growth markets.
The Company sells equipment to customers as well as consumables, software licenses and services, some of which customers purchase on a recurring basis. Consumables sold for use with the equipment sold by the Company are typically critical to the use of the equipment and are typically used on a one-time or limited basis, requiring frequent replacement in the customer’s operating cycle. Examples of these consumables include reagents used in diagnostic tests, filters used in filtration, separation and purification processes and cartridges for marking and coding equipment. Additionally, some of the Company’s consumables are used on a standalone basis, such as water treatment solutions. The Company separates its goods and services between those sold on a recurring basis and those sold on a nonrecurring basis. Recurring revenue includes revenue from consumables, services, software licenses recognized over time, software-as-a-service licenses, sales-and-usage based royalties and operating-type leases (“OTLs”). Nonrecurring revenue includes sales from equipment, software licenses recognized at a point in time and sales-type leases (“STLs”). OTLs and STLs are included in the above revenue amounts. For the three-month periods ended April 3, 2020 and March 29, 2019, lease revenue was $110 million and $106 million, respectively.
Remaining performance obligations related to Topic 606, Revenue from Contracts with Customers, represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period. As of April 3, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $2.4 billion. The Company expects to recognize revenue on approximately 46% of the remaining performance obligations over the next 12 months, 24% over the subsequent 12 months, and the remainder recognized thereafter.

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (“contract assets”) and deferred revenue, customer deposits and billings in excess of revenue recognized (“contract liabilities”) on the Consolidated Condensed Balance Sheets. Most of the Company’s long-term contracts are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in billing occurring subsequent to revenue recognition resulting in contract assets. Contract assets are generally classified as other current assets in the Consolidated Condensed Balance Sheets. The balance of contract assets as of April 3, 2020 and December 31, 2019 was $120 million and $77 million, respectively. The increase in the contract asset balance during the three-month period ended April 3, 2020 was primarily due to the Cytiva Acquisition (defined below).
The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the Consolidated Condensed Balance Sheets based on the timing of when the Company expects to recognize revenue. As of April 3, 2020 and December 31, 2019, contract liabilities were approximately $1.2 billion and $806 million, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets. The increase in the contract liability balance during the three-month period ended April 3, 2020 was primarily a result of the Cytiva Acquisition and cash payments received in advance of satisfying performance obligations, partially offset by revenue recognized during the year that was included in the opening contract liability balance. Revenue recognized during the three-month periods ended April 3, 2020 and March 29, 2019 that was included in the contract liability balance on December 31, 2019 and December 31, 2018 was $268 million and $267 million, respectively. Contract assets and liabilities are reported on the accompanying Consolidated Condensed Balance Sheets on a contract-by-contract basis.

NOTE 3. ACQUISITIONS
For a description of the Company’s acquisition activity for the year ended December 31, 2019, reference is made to the financial statements as of and for the year ended December 31, 2019 and Note 3 thereto included in the Company’s 2019 Annual Report.
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
The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. In the months after closing, as the Company obtains additional information about these assets and liabilities, including through tangible and intangible asset appraisals, and learns more about the newly acquired business, it is able to refine the estimates of fair value and more accurately allocate the purchase price. Only facts and circumstances that existed as of the acquisition date are considered for subsequent adjustment. The Company is continuing to evaluate certain pre-acquisition contingencies associated with its 2020 acquisition of Cytiva (described below) and is also in the process of obtaining valuations of certain acquisition-related assets and liabilities in connection with this acquisition. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.
On March 31, 2020, the Company acquired the Biopharma business of General Electric Company’s (“GE”) Life Sciences division, now known as Cytiva, for a cash purchase price of approximately $20.7 billion (net of approximately $0.1 billion of acquired cash), subject to certain adjustments, and the assumption of approximately $0.4 billion of pension liabilities (the “Cytiva Acquisition”). Cytiva is a leading provider of instruments, consumables and software that support the research, discovery, process development and manufacturing workflows of biopharmaceutical drugs. Cytiva had revenues of approximately $3.3 billion in 2019 and is included in the Company’s Life Sciences segment. Due to the proximity of the acquisition date to the end of the Company’s first quarter, there are no results of operations for Cytiva included in the Company’s Consolidated Condensed Statement of Earnings. The impact of the Cytiva Acquisition has been reflected in the Company’s Consolidated Condensed Balance Sheet on a preliminary basis. The acquisition is expected to provide additional sales and earnings growth opportunities for the Company’s Life Sciences segment by expanding the business’ geographic and product line diversity, including new product and service offerings that complement the Company’s current biologics workflow solutions. As a condition to obtaining certain regulatory approvals for the closing of the transaction, the Company was required to divest certain of its existing product lines in the Life Sciences segment that in the aggregate generated revenues of approximately $170 million in 2019. On April 30, 2020, the Company completed the sale of the majority of these product lines for a cash purchase price of approximately $825 million and will recognize a gain on the sale in the second quarter of 2020.  The divestiture of these product lines did not represent a strategic shift with a major effect on the Company's operations and financial results and will not be reported as a discontinued operation.
The Company financed the Cytiva Acquisition with approximately $3.0 billion of proceeds from the March 1, 2019 underwritten public offerings of its Common Stock and Mandatory Convertible Preferred Stock (“MCPS”), approximately $10.8 billion of proceeds from the issuance of euro-denominated and U.S. dollar-denominated long-term debt in the second half of 2019, and approximately $6.9 billion from the aggregate of proceeds from commercial paper borrowings, borrowings under the Company’s Five-Year Facility (as defined below) and cash on hand. The Company preliminarily recorded approximately $11.5 billion of goodwill related to the Cytiva Acquisition.
The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the Cytiva Acquisition ($ in millions):

Trade accounts receivable	$488.3
Inventories	817.0
Property, plant and equipment	788.9
Goodwill	11,497.2
Other intangible assets, primarily technology and customer relationships	9,003.0
Trade accounts payable	(250.8)
Pension liabilities	(417.2)
Deferred tax liabilities	(796.6)
Other assets and liabilities, net	(395.3)
Net cash consideration	$20,734.5

Pro Forma Financial Information
The unaudited pro forma information for the periods set forth below gives effect to the 2020 and 2019 acquisitions as if they had occurred as of January 1, 2019. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time ($ in millions, except per share amounts):

	Three-Month Period Ended
	April 3, 2020	March 29, 2019
Sales	$5,119.5	$4,922.1
Net earnings from continuing operations	711.2	265.3
Diluted net earnings per common share from continuing operations (a)	0.98	0.34

(a) Diluted net earnings per common share from continuing operations is calculated by adding the interest on the Company’s LYONs to net earnings from continuing operations and deducting the MCPS dividends from net earnings from continuing operations.
For the three-month periods ended April 3, 2020 and March 29, 2019, unaudited pro forma revenue and earnings were adjusted to include the pre-tax impact of approximately $3 million and $162 million, respectively, in non-recurring adjustments related to acquisition date fair value adjustments to inventory and deferred revenue related to the Cytiva Acquisition. In addition, acquisition-related transaction costs of $59 million and $15 million associated with the Cytiva Acquisition were excluded from pro forma earnings in the three-month periods ended April 3, 2020 and March 29, 2019, respectively.

NOTE 4. DISCONTINUED OPERATIONS
On December 18, 2019, Danaher completed the separation (the “Separation”) of Envista Holdings Corporation (“Envista”). For additional details on the Separation, reference is made to the financial statements as of and for the year ended December 31, 2019 and Note 4 thereto included in the Company’s 2019 Annual Report on Form 10-K. The accounting requirements for reporting the Separation of Envista as a discontinued operation were met when the Separation was completed. Accordingly, the accompanying Consolidated Condensed Financial Statements for all periods presented reflect this business as a discontinued operation.

In connection with the Separation, Danaher and Envista entered into various agreements to effect the disposition and provide a framework for their relationship after the Separation, including a separation agreement, transition services agreement, employee matters agreement, tax matters agreement, intellectual property matters agreement and Danaher Business System license agreement. These agreements provide for the allocation between Danaher and Envista of assets, employees, liabilities and obligations (including investments, property and employee benefits and tax related assets and liabilities) attributable to periods prior to, at and after Envista’s separation from Danaher and govern certain relationships between Danaher and Envista after the Separation. In addition, Danaher is also party to various commercial agreements with Envista entities. The amounts paid and received by Danaher for transition services provided under the above agreements as well as sales and purchases to and from Envista were not material to the Company’s results of operations for the three-month period ended April 3, 2020.
The key components of income from discontinued operations for the three-month period ended March 29, 2019 were as follows ($ in millions):

Sales	$659.7
Cost of sales	(296.6)
Selling, general and administrative expenses	(315.7)
Research and development expenses	(43.3)
Other income	0.1
Interest expense	(2.8)
Earnings from discontinued operations before income taxes	1.4
Income taxes	0.1
Earnings from discontinued operations, net of income taxes	$1.5

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS
The following is a rollforward of the Company’s goodwill ($ in millions):

Balance, December 31, 2019	$22,712.5
Attributable to 2020 acquisitions	11,497.2
Adjustments due to finalization of purchase price allocations	0.7
Foreign currency translation and other	(484.9)
Balance, April 3, 2020	$33,725.5
The carrying value of goodwill by segment is summarized as follows ($ in millions):

	April 3, 2020	December 31, 2019
Life Sciences	$24,703.0	$13,471.8
Diagnostics	6,740.1	6,901.2
Environmental & Applied Solutions	2,282.4	2,339.5
Total	$33,725.5	$22,712.5

The increase in the goodwill balance of the Life Sciences segment in the three-month period ended April 3, 2020 is a result of the Cytiva Acquisition. Refer to Note 3 for more detail. The Company has not identified any “triggering” events which indicate an impairment of goodwill in the three-month period ended April 3, 2020.

Finite-lived intangible assets are amortized over their legal or estimated useful life. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets ($ in millions):

	April 3, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangibles:
Patents and technology	$10,035.5	$(970.1)	$2,712.7	$(934.1)
Customer relationships and other intangibles	7,915.4	(2,672.4)	6,367.4	(2,612.3)
Total finite-lived intangibles	17,950.9	(3,642.5)	9,080.1	(3,546.4)
Indefinite-lived intangibles:
Trademarks and trade names	4,204.2	—	4,216.0	—
Total intangibles	$22,155.1	$(3,642.5)	$13,296.1	$(3,546.4)

During the three-month period ended April 3, 2020, the Company acquired finite-lived intangible assets, consisting primarily of developed technology and customer relationships, with a weighted average life of 14 years as a result of the Cytiva Acquisition. Refer to Note 3 for additional information on the intangible assets acquired.
The Company identified impairment triggers during the first quarter of 2020 which resulted in the impairment of certain long-lived assets, including a trade name. The Company recorded impairment charges totaling $8 million in the three-month period ended April 3, 2020 related to these long-lived assets.

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

A summary of financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Balance, April 3, 2020	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale debt securities	$35.4	$—	$35.4	$—
Investment in equity securities	150.1	17.1	—	—
Cross-currency swap derivative contracts	658.0	—	658.0	—
Liabilities:
Deferred compensation plans	71.4	—	71.4	—

	Balance, December 31, 2019	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale debt securities	$33.7	$—	$33.7	$—
Investment in equity securities	110.8	—	—	—
Cross-currency swap derivative contracts	25.7	—	25.7	—
Liabilities:
Cross-currency swap derivative contracts	111.7	—	111.7	—
Deferred compensation plans	70.4	—	70.4	—

Available-for-sale debt securities, which are included in other long-term assets in the accompanying Consolidated Condensed Balance Sheets, are measured at fair value using quoted prices reported by investment brokers and dealers based on the underlying terms of the security and comparison to similar securities traded on an active market. As of April 3, 2020, available-for-sale debt securities primarily include U.S. Treasury Notes and corporate debt securities, which are valued based on instruments with similar terms traded on an active market.
The Company’s investments in equity securities consist of investments in publicly traded equity securities and investments in non-marketable equity securities. The publicly traded securities are classified as Level 1 in the fair value hierarchy as they are measured based on quotes in active markets. For the non-marketable equity securities, the Company estimates the fair value of the investments in equity securities based on the measurement alternative and adjusts for impairments and observable price changes with a same or similar security from the same issuer within net earnings (the “Fair Value Alternative”). The Company’s investments in these equity securities are not classified in the fair value hierarchy due to the use of these measurement methods. Additionally, the Company is a limited partner in a partnership that invests in early-stage companies. While the partnership records these investments at fair value, the Company’s investment in the partnership is accounted for under the equity method of accounting and is not subject to the fair value measurement disclosures. During the three-month period ended April 3, 2020, the Company recorded a $7 million unrealized loss ($0.01 per diluted common share) related to a reduction in the fair value of these investments which is reflected in other (expense) income, net in the Company’s Consolidated Condensed Statement of Earnings. No significant realized gains or losses were recorded in the three-month period ended March 29, 2019 with respect to these investments.
The cross-currency swap derivative contracts are used to partially hedge the Company’s net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the Danish kroner, Japanese yen, euro and Swiss franc. The Company also uses cross-currency swap derivative contracts to hedge the exchange rate exposure from long-term debt issuances in a foreign currency other than the functional currency of the borrower. The cross-currency swap derivative contracts are classified as Level 2 in the fair value hierarchy as they are measured using the income approach with the relevant interest rates and foreign currency current exchange rates and forward curves as inputs. Refer to Note 8 for additional information.
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
Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments were as follows ($ in millions):

	April 3, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Available-for-sale debt securities	$35.4	$35.4	$33.7	$33.7
Investment in equity securities	150.1	150.1	110.8	110.8
Cross-currency swap derivative contracts	658.0	658.0	25.7	25.7
Liabilities:
Cross-currency swap derivative contracts	—	—	111.7	111.7
Notes payable and current portion of long-term debt	3,234.3	3,234.3	212.4	212.4
Long-term debt	22,737.2	22,042.6	21,516.7	21,896.9

As of April 3, 2020 and December 31, 2019, available-for-sale debt securities and cross-currency swap derivative contracts were categorized as Level 2 and short and long-term borrowings were categorized as Level 1.
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

NOTE 7. FINANCING
As of April 3, 2020, the Company was in compliance with all of its debt covenants. The components of the Company’s debt were as follows ($ in millions):

	April 3, 2020	December 31, 2019
Euro-denominated commercial paper (€4.3 billion and €4.6 billion, respectively)	$4,616.0	$5,146.2
U.S. dollar-denominated commercial paper	790.2	—
364-day revolving credit facility	—	—
Zero-coupon LYONs due 2021	33.2	33.6
0.352% senior unsecured notes due 2021 (¥30.0 billion aggregate principal amount) (the “2021 Yen Notes”)	276.7	275.8
1.7% senior unsecured notes due 2022 (€800.0 million aggregate principal amount) (the “2022 Euronotes”)	863.8	894.8
Floating rate senior unsecured notes due 2022 (€250.0 million aggregate principal amount) (the “Floating Rate 2022 Euronotes”)	270.1	279.8
2.05% senior notes due 2022 (the “2022 Biopharma Notes”)	697.3	696.9
0.5% senior unsecured bonds due 2023 (CHF 540.0 million aggregate principal amount) (the “2023 CHF Bonds”)	554.7	558.9
1.7% senior notes due 2024 (€750.0 million aggregate principal amount) (the “2024 Euronotes”)	805.5	—
5-year revolving credit facility	2,500.0	—
2.2% senior unsecured notes due 2024 (the “2024 Biopharma Notes”)	696.2	696.2
2.5% senior unsecured notes due 2025 (€800.0 million aggregate principal amount) (the “2025 Euronotes”)	862.6	893.7
3.35% senior unsecured notes due 2025 (the “2025 U.S. Notes”)	497.4	497.3
0.2% senior unsecured notes due 2026 (€1.3 billion aggregate principal amount) (the “2026 Biopharma Euronotes”)	1,343.6	1,392.3
2.1% senior notes due 2026 (€500.0 million aggregate principal amount) (the “2026 Euronotes”)	534.9	—
0.3% senior unsecured notes due 2027 (¥30.8 billion aggregate principal amount) (the “2027 Yen Notes”)	283.4	282.5
1.2% senior unsecured notes due 2027 (€600.0 million aggregate principal amount) (the “2027 Euronotes”)	644.7	668.0
0.45% senior unsecured notes due 2028 (€1.3 billion aggregate principal amount) (the “2028 Biopharma Euronotes”)	1,341.7	1,390.1
1.125% senior unsecured bonds due 2028 (CHF 210.0 million aggregate principal amount) (the “2028 CHF Bonds”)	219.3	221.0
2.6% senior unsecured notes due 2029 (the “2029 Biopharma Notes”)	794.3	794.8
2.5% senior notes due 2030 (€500.0 million aggregate principal amount) (the “2030 Euronotes”)	535.3	—
0.75% senior unsecured notes due 2031 (€1.8 billion aggregate principal amount) (the “2031 Biopharma Euronotes”)	1,880.8	1,948.7
0.65% senior unsecured notes due 2032 (¥53.2 billion aggregate principal amount) (the “2032 Yen Notes”)	489.3	487.8
1.35% senior unsecured notes due 2039 (€1.3 billion aggregate principal amount) (the “2039 Biopharma Euronotes”)	1,335.1	1,383.6
3.25% senior unsecured notes due 2029 (the “2039 Biopharma Notes”)	888.9	890.3
4.375% senior unsecured notes due 2045 (the “2045 U.S. Notes”)	499.4	499.4
1.8% senior unsecured notes due 2049 (€750.0 million aggregate principal amount) (the “2049 Biopharma Euronotes”)	801.7	830.9
3.4% senior unsecured notes due 2049 (the “2049 Biopharma Notes”)	888.4	890.2
Other	27.0	76.3
Total debt	25,971.5	21,729.1
Less: currently payable	3,234.3	212.4
Long-term debt	$22,737.2	$21,516.7

For additional details regarding the Company’s debt financing, refer to Note 11 of the Company’s financial statements as of and for the year ended December 31, 2019 included in the Company’s 2019 Annual Report.

The Company has historically satisfied any short-term liquidity needs that are not met through operating cash flow and available cash primarily through issuances of commercial paper under its U.S. dollar and euro-denominated commercial paper programs. The Company’s $5.0 billion unsecured, multi-year revolving credit facility with a syndicate of banks that expires on August 24, 2024 (the “Five-Year Facility”) and the Company’s $5.0 billion 364-day unsecured revolving credit facility with a syndicate of banks that expires on August 26, 2020 (the “364-Day Facility”) (collectively, the “Credit Facilities”) are available for direct borrowings and provide support for the commercial paper programs. Given the adverse impact of COVID-19 on the availability of new borrowings in the commercial paper market, beginning in March 2020 the Company has also used borrowings under its Credit Facilities for general corporate purposes. Specifically, on March 24, 2020, the Company borrowed approximately $2.5 billion under the Five-Year Facility to fund a portion of the Cytiva Acquisition and for general corporate purposes, at an annual interest rate of 1.7% through March 31, 2020 and at an annual rate of 1.9% beginning April 1, 2020. As of April 3, 2020, $2.5 billion was outstanding under the Five-Year Facility and no borrowings were outstanding under the 364-Day Facility. On April 7, 2020, the Company borrowed $2.5 billion under the 364-Day Facility for general corporate purposes, which may include repayment of outstanding commercial paper borrowings as they mature, at an annual interest rate of 2.3%. As of April 3, 2020, the Company was in compliance with all covenants under the Credit Facilities. The Company may elect, upon the payment of a fee equal to 0.75% of the principal amount of the loans then outstanding and, upon the satisfaction of certain conditions, to convert any loans outstanding under the 364-Day Facility on August 26, 2020 (the “Scheduled Termination Date”), into term loans that are due and payable one year following the Scheduled Termination Date.  The Company is considering its options regarding the 364-Day Facility, including negotiating a new credit facility to replace and/or refinance all or a portion of the existing credit facility or converting borrowings under the credit facility into a term loan. The Company expects to limit borrowings under the Five-Year Facility and 364-Day Facility to amounts that would leave sufficient borrowing capacity under the facilities so that it could borrow, if needed, to repay all of the outstanding commercial paper as it matures. The Company has classified approximately $2.5 billion of its borrowings outstanding under the commercial paper programs as of April 3, 2020 as long-term debt in the accompanying Consolidated Condensed Balance Sheet as the Company had the intent and ability, as supported by availability under the Five-Year Facility, to refinance these borrowings for at least one year from the balance sheet date. Following the March 24, 2020 and April 7, 2020 borrowings under the Credit Facilities, the Company had availability under its Credit Facilities of approximately $5.0 billion for direct borrowings or to backstop commercial paper. As of May 1, 2020, approximately $3.4 billion of this $5.0 billion of availability was being used to backstop outstanding commercial paper borrowings.
As of April 3, 2020, borrowings outstanding under the Company’s U.S. dollar and euro-denominated commercial paper program had a weighted average annual interest rate of 0.2% and a weighted average remaining maturity of approximately 56 days.
Debt discounts, premiums and debt issuance costs totaled $131 million and $112 million as of April 3, 2020 and December 31, 2019, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of debt table above.
2020 Debt Issuances
On March 30, 2020 and April 8, 2020, Danaher Corporation completed underwritten public offerings of senior unsecured Euronotes due 2024, 2026 and 2030 (collectively the “Notes”). The following summarizes the key terms of the offerings in aggregate (€ in millions):

	Issue Date	Aggregate Principal Amount	Stated Annual Interest Rate	Issue Price (as % of Principal Amount)	Maturity Date	Interest Payment Dates (in arrears)
2024 Euronotes	March 30, 2020	€750.0	1.700%	99.931%	March 30, 2024	March 30
2024 Euronotes	April 8, 2020	€150.0	1.700%	100.298%	March 30, 2024	March 30
2026 Euronotes	March 30, 2020	€500.0	2.100%	99.717%	September 30, 2026	September 30
2026 Euronotes	April 8, 2020	€300.0	2.100%	100.842%	September 30, 2026	September 30
2030 Euronotes	March 30, 2020	€500.0	2.500%	99.642%	March 30, 2030	March 30
2030 Euronotes	April 8, 2020	€300.0	2.500%	102.166%	March 30, 2030	March 30

The Company received net proceeds from the notes issued on March 30, 2020, after underwriting discounts and commissions and offering expenses, of approximately €1.7 billion (approximately $1.9 billion based on currency exchange rates as of the date of the pricing of the notes). The Company received net proceeds from the notes issued on April 8, 2020, after underwriting discounts and commissions and offering expenses, of approximately €754 million (approximately $816 million based on currency exchange rates as of the date of the pricing of the notes). Proceeds from these offerings will be used for general corporate purposes, which may include repayment of a portion of our outstanding commercial paper borrowings as they mature and/or repayment of amounts borrowed under the Company’s Credit Facilities.
Guarantors of Debt
The Company has guaranteed long-term debt and commercial paper issued by certain of its wholly-owned subsidiaries. The 2022 Euronotes, Floating Rate 2022 Euronotes, 2025 Euronotes and 2027 Euronotes were issued by DH Europe Finance S.A. (“Danaher International”). The 2022 Biopharma Notes, 2024 Biopharma Notes, 2026 Biopharma Euronotes, 2028 Biopharma Euronotes, 2029 Biopharma Notes, 2031 Biopharma Euronotes, 2039 Biopharma Euronotes, 2049 Biopharma Euronotes, and 2049 Biopharma Notes were issued by DH Europe Finance II S.a.r.l. (“Danaher International II”). The 2023 CHF Bonds and 2028 CHF Bonds were issued by DH Switzerland Finance S.A. (“Danaher Switzerland”). The 2021 Yen Notes, 2027 Yen Notes and 2032 Yen Notes were issued by DH Japan Finance S.A. (“Danaher Japan”). Each of Danaher International, Danaher International II, Danaher Switzerland and Danaher Japan are wholly-owned finance subsidiaries of Danaher Corporation. All of the outstanding and future securities issued by each of these entities are or will be fully and unconditionally guaranteed by the Company and these guarantees rank on parity with the Company’s unsecured and unsubordinated indebtedness.
LYONs Redemption
During the three-month period ended April 3, 2020, holders of certain of the Company’s LYONs converted such LYONs into an aggregate of 10 thousand shares of the Company’s common stock, par value $0.01 per share.

NOTE 8. HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses cross-currency swap derivative contracts to partially hedge its net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the Danish kroner, Japanese yen, euro and Swiss franc. The cross-currency swap derivative contracts are agreements to exchange fixed-rate payments in one currency for fixed-rate payments in another currency and approximately $1.0 billion of these derivative contracts were outstanding as of April 3, 2020. These contracts effectively convert U.S. dollar-denominated bonds to obligations denominated in Danish kroner, Japanese yen, euro and Swiss franc, and partially offset the impact of changes in currency rates on foreign currency denominated net investments. These contracts also reduce the interest rate from the stated interest rates on the U.S. dollar-denominated debt to the interest rates of the swaps. The changes in the spot rate of these instruments are recorded in accumulated other comprehensive income (loss) in stockholders’ equity, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated other comprehensive income (loss) in the accompanying Consolidated Condensed Statements of Stockholders’ Equity. Any ineffective portions of net investment hedges are reclassified from accumulated other comprehensive income (loss) into earnings during the period of change. The interest income or expense from these swaps are recorded in interest expense in the accompanying Consolidated Condensed Statements of Earnings consistent with the classification of interest expense attributable to the underlying debt. These instruments mature on dates ranging from September 2025 to September 2028.
The Company also uses cross-currency swap derivative contracts to hedge U.S. dollar-denominated long-term debt issuances in a foreign subsidiary whose functional currency is the euro against adverse movements in exchange rates between the U.S. dollar and the euro. These contracts effectively convert these U.S. dollar-denominated bonds to obligations denominated in euro. The changes in the fair value of these instruments are recorded in accumulated other comprehensive income (loss) in stockholders’ equity, with a reclassification from accumulated other comprehensive income (loss) to net earnings to offset the remeasurement of the hedged debt that is also recorded in net earnings. Any ineffective portions of net investment hedges are reclassified from accumulated other comprehensive income (loss) into earnings during the period of change. The interest income or expense from these swaps are recorded in interest expense in the accompanying Consolidated Condensed Statement of Earnings consistent with the classification of interest expense attributable to the underlying debt. These instruments mature on dates ranging from November 2022 to November 2049.
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

The Company used interest rate swap agreements to hedge the variability in cash flows due to changes in benchmark interest rates related to a portion of the U.S. debt the Company issued to fund the Cytiva Acquisition. These contracts effectively fixed the interest rate for a portion of the Company’s U.S. dollar-denominated debt equal to the notional amount of the swaps to the rate specified in the interest rate swap agreements, and were settled in November 2019. The changes in the fair value of these instruments were recorded in accumulated other comprehensive income (loss) in stockholders’ equity prior to the issuance of the debt and are subsequently being reclassified to interest expense over the life of the related debt.
The following table summarizes the notional values as of April 3, 2020 and pretax impact of changes in the fair values of instruments designated as net investment hedges and cash flow hedges in accumulated other comprehensive income (“OCI”) for the three-month periods ended April 3, 2020 and March 29, 2019 ($ in millions):

	Original Notional Amount	Notional Amount Outstanding	Gain (Loss) Recognized in OCI
For the Three-Month Period Ended April 3, 2020:
Net investment hedges:
Foreign currency contracts	$1,875.0	$1,000.0	$93.3
Foreign currency denominated debt	8,102.9	8,102.9	156.2
Cash flow hedges:
Foreign currency contracts	4,000.0	4,000.0	650.8
Total	$14,827.9	$13,102.9	$900.3
For the Three-Month Period Ended March 29, 2019:
Net investment hedges:
Foreign currency contracts	$1,875.0	$1,875.0	$14.8
Foreign currency denominated debt	7,518.3	7,518.3	137.8
Total	$9,393.3	$9,393.3	$152.6

Gains or losses related to net investment hedges are classified as foreign currency translation adjustments in the schedule of changes in OCI in Note 1, as these items are attributable to the Company’s hedges of its net investment in foreign operations. Gains or losses related to the cash flow hedges and interest rate swaps are classified as cash flow hedge adjustments in the schedule of changes in OCI in Note 1. The amount reclassified to earnings for the interest rate swaps in the three-month period ended April 3, 2020 was less than $1 million. During the three-month period ended April 3, 2020, the Company reclassified $139 million of deferred gains from accumulated other comprehensive income (loss) to net earnings related to the cross-currency swap derivative contracts that are cash flow hedges of the Company’s U.S. dollar-denominated debt. This reclassification was equal to the remeasurement loss recorded in the three-month period on the hedged debt.
The Company did not reclassify any other deferred gains or losses related to net investment hedges or cash flow hedges from accumulated other comprehensive income (loss) to earnings during the three-month periods ended April 3, 2020 and March 29, 2019. In addition, the Company did not have any ineffectiveness related to net investment hedges or interest rate swaps during the three-month periods ended April 3, 2020 and March 29, 2019. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in all other investing activities in the accompanying Consolidated Condensed Statements of Cash Flows. The cash inflows and outflows associated with the Company’s derivative contracts designated as cash flow hedges are classified in cash flows from operating activities in the accompanying Consolidated Condensed Statement of Cash Flows.

The Company’s derivative instruments, as well as its nonderivative debt instruments designated and qualifying as net investment hedges, were classified in the Company’s Consolidated Condensed Balance Sheet as follows ($ in millions):

	April 3, 2020	December 31, 2019
Derivative assets:
Prepaid expenses and other current assets	$658.0	$25.7

Derivative liabilities:
Accrued expenses and other liabilities	—	111.7

Nonderivative hedging instruments:
Long-term debt	8,102.9	6,275.9

Amounts related to the Company’s derivatives expected to be reclassified from accumulated other comprehensive income (loss) to net earnings during the next 12 months if interest rates and foreign exchange rates remain the same are not significant.

NOTE 9. DEFINED BENEFIT PLANS
The following sets forth the components of the Company’s net periodic benefit (cost) of the noncontributory defined benefit pension plans ($ in millions):

	Three-Month Period Ended
	April 3, 2020	March 29, 2019
U.S. pension benefits:
Service cost	$—	$(1.6)
Interest cost	(16.6)	(22.2)
Expected return on plan assets	29.1	31.6
Amortization of actuarial loss	(9.0)	(6.2)
Amortization of prior service cost	(0.2)	(0.2)
Net periodic pension benefit	$3.3	$1.4

Non-U.S. pension benefits:
Service cost	$(6.0)	$(5.8)
Interest cost	(4.5)	(6.2)
Expected return on plan assets	8.9	10.1
Amortization of actuarial loss	(2.4)	(1.1)
Amortization of prior service credit	0.3	—
Net periodic pension cost	$(3.7)	$(3.0)
The following sets forth the components of the Company’s net periodic benefit cost of the other postretirement employee benefit plans ($ in millions):

	Three-Month Period Ended
	April 3, 2020	March 29, 2019
Service cost	$(0.1)	$(0.1)
Interest cost	(0.8)	(1.2)
Amortization of prior service credit	0.5	0.5
Net periodic cost	$(0.4)	$(0.8)

The net periodic benefit cost of the noncontributory defined benefit pension plans and other postretirement employee benefit plans incurred during the three-month periods ended April 3, 2020 and March 29, 2019 are reflected in the following captions in the accompanying Consolidated Condensed Statements of Earnings ($ in millions):

	Three-Month Period Ended
	April 3, 2020	March 29, 2019
Service cost:
Cost of sales	$(1.5)	$(2.0)
Selling, general and administrative expenses	(4.6)	(5.5)
Total service cost	(6.1)	(7.5)
Other net periodic benefit costs:
Other (expense) income, net	5.3	5.1
Total	$(0.8)	$(2.4)

Employer Contributions
During 2020, the Company’s cash contribution requirements for its U.S. and non-U.S. defined benefit pension plans are forecasted to be approximately $85 million and $50 million, respectively. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law and includes a provision that allows employers to defer payment of contributions to U.S. defined benefit pension plans due in 2020 until January 1, 2021. The Company is still evaluating whether it will defer any 2020 contributions to its U.S. defined benefit pension plans pursuant to this provision.

NOTE 10. INCOME TAXES
The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended
	April 3, 2020	March 29, 2019
Effective tax rate	16.3%	53.8%

The effective tax rate for the three-month period ended April 3, 2020 differs from the U.S. federal statutory rate of 21.0% principally due to the impact of net discrete benefits of $27 million ($0.04 per diluted common share) related primarily to excess tax benefits from stock-based compensation and the release of reserves for uncertain tax positions due to the expiration of statutes of limitation.
The effective tax rate for the three-month period ended March 29, 2019 differs from the U.S. federal statutory rate of 21.0% principally due to the impact of net discrete charges of $245 million ($0.34 per diluted common share) related primarily to changes in estimates associated with prior period uncertain tax positions and audit settlements, net of the release of valuation allowances associated with certain foreign tax credits, tax benefits resulting from a change in tax law and excess tax benefits from stock-based compensation. These discrete tax charges resulted in an increase of 34.0% in the reported tax rate.
In the fourth quarter of 2018 and in the first quarter of 2019, the Internal Revenue Service (“IRS”) proposed significant adjustments to the Company’s taxable income for the years 2012 through 2015 with respect to the deferral of tax on certain premium income related to the Company’s self-insurance programs. For income tax purposes, the recognition of premium income has been deferred in accordance with U.S. tax laws related to insurance. The IRS is challenging the deferral of premiums for certain types of the Company’s self-insurance policies. The proposed adjustments would increase the Company’s taxable income over the 2012-2015 period by approximately $2.7 billion. Management believes the positions the Company has taken in its U.S. tax returns are in accordance with the relevant tax laws and is vigorously defending these positions. Due to the enactment of the Tax Cuts and Jobs Act in 2017 and the resulting reduction in the U.S. corporate tax rate for years after 2017, the Company revalued its deferred tax liabilities related to the temporary differences associated with this deferred premium income from 35.0% to 21.0%. If the Company is not successful in defending these assessments, the taxes owed to the IRS may be computed under the previous 35.0% statutory tax rate and the Company may be required to revalue the related deferred tax liabilities from 21.0% to 35.0%, which in addition to any interest due on the amounts assessed, would require a charge to future earnings. The ultimate resolution of this matter is uncertain, could take many years and could result in a material adverse impact to the Company’s financial statements, including its cash flows and effective tax rate.
Tax authorities in Denmark have raised significant issues related to interest accrued by certain of the Company’s subsidiaries. On December 10, 2013, the Company received assessments from the Danish tax authority (“SKAT”) of approximately DKK 1.8 billion including interest (approximately $257 million based on the exchange rate as of April 3, 2020), imposing withholding tax relating to interest accrued in Denmark on borrowings from certain of the Company’s subsidiaries for the years 2004-2009. The Company appealed these assessments to the Danish National Tax Tribunal in 2014. The appeal is pending, awaiting the final outcome of other, preceding withholding tax cases that were appealed to the Danish Courts and subsequently to the Court of Justice of the European Union (“CJEU”). In February 2019, the CJEU decided several of these cases and ruled that the exemption of interest payments from withholding taxes provided in the applicable European Union (“EU”) directive should be denied where taxpayers use the directive for abusive or fraudulent purposes, and that it is up to the national courts to make this determination. This decision of the CJEU now awaits application by the Danish High Court in the other, preceding withholding tax cases. SKAT has maintained a similar position related to withholding tax on interest accrued in Denmark on borrowings from certain of the Company’s subsidiaries with respect to tax years 2010-2012 and 2013-2015. On August 27, 2019 and December 16, 2019, the Company received assessments for these matters of approximately DKK 1.1 billion including interest (approximately $156 million based on the exchange rate as of April 3, 2020) for tax years 2010-2012 and DKK 767 million including interest (approximately $111 million based on the exchange rate as of April 3, 2020) for tax years 2013-2015, respectively. The Company is appealing these assessments as well.
Management believes the positions the Company has taken in Denmark are in accordance with the relevant tax laws and is vigorously defending its positions. The Company intends on pursuing this matter through the Danish High Court should the appeal to the Danish National Tax Tribunal be unsuccessful. The Company will continue to monitor decisions of both the Danish courts and the CJEU and evaluate the impact of these court rulings on the Company’s tax positions in Denmark. The ultimate resolution of this matter is uncertain, could take many years, and could result in a further material adverse impact to the Company’s financial statements, including its cash flow and effective tax rate.

NOTE 11. NONOPERATING INCOME (EXPENSE)
The Company disaggregates the service cost component of net periodic benefit costs of the noncontributory defined benefit pension plans and other postretirement employee benefit plans and presents the other components of net periodic benefit cost in other (expense) income, net. These other components include the assumed rate of return on plan assets, partially offset by amortization of actuarial losses and interest and aggregated to a gain of $5 million for both the three-month periods ended April 3, 2020 and March 29, 2019.
The Company estimates the fair value of investments in equity securities using the Fair Value Alternative and records adjustments to fair value within net earnings. Additionally, the Company is a limited partner in a partnership that invests in early-stage companies. While the partnership records these investments at fair value, the Company’s investment in the partnership is accounted for under the equity method of accounting. During the three-month period ended April 3, 2020, the Company recorded a $7 million unrealized loss ($0.01 per diluted common share) related to a reduction in the fair value of these investments.

NOTE 12. COMMITMENTS AND CONTINGENCIES
The Company reviews the adequacy of its legal reserves on a quarterly basis and establishes reserves for loss contingencies that are both probable and reasonably estimable. For a further description of the Company’s litigation and contingencies, refer to Note 18 of the Company’s financial statements as of and for the year ended December 31, 2019 included in the Company’s 2019 Annual Report.
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

The following is a rollforward of the Company’s accrued warranty liability ($ in millions):

Balance, December 31, 2019	$73.3
Accruals for warranties issued during the period	10.0
Settlements made	(9.5)
Additions due to acquisitions	2.4
Effect of foreign currency translation	(2.2)
Balance, April 3, 2020	$74.0

NOTE 13. STOCK TRANSACTIONS AND STOCK-BASED COMPENSATION
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the three-month period ended April 3, 2020. On July 16, 2013, the Company’s Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. As of April 3, 2020, 20 million shares remained available for repurchase pursuant to the Repurchase Program.
The following table summarizes the Company’s share activity (shares in millions):

	Three-Month Period Ended
	April 3, 2020	March 29, 2019
Preferred stock - shares issued:
Balance, beginning of period	1.7	—
Issuance of MCPS	—	1.7
Balance, end of period	1.7	1.7

Common stock - shares issued:
Balance, beginning of period	835.5	817.9
Common stock-based compensation awards	1.8	2.0
Common stock issued in connection with LYONs’ conversions	—	0.5
Issuance of common stock	—	12.1
Balance, end of period	837.3	832.5

On March 1, 2019, the Company completed the underwritten public offering of 12.1 million shares of Danaher common stock at a price to the public of $123.00 per share (the “Common Stock Offering”), resulting in net proceeds of approximately $1.4 billion, after deducting expenses and the underwriters’ discount of $45 million. Simultaneously, the Company completed the underwritten public offering of 1.65 million shares of its 4.75% MCPS, Series A, without par value and with a liquidation preference of $1,000 per share (the “MCPS Offering”), resulting in net proceeds of approximately $1.6 billion, after deducting expenses and the underwriters’ discount of $50 million. The Company used the net proceeds from the Common Stock Offering and the MCPS Offering to fund a portion of the cash consideration payable for, and certain costs associated with, the Cytiva Acquisition. Prior to the completion of the Cytiva Acquisition, the Company invested the net proceeds in short-term bank deposits and/or interest-bearing, investment-grade securities.
Taking into account the anti-dilution adjustments as a result of the dividends paid to the Company’s common shareholders on or prior to April 3, 2020, each share of MCPS will mandatorily convert on the mandatory conversion date, which is expected to be April 15, 2022, into between 6.6542 and 8.1513 shares of the Company’s common stock, subject to further anti-dilution adjustments. The number of shares of the Company’s common stock issuable upon conversion will be determined based on the average volume-weighted average price per share of the Company’s common stock over the 20 consecutive trading day period beginning on, and including, the 21st scheduled trading day immediately before April 15, 2022. Subject to certain exceptions, at any time prior to April 15, 2022, holders may elect to convert each share of the MCPS into 6.6542 shares of common stock, subject to further anti-dilution adjustments. In the event of a fundamental change, the MCPS will convert at the fundamental change rates specified in the certificate of designations, and the holders of MCPS would be entitled to a fundamental change make-whole dividend.

Holders of MCPS will be entitled to receive, when and if declared by the Company’s Board of Directors, cumulative dividends at the annual rate of 4.75% of the liquidation preference of $1,000 per share (equivalent to $47.50 annually per share), payable in cash or, subject to certain limitations, by delivery of shares of the Company’s common stock or any combination of cash and shares of the Company’s common stock, at the Company’s election. If declared, dividends on the MCPS are payable quarterly on January 15, April 15, July 15 and October 15 of each year (to, and including, April 15, 2022), to the holders of record of the MCPS as they appear on the Company’s stock register at the close of business on the immediately preceding December 31, March 31, June 30 and September 30, respectively.
For a full description of the Company’s stock-based compensation programs, refer to Note 19 of the Company’s financial statements as of and for the year ended December 31, 2019 included in the Company’s 2019 Annual Report. As of April 3, 2020, approximately 55 million shares of the Company’s common stock were reserved for issuance under the 2007 Omnibus Incentive Plan.
The following summarizes the components of the Company’s stock-based compensation expense ($ in millions):

	Three-Month Period Ended
	April 3, 2020	March 29, 2019
Restricted stock units (“RSUs”)/performance stock units (“PSUs”):
Pretax compensation expense	$27.6	$21.7
Income tax benefit	(5.7)	(4.5)
RSU/PSU expense, net of income taxes	21.9	17.2
Stock options:
Pretax compensation expense	17.6	13.4
Income tax benefit	(3.6)	(2.8)
Stock option expense, net of income taxes	14.0	10.6
Total stock-based compensation:
Pretax compensation expense	45.2	35.1
Income tax benefit	(9.3)	(7.3)
Total stock-based compensation expense, net of income taxes	$35.9	$27.8

Stock-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings. As of April 3, 2020, $231 million of total unrecognized compensation cost related to RSUs/PSUs is expected to be recognized over a weighted average period of approximately three years. As of April 3, 2020, $204 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately three years. Future compensation amounts will be adjusted for any changes in estimated forfeitures.

NOTE 14. NET EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS
Basic net earnings per common share (“EPS”) from continuing operations is calculated by taking net earnings from continuing operations less the MCPS dividends divided by the weighted average number of common shares outstanding for the applicable period. Diluted net EPS from continuing operations is computed based on the weighted average number of common shares outstanding increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased with the proceeds from the issuance of the potentially dilutive shares. For the three-month period ended April 3, 2020, approximately 2 million options to purchase shares were not included in the diluted EPS calculation as the impact of their inclusion would have been anti-dilutive. For the three-month period ended March 29, 2019, no options to purchase shares were excluded from the diluted EPS calculation.
The impact of the MCPS calculated under the if-converted method was anti-dilutive, and as such 12 million shares and 13 million shares underlying the MCPS were excluded from the diluted EPS calculation for the three-month periods ended April 3, 2020 and March 29, 2019, respectively.

Information related to the calculation of net earnings from continuing operations per common share is summarized as follows ($ and shares in millions, except per share amounts):

	Three-Month Period Ended
	April 3, 2020	March 29, 2019
Numerator:
Net earnings from continuing operations	$595.1	$332.3
MCPS dividends	(19.6)	(6.5)
Net earnings from continuing operations attributable to common stockholders for Basic EPS	575.5	325.8
Adjustment for interest on convertible debentures	0.3	0.5
Net earnings from continuing operations attributable to common stockholders after assumed conversions for Diluted EPS	$575.8	$326.3

Denominator:
Weighted average common shares outstanding used in Basic EPS	697.2	707.6
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	9.4	8.7
Assumed conversion of the convertible debentures	1.3	2.2
Weighted average common shares outstanding used in Diluted EPS	707.9	718.5

Basic EPS from continuing operations	$0.83	$0.46
Diluted EPS from continuing operations	$0.81	$0.45

NOTE 15. SEGMENT INFORMATION
The Company operates and reports its results in three separate business segments consisting of the Life Sciences, Diagnostics, and Environmental & Applied Solutions segments. When determining the reportable segments, the Company  aggregated operating segments based on their similar economic and operating characteristics. Operating profit represents total revenues less operating expenses, excluding nonoperating income and expense, interest and income taxes. Operating profit amounts in the Other segment consist of unallocated corporate costs and other costs not considered part of management’s evaluation of reportable segment operating performance. Intersegment amounts are not significant and are eliminated to arrive at consolidated totals.

Segment results are shown below ($ in millions):

	Three-Month Period Ended
	April 3, 2020	March 29, 2019
Sales:
Life Sciences	$1,650.4	$1,626.9
Diagnostics	1,627.0	1,536.8
Environmental & Applied Solutions	1,065.7	1,056.5
Total	$4,343.1	$4,220.2

Operating profit:
Life Sciences	$325.6	$309.0
Diagnostics	251.2	233.1
Environmental & Applied Solutions	239.9	244.6
Other	(119.2)	(67.0)
Total	$697.5	$719.7

Segment identifiable assets are shown below ($ in millions):

	April 3, 2020	December 31, 2019
Life Sciences	$44,765.7	$22,381.3
Diagnostics	14,508.4	14,442.2
Environmental & Applied Solutions	4,945.1	4,881.8
Other	4,711.1	20,376.3
Total	$68,930.3	$62,081.6

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
You should read this discussion along with the Company’s MD&A and audited financial statements as of and for the year ended December 31, 2019 and Notes thereto, included in the Company’s 2019 Annual Report on Form 10-K and the Company’s Consolidated Condensed Financial Statements and related Notes as of and for the three-month period ended April 3, 2020 included in this Report.
Unless otherwise indicated, all financial results in this report refer to continuing operations.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this quarterly report, in other documents we file with or furnish to the Securities and Exchange Commission, in our press releases, webcasts, conference calls, materials delivered to shareholders and other communications, are “forward-looking statements” within the meaning of the United States federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue (including preliminary revenue data for April 2020), expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions and the integration thereof (including the integration of the Cytiva Acquisition), divestitures, spin-offs, split-offs or other distributions, strategic opportunities, securities offerings, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; future regulatory approvals and the timing and conditionality thereof; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; future foreign currency exchange rates and fluctuations in those rates; the potential or anticipated direct or indirect impact of COVID-19 on our business, results of operations and/or financial condition; general economic and capital markets conditions; the anticipated timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that Danaher intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “should,” “could,” “intend,” “will,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words.
Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors. Forward-looking statements are not guarantees of future performance and actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Important factors that in some cases have affected us in the past and that in the future could cause actual results to differ materially from those envisaged in the forward-looking statements include the following:

•	The COVID-19 pandemic has adversely impacted, and poses risks to, our business, results of operations and financial condition, the nature and extent of which are highly uncertain and unpredictable.

•	The Cytiva Acquisition could negatively impact our business, results of operations and financial condition.

•
Our outstanding debt has increased significantly as a result of the Cytiva Acquisition and we may incur additional debt in the future. Our existing and future indebtedness may limit our operations and our use of our cash flow and negatively impact our credit ratings; and any failure to comply with the covenants that apply to our indebtedness could adversely affect our liquidity and financial statements.

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

•	Our growth depends in part on the timely development and commercialization, and customer acceptance, of new and enhanced products and services based on technological innovation.

•	Our reputation, ability to do business and financial statements can be impaired by improper conduct by any of our employees, agents or business partners.

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

•	Off-label marketing of our products could result in substantial penalties.

•	Certain modifications to our products may require new 510(k) clearances or other marketing authorizations and may require us to recall or cease marketing our products.

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

•
Divestitures or other dispositions could negatively impact our business and contingent liabilities from businesses that we or our predecessors have disposed could adversely affect our financial statements.

•
We could incur significant liability if any of the 2015 separation and split-off of our communications business, the 2016 separation and spin-off of Fortive Corporation (“Fortive”) or the 2019 separation, initial public offering (“IPO”) and split-off of Envista is determined to be a taxable transaction.

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

•	Our businesses are subject to extensive regulation; failure to comply with those regulations could adversely affect our financial statements and our business, including our reputation.

•	Our restructuring actions can have long-term adverse effects on our business.

•	We may be required to recognize impairment charges for our goodwill and other intangible assets.

•	Foreign currency exchange rates can adversely affect our financial statements.

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

•
If we are unable to adequately protect our intellectual property, or if third parties infringe our intellectual property rights, we may suffer competitive injury or expend significant resources enforcing our rights. These risks are particularly pronounced in countries in which we do business that do not have levels of protection of intellectual property comparable to the United States.

•
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

•
Defects and unanticipated use or inadequate disclosure with respect to our products or services (including software), or allegations thereof, can adversely affect our business, reputation and financial statements.

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

•	Changes in laws or governmental regulations can reduce demand for our products or services or increase our expenses.

•	Work stoppages, union and works council campaigns and other labor disputes could adversely impact our productivity and results of operations.

•	International economic, political, legal, compliance and business factors could negatively affect our financial statements.

•	Significant developments stemming from the United Kingdom’s (“UK”) departure from the EU could have an adverse effect on us.

•	If we suffer loss to our facilities, supply chains, distribution systems or information technology systems due to catastrophe or other events, our operations could be seriously harmed.

•	Our defined benefit pension plans are subject to financial market risks that could adversely affect our financial statements.

See Part I—Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and Part II—Item 1A of this Quarterly Report for further discussion regarding reasons that actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call, materials or other communication in which they are made. Except to the extent required by applicable law, we do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.

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
The COVID-19 Pandemic
The continuing global spread of a novel strain of coronavirus (COVID-19) has led to unprecedented restrictions on, and disruptions in, business and personal activities, including as a result of preventive and precautionary measures that we, other businesses, our communities and governments are taking to mitigate the spread of the virus. The Company is actively monitoring the pandemic and has taken and intends to continue taking steps to identify and mitigate the adverse impacts on, and risks to, the Company’s business (including but not limited to its employees, customers, business partners, manufacturing capabilities and capacity, and distribution channels) posed by the spread of COVID-19 and the governmental and community responses thereto. The Company’s businesses have activated their business continuity plans as a result of this pandemic, including taking steps in an effort to help keep our workforce healthy and safe, and are assessing and updating those plans on an ongoing basis. As a result of COVID-19 the Company’s businesses have modified their respective business practices (including employee travel, employee work locations in certain cases, and cancellation of physical participation in most meetings, events and conferences), and the Company expects to take further actions as may be required or recommended by government authorities or as determined to be in the best interests of our employees, customers and other business partners. While a limited number of Danaher’s businesses have paused operations as a result of governmental restrictions on “non-essential” business, most of Danaher’s businesses are considered “essential” under such orders and are taking steps to continue (and in some cases increase) production to the extent possible and subject to considerations relating to the health and safety of our workforce. The Company is working with its suppliers to understand the existing and future negative impacts to its supply chain and take actions in an effort to mitigate such impacts. In addition, in March and April 2020, Danaher issued long-term debt and borrowed certain amounts under its existing credit facilities to enhance its liquidity position. Towards the end of the first quarter, certain aspects of our business performance were negatively impacted by the COVID-19 pandemic, as further discussed below, and the Company expects the pandemic to have a greater negative impact in the second quarter of 2020 compared to what was experienced in the first quarter of 2020 as a result of the timing of the spread of COVID-19 and the related shutdown measures. Due to the speed with which the COVID-19 situation is developing, the global breadth of its spread and the range of governmental and community responses thereto, there is uncertainty around its duration and ultimate impact; therefore, the ultimate negative impact on our business, financial condition and results of operations is uncertain but may be material.
Business Performance and Outlook
During the first quarter of 2020, the Company’s overall revenues increased 3.0% compared to the comparable period of 2019 and year-over-year core sales increased 4.5% (for the definition of “core sales” or “core revenue” refer to “—Results of Operations” below), although demand decreased significantly toward the end of the first quarter, primarily in the Company’s instrument related businesses, as a result of the spread of the COVID-19 pandemic. Geographically, core revenues in developed markets increased at a high-single digit rate during the first quarter of 2020 led primarily by growth in North

America and Western Europe in the first two months of the quarter, as the impact of the COVID-19 pandemic impacted these regions later in March. Core revenues in high-growth markets decreased at a high-single digit rate during the first quarter of 2020 as compared to the comparable period of 2019 driven primarily by the impact of the COVID-19 pandemic in China, which adversely impacted demand in China earlier than it impacted demand in other markets. High-growth markets represented approximately 27% of the Company’s total sales in the first quarter of 2020. For additional information regarding the Company’s sales by geographical region during the three-month periods ended April 3, 2020 and March 29, 2019, refer to Note 2 to the accompanying Consolidated Condensed Financial Statements.
The Company’s net earnings from continuing operations for the three-month period ended April 3, 2020 totaled $595 million compared to $332 million for the three-month period ended March 29, 2019. Net earnings attributable to common stockholders for the three-month period ended April 3, 2020 totaled $576 million or $0.81 per diluted common share compared to $327 million or $0.45 per diluted common share for the three-month period ended March 29, 2019. The provision for uncertain tax positions recorded in the first quarter of 2019 discussed below in “—Results of Operations - Income Taxes” is the primary driver of the year-over-year increase in net earnings and diluted earnings per common share for the three-month period ended April 3, 2020.
The continuing economic uncertainties as a result of the global COVID-19 pandemic and the efforts to mitigate and contain the spread suggest that global demand will remain depressed at least in the near term if not longer. The extent of the negative impact to the Company’s results of operations and financial position will depend on the extent and duration of the pandemic which is uncertain, but the impact may be material. Given the Company’s geographic and product line diversity, management expects that the impact from COVID-19 will impact our different businesses to different degrees, though the extent of the differences is difficult to estimate given the overall economic uncertainty.
Acquisitions
The Company’s growth strategy contemplates future acquisitions. Operations and results can be affected by the rate and extent to which appropriate acquisition opportunities are available and successfully consummated, acquired businesses are effectively integrated and anticipated synergies or cost savings are achieved.
On March 31, 2020, the Company acquired the Biopharma business of GE’s Life Sciences division, now known as Cytiva, for a cash purchase price of approximately $20.7 billion, subject to certain adjustments, and the assumption of approximately $0.4 billion of pension liabilities. Cytiva is a leading provider of instruments, consumables and software that support the research, discovery, process development and manufacturing workflows of biopharmaceutical drugs. Cytiva had revenues of approximately $3.3 billion in 2019 and is included in the Company’s Life Sciences segment. Due to the proximity of the acquisition date to the end of the Company’s first quarter, there are no results of operations for Cytiva included in the Company’s Consolidated Condensed Statement of Earnings. The impact of the Cytiva Acquisition has been reflected in the Company’s Consolidated Condensed Balance Sheet on a preliminary basis. The acquisition is expected to provide additional sales and earnings growth opportunities for the Company’s Life Sciences segment by expanding the business’ geographic and product line diversity, including new product and service offerings that complement the Company’s current biologics workflow solutions. As a condition to obtaining certain regulatory approvals for the closing of the transaction, the Company was required to divest certain of its existing product lines in the Life Sciences segment that in the aggregate generated revenues of approximately $170 million in 2019. On April 30, 2020, the Company completed the sale of the majority of these product lines for a cash purchase price of approximately $825 million and will recognize a gain on the sale in the second quarter of 2020. For a description of the Company’s Cytiva Acquisition and the financing thereof, refer to Note 3 to the accompanying Consolidated Condensed Financial Statements.
Currency Exchange Rates
On a year-over-year basis, currency exchange rates negatively impacted reported sales by approximately 1.5% for the three-month period ended April 3, 2020 compared to the comparable period of 2019, primarily due to the strength of the U.S. dollar against most major currencies in the first quarter of 2020. If the currency exchange rates in effect as of April 3, 2020 were to prevail throughout the remainder of 2020, currency exchange rates would reduce the Company’s estimated full year 2020 sales by approximately 2.0% on a year-over-year basis. Any future strengthening of the U.S. dollar against major currencies would adversely impact the Company’s sales and results of operations for the remainder of the year, and any weakening of the U.S. dollar against major currencies would positively impact the Company’s sales and results of operations for the remainder of the year.

UK’s Referendum Decision to Exit the EU (“Brexit”)
In a referendum on June 23, 2016, voters approved for the UK to exit the EU. The UK formally withdrew from the EU on January 31, 2020 with a transition period through December 31, 2020. During the transition period, the UK continues to follow EU law and will negotiate with the EU on the terms of its relationship post-2020. Failure to complete negotiations by the implementation deadline of December 31, 2020 could result in the UK reverting to adverse trade agreements with the EU. The COVID-19 pandemic has created additional uncertainty regarding the likelihood that the UK and the EU will complete negotiations by the December 31, 2020 deadline. As a result, the nature of the UK’s future relationship with the EU is still uncertain. The Company continues to monitor the status of Brexit and plan for potential impacts. To mitigate the potential impact of Brexit on the import of goods to the UK, the Company has increased its level of inventory within the UK. The ultimate impact of Brexit on the Company’s financial results is uncertain. For additional information, refer to the “Item 1A-Risk Factors” section of the Company’s 2019 Annual Report on Form 10-K filed on February 21, 2020.

RESULTS OF OPERATIONS
Non-GAAP Measures
In this report, references to the non-GAAP measures of core sales (also referred to as core revenues or sales/revenues from existing businesses) and core sales including Cytiva refer to sales calculated according to U.S. GAAP, but excluding:

•	sales from acquired businesses (other than Cytiva, in the case of core sales including Cytiva, as discussed below); and

•	the impact of currency translation.
Except in connection with the measure core sales including Cytiva, references to sales or operating profit attributable to acquisitions or acquired businesses refer to sales or operating profit, as applicable, from acquired businesses recorded prior to the first anniversary of the acquisition less the amount of sales and operating profit, as applicable, attributable to divested product lines not considered discontinued operations. The portion of revenue attributable to currency translation is calculated as the difference between:

•	the period-to-period change in revenue (excluding sales from acquired businesses, other than Cytiva in the case of core sales including Cytiva); and

•
the period-to-period change in revenue (excluding sales from acquired businesses, other than Cytiva in the case of core sales including Cytiva) after applying current period foreign exchange rates to the prior year period.

Beginning with respect to the second quarter of 2020, the Company intends to also present core sales on a basis that includes sales attributable to Cytiva (formerly the Biopharma Business of GE’s Life Sciences business), which Danaher acquired from GE on March 31, 2020. Historically Danaher has calculated core sales solely on a basis that excludes sales from acquired businesses recorded prior to the first anniversary of the acquisition. However, given Cytiva’s significant size and historical core sales growth rate, in each case compared to Danaher’s existing businesses, management believes it is appropriate to also present core sales on a basis that includes Cytiva. Management believes this presentation will provide useful information to investors by demonstrating on a current basis the impact Cytiva has on the Company’s growth profile, rather than waiting to demonstrate such impact twelve months after the acquisition when Cytiva would normally have been included in Danaher’s core sales calculation. Danaher intends to calculate period-to-period core revenue from continuing operations including Cytiva by adding to the baseline period revenue Cytiva’s historical revenue from such period (when it was owned by GE), net of the revenues of the product lines Danaher divested to obtain regulatory approval for the Cytiva acquisition, and also adding Cytiva’s net revenues to the current period.
Core sales growth (and the related measure of core sales including Cytiva) should be considered in addition to, and not as a replacement for or superior to, sales, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting these non-GAAP financial measures provides useful information to investors by helping identify underlying growth trends in Danaher’s business and facilitating comparisons of Danaher’s revenue performance with its performance in prior and future periods and to Danaher’s peers. Management also uses these non-GAAP financial measures to measure the Company’s operating and financial performance, and uses core sales growth as one of the performance measures in the Company’s executive short-term cash incentive program. The Company excludes the effect of currency translation from these measures because currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends, and excludes the effect of acquisitions (other than Cytiva, in the case of core growth including Cytiva) and divestiture-related items because the nature, size, timing and number of acquisitions and divestitures can vary dramatically from period-to-period and between the Company and its peers and can also obscure underlying business trends and make comparisons of long-term performance difficult.

Throughout this discussion, references to sales volume refer to the impact of both price and unit sales and references to productivity improvements generally refer to improved cost-efficiencies resulting from the ongoing application of the Danaher Business System.
Core Revenue Growth

% Change Three-Month Period Ended April 3, 2020 vs. Comparable 2019 Period
Total sales growth (GAAP)	3.0%
Impact of:
Currency exchange rates	1.5%
Core revenue growth (non-GAAP)	4.5%
Operating Profit Performance
Operating profit margins decreased 100 basis points from 17.1% during the three-month period ended March 29, 2019 to 16.1% for the three-month period ended April 3, 2020.
First quarter 2020 vs. first quarter 2019 operating profit margin comparisons were favorably impacted by:

•
Higher 2020 core sales volumes and incremental year-over-year cost savings associated with continuing productivity improvement initiatives taken in 2019, net of the impact of foreign currency exchange rates and incremental year-over-year costs associated with various new product development and sales, service and marketing growth investments in the first quarter of 2020 - 25 basis points

First quarter 2020 vs. first quarter 2019 operating profit margin comparisons were unfavorably impacted by:

•	Transaction costs and integration preparation costs incurred in the first quarter of 2020 related to the Cytiva Acquisition - 100 basis points

•	Impairment charges related to certain long-lived assets in the Diagnostics and Environmental & Applied Solutions segments - 20 basis points

•	The incremental net dilutive effect in 2020 of acquired businesses - 5 basis points
Business Segments
Sales by business segment for each of the periods indicated were as follows ($ in millions):

	Three-Month Period Ended
	April 3, 2020	March 29, 2019
Life Sciences	$1,650.4	$1,626.9
Diagnostics	1,627.0	1,536.8
Environmental & Applied Solutions	1,065.7	1,056.5
Total	$4,343.1	$4,220.2
For information regarding the Company’s sales by geographical region during the three-month periods ended April 3, 2020 and March 29, 2019, refer to Note 2 to the accompanying Consolidated Condensed Financial Statements.

While the ultimate impact of COVID-19 on future periods is highly uncertain, the Company expects the pandemic to have a greater negative impact on sales in North America and Western Europe in the second quarter of 2020 compared to what was experienced in the first quarter of 2020 as a result of the timing of the spread of COVID-19 and the related shutdown measures. Demand for instruments and consumables related to COVID-19-related testing capabilities as well as supporting customers in pursuit of new COVID-19-related treatments and vaccines are expected to partially mitigate the broader negative impact of the pandemic.

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
Life Sciences Selected Financial Data

	Three-Month Period Ended
($ in millions)	April 3, 2020	March 29, 2019
Sales	$1,650.4	$1,626.9
Operating profit	325.6	309.0
Depreciation	33.2	32.3
Amortization	89.6	89.6
Operating profit as a % of sales	19.7%	19.0%
Depreciation as a % of sales	2.0%	2.0%
Amortization as a % of sales	5.4%	5.5%
Core Revenue Growth

% Change Three-Month Period Ended April 3, 2020 vs. Comparable 2019 Period
Total sales growth (GAAP)	1.5%
Impact of:
Currency exchange rates	1.0%
Core revenue growth (non-GAAP)	2.5%
Price increases in the segment contributed 0.5% to sales growth on a year-over-year basis during the three-month period ended April 3, 2020, and are reflected as a component of core revenue growth.

In the first quarter of 2020, increased demand for instruments and consumables used in drug discovery and production was partially offset by lower demand in China related to the COVID-19 pandemic. The Company also saw lower demand for equipment in other geographies late in the first quarter as the pandemic spread around the world and customers deferred purchases of larger instruments as academic research labs closed. Core sales for filtration, separation and purification technologies increased across most major geographies, partially offset by lower demand in China for the three-month period in 2020 versus the comparable period in 2019. Demand for filtration, separation and purification technologies was led by the biopharmaceutical end-market and partially offset by softer demand in the fluid technology and asset protection end-market. Core sales of microscopy products declined during the three-month period across most major product lines, primarily due to lower demand in the life science research and medical end-markets. Geographically, demand decreased across most major geographies, particularly in North America and China, as shutdown measures to curb COVID-19 reduced demand for equipment in particular. Demand for the business’ flow cytometry and particle counting product lines increased across most major geographies and end-markets in the three-month period, partially offset by lower sales in China. Core sales in the mass spectrometry business declined during the three-month period, due primarily to lower sales in China and Western Europe primarily due to lower demand in the pharmaceutical and clinical end-markets. Core sales in the genomics consumables business increased during the three-month period across all major geographies, driven in part by demand for primer and probe-kits related to COVID-19 testing. Based on preliminary revenue data for April 2020, the Company believes core sales for the Life Science segment’s products related to the research and development of COVID-19 treatments and vaccines, such as bioprocessing, genomic and automation, continued to grow on a year-over-year basis while the closure of academic laboratories and reduced testing volumes in clinical reference laboratories resulted in lower year-over-year core sales of instruments. The Company anticipates the trends experienced in April to continue for at least the second quarter of 2020.
The acquisition of Cytiva on March 31, 2020 is expected to provide additional sales and earnings growth opportunities for the Company’s Life Sciences segment by expanding the business’ geographic and product line diversity, including new product and service offerings that complement the Company’s current biologics workflow solutions. Cytiva is a leading provider of instruments, consumables and software that support the research, discovery, process development and manufacturing workflows of biopharmaceutical drugs. Due to the proximity of the acquisition date to the end of the first quarter, there are no results of operations for Cytiva included in the Life Sciences segment results above. Cytiva will be included in the Life Sciences segment results beginning with the second quarter of 2020.
Operating Profit Performance
Operating profit margins increased 70 basis points during the three-month period ended April 3, 2020 as compared to the comparable period of 2019.
First quarter 2020 vs. first quarter 2019 operating profit margin comparisons were favorably impacted by:

•
Higher 2020 core sales volumes, incremental year-over-year cost savings associated with the continuing productivity improvement initiatives taken in 2019 and the impact of foreign currency exchange rates, net of incremental year-over-year costs associated with various new product development and sales and marketing growth investments in the first quarter of 2020 - 90 basis points

First quarter 2020 vs. first quarter 2019 operating profit margin comparisons were unfavorably impacted by:

•	The incremental net dilutive effect in 2020 of acquired businesses - 20 basis points

DIAGNOSTICS
The Company’s Diagnostics segment offers analytical instruments, reagents, consumables, software and services that hospitals, physicians’ offices, reference laboratories and other critical care settings use to diagnose disease and make treatment decisions.
Diagnostics Selected Financial Data

	Three-Month Period Ended
($ in millions)	April 3, 2020	March 29, 2019
Sales	$1,627.0	$1,536.8
Operating profit	251.2	233.1
Depreciation	94.1	91.6
Amortization	51.4	52.0
Operating profit as a % of sales	15.4%	15.2%
Depreciation as a % of sales	5.8%	6.0%
Amortization as a % of sales	3.2%	3.4%
Core Revenue Growth

% Change Three-Month Period Ended April 3, 2020 vs. Comparable 2019 Period
Total sales growth (GAAP)	6.0%
Impact of:
Currency exchange rates	2.0%
Core revenue growth (non-GAAP)	8.0%
Pricing in the segment did not significantly impact sales growth on a year-over-year basis during the three-month period ended April 3, 2020.
In the first quarter of 2020, increased demand for the molecular diagnostics and acute care instruments and consumables was partially offset by lower demand in China related to the COVID-19 pandemic. The Company also experienced lower demand for equipment in the clinical lab and pathology businesses in other geographies as the pandemic spread around the world. Core sales in the segment’s clinical lab business decreased on a year-over-year basis for the three-month period, driven by reduced demand for the immunoassay and automation product lines, partially offset by increased sales of chemistry and urinalysis products. Geographically, lower demand in high-growth markets, particularly China as a result of containment measures reducing core laboratory testing volumes, was partially offset by increased sales in North America and Western Europe. During the three-month period, core sales increased in the molecular diagnostics business on a year-over-year basis across all major product lines, driven by strong demand across all major geographies and contributing significantly to overall segment core growth. The business experienced strong growth in the infectious disease product line driven by the severity of the flu season and the development and commercialization of test solutions for COVID-19 late in the first quarter. Core sales in the acute care diagnostic business increased year-over-year across all major geographies and product lines in the three-month period, with particularly strong demand for blood gas instruments and consumables driven in part by increased hospitalizations from the COVID-19 pandemic. Core sales in the pathology business grew slightly year-over-year in the three-month period ended April 3, 2020, led by increased demand in North America and Western Europe, due primarily to increased demand for advanced staining and core histology consumables and pathology imaging products. This growth was partially offset by soft demand for advanced staining and core histology instruments, particularly in China as government shutdown measures to curb COVID-19 reduced demand for equipment. Based on preliminary revenue data for April 2020, the Company believes the Diagnostics segment’s molecular diagnostics products, specifically the COVID-19 diagnostic test, and the acute care diagnostics products continued to show year-over-year core sales growth while lower testing volumes in hospital labs and reference labs has resulted in lower year-over-year core sales of instruments and other consumables to these labs. The Company anticipates the trends experienced in April to continue for at least the second quarter of 2020.
Operating Profit Performance
Operating profit margins increased 20 basis points during the three-month period ended April 3, 2020 as compared to the comparable period of 2019.
First quarter 2020 vs. first quarter 2019 operating profit margin comparisons were favorably impacted by:

•
Higher 2020 core sales volumes and incremental year-over-year cost savings associated with the continuing productivity improvement initiatives taken in 2019, net of incremental year-over-year costs associated with various new product development, sales, service and marketing growth investments, unfavorable product mix, and the impact of foreign currency exchange rates in the first quarter of 2020 - 50 basis points

First quarter 2020 vs. first quarter 2019 operating profit margin comparisons were unfavorably impacted by:

•	Impairment charges related to a facility - 30 basis points

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
Environmental & Applied Solutions Selected Financial Data

	Three-Month Period Ended
($ in millions)	April 3, 2020	March 29, 2019
Sales	$1,065.7	$1,056.5
Operating profit	239.9	244.6
Depreciation	11.9	12.4
Amortization	15.4	15.8
Operating profit as a % of sales	22.5%	23.2%
Depreciation as a % of sales	1.1%	1.2%
Amortization as a % of sales	1.4%	1.5%

Core Revenue Growth

% Change Three-Month Period Ended April 3, 2020 vs. Comparable 2019 Period
Total sales growth (GAAP)	1.0%
Impact of:
Currency exchange rates	1.5%
Core revenue growth (non-GAAP)	2.5%
Price increases in the segment contributed 1.5% to sales growth on a year-over-year basis during the three-month period ended April 3, 2020 and are reflected as a component of core revenue growth.
In the first quarter of 2020, core sales in the segment’s water quality business increased at a mid-single digit rate compared to the comparable period of 2019 as increased demand in North America and Western Europe was partially offset by lower demand in China related to the COVID-19 pandemic. The Company also experienced lower demand for equipment late in the first quarter as the pandemic spread to other geographies. Year-over-year core sales in the analytical instrumentation product line grew in the three-month period, driven by increased demand in North America and Western Europe, partially offset by lower core sales in China. Core revenue growth in the business’ chemical treatment solutions product line for the three-month period was driven by higher demand in the food and beverage, consumer and industrial, power, paper, and mining end-markets. Geographically, year-over-year core revenue growth for chemical treatment solutions was driven by increased demand in North America and Latin America. Core sales in the business’ ultraviolet water disinfection product line increased during the three-month period, as stronger demand in the developed markets, particularly North America, offset weaker demand in China.
In the first quarter of 2020, core sales in the segment’s product identification businesses decreased at a low-single digit rate compared to the comparable period of 2019 driven by lower demand in China related to the COVID-19 pandemic and lower demand for equipment in other geographies as the pandemic spread around the world. The Company saw an increase in demand for consumables driven in part by accelerated demand for consumer goods resulting from the COVID-19 pandemic. Core sales in the segment’s product identification businesses decreased at a low-single digit rate during the three-month period ended April 3, 2020 as compared to the comparable period of 2019. Core sales of marking and coding equipment and related consumables increased during the three-month period driven by higher demand for consumables while demand for equipment decreased, especially late in the first quarter. Demand for marking and coding consumables was driven by the food and beverage, medical and consumer product good end-markets. Geographically, increased demand in North America was partially offset by weaker demand in China. For packaging and color solutions products and services, core sales decreased in the three-month period. Geographically, year-over-year core sales decreased for packaging and color solutions products and services driven by lower demand for equipment in Western Europe and the high-growth markets, particularly China, and was partially offset by increased core sales in North America.
Based on preliminary revenue data for April 2020, the Company believes core sales for the Environmental & Applied Solutions segment’s consumables products related to water testing and treatment and for marking and coding of consumer goods and medicines continued to grow on a year-over-year basis while customers continued to defer equipment purchases resulting in lower year-over-year core sales of these instruments. The Company anticipates the trends experienced in April to continue for at least the second quarter of 2020.
Operating Profit Performance
Operating profit margins decreased 70 basis points during the three-month period ended April 3, 2020 as compared to the comparable period of 2019. First quarter 2020 operating profit margin comparisons were unfavorably impacted by:

•
Incremental year-over-year costs associated with sales, service and marketing growth investments, net of higher 2020 core sales volumes, and incremental year-over-year cost savings associated with continuing productivity improvement initiatives taken in 2019, net of the impact of foreign currency exchange rates in the first quarter of 2020 - 40 basis points

•	Impairment charges related to a trade name and other intangible assets - 30 basis points

COST OF SALES AND GROSS PROFIT

	Three-Month Period Ended
($ in millions)	April 3, 2020	March 29, 2019
Sales	$4,343.1	$4,220.2
Cost of sales	(1,900.3)	(1,865.3)
Gross profit	$2,442.8	$2,354.9
Gross profit margin	56.2%	55.8%
The year-over-year increase in cost of sales during the three-month period ended April 3, 2020 as compared to the comparable period in 2019, was due primarily to the impact of higher year-over-year sales volumes.
The year-over-year increase in gross profit margin during the three-month period ended April 3, 2020 as compared to the comparable period in 2019, was due to the impact of higher year-over-year sales volumes net of the impact of foreign currency exchange rates.

OPERATING EXPENSES

	Three-Month Period Ended
($ in millions)	April 3, 2020	March 29, 2019
Sales	$4,343.1	$4,220.2
Selling, general and administrative (“SG&A”) expenses	1,458.3	1,367.7
Research and development (“R&D”) expenses	287.0	267.5
SG&A as a % of sales	33.6%	32.4%
R&D as a % of sales	6.6%	6.3%
The year-over-year increase in SG&A expenses as a percentage of sales for the three-month period ended April 3, 2020 as compared to the comparable period in 2019, was primarily driven by continued investments in sales and marketing growth initiatives, and impairment charges related to a facility in the Diagnostics segment and a trade name and other intangible assets in the Environmental & Applied solutions segment, which in aggregate increased SG&A as a percentage of sales by approximately 20 basis points, and transaction and integration costs associated with the Cytiva Acquisition, which increased SG&A as a percentage of sales by approximately 100 basis points. These increases were partially offset by lower travel expenses and the benefit of increased leverage of the Company’s general and administrative cost base resulting from higher 2020 sales volumes.
The year-over-year increase in R&D expenses (consisting principally of internal and contract engineering personnel costs) as a percentage of sales for the three-month period ended April 3, 2020 as compared to the comparable period in 2019 was due primarily to year-over-year increases in expenditures for the Company’s new product development initiatives.

NONOPERATING INCOME (EXPENSE)
The Company disaggregates the service cost component of net periodic benefit costs of the noncontributory defined benefit pension plans and other postretirement employee benefit plans and presents the other components of net periodic benefit cost in other (expense) income, net. These other components include the assumed rate of return on plan assets, partially offset by amortization of actuarial losses and interest and aggregated to a gain of $5 million for both three-month periods ended April 3, 2020 and March 29, 2019.
The Company estimates the fair value of investments in equity securities using the Fair Value Alternative and records adjustments to fair value within net earnings. Additionally, the Company is a limited partner in a partnership that invests in early-stage companies. While the partnership records these investments at fair value, the Company’s investment in the partnership is accounted for under the equity method of accounting. During the three-month period ended April 3, 2020, the Company recorded a $7 million loss ($0.01 per diluted common share) in other (expense) income, net, reflecting a reduction in the fair value of these investments.

INTEREST COSTS AND FINANCING
For a discussion of the Company’s outstanding indebtedness, refer to Note 7 to the accompanying Consolidated Condensed Financial Statements.
Interest expense of $47 million for the three-month period ended April 3, 2020, was $27 million higher than the comparable period of 2019, due primarily to the higher average debt balances as a result of the issuances of debt in September 2019, November 2019 and March 2020, higher U.S.-dollar denominated commercial paper borrowings in 2020 and borrowings under the Five-Year Facility to finance the Cytiva Acquisition and for general corporate purposes.
Interest income of $63 million for the three-month period ended April 3, 2020, was $47 million higher than the comparable period of 2019, due primarily to higher average cash balances during the first quarter of 2020 attributable to the cash raised to fund the Cytiva Acquisition, partially offset by lower rates on cash deposits.

INCOME TAXES
The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended
	April 3, 2020	March 29, 2019
Effective tax rate	16.3%	53.8%
The effective tax rate for the three-month period ended April 3, 2020 differs from the U.S. federal statutory rate of 21.0% principally due to the impact of net discrete benefits of $27 million ($0.04 per diluted common share) related primarily to excess tax benefits from stock-based compensation and the release of reserves for uncertain tax positions due to the expiration of statutes of limitation.
The effective tax rate for the three-month period ended March 29, 2019 differs from the U.S. federal statutory rate of 21.0% principally due to the impact of net discrete charges of $245 million ($0.34 per diluted common share) related primarily to changes in estimates associated with prior period uncertain tax positions and audit settlements, net of the release of valuation allowances associated with certain foreign tax credits, tax benefits resulting from a change in tax law and excess tax benefits from stock-based compensation. These discrete tax charges resulted in an increase of 34.0% in the reported tax rate.
The Company conducts business globally, and files numerous consolidated and separate income tax returns in federal, state and foreign jurisdictions. Non-U.S. countries in which the Company has a significant presence include China, Denmark, Germany, Singapore, Sweden, Switzerland and the United Kingdom. The Company believes that a change in the statutory tax rate of any individual foreign country would not have a material impact on the on-going effective tax rate of the Company given the geographical dispersion of the Company’s taxable income.
The Company and its subsidiaries are routinely examined by various domestic and international taxing authorities. The IRS has completed the examinations of substantially all of the Company’s federal income tax returns through 2011 and is currently examining certain of the Company’s federal income tax returns for 2012 through 2018. In addition, the Company has subsidiaries in Austria, Belgium, Canada, China, Denmark, France, Germany, India, Japan, Korea, Switzerland, the UK and various other countries, states and provinces that are currently under audit for years ranging from 2004 through 2018.
In the fourth quarter of 2018 and in the first quarter of 2019, the IRS proposed significant adjustments to the Company’s taxable income for the years 2012 through 2015 with respect to the deferral of tax on certain premium income related to the Company’s self-insurance programs. For income tax purposes, the recognition of premium income has been deferred in accordance with U.S. tax laws related to insurance. The IRS is challenging the deferral of premiums for certain types of the Company’s self-insurance policies. The proposed adjustments would increase the Company’s taxable income over the 2012-2015 period by approximately $2.7 billion. Management believes the positions the Company has taken in its U.S. tax returns are in accordance with the relevant tax laws and is vigorously defending these positions. Due to the enactment of the Tax Cuts and Jobs Act in 2017 and the resulting reduction in the U.S. corporate tax rate for years after 2017, the Company revalued its deferred tax liabilities related to the temporary differences associated with this deferred premium income from 35.0% to 21.0%. If the Company is not successful in defending these assessments, the taxes owed to the IRS may be computed under the previous 35.0% statutory tax rate and the Company may be required to revalue the related deferred tax liabilities from 21.0% to 35.0%, which in addition to any interest due on the amounts assessed, would require a charge to future earnings. The ultimate resolution of this matter is uncertain, could take many years and could result in a material adverse impact to the Company’s financial statements, including its cash flows and effective tax rate.

Tax authorities in Denmark have raised significant issues related to interest accrued by certain of the Company’s subsidiaries. On December 10, 2013, the Company received assessments from SKAT of approximately DKK 1.8 billion including interest (approximately $257 million based on the exchange rate as of April 3, 2020), imposing withholding tax relating to interest accrued in Denmark on borrowings from certain of the Company’s subsidiaries for the years 2004-2009. The Company appealed these assessments to the Danish National Tax Tribunal in 2014. The appeal is pending, awaiting the final outcome of other, preceding withholding tax cases that were appealed to the Danish Courts and subsequently to the Court of Justice of the European Union (“CJEU”). In February 2019, the CJEU decided several of these cases and ruled that the exemption of interest payments from withholding taxes provided in the applicable EU directive should be denied where taxpayers use the directive for abusive or fraudulent purposes, and that it is up to the national courts to make this determination. This decision of the CJEU now awaits application by the Danish High Court in the other, preceding withholding tax cases. SKAT has maintained a similar position related to withholding tax on interest accrued in Denmark on borrowings from certain of the Company’s subsidiaries with respect to tax years 2010-2012 and 2013-2015. On August 27, 2019 and December 16, 2019, the Company received assessments for these matters of approximately DKK 1.1 billion including interest (approximately $156 million based on the exchange rate as of April 3, 2020) for tax years 2010-2012 and DKK 767 million including interest (approximately $111 million based on the exchange rate as of April 3, 2020) for tax years 2013-2015, respectively. The Company is appealing these assessments as well.
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
The Company expects its effective tax rate for the remainder of 2020 to be approximately 19.5%. The Company’s effective tax rate could vary as a result of many factors, including but not limited to the following:

•
The expected rate for the remainder of 2020 includes the anticipated discrete income tax benefits from excess tax deductions related to the Company’s stock compensation programs, which are reflected as a reduction in tax expense, though the actual benefits (if any) will depend on the Company’s stock price and stock option exercise patterns.

•	The actual mix of earnings by jurisdiction could fluctuate from the Company’s projection.

•
The tax effects of other discrete items, including accruals related to tax contingencies, the resolution of worldwide tax matters, tax audit settlements, statute of limitations expirations and changes in tax regulations.

•
Any future legislative changes or potential tax reform, the impact of future regulations and guidance implementing the Tax Cuts and Jobs Act and any related additional tax planning efforts to address these changes.

As a result of the uncertainty in predicting these items, it is reasonably possible that the actual effective tax rate used for financial reporting purposes will change in future periods.

COMPREHENSIVE INCOME
For the three-month period ended April 3, 2020, comprehensive income attributable to Danaher increased $543 million, as compared to the comparable period of 2019, primarily driven by gains from cash flow hedge adjustments and higher net earnings that were partially offset by higher losses from foreign currency translation adjustments. The Company recorded gains of $422 million from cash flow hedge adjustments related to the Company’s cross-currency swap derivative contracts for the three-month period ended April 3, 2020. The Company recorded foreign currency translation losses of $154 million for the three-month period ended April 3, 2020, as compared to foreign currency translation losses of $11 million for the three-month period ended March 29, 2019, resulting in an increase in losses from foreign currency translation adjustments of $143 million.

INFLATION
The effect of inflation on the Company’s revenues and net earnings was not significant in the three-month period ended April 3, 2020.

LIQUIDITY AND CAPITAL RESOURCES
Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities.

The Company continues to monitor the impact of the COVID-19 pandemic on the Company’s liquidity and capital resources and take actions intended to mitigate adverse impacts. Historically, the Company has generally relied on borrowings under its commercial paper program to address liquidity requirements that exceed the capacity provided by its operating cash flows and cash on hand, while also accessing the capital markets from time to time to secure financing for more significant acquisitions. The COVID-19 pandemic has adversely affected the availability of new borrowings under the commercial paper market. Therefore, in March and April 2020, the Company borrowed an aggregate of $5.0 billion under the Credit Facilities for general corporate purposes (including payment of a portion of the purchase price for the Cytiva Acquisition and repayment of certain commercial paper obligations as they mature), and also issued approximately €2.5 billion (approximately $2.7 billion based on currency exchange rates as of the respective dates of the pricing of the notes) aggregate principal amount of euro-denominated long-term debt, the proceeds of which are also being used for general corporate purposes (including repayments of borrowings under the Credit Facilities and repayment of certain commercial paper obligations as they mature). As a result of these borrowings under the Credit Facilities, the Company’s interest expense in future periods may be higher than the historical interest expense paid on commercial paper borrowings. The Company may elect, upon the payment of a fee equal to 0.75% of the principal amount of the loans then outstanding and, upon the satisfaction of certain conditions, to convert any loans outstanding under the 364-Day Facility on August 26, 2020, into term loans that are due and payable one year following the Scheduled Termination Date.  The Company is considering its options regarding the 364-Day Facility, including negotiating a new credit facility to replace and/or refinance all or a portion of the existing credit facility or converting borrowings under the credit facility into a term loan. Following the March 24, 2020 and April 7, 2020 borrowings under the Credit Facilities, the Company had availability under its Credit Facilities of approximately $5.0 billion for direct borrowings or to backstop commercial paper. As of May 1, 2020, approximately $3.4 billion of this $5.0 billion of availability was being used to backstop outstanding commercial paper borrowings.
The Company continues to generate substantial cash from operating activities and believes that its operating cash flows, cash on hand and other available sources of liquidity will be sufficient to allow it to continue investing in existing businesses, consummating strategic acquisitions and investments, paying interest and servicing debt, funding restructuring activities and managing its capital structure on a short-term and long-term basis.
Following is an overview of the Company’s cash flows and liquidity ($ in millions):
Overview of Cash Flows and Liquidity

	Three-Month Period Ended
($ in millions)	April 3, 2020	March 29, 2019
Total operating cash provided by continuing operations	$826.0	$712.7

Cash paid for acquisitions	$(20,734.5)	$(308.2)
Payments for additions to property, plant and equipment	(132.5)	(140.1)
Proceeds from sales of property, plant and equipment	0.5	0.5
Payments for purchases of investments	(37.3)	(43.2)
All other investing activities	35.2	7.8
Total investing cash used in continuing operations	$(20,868.6)	$(483.2)

Proceeds from the issuance of common stock in connection with stock-based compensation	$10.3	$37.3
Proceeds from the sale of common stock, net of issuance costs	—	1,443.2
Proceeds from the sale of preferred stock, net of issuance costs	—	1,599.6
Payment of dividends	(138.1)	(112.2)
Net proceeds from (repayments of) borrowings (maturities of 90 days or less)	390.2	(86.1)
Proceeds from borrowings (maturities longer than 90 days)	4,371.4	—
All other financing activities	(0.3)	(4.0)
Net operating cash provided by financing activities	$4,633.5	$2,877.8

•
Operating cash flows from continuing operations increased $113 million, or approximately 15.9%, during the three-month period ended April 3, 2020 as compared to the comparable period of 2019, due to higher net earnings (after excluding noncash impairment charges and fair value adjustments related to certain long-lived assets in 2020, noncash charges for depreciation, amortization and stock compensation in both periods, and noncash discrete tax charges in

2019) and higher cash provided by trade accounts receivable, inventories and accounts payable during the period compared to the prior year, partially offset by higher cash used for payments for transaction costs incurred in connection with the Cytiva Acquisition, various employee-related liabilities and accrued expenses in 2020 compared to the prior year.

•
Net cash used in investing activities consisted primarily of cash paid for acquisitions. The Company acquired Cytiva during the three-month period ended April 3, 2020 for total cash consideration of approximately $20.7 billion. Refer to Note 3 to the accompanying Consolidated Condensed Financial Statements for additional information on the funding of the Cytiva Acquisition.

•
On March 24, 2020, the Company borrowed approximately $2.5 billion under the Five-Year Facility and on March 30, 2020 the Company issued senior unsecured Euronotes and received net proceeds of approximately €1.7 billion (approximately $1.9 billion based on currency exchange rates as of the date of the pricing of the notes). On April 7, 2020, the Company borrowed approximately $2.5 billion under the 364-Day Facility and on April 8, 2020 the Company issued senior unsecured Euronotes and received net proceeds of approximately €754 million (approximately $816 million based on currency exchange rates as of the date of the pricing of the notes).

•	As of April 3, 2020, the Company held approximately $4.4 billion of cash and cash equivalents.

Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impact reported cash flows.
Operating cash flows from continuing operations were $826 million for the first three months of 2020, an increase of $113 million, or approximately 15.9%, as compared to the comparable period of 2019. The year-over-year change in operating cash flows from 2019 to 2020 was primarily attributable to the following factors:

•
2020 operating cash flows reflected an increase of $263 million in net earnings from continuing operations for the first three months of 2020 as compared to the comparable period in 2019. However, included in net earnings from continuing operations in 2019 are $245 million of net discrete noncash tax charges compared to a net discrete noncash tax benefit of $27 million in 2020. In addition, net earnings from continuing operations in 2020 included $15 million in aggregate of noncash impairment charges and fair value adjustments related to certain long-lived assets. Each of these noncash charges and adjustments decreased earnings without a corresponding impact to operating cash flows.

•
Net earnings for the first three months of 2020 also reflected an increase of $12 million of depreciation, amortization and stock compensation expense as compared to the comparable period of 2019. Amortization expense primarily relates to the amortization of intangible assets acquired in connection with acquisitions. Depreciation expense relates to both the Company’s manufacturing and operating facilities as well as instrumentation leased to customers under OTL arrangements. Depreciation, amortization and stock compensation are noncash expenses that decrease earnings without a corresponding impact to operating cash flows.

•
The aggregate of trade accounts receivable, inventories and trade accounts payable provided $16 million in operating cash flows during the first three months of 2020, compared to $45 million of operating cash flows used in the comparable period of 2019. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories and trade accounts payable depends upon how effectively the Company manages the cash conversion cycle, which effectively represents the number of days that elapse from the day it pays for the purchase of raw materials and components to the collection of cash from its customers and can be significantly impacted by the timing of collections and payments in a period.

•
The aggregate of prepaid expenses and other assets and accrued expenses and other liabilities used $128 million of operating cash flows during the first three months of 2020, compared to $94 million of operating cash flows provided in the comparable period of 2019. The noncash discrete tax items noted above, the timing of cash payments for transaction costs incurred in connection with the Cytiva Acquisition and various employee-related liabilities, partially offset by customer funding and changes in accrued expenses, drove the majority of this change.

The Company expects the COVID-19 pandemic to have an adverse impact on the Company’s operating cash flow, as the measures to contain and mitigate the spread of COVID-19 adversely impact the Company’s sales and earnings, the collections of accounts receivable, including delays in collections and increases in uncollectible receivables, and also adversely impact our supply chain and inventory levels. The ultimate impact from the COVID-19 pandemic on the Company’s operating cash flow is uncertain but may be material.

Investing Activities
Cash flows relating to investing activities consist of cash used for acquisitions and capital expenditures, including instruments leased to customers, cash used for investments and cash proceeds from divestitures of businesses or assets.
Net cash used in investing activities increased approximately $20.4 billion in the three-month period ended April 3, 2020 compared to the comparable period of 2019, primarily as a result of the Company’s acquisition of Cytiva in the first quarter of 2020. For a discussion of the Company’s acquisitions during the first three months of 2020 refer to “—Overview”.
Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development, improving information technology systems and the manufacture of instruments that are used in OTL arrangements that certain of the Company’s businesses enter into with customers. Capital expenditures decreased $8 million on a year-over-year basis in the three-month period ended April 3, 2020 compared to the comparable period in 2019, due to the completion of projects related to new facilities and operating assets across the Company, partially offset by increased spending on OTL additions. For the full year 2020, the Company forecasts capital spending to be approximately $725 million, though actual expenditures will ultimately depend on business conditions. Due to the COVID-19 pandemic, the Company anticipates declines in expenditures for instruments used in OTL arrangements, offset by increased capital expenditures to support production of products related to testing, treatment and vaccines for COVID-19. The Company also expects increases in capital expenditures as a result of the Cytiva Acquisition.

Financing Activities and Indebtedness
Cash flows relating to financing activities typically consist primarily of cash flows associated with the issuance and repayments of commercial paper, issuance and repayment of notes payable and long-term debt, borrowings under committed credit facilities, issuance and repurchases of common stock, issuance of preferred stock and payments of cash dividends to shareholders. Financing activities provided cash of approximately $4.6 billion during the three-month period ended April 3, 2020 compared to approximately $2.9 billion of cash provided in the comparable period of 2019. The year-over-year increase in cash provided by financing activities was due primarily to borrowings under the 5-Year Facility and the issuance of euro-denominated long-term notes.
For a description of the Company’s financing activities in the first quarter of 2020 and April 2020, the Company’s outstanding debt as of April 3, 2020 and the Company’s commercial paper programs and credit facilities, refer to Note 7 to the accompanying Consolidated Condensed Financial Statements. As of April 3, 2020, the Company was in compliance with all of its respective debt covenants.
For a description of the Company’s financing of the Cytiva Acquisition, refer to Note 3 to the accompanying Consolidated Condensed Financial Statements.

Stock Repurchase Program
For information regarding the Company’s stock repurchase program, refer to Part II—Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”.

Dividends
Aggregate cash payments for dividends on Company common stock during the three-month period ended April 3, 2020 were $118 million and aggregate cash payments for dividends on the Company’s MCPS during the three-month period ended April 3, 2020 were $20 million. The increase in dividend payments primarily relates to dividends paid on the MCPS, which were issued March 1, 2019, as well as an increase in the dividend for common shares over the comparable period of 2019 resulting from an increase in the quarterly dividend rate with respect to the dividend paid in the second quarter of 2019.
In the first quarter of 2020, the Company declared a regular quarterly dividend of $0.18 per share of Company common stock that was paid on April 24, 2020 to holders of record as of March 27, 2020, reflecting a 6% increase in the per share amount of the Company’s quarterly common stock dividend compared to the first quarter of 2019. In addition, the Company declared a quarterly cash dividend of $11.875 per MCPS that was paid on April 15, 2020 to holders of record as of March 31, 2020.

Cash and Cash Requirements
As of April 3, 2020, the Company held approximately $4.4 billion of cash and cash equivalents that were held on deposit with financial institutions or invested in highly liquid investment-grade debt instruments with a maturity of 90 days or less. The

Company expects interest income earned on cash in future periods to not be significant, as the interest income earned in prior periods was driven by the funds raised to finance the Cytiva Acquisition. Of the cash and cash equivalents, approximately $1.4 billion was held within the United States and approximately $3.0 billion was held outside of the United States. The Company will continue to have cash requirements to support general corporate purposes, which may include working capital needs, capital expenditures and acquisitions, paying interest and servicing debt, paying taxes and any related interest or penalties, funding its restructuring activities and pension plans as required, paying dividends to shareholders, repurchasing shares of the Company’s common stock and supporting other business needs. For a description of the Company’s financing of the Cytiva Acquisition, refer to Note 3 to the accompanying Consolidated Condensed Financial Statements.
The Company generally intends to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, the Company may also borrow under its commercial paper programs (if available) or the Credit Facilities, enter into new credit facilities and either borrow directly thereunder or use such credit facilities to backstop additional borrowing capacity under its commercial paper programs (if available) and/or access the capital markets (if available). The Company also may from time to time seek to access the capital markets to take advantage of favorable interest rate environments or other market conditions. With respect to the commercial paper scheduled to mature during the remainder of 2020, the Company expects to repay the principal amounts when due using available cash, proceeds from new issuances of commercial paper (if available), drawing on its Credit Facilities and/or proceeds from other debt issuances.
While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company’s foreign cash could be repatriated to the United States. Following enactment of the Tax Cuts and Jobs Act and the associated Transition Tax, in general, repatriation of cash to the United States can be completed with no incremental U.S. tax; however, repatriation of cash could subject the Company to non-U.S. taxes on distributions. The cash that the Company’s non-U.S. subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. The income taxes, if any, applicable to such earnings including basis differences in our foreign subsidiaries are not readily determinable. As of April 3, 2020, management believes that it has sufficient sources of liquidity to satisfy its cash needs, including its cash needs in the United States.
During 2020, the Company’s cash contribution requirements for its U.S. and non-U.S. defined benefit pension plans are forecasted to be approximately $85 million and $50 million, respectively. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors. On March 27, 2020, the CARES Act was signed into law and includes a provision that allows employers to defer payment of contributions to U.S. defined benefit pension plans due in 2020 until January 1, 2021. The Company is still evaluating whether it will defer any 2020 contributions to its U.S. defined benefit pension plans pursuant to this provision.

CRITICAL ACCOUNTING ESTIMATES
There were no material changes to the Company’s critical accounting estimates described in the 2019 Annual Report that have a material impact on the Company’s Consolidated Condensed Financial Statements and the related Notes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Instruments and Risk Management,” in the Company’s 2019 Annual Report. There were no material changes during the quarter ended April 3, 2020 to this information reported in the Company’s 2019 Annual Report.

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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For additional information regarding legal proceedings, refer to the section titled “Legal Proceedings” in the MD&A section of the Company’s 2019 Annual Report.

ITEM 1A. RISK FACTORS
Except to the extent set forth below, there were no material changes during the quarter ended April 3, 2020 to the risk factors reported in the Company's 2019 Annual Report. The COVID-19 pandemic has heightened, and in some cases manifested, certain of the risks we normally face in operating our business, including those disclosed in the Company's 2019 Annual Report and the risk factor disclosure in the Company's 2019 Annual Report is qualified by the risk factor set forth below and the other information relating to COVID-19 that is described in this Quarterly Report on Form 10-Q. Additional information regarding risk factors can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Information Related to Forward-Looking Statements,” in Part I—Item 2 of this Form 10-Q and in Part I—Item 1A of the Company’s 2019 Annual Report on Form 10-K.

The COVID-19 pandemic has adversely impacted, and poses risks to, our business, results of operations and financial condition, the nature and extent of which are highly uncertain and unpredictable.
The continuing global spread of COVID-19 has led to unprecedented restrictions on, and disruptions in, business and personal activities, including as a result of preventive and precautionary measures that we, other businesses, our communities and governments are taking to mitigate the spread. For example, many governments have issued “stay-at-home” orders which restrict business and personal activities, and many employers are requiring employees to work from home.
In addition to existing travel restrictions, jurisdictions may continue to close borders, impose prolonged quarantines and further restrict travel and other activities. It is likely that the pandemic will cause an economic slowdown of potentially extended duration, and it may cause a global recession.
The direct impact of COVID-19 and the preventive and precautionary measures implemented as a result thereof are adversely affecting, and are expected to continue to adversely affect, significant elements of our Company (including our operations, commercial organizations, supply chains and distribution systems) and the impact may be material, though the impact on our different businesses varies. In particular, we have experienced and expect to continue to experience:

•	adverse impacts on customer orders and purchases and unpredictable reductions in demand for many of our products;

•	constraints on the movement of our products through the supply chain;

•	adverse impacts on our collections of accounts receivable, including delays in collections and increases in uncollectible receivables;

•	supply chain capacity constraints and price increases, including with respect to freight services;

•	adverse impacts on our workforce; and

•	unpredictable increases in demand for certain products.
If the pandemic continues and conditions worsen, we expect to experience additional adverse impacts on our business, financial condition and results of operations, which adverse impacts are unpredictable and may be material. Even if COVID-19 conditions begin to improve, it remains uncertain how the pandemic will continue to affect us and continuing adverse impacts may be material. In addition, any restructuring activities in light of the COVID-19 impact may adversely affect our business, financial condition and results of operations.
In an effort to increase the wider availability of needed medical and other supplies and products in connection with the COVID-19 pandemic, we may elect to or governments may require us to allocate manufacturing capacity (for example pursuant to the U.S. Defense Production Act) in a way that adversely affects our financial condition and results of operations, results in differential treatment of customers and/or adversely affects our reputation and customer relationships. In addition, unpredictable increases in demand for certain of our products could exceed our capacity to meet such demand on a timely basis or at all, which could adversely affect our financial condition, results of operations and customer relationships and result in negative publicity. The accelerated development and production of products and services in an effort to address medical and other requirements as a result of the pandemic could also increase the risk of regulatory enforcement actions, product defects or claims thereof.
Although we successfully issued Euro-denominated senior notes in underwritten offerings March and April 2020, COVID-19 has led to disruption and volatility in the global capital markets, which has increased the cost of, and adversely impacted access to, capital (including in the commercial paper markets) and increased economic uncertainty. There are no assurances that the commercial paper markets or the capital markets will be available to us in the future or that the lenders participating in our revolving credit facilities will be able to provide financing in accordance with their contractual obligations.
In addition, towards the end of the first quarter, certain aspects of our business performance were negatively impacted by the COVID-19 pandemic, as further discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and we expect the pandemic to have a greater negative impact in the second quarter of 2020 compared to what was experienced in the first quarter of 2020 as a result of the timing of the spread of COVID-19 and the related shutdown measures. Due to the speed with which the COVID-19 situation is developing, the global breadth of its spread and the range of governmental and community responses thereto, there is uncertainty around its duration and ultimate impact; therefore, the ultimate negative impact on our business, financial condition and results of operations is uncertain but may be material.
The Cytiva Acquisition could negatively impact our business, results of operations and financial condition.
The Cytiva Acquisition is Danaher’s largest acquisition to date based on purchase price, expands Danaher’s business into new fields and involves a number of financial, accounting, managerial, operational, legal, compliance and other risks and challenges, including those listed below. Any of these risks or challenges could adversely affect our business, financial statements and stock price.

•
The Cytiva business could under-perform relative to our expectations and the price that we paid or not perform in accordance with our anticipated timetable, or we could fail to operate such business profitably.

•	The Cytiva Acquisition could cause our financial results to differ from our own or the investment community’s expectations in any given period, or over the long-term.

•	Earnings charges related to the Cytiva Acquisition could adversely impact operating results in any given period, and the impact may be substantially different from period-to-period.

•	The Cytiva Acquisition has created incremental demands on our management, operational resources and financial and internal control systems, and we may be unable to effectively address these demands.

•	The Cytiva Acquisition requires management’s attention and other resources, which could have a negative impact on our ability to manage existing operations or pursue other strategic transactions.

•
We could experience difficulty or greater-than-anticipated costs in integrating the personnel, operations and financial and other controls and systems of Cytiva, and could experience difficulty attracting and retaining key employees and customers.

•	We may be unable to achieve anticipated cost savings or other synergies on the timetable we expect or at all.

•
We may have assumed unknown liabilities, known contingent liabilities that become realized, known liabilities that prove greater than anticipated, internal control deficiencies or exposure to regulatory sanctions resulting from Cytiva’s activities and the realization of any of these liabilities or deficiencies may increase our expenses, adversely affect our financial position or cause us to fail to meet our public financial reporting obligations.

•	The purchase agreement for Cytiva includes provisions relating to purchase price adjustments, which may have unpredictable financial results.

•
As a result of the Cytiva Acquisition, we are recording significant goodwill and other assets on our balance sheet and if we are not able to realize the value of these assets, we may be required to incur impairment charges.

Our outstanding debt has increased significantly as a result of the Cytiva Acquisition, and we may incur additional debt in the future. Our existing and future indebtedness may limit our operations and our use of our cash flow and negatively impact our credit ratings; and any failure to comply with the covenants that apply to our indebtedness could adversely affect our liquidity and financial statements.
As of May 1, 2020, we had approximately $27.5 billion in outstanding indebtedness. Our debt level and related debt service obligations can have negative consequences, including (1) requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our debt, which reduces the funds we have available for other purposes such as acquisitions and other investments; (2) reducing our flexibility in planning for or reacting to changes in our business and market conditions; and (3) exposing us to interest rate risk since a portion of our debt obligations are at variable rates.
Upon closing of the Cytiva Acquisition, our long-term unsecured debt credit rating was downgraded to BBB + by Standard & Poor’s and Baa1 by Moody’s, each two notches below our long-term unsecured debt credit rating prior to the closing of the Cytiva Acquisition, consistent with the rating of the recent bonds issued by Danaher. This reduction in our credit ratings may limit our ability to borrow at interest rates consistent with the interest rates that have been available to us prior to the Cytiva Acquisition. If our credit ratings are further downgraded or put on watch for a further potential downgrade, we may not be able to sell additional debt securities or borrow money in the amounts, at the times or interest rates or upon the more favorable terms and conditions that might be available if our current credit ratings were maintained.
Our credit facilities and long-term debt obligations also impose certain restrictions on us, including certain restrictions on our ability to incur liens on our assets, and a requirement under our credit facilities to maintain a consolidated leverage ratio (the ratio of consolidated indebtedness to consolidated indebtedness plus shareholders’ equity) of 0.65 to 1.0 or less. If we breach any of these restrictions and cannot obtain a waiver from the lenders on favorable terms, subject to applicable cure periods, the outstanding indebtedness (and any other indebtedness with cross-default provisions) could be declared immediately due and payable, which would adversely affect our liquidity and financial statements. If we add new debt in the future, the risks described above would increase.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the three-month period ended April 3, 2020. On July 16, 2013, the Company’s Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Repurchase Program, and the timing and amount of any shares repurchased under the program will be determined by the Company’s management based on its evaluation of market conditions and other factors. The Repurchase Program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plans) and for other corporate purposes. As of April 3, 2020, 20 million shares remained available for repurchase pursuant to the Repurchase Program. The Company expects to fund any future stock repurchases using the Company’s available cash balances or proceeds from the issuance of debt.
During the first quarter of 2020, holders of certain of the Company’s Liquid Yield Option Notes due 2021 (“LYONS”) converted such LYONS into an aggregate of 10 thousand shares of Danaher common stock, par value $0.01 per share. In each case, the shares of common stock were issued solely to existing security holders upon conversion of the LYONs pursuant to the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS

(a)	Exhibits:

2.1
First Amended and Restated Equity and Asset Purchase Agreement, dated as of March 31, 2020, by and between General Electric Company and Danaher Corporation (incorporated by reference from Exhibit 2.1 to Danaher Corporation’s Current Report on Form 8-K filed on April 1, 2020) (Commission File Number: 001-08089)

3.1
Restated Certificate of Incorporation of Danaher Corporation (incorporated by reference from Exhibit 3.1 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2012 (Commission File Number: 001-08089))

3.2
Certificate of Designations of the 4.75% Mandatory Convertible Preferred Stock, Series A, filed with the Secretary of State of the State of Delaware on February 28, 2019 (incorporated by reference from Exhibit 3.1 to Danaher Corporation’s Current Report on Form 8-K filed March 1, 2019 (Commission File Number: 001-08089))

3.3
Amended and Restated By-laws of Danaher Corporation (incorporated by reference from Exhibit 3.2 to Danaher Corporation’s Current Report on Form 8-K filed December 6, 2016 (Commission File Number: 001-08089))

4.1
Third Supplemental Indenture, dated as of March 30, 2020, between Danaher Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference from Exhibit 4.3 to Danaher Corporation’s Current Report on Form 8-K filed on March 30, 2020) (Commission File Number: 001-08089)

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

DANAHER CORPORATION

Date:	May 6, 2020	By:	/s/ Matthew R. McGrew
Matthew R. McGrew
Executive Vice President and Chief Financial Officer

Date:	May 6, 2020	By:	/s/ Robert S. Lutz
Robert S. Lutz
Senior Vice President and Chief Accounting Officer