Form 10-Q
period 2020-07-03
DANAHER CORP /DE/
filed 2020-07-23
CIK 313616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2020
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-08089
DANAHER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware		59-1995548
(State of Incorporation)		(I.R.S. Employer Identification Number)

2200 Pennsylvania Avenue, N.W., Suite 800W		20037-1701
Washington,	DC
(Address of Principal Executive Offices)		(Zip Code)
Registrant’s telephone number, including area code: 202-828-0850

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	DHR	New York Stock Exchange
4.75% Mandatory Convertible Preferred Stock, Series A, without par value	DHR.PRA	New York Stock Exchange
5.00% Mandatory Convertible Preferred Stock, Series B, without par value	DHR.PRB	New York Stock Exchange
Floating Rate Senior Notes due 2022	DHR F 06/30/22	New York Stock Exchange
1.700% Senior Notes due 2022	DHR 1.7 01/04/22	New York Stock Exchange
1.700% Senior Notes due 2024	DHR 1.7 03/30/24	New York Stock Exchange
2.500% Senior Notes due 2025	DHR 2.5 07/08/25	New York Stock Exchange
0.200% Senior Notes due 2026	DHR 0.2 03/18/26	New York Stock Exchange
2.100% Senior Notes due 2026	DHR 2.1 09/30/26	New York Stock Exchange
1.200% Senior Notes due 2027	DHR 1.2 06/30/27	New York Stock Exchange
0.450% Senior Notes due 2028	DHR 0.45 03/18/28	New York Stock Exchange
2.500% Senior Notes due 2030	DHR 2.5 03/30/30	New York Stock Exchange
0.750% Senior Notes due 2031	DHR 0.75 09/18/31	New York Stock Exchange
1.350% Senior Notes due 2039	DHR 1.35 09/18/39	New York Stock Exchange
1.800% Senior Notes due 2049	DHR 1.8 09/18/49	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The number of shares of common stock outstanding at July 17, 2020 was 709,408,837.

DANAHER CORPORATION
INDEX
FORM 10-Q

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ and shares in millions, except per share amount)
(unaudited)

	July 3, 2020	December 31, 2019
ASSETS
Current assets:
Cash and equivalents	$5,539.3	$19,912.3
Trade accounts receivable, less allowance for doubtful accounts of $130.3 and $103.7, respectively	3,378.4	3,191.4
Inventories:
Finished goods	1,406.2	833.5
Work in process	475.4	284.9
Raw materials	711.3	509.9
Total inventories	2,592.9	1,628.3
Prepaid expenses and other current assets	833.2	864.6
Total current assets	12,343.8	25,596.6
Property, plant and equipment, net of accumulated depreciation of $2,880.8 and $2,761.4, respectively	2,972.9	2,302.0
Other long-term assets	2,280.1	1,720.8
Goodwill	33,227.1	22,712.5
Other intangible assets, net	20,444.5	9,749.7
Total assets	$71,268.4	$62,081.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$17.2	$212.4
Trade accounts payable	1,598.6	1,514.4
Accrued expenses and other liabilities	3,984.1	3,205.3
Total current liabilities	5,599.9	4,932.1
Other long-term liabilities	7,025.6	5,350.9
Long-term debt	22,370.0	21,516.7
Stockholders’ equity:
Preferred stock, without par value, 15.0 million shares authorized; 1.65 million shares of 4.75% Mandatory Convertible Preferred Stock, Series A, issued and outstanding as of July 3, 2020 and December 31, 2019; 1.72 million shares of 5.00% Mandatory Convertible Preferred Stock, Series B, issued and outstanding as of July 3, 2020 and no shares issued or outstanding as of December 31, 2019	3,267.7	1,599.6
Common stock - $0.01 par value, 2.0 billion shares authorized; 849.5 million issued and 709.2 million outstanding as of July 3, 2020; 835.5 million issued and 695.5 million outstanding as of December 31, 2019	8.5	8.4
Additional paid-in capital	9,475.1	7,564.6
Retained earnings	25,373.5	24,166.3
Accumulated other comprehensive income (loss)	(1,863.1)	(3,068.3)
Total Danaher stockholders’ equity	36,261.7	30,270.6
Noncontrolling interests	11.2	11.3
Total stockholders’ equity	36,272.9	30,281.9
Total liabilities and stockholders’ equity	$71,268.4	$62,081.6
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three-Month Period Ended			Six-Month Period Ended
	July 3, 2020	June 28, 2019		July 3, 2020		June 28, 2019
Sales	$5,297.4	$4,444.5		$9,640.5		$8,664.7
Cost of sales	(2,444.8)	(1,960.7)		(4,345.1)		(3,826.0)
Gross profit	2,852.6	2,483.8		5,295.4		4,838.7
Operating costs:
Selling, general and administrative expenses	(1,685.4)	(1,390.0)		(3,143.7)		(2,757.7)
Research and development expenses	(322.6)	(282.1)		(609.6)		(549.6)
Operating profit	844.6	811.7		1,542.1		1,531.4
Nonoperating income (expense):
Other (expense) income, net	(0.7)	5.0		(2.2)		10.1
Gain on sale of product lines	454.6	—		454.6		—
Interest expense	(78.6)	(19.7)		(126.0)		(40.2)
Interest income	1.0	26.2		63.5		41.9
Earnings from continuing operations before income taxes	1,220.9	823.2		1,932.0		1,543.2
Income taxes	(293.6)	(146.8)		(409.6)		(534.5)
Net earnings from continuing operations	927.3	676.4		1,522.4		1,008.7
Earnings from discontinued operations, net of income taxes	—	54.9		—		56.4
Net earnings	927.3	731.3		1,522.4		1,065.1
Mandatory convertible preferred stock dividends	(34.6)	(22.7)		(54.2)		(29.2)
Net earnings attributable to common stockholders	$892.7	$708.6		$1,468.2		$1,035.9
Net earnings per common share from continuing operations:
Basic	$1.27	$0.91		$2.09	(b)	$1.37
Diluted	$1.24	$0.90		$2.06	(b)	$1.36
Net earnings per common share from discontinued operations:
Basic	$—	$0.08		$—		$0.08
Diluted	$—	$0.08		$—		$0.08
Net earnings per common share:
Basic	$1.27	$0.99		$2.09	(b)	$1.45
Diluted	$1.24	$0.97	(a)	$2.06	(b)	$1.43	(a)
Average common stock and common equivalent shares outstanding:
Basic	705.1	717.6		701.1		712.6
Diluted	718.2	727.9		713.1		723.2

(a) Net earnings per common share does not add due to rounding.
(b) Net earnings per common share amounts for the relevant three-month periods do not add to the six-month period amounts due to rounding.

See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three-Month Period Ended		Six-Month Period Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Net earnings	$927.3	$731.3	$1,522.4	$1,065.1
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	1,076.7	(46.5)	922.8	(57.3)
Pension and postretirement plan benefit adjustments	7.9	4.6	16.1	10.0
Unrealized gain on available-for-sale securities adjustments	0.4	0.5	1.0	0.9
Cash flow hedge adjustments	(156.8)	(6.8)	265.3	(6.8)
Total other comprehensive income (loss), net of income taxes	928.2	(48.2)	1,205.2	(53.2)
Comprehensive income	$1,855.5	$683.1	$2,727.6	$1,011.9
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ in millions)
(unaudited)

	Three-Month Period Ended		Six-Month Period Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Preferred stock:
Balance, beginning of period	$1,599.6	$1,599.6	$1,599.6	$—
Issuance of Mandatory Convertible Preferred Stock	1,668.1	—	1,668.1	1,599.6
Balance, end of period	$3,267.7	$1,599.6	$3,267.7	$1,599.6
Common stock:
Balance, beginning of period	$8.4	$8.3	$8.4	$8.2
Issuance of common stock	0.1	—	0.1	0.1
Balance, end of period	$8.5	$8.3	$8.5	$8.3
Additional paid-in capital:
Balance, beginning of period	$7,629.8	$7,376.3	$7,564.6	$5,834.3
Common stock-based award activity	106.8	93.5	171.3	175.6
Common stock issued in connection with LYONs’ conversions, including tax benefit of $3.0, $3.5, $3.0 and $8.2, respectively	10.1	12.8	10.8	29.6
Issuance of common stock	1,728.4	—	1,728.4	1,443.1
Balance, end of period	$9,475.1	$7,482.6	$9,475.1	$7,482.6
Retained earnings:
Balance, beginning of period	$24,608.6	$25,368.5	$24,166.3	$25,163.0
Adoption of accounting standards	—	—	(7.6)	—
Net earnings	927.3	731.3	1,522.4	1,065.1
Dividends declared for common stock	(127.8)	(122.1)	(253.4)	(243.9)
Mandatory Convertible Preferred Stock cumulative dividends	(34.6)	(22.7)	(54.2)	(29.2)
Balance, end of period	$25,373.5	$25,955.0	$25,373.5	$25,955.0
Accumulated other comprehensive income (loss):
Balance, beginning of period	$(2,791.3)	$(2,796.1)	$(3,068.3)	$(2,791.1)
Other comprehensive income (loss)	928.2	(48.2)	1,205.2	(53.2)
Balance, end of period	$(1,863.1)	$(2,844.3)	$(1,863.1)	$(2,844.3)
Noncontrolling interests:
Balance, beginning of period	$11.3	$12.1	$11.3	$12.3
Change in noncontrolling interests	(0.1)	(0.1)	(0.1)	(0.3)
Balance, end of period	$11.2	$12.0	$11.2	$12.0
Total stockholders’ equity, end of period	$36,272.9	$32,213.2	$36,272.9	$32,213.2
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Six-Month Period Ended
	July 3, 2020	June 28, 2019
Cash flows from operating activities:
Net earnings	$1,522.4	$1,065.1
Less: earnings from discontinued operations, net of income taxes	—	56.4
Net earnings from continuing operations	1,522.4	1,008.7
Noncash items:
Depreciation	304.4	280.7
Amortization	470.5	313.7
Stock-based compensation expense	91.8	76.5
Pretax gain on sale of product lines	(454.6)	—
Change in trade accounts receivable, net	274.3	20.4
Change in inventories	(70.4)	(169.8)
Change in trade accounts payable	(160.3)	(22.6)
Change in prepaid expenses and other assets	62.2	223.8
Change in accrued expenses and other liabilities	230.7	37.7
Total operating cash provided by continuing operations	2,271.0	1,769.1
Total operating cash (used in) provided by discontinued operations	(7.0)	105.7
Net operating cash provided by operating activities	2,264.0	1,874.8
Cash flows from investing activities:
Cash paid for acquisitions	(20,735.6)	(326.6)
Payments for additions to property, plant and equipment	(287.9)	(294.4)
Proceeds from sales of property, plant and equipment	0.8	11.7
Payments for purchases of investments	(127.8)	(92.3)
Proceeds from sale of product lines	809.8	—
All other investing activities	11.4	16.1
Total investing cash used in continuing operations	(20,329.3)	(685.5)
Total investing cash used in discontinued operations	—	(41.9)
Net operating cash used in investing activities	(20,329.3)	(727.4)
Cash flows from financing activities:
Proceeds from the issuance of common stock in connection with stock-based compensation	69.1	83.0
Proceeds from the sale of common stock, net of issuance costs	1,728.5	1,443.2
Proceeds from the sale of preferred stock, net of issuance costs	1,668.1	1,599.6
Payment of dividends	(283.1)	(233.9)
Net (repayments of) proceeds from borrowings (maturities of 90 days or less)	(3,377.1)	599.6
Net proceeds from borrowings (maturities longer than 90 days)	7,691.3	—
Net repayments of borrowings (maturities longer than 90 days)	(3,750.0)	(3.9)
All other financing activities	(1.3)	(4.8)
Net operating cash provided by financing activities	3,745.5	3,482.8
Effect of exchange rate changes on cash and equivalents	(53.2)	15.6
Net change in cash and equivalents	(14,373.0)	4,645.8
Beginning balance of cash and equivalents	19,912.3	787.8
Ending balance of cash and equivalents	$5,539.3	$5,433.6
Supplemental disclosures:
Cash interest payments	$117.7	$49.2
Cash income tax payments	333.1	196.1
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
In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of July 3, 2020 and December 31, 2019, its results of operations for the three and six-month periods ended July 3, 2020 and June 28, 2019 and its cash flows for each of the six-month periods then ended.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. The ASU is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which provided additional implementation guidance on the previously issued ASU. On January 1, 2020, the Company adopted the ASU using the modified retrospective transition method. The Company recorded a net decrease to beginning retained earnings of $8 million as of January 1, 2020 due to the cumulative impact of adopting Topic 326. The impact to retained earnings was primarily the result of an increase in the Company’s allowance for doubtful accounts as a result of Topic 326’s requirement to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. As a result of the adoption of the ASU, the Company’s allowance for doubtful accounts as of July 3, 2020 reflects the Company’s best estimate of the expected future losses for its accounts receivables based on the current economic conditions; however, as a result of the uncertainty caused by the coronavirus (COVID-19) pandemic and other factors, these estimates may change and future actual losses may differ from the Company’s estimates. The Company will continue to monitor economic conditions and will revise the estimates of the expected future losses for accounts receivable as necessary.
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
Operating Leases—As of July 3, 2020 and December 31, 2019, operating lease right-of-use assets where the Company was the lessee were $870 million and $764 million, respectively, and are included within other long-term assets in the accompanying Consolidated Condensed Balance Sheets.  The associated operating lease liabilities were $894 million and $797 million as of

July 3, 2020 and December 31, 2019, respectively, and are included in accrued expenses and other liabilities and other long-term liabilities.
Accumulated Other Comprehensive Income (Loss)—Accumulated other comprehensive income (loss) refers to certain gains and losses that under U.S. GAAP are included in comprehensive income (loss) but are excluded from net earnings as these amounts are initially recorded as an adjustment to stockholders’ equity. The changes in accumulated other comprehensive income (loss) by component are summarized below ($ in millions). Foreign currency translation adjustments generally relate to indefinite investments in non-U.S. subsidiaries, as well as the impact from the Company’s hedges of its net investment in foreign operations, including the Company’s cross-currency swap derivatives, net of any income tax impacts.

	Foreign Currency Translation Adjustments	Pension & Postretirement Plan Benefit Adjustments		Unrealized Gain (Loss) on Available-For-Sale Securities Adjustments	Cash Flow Hedge Adjustments		Total
For the Three-Month Period Ended July 3, 2020:
Balance, April 3, 2020	$(2,327.2)	$(773.3)		$(0.1)	$309.3		$(2,791.3)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	1,070.6	—		0.5	(354.3)		716.8
Income tax impact	6.1	—		(0.1)	74.4		80.4
Other comprehensive income (loss) before reclassifications, net of income taxes	1,076.7	—		0.4	(279.9)		797.2
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	10.4	(a)	—	155.8	(b)	166.2
Income tax impact	—	(2.5)		—	(32.7)		(35.2)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	7.9		—	123.1		131.0
Net current period other comprehensive income (loss), net of income taxes	1,076.7	7.9		0.4	(156.8)		928.2
Balance, July 3, 2020	$(1,250.5)	$(765.4)		$0.3	$152.5		$(1,863.1)

For the Three-Month Period Ended June 28, 2019:
Balance, March 29, 2019	$(2,108.9)	$(685.7)		$(1.5)	$—		$(2,796.1)
Other comprehensive income (loss) before reclassifications:
(Decrease) increase	(51.9)	—		0.7	(8.9)		(60.1)
Income tax impact	5.4	—		(0.2)	2.1		7.3
Other comprehensive income (loss) before reclassifications, net of income taxes	(46.5)	—		0.5	(6.8)		(52.8)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	6.1	(a)	—	—		6.1
Income tax impact	—	(1.5)		—	—		(1.5)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	4.6		—	—		4.6
Net current period other comprehensive income (loss), net of income taxes	(46.5)	4.6		0.5	(6.8)		(48.2)
Balance, June 28, 2019	$(2,155.4)	$(681.1)		$(1.0)	$(6.8)		$(2,844.3)
(a) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost. Refer to Notes 9 and 11 for additional details.
(b) Reflects reclassification to earnings related to hedges of certain long-term debt (refer to Note 8 for additional details).

	Foreign Currency Translation Adjustments	Pension & Postretirement Plan Benefit Adjustments		Unrealized Gain (Loss) on Available-For-Sale Securities Adjustments	Cash Flow Hedge Adjustments		Total
For the Six-Month Period Ended July 3, 2020:
Balance, December 31, 2019	$(2,173.3)	$(781.5)		$(0.7)	$(112.8)		$(3,068.3)
Other comprehensive income (loss) before reclassifications:
Increase	939.1	—		1.2	296.5		1,236.8
Income tax impact	(16.3)	—		(0.2)	(44.5)		(61.0)
Other comprehensive income (loss) before reclassifications, net of income taxes	922.8	—		1.0	252.0		1,175.8
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	21.2	(a)	—	17.0	(b)	38.2
Income tax impact	—	(5.1)		—	(3.7)		(8.8)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	16.1		—	13.3		29.4
Net current period other comprehensive income (loss), net of income taxes	922.8	16.1		1.0	265.3		1,205.2
Balance, July 3, 2020	$(1,250.5)	$(765.4)		$0.3	$152.5		$(1,863.1)

For the Six-Month Period Ended June 28, 2019:
Balance, December 31, 2018	$(2,098.1)	$(691.1)		$(1.9)	$—		$(2,791.1)
Other comprehensive income (loss) before reclassifications:
(Decrease) increase	(59.2)	—		1.2	(8.9)		(66.9)
Income tax impact	1.9	—		(0.3)	2.1		3.7
Other comprehensive income (loss) before reclassifications, net of income taxes	(57.3)	—		0.9	(6.8)		(63.2)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—	13.2	(a)	—	—		13.2
Income tax impact	—	(3.2)		—	—		(3.2)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	10.0		—	—		10.0
Net current period other comprehensive income (loss), net of income taxes	(57.3)	10.0		0.9	(6.8)		(53.2)
Balance, June 28, 2019	$(2,155.4)	$(681.1)		$(1.0)	$(6.8)		$(2,844.3)
(a) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost. Refer to Note 9 and 11 for additional details.
(b) Reflects reclassification to earnings related to hedges of certain long-term debt (refer to Note 8 for additional details).

NOTE 2. REVENUE
The following tables present the Company’s revenues disaggregated by geographical region and revenue type for the three and six-month periods ended July 3, 2020 and June 28, 2019 ($ in millions). Sales taxes and other usage-based taxes collected from customers are excluded from revenue.

	Life Sciences	Diagnostics	Environmental & Applied Solutions	Total
For the Three-Month Period Ended July 3, 2020:
Geographical region:
North America	$999.8	$691.0	$452.2	$2,143.0
Western Europe	711.6	315.3	219.3	1,246.2
Other developed markets	178.2	95.6	28.9	302.7
High-growth markets (a)	752.8	558.3	294.4	1,605.5
Total	$2,642.4	$1,660.2	$994.8	$5,297.4

Revenue type:
Recurring	$1,900.1	$1,335.5	$579.8	$3,815.4
Nonrecurring	742.3	324.7	415.0	1,482.0
Total	$2,642.4	$1,660.2	$994.8	$5,297.4

For the Three-Month Period Ended June 28, 2019:
Geographical region:
North America	$653.6	$601.0	$488.3	$1,742.9
Western Europe	459.3	281.7	261.6	1,002.6
Other developed markets	137.6	95.2	31.3	264.1
High-growth markets (a)	462.1	640.4	332.4	1,434.9
Total	$1,712.6	$1,618.3	$1,113.6	$4,444.5

Revenue type:
Recurring	$1,111.9	$1,380.6	$592.8	$3,085.3
Nonrecurring	600.7	237.7	520.8	1,359.2
Total	$1,712.6	$1,618.3	$1,113.6	$4,444.5

	Life Sciences	Diagnostics	Environmental & Applied Solutions	Total
For the Six-Month Period Ended July 3, 2020:
Geographical region:
North America	$1,620.5	$1,445.7	$949.1	$4,015.3
Western Europe	1,183.2	625.1	475.3	2,283.6
Other developed markets	331.0	194.3	59.2	584.5
High-growth markets (a)	1,158.1	1,022.1	576.9	2,757.1
Total	$4,292.8	$3,287.2	$2,060.5	$9,640.5

Revenue type:
Recurring	$3,059.5	$2,763.4	$1,199.4	$7,022.3
Nonrecurring	1,233.3	523.8	861.1	2,618.2
Total	$4,292.8	$3,287.2	$2,060.5	$9,640.5

For the Six-Month Period Ended June 28, 2019:
Geographical region:
North America	$1,240.9	$1,233.4	$937.5	$3,411.8
Western Europe	919.6	570.6	521.3	2,011.5
Other developed markets	286.9	187.2	60.2	534.3
High-growth markets (a)	892.1	1,163.9	651.1	2,707.1
Total	$3,339.5	$3,155.1	$2,170.1	$8,664.7

Revenue type:
Recurring	$2,180.1	$2,704.7	$1,175.0	$6,059.8
Nonrecurring	1,159.4	450.4	995.1	2,604.9
Total	$3,339.5	$3,155.1	$2,170.1	$8,664.7
(a) The Company defines high-growth markets as developing markets of the world experiencing extended periods of accelerated growth in gross domestic product and infrastructure which include Eastern Europe, the Middle East, Africa, Latin America and Asia (with the exception of Japan, Australia and New Zealand). The Company defines developed markets as all markets that are not high-growth markets.
The Company sells equipment to customers as well as consumables, software licenses and services, some of which customers purchase on a recurring basis. Consumables sold for use with the equipment sold by the Company are typically critical to the use of the equipment and are typically used on a one-time or limited basis, requiring frequent replacement in the customer’s operating cycle. Examples of these consumables include reagents used in diagnostic tests, filters used in filtration, separation and purification processes and cartridges for marking and coding equipment. Additionally, some of the Company’s consumables are used on a standalone basis, such as water treatment solutions. The Company separates its goods and services between those sold on a recurring basis and those sold on a nonrecurring basis. Recurring revenue includes revenue from consumables, services, software licenses recognized over time, software-as-a-service licenses, sales-and-usage based royalties and operating-type leases (“OTLs”). Nonrecurring revenue includes sales from equipment, software licenses recognized at a point in time and sales-type leases (“STLs”). OTLs and STLs are included in the above revenue amounts. For the three-month periods ended July 3, 2020 and June 28, 2019, lease revenue was $110 million and $106 million, respectively. For the six-month periods ended July 3, 2020 and June 28, 2019, lease revenue was $220 million and $212 million, respectively.
Remaining performance obligations related to Topic 606, Revenue from Contracts with Customers, represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period. As of July 3, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $2.6 billion. The Company expects to recognize revenue on approximately 51% of the remaining performance obligations over the next 12 months, 22% over the subsequent 12 months, and the remainder recognized thereafter.
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (“contract assets”) and deferred revenue, customer deposits and billings in excess of revenue recognized (“contract liabilities”)

on the Consolidated Condensed Balance Sheets. Most of the Company’s long-term contracts are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in billing occurring subsequent to revenue recognition resulting in contract assets. Contract assets are generally classified as other current assets in the Consolidated Condensed Balance Sheets. The balance of contract assets as of July 3, 2020 and December 31, 2019 was $87 million and $77 million, respectively. The increase in the contract asset balance during the six-month period ended July 3, 2020 was primarily due to the Cytiva Acquisition (defined below).
The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the Consolidated Condensed Balance Sheets based on the timing of when the Company expects to recognize revenue. As of July 3, 2020 and December 31, 2019, contract liabilities were approximately $1.2 billion and $806 million, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets. The increase in the contract liability balance during the six-month period ended July 3, 2020 was primarily a result of the Cytiva Acquisition and cash payments received in advance of satisfying performance obligations, partially offset by revenue recognized during the year that was included in the opening contract liability balance. Revenue recognized during the six-month periods ended July 3, 2020 and June 28, 2019 that was included in the contract liability balance on December 31, 2019 and December 31, 2018 was $419 million and $403 million, respectively. Contract assets and liabilities are reported on the accompanying Consolidated Condensed Balance Sheets on a contract-by-contract basis.

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
On March 31, 2020, the Company acquired the Biopharma business of General Electric Company’s (“GE”) Life Sciences division, now known as Cytiva, for a cash purchase price of approximately $20.7 billion (net of approximately $0.1 billion of acquired cash), subject to certain adjustments, and the assumption of approximately $0.4 billion of pension liabilities (the “Cytiva Acquisition”). Cytiva is a leading provider of instruments, consumables and software that support the research, discovery, process development and manufacturing workflows of biopharmaceutical drugs. Cytiva had revenues of approximately $3.3 billion in 2019 and is included in the Company’s Life Sciences segment results beginning in the second quarter of 2020. The acquisition is expected to provide additional sales and earnings growth opportunities for the Company’s Life Sciences segment by expanding the business’ geographic and product line diversity, including new product and service offerings that complement the Company’s current biologics workflow solutions. As a condition to obtaining certain regulatory approvals for the closing of the transaction, the Company was required to divest certain of its existing product lines in the Life Sciences segment that in the aggregate generated revenues of approximately $170 million in 2019. On April 30, 2020, the Company completed the sale of the majority of these product lines for a cash purchase price, net of cash transferred and transaction costs, of $810 million and recognized a pretax gain on sale of $455 million ($305 million after-tax or $0.42 per diluted common share) in the second quarter of 2020. The divestiture of these product lines did not represent a strategic shift with a major effect on the Company’s operations and financial results and therefore will not be reported as a discontinued operation.
The Company financed the Cytiva Acquisition with approximately $3.0 billion of proceeds from the March 1, 2019 underwritten public offerings of its Common Stock and Series A Mandatory Convertible Preferred Stock (“MCPS Series A”), approximately $10.8 billion of proceeds from the issuance of euro-denominated and U.S. dollar-denominated long-term debt in the second half of 2019, and approximately $6.9 billion from the aggregate of proceeds from commercial paper borrowings, borrowings under the Company’s Five-Year Facility (as defined below) and cash on hand. The Company preliminarily recorded approximately $10.2 billion of goodwill related to the Cytiva Acquisition.
The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the Cytiva Acquisition ($ in millions):

Trade accounts receivable	$483.0
Inventories	939.2
Property, plant and equipment	695.7
Goodwill	10,179.5
Other intangible assets, primarily technology and customer relationships	10,645.5
Trade accounts payable	(249.9)
Pension liabilities	(422.8)
Deferred tax liabilities	(1,200.6)
Other assets and liabilities, net	(334.0)
Net cash consideration	$20,735.6

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

	Three-Month Period Ended		Six-Month Period Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Sales	$5,323.7	$5,214.3	$10,442.9	$10,132.0
Net earnings from continuing operations	796.6	644.5	1,512.7	866.4
Diluted net earnings per common share from continuing operations (a)	1.06	0.85	2.05	1.14

(a) Diluted net earnings per common share from continuing operations is calculated by adding the interest on the Company’s LYONs to net earnings from continuing operations and deducting the MCPS dividends from net earnings from continuing operations.

The 2019 unaudited pro forma sales and net earnings set forth above were adjusted to include the pretax impact of $167 million and $391 million for the three and six-month periods ended June 28, 2019, respectively, of non-recurring acquisition date fair value adjustments to inventory and deferred revenue related to the Cytiva Acquisition. The 2020 unaudited pro forma sales and net earnings were adjusted to exclude the impact of these items.

In addition, acquisition-related transaction costs of $18 million for the three-month period ended June 28, 2019 and $59 million and $33 million for the six-month periods ended July 3, 2020 and June 28, 2019, respectively, associated with the Cytiva Acquisition were excluded from pro forma net earnings. The pretax gain of $455 million ($305 million after-tax or $0.42 per diluted common share) for the three-month and six-month periods ended July 3, 2020 related to the divestiture of certain product lines that was required as a condition to obtaining certain regulatory approvals for the closing of the Cytiva Acquisition was excluded from the 2020 pro forma net earnings.

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
In connection with the Separation, Danaher and Envista entered into various agreements to effect the disposition and provide a framework for their relationship after the Separation, including a separation agreement, transition services agreement, employee matters agreement, tax matters agreement, intellectual property matters agreement and Danaher Business System license agreement. These agreements provide for the allocation between Danaher and Envista of assets, employees, liabilities and obligations (including investments, property and employee benefits and tax related assets and liabilities) attributable to periods prior to, at and after Envista’s separation from Danaher and govern certain relationships between Danaher and Envista after the Separation. In addition, Danaher is also party to various commercial agreements with Envista entities. The amounts paid and received by Danaher for transition services provided under the above agreements as well as sales and purchases to and from Envista were not material to the Company’s results of operations for the three and six-month periods ended July 3, 2020.
The key components of income from discontinued operations for the three and six-month periods ended June 28, 2019 were as follows ($ in millions):

	Three-Month Period Ended	Six-Month Period Ended
Sales	$712.1	$1,371.8
Cost of sales	(318.5)	(615.1)
Selling, general and administrative expenses	(281.8)	(597.5)
Research and development expenses	(39.7)	(83.0)
Other income	1.3	1.4
Interest expense	(0.9)	(3.7)
Earnings from discontinued operations before income taxes	72.5	73.9
Income taxes	(17.6)	(17.5)
Earnings from discontinued operations, net of income taxes	$54.9	$56.4

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS
The following is a rollforward of the Company’s goodwill ($ in millions):

Balance, December 31, 2019	$22,712.5
Attributable to 2020 acquisitions	10,179.5
Attributable to 2020 divestitures	(180.5)
Adjustments due to finalization of purchase price allocations	(2.3)
Foreign currency translation and other	517.9
Balance, July 3, 2020	$33,227.1

The carrying value of goodwill by segment is summarized as follows ($ in millions):

	July 3, 2020	December 31, 2019
Life Sciences	$24,033.5	$13,471.8
Diagnostics	6,869.7	6,901.2
Environmental & Applied Solutions	2,323.9	2,339.5
Total	$33,227.1	$22,712.5

The increase in the goodwill balance of the Life Sciences segment in the six-month period ended July 3, 2020 is a result of the Cytiva Acquisition. Measurement period adjustments since acquisition reduced the goodwill recognized for the Cytiva Acquisition by approximately $1.3 billion, as the initial allocation of the purchase price was adjusted to allocate additional purchase price to technology, customer relationships, and trade names partially offset by related deferred tax liabilities. Refer to Note 3 for more detail. The Company has not identified any “triggering” events which indicate an impairment of goodwill in 2020.
Finite-lived intangible assets are amortized over their legal or estimated useful life. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets ($ in millions):

	July 3, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangibles:
Patents and technology	$11,373.8	$(1,136.8)	$2,712.7	$(934.1)
Customer relationships, trade names and other intangibles	8,749.1	(2,811.1)	6,367.4	(2,612.3)
Total finite-lived intangibles	20,122.9	(3,947.9)	9,080.1	(3,546.4)
Indefinite-lived intangibles:
Trademarks and trade names	4,269.5	—	4,216.0	—
Total intangibles	$24,392.4	$(3,947.9)	$13,296.1	$(3,546.4)

During the six-month period ended July 3, 2020, the Company acquired finite-lived intangible assets, consisting primarily of developed technology, customer relationships and trade names, with a weighted average life of 17 years as a result of the Cytiva Acquisition. Refer to Note 3 for additional information on the intangible assets acquired.
The Company identified impairment triggers during the first quarter of 2020 which resulted in the impairment of certain long-lived assets, including a trade name. The Company recorded impairment charges totaling $8 million in the six-month period ended July 3, 2020 related to these long-lived assets.

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

A summary of financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Balance, July 3, 2020	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale debt securities	$31.3	$—	$31.3	$—
Investment in equity securities	198.5	16.6	—	—
Cross-currency swap derivative contracts	278.2	—	278.2	—
Liabilities:
Deferred compensation plans	89.3	—	89.3	—

	December 31, 2019	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale debt securities	$33.7	$—	$33.7	$—
Investment in equity securities	110.8	—	—	—
Cross-currency swap derivative contracts	25.7	—	25.7	—
Liabilities:
Cross-currency swap derivative contracts	111.7	—	111.7	—
Deferred compensation plans	70.4	—	70.4	—

Available-for-sale debt securities, which are included in other long-term assets in the accompanying Consolidated Condensed Balance Sheets, are measured at fair value using quoted prices reported by investment brokers and dealers based on the underlying terms of the security and comparison to similar securities traded on an active market. As of July 3, 2020, available-for-sale debt securities primarily include U.S. Treasury Notes and corporate debt securities, which are valued based on instruments with similar terms traded on an active market.
The Company’s investments in equity securities consist of investments in publicly traded equity securities and investments in non-marketable equity securities. The publicly traded securities are classified as Level 1 in the fair value hierarchy as they are measured based on quotes in active markets. For the non-marketable equity securities, the Company estimates the fair value of the investments in equity securities based on the measurement alternative and adjusts for impairments and observable price changes with a same or similar security from the same issuer within net earnings (the “Fair Value Alternative”). The Company’s investments in these equity securities are not classified in the fair value hierarchy due to the use of these measurement methods. Additionally, the Company is a limited partner in a partnership that invests in early-stage companies. While the partnership records these investments at fair value, the Company’s investment in the partnership is accounted for under the equity method of accounting and is not subject to fair value measurement disclosures. During the three and six-month periods ended July 3, 2020, the Company recorded a $6 million unrealized loss ($0.01 per diluted common share) and $13 million unrealized loss ($0.02 per diluted common share), respectively, related to a reduction in the fair value of these investments which is reflected in other (expense) income, net in the Company’s Consolidated Condensed Statements of Earnings. No significant realized gains or losses were recorded in the three and six-month periods ended June 28, 2019 with respect to these investments.
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
The Company has established nonqualified contribution and deferred compensation programs that permit the Company to make tax-deferred contributions to officers and certain other employees, and also permit directors, officers and certain other employees to voluntarily defer taxation on a portion of their compensation. All amounts contributed or deferred under such plans are unfunded, unsecured obligations of the Company and are presented as a component of the Company’s compensation and benefits accrual included in other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets. Non-director participants may choose among alternative earning rates for the amounts they defer, which are primarily based on investment options within the Company’s 401(k) program. Changes in the deferred compensation liability under these programs are recognized based on changes in the fair value of the participants’ accounts, which are based on the applicable earnings rates. Amounts deferred by directors and amounts unilaterally contributed to participant accounts by the Company are deemed invested in the Company’s common stock and future distributions of such contributions (as well as future distributions of any voluntary deferrals allocated at any time to the Danaher common stock investment option) will be made solely in shares of Company common stock, and therefore are not reflected in the above amounts.
Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments were as follows ($ in millions):

	July 3, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Available-for-sale debt securities	$31.3	$31.3	$33.7	$33.7
Investment in equity securities	198.5	198.5	110.8	110.8
Cross-currency swap derivative contracts	278.2	278.2	25.7	25.7
Liabilities:
Cross-currency swap derivative contracts	—	—	111.7	111.7
Notes payable and current portion of long-term debt	17.2	17.2	212.4	212.4
Long-term debt	22,370.0	23,189.5	21,516.7	21,896.9

As of July 3, 2020 and December 31, 2019, available-for-sale debt securities and cross-currency swap derivative contracts were categorized as Level 2 and short and long-term borrowings were categorized as Level 1.
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

NOTE 7. FINANCING
As of July 3, 2020, the Company was in compliance with all of its debt covenants. The components of the Company’s debt were as follows ($ in millions):

	July 3, 2020	December 31, 2019
Euro-denominated commercial paper (€1.5 billion and €4.6 billion, respectively)	$1,680.4	$5,146.2
U.S. dollar-denominated commercial paper	67.1	—
Zero-coupon LYONs due 2021	26.2	33.6
0.352% senior unsecured notes due 2021 (¥30.0 billion aggregate principal amount) (the “2021 Yen Notes”)	278.9	275.8
1.7% senior unsecured notes due 2022 (€800.0 million aggregate principal amount) (the “2022 Euronotes”)	897.7	894.8
Floating rate senior unsecured notes due 2022 (€250.0 million aggregate principal amount) (the “Floating Rate 2022 Euronotes”)	280.7	279.8
2.05% senior notes due 2022 (the “2022 Biopharma Notes”)	697.5	696.9
0.5% senior unsecured bonds due 2023 (CHF 540.0 million aggregate principal amount) (the “2023 CHF Bonds”)	572.2	558.9
1.7% senior notes due 2024 (€900.0 million aggregate principal amount) (the “2024 Euronotes”)	1,006.6	—
5-year revolving credit facility	1,247.8	—
2.2% senior unsecured notes due 2024 (the “2024 Biopharma Notes”)	696.4	696.2
2.5% senior unsecured notes due 2025 (€800.0 million aggregate principal amount) (the “2025 Euronotes”)	896.3	893.7
3.35% senior unsecured notes due 2025 (the “2025 U.S. Notes”)	497.5	497.3
0.2% senior unsecured notes due 2026 (€1.3 billion aggregate principal amount) (the “2026 Biopharma Euronotes”)	1,396.5	1,392.3
2.1% senior notes due 2026 (€800.0 million aggregate principal amount) (the “2026 Euronotes”)	895.1	—
0.3% senior unsecured notes due 2027 (¥30.8 billion aggregate principal amount) (the “2027 Yen Notes”)	285.6	282.5
1.2% senior unsecured notes due 2027 (€600.0 million aggregate principal amount) (the “2027 Euronotes”)	670.1	668.0
0.45% senior unsecured notes due 2028 (€1.3 billion aggregate principal amount) (the “2028 Biopharma Euronotes”)	1,394.6	1,390.1
1.125% senior unsecured bonds due 2028 (CHF 210.0 million aggregate principal amount) (the “2028 CHF Bonds”)	226.1	221.0
2.6% senior unsecured notes due 2029 (the “2029 Biopharma Notes”)	794.5	794.8
2.5% senior notes due 2030 (€800.0 million aggregate principal amount) (the “2030 Euronotes”)	898.7	—
0.75% senior unsecured notes due 2031 (€1.8 billion aggregate principal amount) (the “2031 Biopharma Euronotes”)	1,954.6	1,948.7
0.65% senior unsecured notes due 2032 (¥53.2 billion aggregate principal amount) (the “2032 Yen Notes”)	493.2	487.8
1.35% senior unsecured notes due 2039 (€1.3 billion aggregate principal amount) (the “2039 Biopharma Euronotes”)	1,387.8	1,383.6
3.25% senior unsecured notes due 2029 (the “2039 Biopharma Notes”)	889.0	890.3
4.375% senior unsecured notes due 2045 (the “2045 U.S. Notes”)	499.4	499.4
1.8% senior unsecured notes due 2049 (€750.0 million aggregate principal amount) (the “2049 Biopharma Euronotes”)	833.3	830.9
3.4% senior unsecured notes due 2049 (the “2049 Biopharma Notes”)	888.5	890.2
Other	34.9	76.3
Total debt	22,387.2	21,729.1
Less: currently payable	17.2	212.4
Long-term debt	$22,370.0	$21,516.7

For additional details regarding the Company’s debt financing, refer to Note 11 of the Company’s financial statements as of and for the year ended December 31, 2019 included in the Company’s 2019 Annual Report.

The Company has historically satisfied any short-term liquidity needs that are not met through operating cash flow and available cash primarily through issuances of commercial paper under its U.S. dollar and euro-denominated commercial paper programs. Until June 5, 2020, the Company’s $5.0 billion unsecured, multi-year revolving credit facility with a syndicate of banks that expires on August 24, 2024 (the “Five-Year Facility”) and the Company’s $5.0 billion 364-day unsecured revolving credit facility with a syndicate of banks scheduled to expire on August 26, 2020 (the “Superseded 364-Day Facility”) were available for direct borrowings and provided support for the commercial paper programs. On June 5, 2020, the Company replaced the Superseded 364-Day Facility with a new $2.5 billion 364-day unsecured revolving credit facility (the “364-Day Facility”) that expires on June 4, 2021 (the “Scheduled Termination Date”), as further described below. Effective as of June 5, 2020, credit support for the Company’s commercial paper program is provided by the Five-Year Facility and the 364-Day Facility.
Given the adverse impact of COVID-19 on the availability of new borrowings in the commercial paper markets, during the first six months of 2020, the Company also borrowed under the Five-Year Facility and the Superseded 364-Day Facility. Specifically, on March 24, 2020, the Company borrowed $2.5 billion under the Five-Year Facility to fund a portion of the Cytiva Acquisition and for general corporate purposes, at an annual interest rate of 1.7% through March 31, 2020 and 1.9% beginning April 1, 2020. On April 7, 2020, the Company borrowed $2.5 billion under the Superseded 364-Day Facility for general corporate purposes at an annual interest rate of 2.3%. On May 15, 2020, the Company repaid the borrowings under the Superseded 364-Day Facility and $1.25 billion of outstanding borrowings under the Five-Year Facility. As of July 3, 2020, the Company was in compliance with all covenants under the Credit Facilities. The Company expects to limit borrowings under the Five-Year Facility and 364-Day Facility to amounts that would leave sufficient borrowing capacity under the facilities so that it could borrow, if needed, to repay all of the outstanding commercial paper as it matures. The Company has classified approximately $1.7 billion of its borrowings outstanding under the commercial paper programs as of July 3, 2020 as long-term debt in the accompanying Consolidated Condensed Balance Sheet as the Company had the intent and ability, as supported by availability under the Five-Year Facility, to refinance these borrowings for at least one year from the balance sheet date.
As of July 3, 2020, borrowings outstanding under the Company’s U.S. dollar and euro-denominated commercial paper program had a weighted average annual interest rate of 0.04% and a weighted average remaining maturity of approximately 27 days.
Debt discounts, premiums and debt issuance costs totaled $122 million and $112 million as of July 3, 2020 and December 31, 2019, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of debt table above.
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

The Company received net proceeds from the notes issued on March 30, 2020, after underwriting discounts and commissions and offering expenses, of approximately €1.7 billion (approximately $1.9 billion based on currency exchange rates as of the date of the pricing of the notes). The Company received net proceeds from the notes issued on April 8, 2020, after underwriting discounts and commissions and offering expenses, of €754 million ($816 million based on currency exchange rates as of the date of the pricing of the notes). Proceeds from these offerings have been and will be used for general corporate purposes, including repayment of a portion of the Company’s outstanding commercial paper borrowings as they mature and repayment of amounts borrowed under the Company’s Credit Facilities.
364-Day Credit Facility
On June 5, 2020, the Company entered into the 364-Day Facility. The Company may elect, upon the payment of a fee equal to 0.75% of the principal amount of the loans then outstanding and upon the satisfaction of certain conditions, to convert any loans outstanding on the Scheduled Termination Date into term loans that are due and payable one year following the Scheduled Termination Date.
Borrowings under the 364-Day Facility bear interest as follows: (1) Eurodollar Rate Loans (as defined in the Credit Agreement) bear interest at a variable rate per annum equal to the London inter-bank offered rate plus a margin of between 90.0 and 127.5 basis points, depending on Danaher’s long-term debt credit rating; and (2) Base Rate Loans (as defined in the Credit Agreement) bear interest at a variable rate per annum equal to the highest of (a) the Federal funds rate (as published by the Federal Reserve Bank of New York from time to time) plus 1/2 of 1%, (b) Bank of America’s “prime rate” as publicly announced from time to time and (c) the Eurodollar Rate (as defined in the Credit Agreement) plus 1.0%, plus in each case a margin of between 0.0 and 27.5 basis points depending on Danaher’s long-term debt credit rating. In addition, Danaher is required to pay a per annum facility fee of between 10 and 22.5 basis points (depending on Danaher’s long-term debt credit rating) based on the aggregate commitments under the Credit Facility, regardless of usage.
The Company’s obligations under the 364-Day Facility are unsecured. The Company has unconditionally and irrevocably guaranteed the obligations of each of its subsidiaries in the event a subsidiary is named a borrower under the 364-Day Facility. The 364-Day Facility contains customary representations, warranties, conditions precedent, events of default, indemnities and affirmative and negative covenants. The 364-Day Facility requires the Company to maintain a Consolidated Leverage Ratio (as defined in the 364-Day Facility) of 0.65 to 1.00 or less. Borrowings under the 364-Day Facility are prepayable at the Company’s option at any time in whole or in part without premium or penalty. The 364-Day Facility is available for liquidity support for Danaher’s U.S. dollar and euro-denominated commercial paper programs, as discussed above, and for general corporate purposes.
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
LYONs Redemption
During the six-month period ended July 3, 2020, holders of certain of the Company’s LYONs converted such LYONs into an aggregate of 288 thousand shares of the Company’s common stock, par value $0.01 per share. The Company’s deferred tax liability of $3 million associated with the book and tax basis difference in the converted LYONs was transferred to additional paid-in capital as a result of the conversions.

NOTE 8. HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses cross-currency swap derivative contracts to partially hedge its net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the Danish kroner, Japanese yen, euro and Swiss franc. The cross-currency swap derivative contracts are agreements to exchange fixed-rate payments in one currency for fixed-rate payments in another currency and approximately $1.0 billion of these derivative contracts were outstanding as of July 3, 2020. These contracts effectively convert U.S. dollar-denominated bonds to obligations denominated in Danish kroner, Japanese yen, euro and Swiss franc, and partially offset the impact of changes in currency rates on foreign currency denominated net investments. These contracts also reduce the interest rate from the stated interest rates on the U.S. dollar-denominated debt to the interest rates of the swaps. The changes in the spot rate of these instruments are recorded in accumulated other comprehensive income (loss) in stockholders’ equity, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated other comprehensive income (loss) in the accompanying Consolidated Condensed Statements of Stockholders’ Equity. Any ineffective portions of net investment hedges are reclassified from accumulated other comprehensive income (loss) into earnings during the period of change. The interest income or expense from these swaps are recorded in interest expense in the accompanying Consolidated Condensed Statements of Earnings consistent with the classification of interest expense attributable to the underlying debt. These instruments mature on dates ranging from September 2025 to September 2028.

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
The Company used interest rate swap agreements to hedge the variability in cash flows due to changes in benchmark interest rates related to a portion of the U.S. debt the Company issued to fund the Cytiva Acquisition. These contracts effectively fixed the interest rate for a portion of the Company’s U.S. dollar-denominated debt equal to the notional amount of the swaps to the rate specified in the interest rate swap agreements and were settled in November 2019. The changes in the fair value of these instruments were recorded in accumulated other comprehensive income (loss) in stockholders’ equity prior to the issuance of the debt and are subsequently being reclassified to interest expense over the life of the related debt.

The following table summarizes the notional values as of July 3, 2020 and pretax impact of changes in the fair values of instruments designated as net investment hedges and cash flow hedges in accumulated other comprehensive income (“OCI”) for the three and six-month periods ended July 3, 2020 and June 28, 2019 ($ in millions):

	Original Notional Amount	Notional Amount Outstanding	Gain (Loss) Recognized in OCI
For the Three-Month Period Ended July 3, 2020:
Net investment hedges:
Foreign currency contracts	$1,875.0	$1,000.0	$(25.6)
Foreign currency denominated debt	5,211.3	5,211.3	(189.3)
Cash flow hedges:
Foreign currency contracts	4,000.0	4,000.0	(354.3)
Total	$11,086.3	$10,211.3	$(569.2)

For the Three-Month Period Ended June 28, 2019:
Net investment hedges:
Foreign currency contracts:	$1,875.0	$1,000.0	$(19.5)
Foreign currency denominated debt	8,329.2	8,329.2	(129.5)
Cash flow hedges:
Interest rate swaps	850.0	850.0	(8.9)
Total	$11,054.2	$10,179.2	$(157.9)

For the Six-Month Period Ended July 3, 2020:
Net investment hedges:
Foreign currency contracts:	$1,875.0	$1,000.0	$67.7
Foreign currency denominated debt	5,211.3	5,211.3	(33.1)
Cash flow hedges:
Foreign currency contracts	4,000.0	4,000.0	296.5
Total	$11,086.3	$10,211.3	$331.1

For the Six-Month Period Ended June 28, 2019:
Net investment hedges:
Foreign currency contracts	$1,875.0	$1,000.0	$(4.7)
Foreign currency denominated debt	8,329.2	8,329.2	8.3
Cash flow hedges:
Interest rate swaps	850.0	850.0	(8.9)
Total	$11,054.2	$10,179.2	$(5.3)

Gains or losses related to net investment hedges are classified as foreign currency translation adjustments in the schedule of changes in OCI in Note 1, as these items are attributable to the Company’s hedges of its net investment in foreign operations. Gains or losses related to the cash flow hedges and interest rate swaps are classified as cash flow hedge adjustments in the schedule of changes in OCI in Note 1. The amount reclassified to earnings for the interest rate swaps in both the three and six-month periods ended July 3, 2020 was $1 million. During the three and six-month periods ended July 3, 2020, the Company reclassified $155 million and $16 million, respectively, of deferred losses from accumulated other comprehensive income (loss) to net earnings related to the cross-currency swap derivative contracts that are cash flow hedges of the Company’s U.S. dollar-denominated debt. This reclassification was equal to the remeasurement gain recorded in the three and six-month periods on the hedged debt.
The Company did not reclassify any other deferred gains or losses related to net investment hedges or cash flow hedges from accumulated other comprehensive income (loss) to earnings during the three and six-month periods ended July 3, 2020 and June 28, 2019. In addition, the Company did not have any ineffectiveness related to net investment hedges or interest rate swaps during the three and six-month periods ended July 3, 2020 and June 28, 2019. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in all other investing activities in the accompanying Consolidated Condensed Statements of Cash Flows. The cash inflows and outflows associated with the Company’s derivative contracts designated as cash flow hedges are classified in cash flows from operating activities in the accompanying Consolidated Condensed Statement of Cash Flows.
The Company’s derivative instruments, as well as its nonderivative debt instruments designated and qualifying as net investment hedges, were classified in the Company’s Consolidated Condensed Balance Sheet as follows ($ in millions):

	July 3, 2020	December 31, 2019
Derivative assets:
Prepaid expenses and other current assets	$—	$25.7
Other long-term assets	278.2	—

Derivative liabilities:
Accrued expenses and other liabilities	—	111.7

Nonderivative hedging instruments:
Long-term debt	5,211.3	6,275.9

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

NOTE 9. DEFINED BENEFIT PLANS
The following sets forth the components of the Company’s net periodic benefit (cost) of the noncontributory defined benefit pension plans ($ in millions):

	Three-Month Period Ended		Six-Month Period Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
U.S. pension benefits:
Service cost	$—	$(1.6)	$—	$(3.2)
Interest cost	(17.3)	(22.2)	(33.9)	(44.4)
Expected return on plan assets	30.5	31.6	59.6	63.2
Amortization of actuarial loss	(9.1)	(6.2)	(18.1)	(12.4)
Amortization of prior service cost	(0.3)	(0.3)	(0.5)	(0.5)
Net periodic pension benefit	$3.8	$1.3	$7.1	$2.7

Non-U.S. pension benefits:
Service cost	$(10.8)	$(5.8)	$(16.8)	$(11.6)
Interest cost	(5.7)	(6.1)	(10.2)	(12.3)
Expected return on plan assets	8.9	10.1	17.8	20.2
Amortization of actuarial loss	(2.3)	(1.1)	(4.7)	(2.2)
Amortization of prior service credit	0.3	0.1	0.6	0.1
Curtailment gain recognized	0.4	—	0.4	—
Settlement loss recognized	—	(0.1)	—	(0.1)
Net periodic pension cost	$(9.2)	$(2.9)	$(12.9)	$(5.9)

The following sets forth the components of the Company’s net periodic benefit cost of the other postretirement employee benefit plans ($ in millions):

	Three-Month Period Ended		Six-Month Period Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Service cost	$(0.1)	$(0.1)	$(0.2)	$(0.2)
Interest cost	(0.9)	(1.3)	(1.7)	(2.5)
Amortization of prior service credit	0.6	0.5	1.1	1.0
Net periodic cost	$(0.4)	$(0.9)	$(0.8)	$(1.7)

The net periodic benefit cost of the noncontributory defined benefit pension plans and other postretirement employee benefit plans incurred during the three and six-month periods ended July 3, 2020 and June 28, 2019 are reflected in the following captions in the accompanying Consolidated Condensed Statements of Earnings ($ in millions):

	Three-Month Period Ended		Six-Month Period Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Service cost:
Cost of sales	$(2.8)	$(2.2)	$(4.3)	$(4.2)
Selling, general and administrative expenses	(8.1)	(5.3)	(12.7)	(10.8)
Total service cost	(10.9)	(7.5)	(17.0)	(15.0)
Other net periodic benefit costs:
Other (expense) income, net	5.1	5.0	10.4	10.1
Total	$(5.8)	$(2.5)	$(6.6)	$(4.9)

Employer Contributions
During 2020, the Company’s cash contribution requirements for its U.S. and non-U.S. defined benefit pension plans are forecasted to be approximately $85 million and $45 million, respectively. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law and includes a provision that allows employers to defer payment of contributions to U.S. defined benefit pension plans due in 2020 until January 1, 2021. The Company is still evaluating whether it will defer any 2020 contributions to its U.S. defined benefit pension plans pursuant to this provision.

NOTE 10. INCOME TAXES
The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended		Six-Month Period Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Effective tax rate	24.0%	17.8%	21.2%	34.6%

The effective tax rate for the three-month period ended July 3, 2020 differs from the U.S. federal statutory rate of 21.0% principally due to a higher tax rate associated with the gain on the divestiture of certain product lines in the Life Sciences segment and changes in estimates associated with prior period uncertain tax positions, partially offset by excess tax benefits from stock-based compensation and other items. These items increased the reported tax rate on a net basis by 4.5%.
The effective tax rate for the six-month period ended July 3, 2020 differs from the U.S. federal statutory rate of 21% principally due to a higher tax rate associated with the gain on the divestiture of certain product lines in the Life Sciences segment and changes in estimates associated with prior period uncertain tax positions, partially offset by excess tax benefits from stock-based compensation, the release of reserves for uncertain tax positions due to the expiration of statutes of limitation and other items. These items increased the reported tax rate on a net basis by 1.7%.

The effective tax rate for the three-month period ended June 28, 2019 differs from the U.S. federal statutory rate of 21% principally due to the impact of earnings outside the United States which are generally taxed at rates lower than the U.S. federal rate. The effective tax rate for the three-month period ended June 28, 2019 also included net discrete benefits of $18 million ($0.02 per diluted common share) from the release of reserves for uncertain tax positions due to the expiration of statutes of limitation, benefits from changes in tax law in a certain foreign jurisdiction and excess tax benefits from stock-based compensation, partially offset by charges from audit settlements. These discrete tax benefits decreased the reported tax rate by 2.2%.
The effective tax rate for the six-month period ended June 28, 2019 differs from the U.S. federal statutory rate of 21.0% principally due to the impact of net discrete charges of $227 million ($0.31 per diluted common share) related primarily to changes in estimates associated with prior period uncertain tax positions and audit settlements, net of the release of reserves for uncertain tax positions due to the expiration of statutes of limitation, release of valuation allowances associated with certain foreign tax credits, tax benefits resulting from changes in tax law and excess tax benefits from stock-based compensation. These net discrete income tax charges increased the reported tax rate by 14.7%.
In the fourth quarter of 2018 and in the first quarter of 2019, the Internal Revenue Service (“IRS”) proposed significant adjustments to the Company’s taxable income for the years 2012 through 2015 with respect to the deferral of tax on certain premium income related to the Company’s self-insurance programs. For income tax purposes, the recognition of premium income has been deferred in accordance with U.S. tax laws related to insurance. The IRS challenged the deferral of premiums for certain types of the Company’s self-insurance policies. These proposed adjustments would increase the Company’s taxable income over the 2012 through 2015 period by approximately $2.7 billion. Management believes the positions the Company has taken in its U.S. tax returns are in accordance with the relevant tax laws and is vigorously defending these positions. Due to the enactment of the Tax Cuts and Jobs Act in 2017 and the resulting reduction in the U.S. corporate tax rate for years after 2017, the Company revalued its deferred tax liabilities related to the temporary differences associated with this deferred premium income from 35.0% to 21.0%. If the Company is not successful in defending these assessments, the taxes owed to the IRS may be computed under the previous 35.0% statutory tax rate and the Company may be required to revalue the related deferred tax liabilities from 21.0% to 35.0%, which in addition to any interest due on the amounts assessed, would require a charge to future earnings. The ultimate resolution of this matter is uncertain, could take years and could result in a material adverse impact to the Company’s financial statements, including its cash flows and effective tax rate.
Tax authorities in Denmark have raised significant issues related to interest accrued by certain of the Company’s subsidiaries. On December 10, 2013, the Company received assessments from the Danish tax authority (“SKAT”) of approximately DKK 1.8 billion including interest (approximately $277 million based on the exchange rate as of July 3, 2020), imposing withholding tax relating to interest accrued in Denmark on borrowings from certain of the Company’s subsidiaries for the years 2004-2009. The Company appealed these assessments to the Danish National Tax Tribunal in 2014. The appeal is pending, awaiting the final outcome of other, preceding withholding tax cases that were appealed to the Danish Courts and subsequently to the Court of Justice of the European Union (“CJEU”). In February 2019, the CJEU decided several of these cases and ruled that the exemption of interest payments from withholding taxes provided in the applicable European Union (“EU”) directive should be denied where taxpayers use the directive for abusive or fraudulent purposes, and that it is up to the national courts to make this determination. This decision of the CJEU now awaits application by the Danish High Court in the other, preceding withholding tax cases. SKAT has maintained a similar position related to withholding tax on interest accrued in Denmark on borrowings from certain of the Company’s subsidiaries with respect to tax years 2010-2012 and 2013-2015. On August 27, 2019 and December 16, 2019, the Company received assessments for these matters of approximately DKK 1.1 billion including interest (approximately $162 million based on the exchange rate as of July 3, 2020) for tax years 2010-2012 and DKK 753 million including interest (approximately $114 million based on the exchange rate as of July 3, 2020) for tax years 2013-2015, respectively. The Company is appealing these assessments as well.
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
On June 24, 2020, SKAT issued a press release to announce that it has misapplied Denmark’s interest rules in some assessments concerning withholding tax. The Company’s subsidiaries in Denmark have been notified that they may be one of the companies potentially overcharged interest but a determination of the impact on the above assessments has not been received.

NOTE 11. OTHER INCOME (EXPENSE), NET AND GAIN ON SALE OF PRODUCT LINES
The Company disaggregates the service cost component of net periodic benefit costs of the noncontributory defined benefit pension plans and other postretirement employee benefit plans and presents the other components of net periodic benefit cost in other (expense) income, net. These other components include the assumed rate of return on plan assets, partially offset by amortization of actuarial losses and interest and aggregated to a gain of $5 million and $10 million for the three and six-month periods ended July 3, 2020, respectively, compared to a gain of $5 million and $10 million for the three and six-month periods ended June 28, 2019, respectively.
The Company estimates the fair value of investments in equity securities using the Fair Value Alternative and records adjustments to fair value within net earnings. Additionally, the Company is a limited partner in a partnership that invests in early stage companies. While the partnership records these investments at fair value, the Company’s investment in the partnership is accounted for under the equity method of accounting. During the three and six-month periods ended July 3, 2020, the Company recorded a $6 million unrealized loss ($0.01 per diluted common share) and $13 million unrealized loss ($0.02 per diluted common share), respectively, related to a reduction in the fair value of these investments. No significant realized gains or losses were recorded in the three and six-month periods ended June 28, 2019 with respect to these investments.
As a condition to obtaining certain regulatory approvals for the closing of the Cytiva Acquisition, the Company was required to divest certain of its existing product lines in the Life Sciences segment that in the aggregate generated revenues of approximately $170 million in 2019. On April 30, 2020, the Company completed the sale of the majority of these product lines for a cash purchase price, net of cash transferred and transaction costs, of $810 million and recognized a pretax gain on sale of $455 million ($305 million after-tax or $0.42 per diluted common share) in the second quarter of 2020. The divestiture of these product lines did not represent a strategic shift with a major effect on the Company’s operations and financial results and therefore is not reported as a discontinued operation.

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
The following is a rollforward of the Company’s accrued warranty liability ($ in millions):

Balance, December 31, 2019	$73.3
Accruals for warranties issued during the period	20.3
Settlements made	(17.8)
Adjustments due to acquisitions/divestitures	1.7
Effect of foreign currency translation	(0.7)
Balance, July 3, 2020	$76.8

NOTE 13. STOCK TRANSACTIONS AND STOCK-BASED COMPENSATION
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the six-month period ended July 3, 2020. On July 16, 2013, the Company’s Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. As of July 3, 2020, 20 million shares remained available for repurchase pursuant to the Repurchase Program.

The following table summarizes the Company’s share activity (shares in millions):

	Three-Month Period Ended		Six-Month Period Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Preferred stock - shares issued:
Balance, beginning of period	1.7	1.7	1.7	—
Issuance of MCPS	1.7	—	1.7	1.7
Balance, end of period	3.4	1.7	3.4	1.7

Common stock - shares issued:
Balance, beginning of period	837.3	832.5	835.5	817.9
Common stock-based compensation awards	1.0	1.1	2.8	3.1
Common stock issued in connection with LYONs’ conversions	0.3	0.4	0.3	0.9
Issuance of common stock	10.9	—	10.9	12.1
Balance, end of period	849.5	834.0	849.5	834.0

In May 2020, the Company completed the underwritten public offering of 10.9 million shares of Danaher common stock at a price to the public of $163.00 per share (the “2020 Common Stock Offering”), resulting in net proceeds of approximately $1.73 billion, after deducting expenses and the underwriters’ discount of $54 million. Simultaneously, the Company completed the underwritten public offering of 1.72 million shares of its 5.0% Series B Mandatory Convertible Preferred Stock (“MCPS Series B”), without par value and with a liquidation preference of $1,000 per share (the “2020 MCPS Offering”), resulting in net proceeds of approximately $1.67 billion, after deducting expenses and the underwriters’ discount of $49 million. The Company has used and intends to use the net proceeds from the 2020 Common Stock Offering and the 2020 MCPS Offering for general corporate purposes and pending such use has invested the net proceeds in short-term bank deposits and/or interest-bearing, investment-grade securities.
On March 1, 2019, the Company completed the underwritten public offering of 12.1 million shares of Danaher common stock at a price to the public of $123.00 per share (the “2019 Common Stock Offering”), resulting in net proceeds of approximately $1.4 billion, after deducting expenses and the underwriters’ discount of $45 million. Simultaneously, the Company completed the underwritten public offering of 1.65 million shares of its 4.75% MCPS Series A, without par value and with a liquidation preference of $1,000 per share (the “2019 MCPS Offering”), resulting in net proceeds of approximately $1.6 billion, after deducting expenses and the underwriters’ discount of $50 million. The Company used the net proceeds from the 2019 Common Stock Offering and the 2019 MCPS Offering to fund a portion of the cash consideration payable for, and certain costs associated with, the Cytiva Acquisition. Prior to the completion of the Cytiva Acquisition, the Company invested the net proceeds in short-term bank deposits and/or interest-bearing, investment-grade securities.
Unless converted earlier in accordance with the terms of the applicable certificate of designations, each share of MCPS Series A and MCPS Series B (together, the “MCPS Shares”) will mandatorily convert on their respective Mandatory Conversion Date, set forth below, into a number of shares of the Company’s common stock between the applicable Minimum Conversion Rate and the applicable Maximum Conversion Rate, set forth below, subject to further anti-dilution adjustments. The number of shares of the Company’s common stock issuable upon conversion will be determined based on the average volume-weighted average price per share of the Company’s common stock over the 20 consecutive trading day period beginning on, and including, the 21st scheduled trading day immediately before the applicable Mandatory Conversion Date. Subject to certain exceptions, at any time prior to the Mandatory Conversion Date, holders may elect to convert the MCPS Shares into common stock based on the applicable Minimum Conversion Rate, subject to further anti-dilution adjustments. In the event of a fundamental change, the MCPS Shares will convert at the fundamental change rates specified in the applicable certificate of designations, and the holders of MCPS Shares would be entitled to a fundamental change make-whole dividend.
Holders of MCPS Shares will be entitled to receive, when and if declared by the Company’s Board of Directors, cumulative dividends at the applicable Annual Cumulative Dividend Rate of the Liquidation Preference per share, payable in cash or, subject to certain limitations, by delivery of shares of the Company’s common stock or any combination of cash and shares of the Company’s common stock, at the Company’s election. If declared, dividends on the MCPS Shares are payable quarterly on January 15, April 15, July 15 and October 15 of each year (to, and including, the Mandatory Conversion Date), to the holders of record of the MCPS Shares as they appear on the Company’s stock register at the close of business on the immediately preceding December 31, March 31, June 30 and September 30, respectively.

The following summarizes the key terms of the MCPS Shares:

	Annual Cumulative Dividend Rate	Liquidation Preference per share	Minimum Conversion Rate	Maximum Conversion Rate	Mandatory Conversion Date
Series A	4.75%	$1,000	6.6549 shares	8.1522 shares	April 15, 2022
Series B	5.00%	$1,000	5.0081 shares	6.1349 shares	April 15, 2023

For a full description of the Company’s stock-based compensation programs, refer to Note 19 of the Company’s financial statements as of and for the year ended December 31, 2019 included in the Company’s 2019 Annual Report. As of July 3, 2020, approximately 54 million shares of the Company’s common stock were reserved for issuance under the 2007 Omnibus Incentive Plan.
The following summarizes the components of the Company’s stock-based compensation expense ($ in millions):

	Three-Month Period Ended		Six-Month Period Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Restricted stock units (“RSUs”)/performance stock units (“PSUs”):
Pretax compensation expense	$28.0	$24.9	$55.6	$46.6
Income tax benefit	(5.6)	(5.1)	(11.3)	(9.6)
RSU/PSU expense, net of income taxes	22.4	19.8	44.3	37.0
Stock options:
Pretax compensation expense	18.6	16.5	36.2	29.9
Income tax benefit	(3.8)	(3.3)	(7.4)	(6.1)
Stock option expense, net of income taxes	14.8	13.2	28.8	23.8
Total stock-based compensation:
Pretax compensation expense	46.6	41.4	91.8	76.5
Income tax benefit	(9.4)	(8.4)	(18.7)	(15.7)
Total stock-based compensation expense, net of income taxes	$37.2	$33.0	$73.1	$60.8

Stock-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings. As of July 3, 2020, $222 million of total unrecognized compensation cost related to RSUs/PSUs is expected to be recognized over a weighted average period of approximately two years. As of July 3, 2020, $199 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately three years. Future compensation amounts will be adjusted for any changes in estimated forfeitures.

NOTE 14. NET EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS
Basic net earnings per common share (“EPS”) from continuing operations is calculated by taking net earnings from continuing operations less the MCPS dividends divided by the weighted average number of common shares outstanding for the applicable period. Diluted net EPS from continuing operations is computed by taking net earnings from continuing operations plus the interest on the Company’s LYONs less the MCPS dividends divided by the weighted average number of common shares outstanding increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased with the proceeds from the issuance of the potentially dilutive shares. For the three-month period ended July 3, 2020, no options to purchase shares were excluded from the diluted EPS calculation. For the six-month period ended July 3, 2020, approximately 1 million options to purchase shares were not included in the diluted EPS calculation as the impact of their inclusion would have been anti-dilutive. For the three and the six-month periods ended June 28, 2019, no options to purchase shares were excluded from the diluted EPS calculation. Basic and diluted EPS are computed independently for each quarter and year-to-date period, which involves the use of different weighted-average share count figures relating to quarterly and annual periods. As a result, and after factoring the effect of rounding to the nearest cent per share, the sum of prior quarter-to-date EPS figures may not equal year-to-date EPS.
The impact of the MCPS Shares calculated under the if-converted method was anti-dilutive, and as such 17 million shares and

15 million shares for the three and six-month periods ended July 3, 2020, respectively, and 12 million shares and 8 million shares for the three and six-month periods ended June 28, 2019, respectively, underlying the MCPS Shares were excluded from the diluted EPS calculation.
Information related to the calculation of net earnings from continuing operations per common share is summarized as follows ($ and shares in millions, except per share amounts):

	Three-Month Period Ended		Six-Month Period Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Numerator:
Net earnings from continuing operations	$927.3	$676.4	$1,522.4	$1,008.7
MCPS dividends	(34.6)	(22.7)	(54.2)	(29.2)
Net earnings from continuing operations attributable to common stockholders for Basic EPS	892.7	653.7	1,468.2	979.5
Adjustment for interest on convertible debentures	0.3	0.5	0.6	1.0
Net earnings from continuing operations attributable to common stockholders after assumed conversions for Diluted EPS	$893.0	$654.2	$1,468.8	$980.5

Denominator:
Weighted average common shares outstanding used in Basic EPS	705.1	717.6	701.1	712.6
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	12.0	8.8	10.8	8.8
Assumed conversion of the convertible debentures	1.1	1.5	1.2	1.8
Weighted average common shares outstanding used in Diluted EPS	718.2	727.9	713.1	723.2

Basic EPS from continuing operations	$1.27	$0.91	$2.09	$1.37
Diluted EPS from continuing operations	$1.24	$0.90	$2.06	$1.36

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

Segment results are shown below ($ in millions):

	Three-Month Period Ended		Six-Month Period Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Sales:
Life Sciences	$2,642.4	$1,712.6	$4,292.8	$3,339.5
Diagnostics	1,660.2	1,618.3	3,287.2	3,155.1
Environmental & Applied Solutions	994.8	1,113.6	2,060.5	2,170.1
Total	$5,297.4	$4,444.5	$9,640.5	$8,664.7

Operating profit:
Life Sciences	$412.4	$344.0	$738.0	$653.0
Diagnostics	293.2	282.9	544.4	516.0
Environmental & Applied Solutions	222.0	260.2	461.9	504.8
Other	(83.0)	(75.4)	(202.2)	(142.4)
Total	$844.6	$811.7	$1,542.1	$1,531.4

Segment identifiable assets are shown below ($ in millions):

	July 3, 2020	December 31, 2019
Life Sciences	$46,017.5	$22,381.3
Diagnostics	14,587.0	14,442.2
Environmental & Applied Solutions	4,791.4	4,881.8
Other	5,872.5	20,376.3
Total	$71,268.4	$62,081.6

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
You should read this discussion along with the Company’s MD&A and audited financial statements as of and for the year ended December 31, 2019 and Notes thereto, included in the Company’s 2019 Annual Report on Form 10-K (“2019 Form 10-K”) and the Company’s Consolidated Condensed Financial Statements and related Notes as of and for the three and six-month periods ended July 3, 2020 included in this Report.
Unless otherwise indicated, all financial results in this report refer to continuing operations.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this quarterly report, in other documents we file with or furnish to the Securities and Exchange Commission, in our press releases, webcasts, conference calls, materials delivered to shareholders and other communications, are “forward-looking statements” within the meaning of the United States federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions and the integration thereof (including the integration of the acquisition of the Biopharma business of General Electric Company’s (“GE”) Life Sciences division, now known as Cytiva (the “Cytiva Acquisition”)), divestitures, spin-offs, split-offs or other distributions, strategic opportunities, securities offerings, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; future regulatory approvals and the timing and conditionality thereof; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; future foreign currency exchange rates and fluctuations in those rates; the potential or anticipated direct or indirect impact of COVID-19 on our business, results of operations and/or financial condition; general economic and capital markets conditions; the anticipated timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that Danaher intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “should,” “could,” “intend,” “will,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words.
Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors. Forward-looking statements are not guarantees of future performance and actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Important factors that in some cases have affected us in the past and that in the future could cause actual results to differ materially from those envisaged in the forward-looking statements include the following:

•	The COVID-19 pandemic has adversely impacted, and poses risks to, our business, results of operations and financial condition, the nature and extent of which remain highly uncertain and unpredictable.

•	The Cytiva Acquisition could negatively impact our business, results of operations and financial condition.

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

•	Conditions in the global economy, the particular markets we serve and the financial markets can adversely affect our business and financial statements.

•
Significant developments or uncertainties stemming from the U.S. administration, including changes in U.S. trade policies, tariffs and the reaction of other countries thereto, particularly China, can have an adverse effect on our business.

•	Our growth could suffer if the markets into which we sell our products and services decline, do not grow as anticipated or experience cyclicality.

•
We face intense competition and if we are unable to compete effectively, we can experience decreased demand and decreased market share. Even when we compete effectively, we can be required to reduce prices for our products and services.

•	Our growth depends in part on the timely development and commercialization, and customer acceptance, of new and enhanced products and services based on technological innovation.

•	Our reputation, ability to do business and financial statements can be impaired by improper conduct by any of our employees, agents or business partners.

•
Certain of our businesses are subject to extensive regulation by the U.S. Food and Drug Administration and by comparable agencies of other countries, as well as laws regulating fraud and abuse in the health care industry and the privacy and security of health information. Failure to comply with those regulations can adversely affect our reputation, ability to do business and financial statements.

•
Our products are subject to clinical trials, the results of which may be unexpected, or perceived as unfavorable by the market, and could have a material adverse effect on our business, financial condition or results of operations.

•	Off-label marketing of our products could result in substantial penalties.

•	Certain modifications to our products can require new 510(k) clearances or other marketing authorizations and can require us to recall or cease marketing our products.

•
The health care industry and related industries that we serve have undergone, and are in the process of undergoing, significant changes in an effort to reduce costs, which can adversely affect our financial statements.

•
Any inability to consummate acquisitions at our historical rate and at appropriate prices, and to make appropriate investments that support our long-term strategy, could negatively impact our growth rate and stock price.

•	Our acquisition of businesses, investments, joint ventures and other strategic relationships can negatively impact our financial statements.

•	The indemnification provisions of acquisition agreements by which we have acquired companies may not fully protect us and as a result we may face unexpected liabilities.

•
Divestitures or other dispositions could negatively impact our business and contingent liabilities from businesses that we or our predecessors have disposed could adversely affect our financial statements.

•
We could incur significant liability if any of the 2015 separation and split-off of our communications business, the 2016 separation and spin-off of Fortive Corporation (“Fortive”) or the 2019 separation, initial public offering (“IPO”) and split-off of Envista Holdings Corporation (“Envista”) is determined to be a taxable transaction.

•
Potential indemnification liabilities pursuant to the 2015 separation and split-off of our communications business, the 2016 separation and spin-off of Fortive or the 2019 separation, IPO and split-off of Envista could materially and adversely affect our business and financial statements.

•
A significant disruption in, or breach in security of, our information technology systems or data or violation of data privacy laws can adversely affect our business, reputation and financial statements.

•
Our operations, products and services expose us to the risk of environmental, health and safety liabilities, costs and violations that can adversely affect our business, reputation and financial statements.

•	Our businesses are subject to extensive regulation; failure to comply with those regulations can adversely affect our financial statements and our business, including our reputation.

•	Our restructuring actions can have long-term adverse effects on our business.

•	We may be required to recognize impairment charges for our goodwill and other intangible assets.

•	Foreign currency exchange rates can adversely affect our financial statements.

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

•
If we are unable to adequately protect our intellectual property, or if third parties infringe our intellectual property rights, we can suffer competitive injury or expend significant resources enforcing our rights. These risks are particularly pronounced in countries in which we do business that do not have levels of protection of intellectual property comparable to the United States.

•
Third parties from time to time claim that we are infringing or misappropriating their intellectual property rights and we can suffer significant litigation expenses, losses or licensing expenses or be prevented from selling products or services.

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

•
The manufacture of many of our products is a highly exacting and complex process, and if we directly or indirectly encounter problems manufacturing products, our reputation, business and financial statements can suffer.

•
Adverse changes in our relationships with, or the financial condition, performance, purchasing patterns or inventory levels of, key distributors and other channel partners can adversely affect our financial statements.

•
Certain of our businesses rely on relationships with collaborative partners and other third parties for development, supply and marketing of certain products and potential products, and such collaborative partners or other third parties can fail to perform sufficiently.

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

•	Changes in laws or governmental regulations can reduce demand for our products or services or increase our expenses.

•	Work stoppages, union and works council campaigns and other labor disputes could adversely impact our productivity and results of operations.

•	International economic, political, legal, compliance and business factors could negatively affect our financial statements.

•	The United Kingdom’s (“UK”) departure from the EU could have an adverse effect on us.

•	If we suffer loss to our facilities, supply chains, distribution systems or information technology systems due to catastrophe or other events, our operations could be seriously harmed.

•	Our defined benefit pension plans are subject to financial market risks that could adversely affect our financial statements.
See Part I—Item 1A of the Company’s 2019 Form 10-K and Part II—Item 1A of each of this report and the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2020 (“First Quarter 2020 Form 10-Q”) for further discussion regarding reasons that actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call, materials or other communication in which they are made. Except to the extent required by applicable law, we do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.

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
The COVID-19 Pandemic
The global spread of a novel strain of coronavirus (COVID-19) has led to unprecedented restrictions on, and disruptions in, business and personal activities, including as a result of preventive and precautionary measures that we, other businesses, our communities and governments have taken and are taking to mitigate the spread of the virus and to manage its impact. The Company continues to actively monitor the pandemic and has taken and intends to continue taking steps to identify and mitigate the adverse impacts on, and risks to, the Company’s business (including but not limited to its employees, customers, business partners, manufacturing capabilities and capacity, and supply and distribution channels) posed by the spread of COVID-19 and the governmental and community responses thereto. The Company’s businesses have activated their business continuity plans as a result of this pandemic, including taking steps in an effort to help keep our workforce healthy and safe, and are assessing and updating those plans on an ongoing basis. As a result of COVID-19 the Company’s businesses have modified certain of their respective business practices (including in many cases with respect to employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and the Company expects to take such further actions as may be required by government authorities or as determined to be in the best interests of our employees, customers and other business partners. The Company has developed return-to-work protocols designed to help ensure the health and safety of its employees, customers and business partners, for its businesses to apply as and when return-to-work is legally permissible and deemed appropriate. We are also working with our suppliers to understand the existing and potential future negative impacts to our supply chain and take actions in an effort to mitigate such impacts. To date we have not experienced any significant supply chain disruptions.
We are also deploying our capabilities, expertise and scale to address the critical health needs related to COVID-19. We have developed and made available a diagnostic test for the rapid detection of COVID-19 and a diagnostic test that can detect antibodies in blood to confirm current or past exposure to COVID-19. In addition, our businesses are providing critical support to firms that are seeking to develop and produce a vaccine for COVID-19, among other support. As further discussed below, while COVID-19 has positively impacted revenues for certain of our businesses, the pandemic and response thereto had an overall negative material impact on our revenues and profitability in the first half of 2020 and the global demand for many of our products and services may remain depressed at least in the near-term if not longer.
As noted below and subject to the assumptions discussed below, the Company expects core sales and core sales including Cytiva to grow in the third quarter of 2020 compared to the prior year. However, due to the speed with which the COVID-19 situation continues to evolve, the global breadth of its spread, the range of governmental and community responses thereto and our geographic and business line diversity, its further impact on our business remains highly uncertain, but may be materially negative and will depend on future developments including:

•	the duration of the weaker macroeconomic environment and the timing and extent of recovery in the global demand for our products and services;

•
the pace at which medical providers resume patient care and testing that is not related to the COVID-19 pandemic, the timing of when research performed by laboratories and other institutions return to normal levels, and payment and funding dynamics related to the foregoing; and

•
the development and rate of adoption of the products we are offering to help address the pandemic and the effects thereof; competitive product launches and related pricing pressure; impacts from changes in the mix of our product offerings; and the degree to which COVID-19 testing solutions and any vaccines are made available and utilized.

Business Performance and Outlook
During the second quarter of 2020, the Company’s overall revenues increased 19.0% compared to the comparable period of 2019. The acquisition of Cytiva contributed 21.5% to the increase in revenues in the second quarter of 2020. Year-over-year core sales decreased 0.5% compared to the prior period while core sales including Cytiva increased 3.5% year-over-year during the second quarter of 2020. Several businesses benefited from demand for products and services in response to the COVID-19 pandemic, led by the molecular diagnostics business within the diagnostic segment and led by bioprocessing in the filtration, separation and purification technologies business and at Cytiva in the life sciences segment. Cytiva’s core sales grew more than 20% reflecting strength in its served markets and its support in helping its customers develop and potentially produce a vaccine for COVID-19. The strong performances in these businesses were largely offset by decreased demand in the Company’s instrument related businesses. For the six-month period ended July 3, 2020, overall revenues increased by 11.5%. The acquisition of Cytiva contributed 11.0% to the increase in revenues in the six-month period. Core sales increased 2.0% in the six-month period ended July 3, 2020 compared to the prior period, as a result of the same factors which drove core sales for the second quarter of 2020. For the six-month period, core sales including Cytiva increased 4.0%, which include the results of Cytiva beginning with the second quarter of 2020. For the definition of “core sales” and “core sales including Cytiva” refer to “—Results of Operations” below.
Geographically, the Company saw increases in core sales including Cytiva in both developed markets and the high-growth markets. Developed markets grew at a mid-single digit rate during the second quarter of 2020 compared to the second quarter of 2019, with both led primarily by increases in North America and Western Europe, while high-growth markets increased slightly during the second quarter of 2020 as compared to the comparable period of 2019, driven primarily by increases in China and the Middle East, partially offset by the impact of the COVID-19 pandemic and the response thereto in other high-growth markets. High-growth markets represented approximately 30% of the Company’s total sales in the second quarter of 2020. For additional information regarding the Company’s sales by geographical region during the three and six-month periods ended July 3, 2020 and June 28, 2019, refer to Note 2 to the accompanying Consolidated Condensed Financial Statements.
The Company’s net earnings from continuing operations for the three and six-month periods ended July 3, 2020 totaled $927 million and approximately $1.5 billion, respectively, compared to $676 million and approximately $1.0 billion for the three and six-month periods ended June 28, 2019. Net earnings attributable to common stockholders for the three and six-month periods ended July 3, 2020 totaled $893 million or $1.24 per diluted common share and approximately $1.5 billion or $2.06 per diluted common share, respectively, compared to $709 million or $0.97 per diluted common share and approximately $1.0 billion or $1.43 per diluted common share for the three and six-month periods ended June 28, 2019, respectively. The provision for uncertain tax positions recorded in the first quarter of 2019 discussed below in “—Results of Operations - Income Taxes” and 2020 net earnings from Cytiva are the primary drivers of the year-over-year increase in net earnings and diluted earnings per common share for the three and six-month periods ended July 3, 2020.
Despite differences in our businesses, on an overall basis, the Company saw core sales growth stabilize to some degree as the quarter progressed. Geographically, the stabilization appears to generally correspond to areas where the spread of the coronavirus and related responses have moderated. The Company continues to see improving activity in China, with Europe following at a slower pace. Resumption of activity in the U.S. is mixed, with many states only recently beginning phased reopenings while other states experience setbacks. COVID-19 related research and development among biotech and pharmaceutical customers is generating strong demand for the Company’s bioprocessing, genomic and automation solutions in the Company’s life science businesses. In the remainder of the life sciences businesses however, widespread shutdowns continue to adversely impact non-COVID related research lab activity. In its diagnostics businesses, the Company continues to see very strong demand for molecular point-of-care and acute care testing, which is also driving a significant increase in instrument placements globally. The remainder of the diagnostic businesses continue to experience reduced demand primarily because of lower volumes of elective procedures and wellness visits. In the environmental and applied solutions businesses, the divergence of demand between consumables and equipment appears to be moderating.
While the ultimate impact of COVID-19 on future periods is highly uncertain, the Company expects core sales and core sales including Cytiva to grow in the third quarter of 2020, assuming the impact of the pandemic lessens compared to what was experienced in the first half of 2020 and the governments in the United States and internationally continue to lift stay-at-home and quarantine mandates. Demand for instruments and consumables related to COVID-19-related testing capabilities as well as supporting customers in pursuit of new COVID-19-related treatments and vaccines are expected to continue to mitigate the broader negative impact of the pandemic. As discussed above, an increase of COVID-19 related cases and the re-imposition of government required restrictions could have a material negative impact on the Company’s core growth, earnings and cash flows.
Acquisitions
The Company’s growth strategy contemplates future acquisitions and strategic investments. Operations and results can be affected by the rate and extent to which appropriate acquisition and investment opportunities are available and successfully consummated, acquired businesses are effectively integrated and anticipated synergies or cost savings are achieved.
On March 31, 2020, the Company acquired the Biopharma business of General Electric Company’s Life Sciences division, now known as Cytiva, for a cash purchase price of approximately $20.7 billion, subject to certain adjustments, and the assumption of approximately $0.4 billion of pension liabilities. Cytiva is a leading provider of instruments, consumables and software that support the research, discovery, process development and manufacturing workflows of biopharmaceutical drugs. Cytiva had revenues of approximately $3.3 billion in 2019 and is included in the Company’s Life Sciences segment results beginning in the second quarter of 2020. The acquisition is expected to provide additional sales and earnings growth opportunities for the Company’s Life Sciences segment by expanding the business’ geographic and product line diversity, including new product and service offerings that complement the Company’s current biologics workflow solutions. As a condition to obtaining certain regulatory approvals for the closing of the transaction, the Company was required to divest certain of its existing product lines in the Life Sciences segment that in the aggregate generated revenues of approximately $170 million in 2019. On April 30, 2020, the Company completed the sale of the majority of these product lines for a cash purchase price, net of cash transferred and transaction costs, of $810 million and recognized a pretax gain on sale of $455 million ($305 million after-tax or $0.42 per diluted common share) in the second quarter of 2020. For a description of the Company’s Cytiva Acquisition and the financing thereof, refer to Note 3 to the accompanying Consolidated Condensed Financial Statements.
Currency Exchange Rates
On a year-over-year basis, currency exchange rates negatively impacted reported sales by approximately 2.0% and 1.5% for the three and six-month periods ended July 3, 2020, respectively, compared to the comparable periods of 2019, primarily due to the strength of the U.S. dollar against most major currencies in the first half of 2020. If the currency exchange rates in effect as of July 3, 2020 were to prevail throughout the remainder of 2020, currency exchange rates would reduce the Company’s estimated full year 2020 sales by approximately 1.0% on a year-over-year basis. Any future strengthening of the U.S. dollar against major currencies would adversely impact the Company’s sales and results of operations for the remainder of the year, and any weakening of the U.S. dollar against major currencies would positively impact the Company’s sales and results of operations for the remainder of the year.
UK’s Exit From the EU (“Brexit”)
The UK formally withdrew from the EU on January 31, 2020 with a transition period through December 31, 2020. During the transition period, the UK continues to follow EU law and is negotiating with the EU on the terms of its relationship post-2020. Failure to complete negotiations by the implementation deadline of December 31, 2020 could result in the UK reverting to adverse trade agreements with the EU. The COVID-19 pandemic has created additional uncertainty regarding the likelihood that the UK and the EU will complete negotiations by the December 31, 2020 deadline. As a result, the nature of the UK’s future relationship with the EU is still uncertain. The Company continues to monitor the status of Brexit and plan for potential impacts. To mitigate the potential impact of Brexit on the import of goods to the UK, the Company continues to strategically manage its inventory levels and logistical channels with respect to the UK. The ultimate impact of Brexit on the Company’s financial results is uncertain. For additional information, refer to the “Item 1A-Risk Factors” section of the Company’s 2019 Annual Report on Form 10-K filed on February 21, 2020.

RESULTS OF OPERATIONS
Non-GAAP Measures
In this report, references to the non-GAAP measures of core sales (also referred to as core revenues or sales/revenues from existing businesses) and core sales including Cytiva refer to sales from continuing operations calculated according to U.S. GAAP, but excluding:

•	sales from acquired businesses (as defined below, as applicable); and

•	the impact of currency translation.
References to sales or operating profit attributable to acquisitions or acquired businesses refer to sales or operating profit, as applicable, from acquired businesses recorded prior to the first anniversary of the acquisition less the amount of sales and operating profit, as applicable, attributable to divested product lines not considered discontinued operations; provided that in calculating core sales including Cytiva, Cytiva’s sales (net of the sales of the Company product lines divested in 2020 to obtain regulatory approval to acquire Cytiva, or the “divested product lines”) (“Cytiva sales”) are excluded from the definition of sales attributable to acquisitions or acquired businesses. The portion of revenue attributable to currency translation is calculated as the difference between:

•	the period-to-period change in revenue (excluding sales from acquired businesses (as defined above, as applicable)); and

•	the period-to-period change in revenue (excluding sales from acquired businesses (as defined above, as applicable)) after applying current period foreign exchange rates to the prior year period.
As noted above, beginning with results for the second quarter of 2020, the Company also presents core sales on a basis that includes Cytiva sales. Historically Danaher has calculated core sales solely on a basis that excludes sales from acquired businesses recorded prior to the first anniversary of the acquisition. However, given Cytiva’s significant size and historical core sales growth rate, in each case compared to Danaher’s existing businesses, management believes it is appropriate to also present core sales on a basis that includes Cytiva sales. Management believes this presentation provides useful information to investors by demonstrating the impact Cytiva has on the Company’s current growth profile, rather than waiting to demonstrate such impact 12 months after the acquisition when Cytiva would normally have been included in Danaher’s core sales calculation. Danaher calculates period-to-period core sales growth including Cytiva by adding to the baseline period sales Cytiva’s historical sales from such period (when it was owned by GE), net of the sales of the divested product lines and also adding the Cytiva sales to the current period.
Core sales growth (and the related measure of core sales including Cytiva) should be considered in addition to, and not as a replacement for or superior to, sales, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting these non-GAAP financial measures provides useful information to investors by helping identify underlying growth trends in Danaher’s business and facilitating comparisons of Danaher’s revenue performance with its performance in prior and future periods and to Danaher’s peers. Management also uses these non-GAAP financial measures to measure the Company’s operating and financial performance and uses core sales growth as one of the performance measures in the Company’s executive short-term cash incentive program. The Company excludes the effect of currency translation from these measures because currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends, and excludes the effect of acquisitions (other than Cytiva, in the case of core growth including Cytiva) and divestiture-related items because the nature, size, timing and number of acquisitions and divestitures can vary dramatically from period-to-period and between the Company and its peers and can also obscure underlying business trends and make comparisons of long-term performance difficult.
Throughout this discussion, references to sales volume refer to the impact of both price and unit sales and references to productivity improvements generally refer to improved cost-efficiencies resulting from the ongoing application of the Danaher Business System.

Core Sales Growth and Core Sales Growth Including Cytiva

	% Change Three-Month Period Ended July 3, 2020 vs. Comparable 2019 Period	% Change Six- Month Period Ended July 3, 2020 vs. Comparable 2019 Period
Total sales growth (GAAP)	19.0%	11.5%
Impact of:
Acquisitions/divestitures	(21.5)%	(11.0)%
Currency exchange rates	2.0%	1.5%
Core sales growth (decline) (non-GAAP)	(0.5)%	2.0%
Impact of Cytiva sales growth (net of divested product lines)	4.0%	2.0%
Core sales growth including Cytiva (non-GAAP)	3.5%	4.0%
Operating Profit Performance
Operating profit margins decreased 240 basis points from 18.3% during the three-month period ended June 28, 2019 to 15.9% for the three-month period ended July 3, 2020.
Second quarter 2020 vs. second quarter 2019 operating profit margin comparisons were favorably impacted by:

•	The incremental net accretive effect in 2020 of acquired businesses and product line dispositions which did not qualify as discontinued operations - 240 basis points
Second quarter 2020 vs. second quarter 2019 operating profit margin comparisons were unfavorably impacted by:

•
Lower 2020 core sales volumes, incremental year-over-year costs associated with various new product development and sales, service and marketing growth investments and the impact of foreign currency exchange rates in the second quarter of 2020, net of incremental year-over-year cost savings associated with continuing productivity improvement initiatives taken in 2020 and 2019 - 80 basis points

•	Acquisition-related fair value adjustments to inventory and deferred revenue and incremental transaction costs related to the Cytiva Acquisition - 400 basis points
Operating profit margins decreased 170 basis points from 17.7% during the six-month period ended June 28, 2019 to 16.0% for the six-month period ended July 3, 2020.
Year-to-date 2020 vs. year-to-date 2019 operating profit margin comparisons were favorably impacted by:

•	The incremental net accretive effect in 2020 of acquired businesses and product line dispositions which did not qualify as discontinued operations - 140 basis points
Year-to-date 2020 vs. year-to-date 2019 operating profit margin comparisons were unfavorably impacted by:

•
Incremental year-over-year costs associated with various new product development and sales, service and marketing growth investments and the impact of foreign currency exchange rates in the first half of 2020, net of the impact of higher 2020 core sales volumes and incremental year-over-year cost savings associated with continuing productivity improvement initiatives taken in 2020 and 2019 - 35 basis points

•	Acquisition-related fair value adjustments to inventory and deferred revenue and incremental transaction costs related to the Cytiva Acquisition - 265 basis points

•	Impairment charges related to certain long-lived assets in the Diagnostics and Environmental & Applied Solutions segments incurred in the first quarter of 2020 - 10 basis points

Business Segments
Sales by business segment for each of the periods indicated were as follows ($ in millions):

	Three-Month Period Ended		Six-Month Period Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Life Sciences	$2,642.4	$1,712.6	$4,292.8	$3,339.5
Diagnostics	1,660.2	1,618.3	3,287.2	3,155.1
Environmental & Applied Solutions	994.8	1,113.6	2,060.5	2,170.1
Total	$5,297.4	$4,444.5	$9,640.5	$8,664.7
For information regarding the Company’s sales by geographical region during the three and six-month periods ended July 3, 2020 and June 28, 2019, refer to Note 2 to the accompanying Consolidated Condensed Financial Statements.

LIFE SCIENCES
The Company’s Life Sciences segment offers a broad range of scientific tools that researchers use to study the basic building blocks of life, including genes, proteins, cells, tissues and metabolites in order to understand the causes of disease, identify new therapies and test new drugs and vaccines.  The segment also offers the necessary tools and consumables to manufacture new life saving drugs and is a leading provider of filtration, separation and purification technologies to the biopharmaceutical, food and beverage, medical, aerospace, microelectronics and general industrial sectors.
Life Sciences Selected Financial Data

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Sales	$2,642.4	$1,712.6	$4,292.8	$3,339.5
Operating profit	412.4	344.0	738.0	653.0
Depreciation	48.2	32.8	81.4	65.1
Amortization	247.9	89.1	337.5	178.7
Operating profit as a % of sales	15.6%	20.1%	17.2%	19.6%
Depreciation as a % of sales	1.8%	1.9%	1.9%	1.9%
Amortization as a % of sales	9.4%	5.2%	7.9%	5.4%
Core Sales Growth and Core Sales Growth Including Cytiva

	% Change Three-Month Period Ended July 3, 2020 vs. Comparable 2019 Period	% Change Six- Month Period Ended July 3, 2020 vs. Comparable 2019 Period
Total sales growth (GAAP)	54.5%	28.5%
Impact of:
Acquisitions/divestitures	(55.5)%	(28.5)%
Currency exchange rates	1.0%	1.0%
Core sales growth (non-GAAP)	—%	1.0%
Impact of Cytiva sales growth (net of divested product lines)	8.0%	5.0%
Core sales growth including Cytiva (non-GAAP)	8.0%	6.0%
Price increases in the segment contributed 1.0% and 0.5% to sales growth on a year-over-year basis during the three and six-month periods ended July 3, 2020, respectively, and are reflected as a component of core sales growth (or core sales growth including Cytiva, as applicable).
In the first half of 2020, increased demand for instruments and consumables used in the bioprocessing end-market was partially offset by lower demand related to non-COVID-19 applications as a result of the COVID-19 pandemic. The Company saw lower demand for equipment late in the first quarter and in the second quarter as the pandemic spread around the world and customers deferred purchases of larger instruments as academic research labs closed late in the first quarter of 2020. Later in the second quarter of 2020, the Company began seeing the gradual reopening of certain research labs, led by China. Core sales for filtration, separation and purification technologies increased across most major geographies for both the three and six-month periods in 2020 versus the comparable periods in 2019, led by China in the three-month period and led by Western Europe and North America in the six-month period. Demand for filtration, separation and purification technologies was led by the biopharmaceutical end-market and partially offset by weaker demand in the fluid technology and asset protection end-markets. Core sales of microscopy products declined during both the three and six-month periods across all major product lines, primarily due to lower demand in the life science research, industrial, and medical end-markets. Geographically, demand decreased in both periods across most major geographies, led by North America and Western Europe, as shutdown measures to curb COVID-19 reduced demand for equipment in particular. Demand for the business’ flow cytometry and particle counting products increased across most major geographies in both the three and six-month periods, partially offset by lower demand in North America in the three-month period. Core sales for the business’ flow cytometry and particle counting products was driven by demand for genomic testing and automation products. Core sales in the mass spectrometry business declined during both the three and six-month periods, driven by lower demand in North America, China and Western Europe, primarily due to lower demand in the clinical and pharmaceutical end-markets. Core sales in the genomics consumables business increased during both the three and six-month periods across all major geographies, driven in part by demand for primer and probes related to COVID-19 testing.
The acquisition of Cytiva on March 31, 2020 is expected to provide additional sales and earnings growth opportunities for the Company’s Life Sciences segment by expanding the business’ geographic and product line diversity, including new product and service offerings that complement the Company’s current biologics workflow solutions. Due to the proximity of the acquisition date to the end of the first quarter, there are no results of operations for Cytiva included in the Life Sciences segment in the first quarter of 2020. Beginning in the second quarter of 2020, Cytiva is included in the Life Sciences segment results. In the second quarter of 2020, Cytiva experienced increased demand across all major geographies and all major end-markets, driven significantly by demand for instruments and consumables used in the research and development of COVID-19-related treatments and vaccines.
Depreciation and amortization increased during both the three and six-month periods ended July 3, 2020 as compared to the comparable periods of 2019 due primarily to the impact of Cytiva.
Operating Profit Performance
Operating profit margins decreased 450 basis points during the three-month period ended July 3, 2020 as compared to the comparable period of 2019.
Second quarter 2020 vs. second quarter 2019 operating profit margin comparisons were favorably impacted by:

•
Higher 2020 core sales volumes, incremental year-over-year cost savings associated with the continuing productivity improvement initiatives taken in 2020 and 2019 and the impact of foreign currency exchange rates in the second quarter of 2020, net of incremental year-over-year costs associated with various new product development and sales and marketing growth investments - 30 basis points

•	The incremental net accretive effect in 2020 of acquired businesses and product line dispositions which did not qualify as discontinued operations - 385 basis points
Second quarter 2020 vs. second quarter 2019 operating profit margin comparisons were unfavorably impacted by:

•	Acquisition-related fair value adjustments to inventory and deferred revenue and incremental transaction costs related to the Cytiva Acquisition - 865 basis points
Operating profit margins decreased 240 basis points during the six-month period ended July 3, 2020 as compared to the comparable period of 2019.
Year-to-date 2020 vs. year-to-date 2019 operating profit margin comparisons were favorably impacted by:

•
Higher 2020 core sales volumes, incremental year-over-year cost savings associated with the continuing productivity improvement initiatives taken in 2020 and 2019 and the impact of foreign currency exchange rates in the first half of 2020, net of incremental year-over-year costs associated with various new product development and sales and marketing growth investments - 60 basis points

•	The incremental net accretive effect in 2020 of acquired businesses and product line dispositions which did not qualify as discontinued operations - 235 basis points
Year-to-date 2020 vs. year-to-date 2019 operating profit margin comparisons were unfavorably impacted by:

•	Transaction costs, integration preparation costs and fair value adjustments to acquired inventory and deferred revenue related to the Cytiva Acquisition - 535 basis points

DIAGNOSTICS
The Company’s Diagnostics segment offers analytical instruments, reagents, consumables, software and services that hospitals, physicians’ offices, reference laboratories and other critical care settings use to diagnose disease and make treatment decisions.
Diagnostics Selected Financial Data

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Sales	$1,660.2	$1,618.3	$3,287.2	$3,155.1
Operating profit	293.2	282.9	544.4	516.0
Depreciation	100.8	94.2	194.9	185.8
Amortization	51.3	51.8	102.7	103.8
Operating profit as a % of sales	17.7%	17.5%	16.6%	16.4%
Depreciation as a % of sales	6.1%	5.8%	5.9%	5.9%
Amortization as a % of sales	3.1%	3.2%	3.1%	3.3%
Core Sales Growth

	% Change Three-Month Period Ended July 3, 2020 vs. Comparable 2019 Period	% Change Six- Month Period Ended July 3, 2020 vs. Comparable 2019 Period
Total sales growth (GAAP)	2.5%	4.0%
Impact of:
Currency exchange rates	2.5%	2.0%
Core sales growth (non-GAAP)	5.0%	6.0%
Pricing in the segment negatively impacted sales growth by 0.5% on a year-over-year basis during the three-month period ended July 3, 2020 and did not have a significant impact on sales growth on a year-over-year basis during the six-month period.
In the first half of 2020, increased demand for molecular diagnostics and acute care instruments and consumables to support the response to the COVID-19 pandemic was partially offset by lower demand for equipment and consumables in the clinical lab and pathology businesses as a result of shut-downs and restrictions relating to the COVID-19 pandemic. Core sales in the segment’s clinical lab business decreased on a year-over-year basis for both the three and six-month periods ended July 3, 2020, driven by lower demand across all major product lines. Geographically, demand declined in both periods across all major geographies as shutdown measures to curb COVID-19 reduced core laboratory testing volumes. During both the three and six-month periods, core sales increased in the molecular diagnostics business on a year-over-year basis in both developed and high-growth markets, which contributed significantly to overall segment core growth. The business experienced particularly strong growth in sales of instruments and consumables in the infectious disease product line in both the three and six-month periods ended July 3, 2020, driven by the development and commercialization of test solutions for COVID-19. Core sales in the acute care diagnostic business increased year-over-year across all major geographies and product lines in both the three and six-month periods, with continued strong demand for blood gas instruments and consumables driven in part by increased hospitalizations from the COVID-19 pandemic. Core sales in the pathology business declined year-over-year in both the three and six-month periods ended July 3, 2020, driven by reduced demand for advanced staining and core histology products as a result of the COVID-19 pandemic in North America and Western Europe during the three-month period as well as in China during the six-month period. The reduced demand for advanced staining and core histology products was partially offset by increased demand for pathology imaging products in both the three and six-month periods, primarily in North America.

Operating Profit Performance
Operating profit margins increased 20 basis points during the three-month period ended July 3, 2020 as compared to the comparable period of 2019. Year-over-year operating profit margin comparisons were favorably impacted by higher 2020 core sales volumes and incremental year-over-year cost savings associated with the continuing productivity improvement initiatives taken in 2020 and 2019, net of incremental year-over-year costs associated with various new product development, sales, service and marketing growth investments, unfavorable product mix and the impact of foreign currency exchange rates in the second quarter of 2020.
Operating profit margins increased 20 basis points during the six-month period ended July 3, 2020 as compared to the comparable period of 2019.
Year-to-date 2020 vs. year-to-date 2019 operating profit margin comparisons were favorably impacted by:

•
Higher 2020 core sales volumes and incremental year-over-year cost savings associated with the continuing productivity improvement initiatives taken in 2020 and 2019, net of incremental year-over-year costs associated with various new product development, sales, service and marketing growth investments, unfavorable product mix and the impact of foreign currency exchange rates in the first half of 2020 - 35 basis points

Year-to-date 2020 vs. year-to-date 2019 operating profit margin comparisons were unfavorably impacted by:

•	Impairment charges related to a facility incurred in the first quarter of 2020 - 15 basis points

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
Environmental & Applied Solutions Selected Financial Data

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Sales	$994.8	$1,113.6	$2,060.5	$2,170.1
Operating profit	222.0	260.2	461.9	504.8
Depreciation	11.4	12.6	23.3	25.0
Amortization	14.9	15.4	30.3	31.2
Operating profit as a % of sales	22.3%	23.4%	22.4%	23.3%
Depreciation as a % of sales	1.1%	1.1%	1.1%	1.2%
Amortization as a % of sales	1.5%	1.4%	1.5%	1.4%
Core Sales Growth

	% Change Three-Month Period Ended July 3, 2020 vs. Comparable 2019 Period	% Change Six- Month Period Ended July 3, 2020 vs. Comparable 2019 Period
Total sales growth (decline) (GAAP)	(10.5)%	(5.0)%
Impact of:
Currency exchange rates	2.0%	1.5%
Core sales growth (decline) (non-GAAP)	(8.5)%	(3.5)%

Price increases in the segment contributed 1.5% to sales growth on a year-over-year basis during both the three and six-month periods ended July 3, 2020 and are reflected as a component of core revenue growth (decline).
Core sales in the segment’s water quality business decreased at a mid-single digit rate during the three-month period ended July 3, 2020 compared to the comparable period of 2019 as a result of lower demand for equipment primarily from shutdowns and restrictions related to the COVID-19 pandemic in North America and Western Europe. On an overall basis, the water quality business grew slightly during the six-month period ended July 3, 2020 compared to the comparable period of 2019 as strong demand for consumables in the first quarter offset the weakness experienced in the second quarter. Year-over-year core sales in the analytical instrumentation product line decreased in both the three and six-month periods, driven by decreased demand in North America during both periods and in Western Europe during the three-month period. These declines were partially offset by increased demand in China during both periods. Core sales in the business’ chemical treatment solutions product line decreased during the three-month period and increased during the six-month period. Core sales were negatively impacted in both periods by lower demand in the oil and gas, primary metals and transportation end-markets, partially offset in the six-month period by increased demand in the food and beverage, consumer and industrial, and power end-markets. Geographically, year-over-year core sales for chemical treatment solutions decreased in North America during the three-month period and increased during the six-month period while core sales in Latin America decreased in both the three and six-month periods. Core sales in the business’ ultraviolet water disinfection product line decreased during both the three and six-month periods, as weaker demand in China offset increased demand in North America.
Core sales in the segment’s product identification businesses decreased at a double-digit rate during the three-month period and at a high-single digit rate during the six-month period ended July 3, 2020 compared to the comparable periods of 2019 driven by lower demand for equipment as a result of the COVID-19 pandemic. Core sales in the marking and coding business decreased during the both the three and six-month periods driven by lower demand for equipment in both the three and six-month periods. Demand for the marking and coding business in the second quarter decreased overall in equipment across end-markets, offset by growth in consumables in food, consumer goods and medical product end-markets. Geographically, weaker demand in Western Europe and the high-growth markets was partially offset by increased demand in North America in both periods. For packaging and color solutions products and services, core sales decreased in both the three and six-month periods, driven by lower demand for equipment in Western Europe, North America and the high-growth markets.
Operating Profit Performance
Operating profit margins decreased 110 basis points during the three-month period ended July 3, 2020 as compared to the comparable period of 2019. Year-over-year operating profit margin comparisons were unfavorably impacted by lower 2020 core sales volumes and incremental year-over-year costs associated with sales, service and marketing growth investments, net of incremental year-over-year cost savings associated with continuing productivity improvement initiatives taken in 2020 and 2019 and the impact of foreign currency exchange rates in the second quarter of 2020.
Operating profit margins decreased 90 basis points during the six-month period ended July 3, 2020 as compared to the comparable period of 2019. Year-over-year operating profit margin comparisons were unfavorably impacted by:

•
Lower 2020 core sales volumes, incremental year-over-year costs associated with sales, service and marketing growth investments, net of incremental year-over-year cost savings associated with continuing productivity improvement initiatives taken in 2020 and 2019 - 70 basis points

•	Impairment charges related to a trade name and other intangible assets incurred in the first quarter of 2020 - 20 basis points

COST OF SALES AND GROSS PROFIT

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Sales	$5,297.4	$4,444.5	$9,640.5	$8,664.7
Cost of sales	(2,444.8)	(1,960.7)	(4,345.1)	(3,826.0)
Gross profit	$2,852.6	$2,483.8	$5,295.4	$4,838.7
Gross profit margin	53.8%	55.9%	54.9%	55.8%
The year-over-year increase in cost of sales during both the three and six-month periods ended July 3, 2020 as compared to the comparable periods in 2019, was due primarily to the impact of higher year-over-year sales volumes, including sales volumes from recently acquired businesses, and 2020 acquisition-related charges associated with fair value adjustments to inventory in connection with the Cytiva Acquisition, which increased cost of sales by $197 million during both the three and six-month periods ended July 3, 2020.
The year-over-year decrease in gross profit margins during both the three and six-month periods ended July 3, 2020 as compared to the comparable periods in 2019, was due primarily to 2020 acquisition-related charges associated with fair value adjustments to inventory and deferred revenue in connection with the acquisition of Cytiva, which adversely impacted gross profit margin comparisons by approximately 400 basis points and 220 basis points during the three and six-month periods ended July 3, 2020, respectively. The impact of higher year-over-year sales volumes, including sales volumes from recently acquired businesses, and higher gross profit margins of recently acquired businesses partially offset this negative factor.

OPERATING EXPENSES

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Sales	$5,297.4	$4,444.5	$9,640.5	$8,664.7
Selling, general and administrative (“SG&A”) expenses	1,685.4	1,390.0	3,143.7	2,757.7
Research and development (“R&D”) expenses	322.6	282.1	609.6	549.6
SG&A as a % of sales	31.8%	31.3%	32.6%	31.8%
R&D as a % of sales	6.1%	6.3%	6.3%	6.3%
The year-over-year increase in SG&A expenses as a percentage of sales for both the three and six-month periods ended July 3, 2020 as compared to the comparable periods in 2019, was driven by incremental year-over-year amortization charges, primarily related to the Cytiva Acquisition, which adversely impacted SG&A as a percentage of sales by approximately 240 basis points and 125 basis points in the three and six-month periods, respectively, as well as continued investments in sales and marketing growth initiatives. Impairment charges related to a facility in the Diagnostics segment and a trade name and other intangible assets in the Environmental & Applied solutions segment incurred in the first quarter of 2020 and the incremental year-over-year transaction costs related to the Cytiva Acquisition also increased SG&A as a percentage of sales in the six-month period. These increases were partially offset in both the three and six-month periods by the benefit of increased leverage of the Company’s general and administrative cost base resulting from higher 2020 sales volumes, including sales volumes from recently acquired companies, incremental year-over-year cost savings associated with the continuing productivity improvement initiatives taken in 2020 and 2019 and lower travel expenses. Lower year-over-year transaction costs related to the Cytiva Acquisition also benefited SG&A as a percentage of sales during the three-month period.
R&D expenses (consisting principally of internal and contract engineering personnel costs) as a percentage of sales declined 20 basis points during the three-month period and were flat during the six-month period ended July 3, 2020 as compared to the comparable periods of 2019. The decline during the three-month period was primarily due to lower R&D expenses as a percentage of sales in businesses recently acquired as well as year-over-year differences in the timing of investments in the Company's new product development initiatives.

OTHER (EXPENSE) INCOME, NET
The Company disaggregates the service cost component of net periodic benefit costs of the noncontributory defined benefit pension plans and other postretirement employee benefit plans and presents the other components of net periodic benefit cost in other (expense) income, net. These other components include the assumed rate of return on plan assets, partially offset by amortization of actuarial losses and interest and aggregated to a gain of $5 million and $10 million for the three and six-month periods ended July 3, 2020, respectively, compared to a gain of $5 million and $10 million for the three and six-month periods ended June 28, 2019.
The Company estimates the fair value of investments in equity securities using the Fair Value Alternative and records adjustments to fair value within net earnings. Additionally, the Company is a limited partner in a partnership that invests in early stage companies. While the partnership records these investments at fair value, the Company’s investment in the partnership is accounted for under the equity method of accounting. During the three and six-month periods ended July 3, 2020, the Company recorded a $6 million unrealized loss ($0.01 per diluted common share) and $13 million unrealized loss ($0.02 per diluted common share), respectively, related to a reduction in the fair value of these investments. No significant realized gains or losses were recorded in the three and six-month periods ended June 28, 2019 with respect to these investments.

GAIN ON SALE OF PRODUCT LINES
As a condition to obtaining certain regulatory approvals for the closing of the Cytiva Acquisition, the Company was required to divest certain of its existing product lines in the Life Sciences segment that in the aggregate generated revenues of approximately $170 million in 2019. On April 30, 2020, the Company completed the sale of the majority of these product lines for a cash purchase price, net of cash transferred and transaction costs, of $810 million and recognized a pretax gain on sale of $455 million ($305 million after-tax or $0.42 per diluted common share) in the second quarter of 2020. The divestiture of these product lines did not represent a strategic shift with a major effect on the Company’s operations and financial results and therefore is not reported as a discontinued operation.

INTEREST COSTS AND FINANCING
For a discussion of the Company’s outstanding indebtedness, refer to Note 7 to the accompanying Consolidated Condensed Financial Statements.
Interest expense of $79 million and $126 million for the three and six-month periods ended July 3, 2020, respectively, was $59 million higher and $86 million higher than the comparable periods of 2019, due primarily to the higher average debt balances as a result of the issuances of debt in September 2019, November 2019, March 2020 and April 2020, higher U.S.-dollar denominated commercial paper borrowings in 2020, compared to the comparable periods of 2019, 2020 borrowings under the Five-Year Facility and 2020 borrowings under the Superseded 364-Day Facility.
Interest income of $1 million for the three-month period ended July 3, 2020 was $25 million lower than the comparable period of 2019, due primarily to lower rates on cash deposits. Interest income of $64 million for the six-month period ended July 3, 2020 was $22 million higher than the comparable period of 2019, due primarily to higher average cash balances during the first quarter of 2020 attributable to the cash raised to fund the Cytiva Acquisition, partially offset by lower rates on cash deposits.

INCOME TAXES
The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended		Six-Month Period Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Effective tax rate	24.0%	17.8%	21.2%	34.6%
The effective tax rate for the three-month period ended July 3, 2020 differs from the U.S. federal statutory rate of 21.0% principally due to a higher tax rate associated with the gain on the divestiture of certain product lines in the Life Sciences segment and changes in estimates associated with prior period uncertain tax positions, partially offset by excess tax benefits from stock-based compensation and other items. These items increased the reported tax rate on a net basis by 4.5%.
The effective tax rate for the six-month period ended July 3, 2020 differs from the U.S. federal statutory rate of 21.0% principally due to a higher tax rate associated with the gain on the divestiture of certain product lines in the Life Sciences segment and changes in estimates associated with prior period uncertain tax positions, partially offset by excess tax benefits from stock-based compensation, the release of reserves for uncertain tax positions due to the expiration of statutes of limitation and other items. These items increased the reported tax rate on a net basis by 1.7%.
The effective tax rate for the three-month period ended June 28, 2019 differs from the U.S. federal statutory rate of 21.0% principally due to the impact of earnings outside the United States which are generally taxed at rates lower than the U.S. federal rate. The effective tax rate for the three-month period ended June 28, 2019 also included net discrete benefits of $18 million ($0.02 per diluted common share) from the release of reserves for uncertain tax positions due to the expiration of statutes of limitation, benefits from changes in tax law in a certain foreign jurisdiction and excess tax benefits from stock-based compensation, partially offset by charges from audit settlements. These discrete tax benefits decreased the reported tax rate by 2.2%.
The effective tax rate for the six-month period ended June 28, 2019 differs from the U.S. federal statutory rate of 21.0% principally due to the impact of net discrete charges of $227 million ($0.31 per diluted common share) related primarily to changes in estimates associated with prior period uncertain tax positions and audit settlements, net of the release of reserves for uncertain tax positions due to the expiration of statutes of limitation, release of valuation allowances associated with certain foreign tax credits, tax benefits resulting from changes in tax law and excess tax benefits from stock-based compensation. These net discrete income tax charges increased the reported tax rate by 14.7%.

The Company conducts business globally, and files numerous consolidated and separate income tax returns in federal, state and foreign jurisdictions. Non-U.S. countries in which the Company has a significant presence include China, Denmark, Germany, Singapore, Sweden, Switzerland and the UK. The Company believes that a change in the statutory tax rate of any individual foreign country would not have a material impact on the on-going effective tax rate of the Company given the geographical dispersion of the Company’s taxable income.
The Company and its subsidiaries are routinely examined by various domestic and international taxing authorities. The Internal Revenue Service (“IRS”) has completed the examinations of substantially all of the Company’s federal income tax returns through 2011 and is currently examining certain of the Company’s federal income tax returns for 2012 through 2018. In addition, the Company has subsidiaries in Austria, Belgium, Canada, China, Denmark, France, Germany, India, Japan, Korea, Switzerland, the UK and various other countries, states and provinces that are currently under audit for years ranging from 2004 through 2018.
In the fourth quarter of 2018 and in the first quarter of 2019, the IRS proposed significant adjustments to the Company’s taxable income for the years 2012 through 2015 with respect to the deferral of tax on certain premium income related to the Company’s self-insurance programs. For income tax purposes, the recognition of premium income has been deferred in accordance with U.S. tax laws related to insurance. The IRS challenged the deferral of premiums for certain types of the Company’s self-insurance policies. These proposed adjustments would increase the Company’s taxable income over the 2012 through 2015 period by approximately $2.7 billion. Management believes the positions the Company has taken in its U.S. tax returns are in accordance with the relevant tax laws and is vigorously defending these positions. Due to the enactment of the Tax Cuts and Jobs Act in 2017 and the resulting reduction in the U.S. corporate tax rate for years after 2017, the Company revalued its deferred tax liabilities related to the temporary differences associated with this deferred premium income from 35.0% to 21.0%. If the Company is not successful in defending these assessments, the taxes owed to the IRS may be computed under the previous 35.0% statutory tax rate and the Company may be required to revalue the related deferred tax liabilities from 21.0% to 35.0%, which in addition to any interest due on the amounts assessed, would require a charge to future earnings. The ultimate resolution of this matter is uncertain, could take years and could result in a material adverse impact to the Company’s financial statements, including its cash flows and effective tax rate.
Tax authorities in Denmark have raised significant issues related to interest accrued by certain of the Company’s subsidiaries. On December 10, 2013, the Company received assessments from the Danish tax authority (“SKAT”) of approximately DKK 1.8 billion including interest (approximately $277 million based on the exchange rate as of July 3, 2020), imposing withholding tax relating to interest accrued in Denmark on borrowings from certain of the Company’s subsidiaries for the years 2004-2009. The Company appealed these assessments to the Danish National Tax Tribunal in 2014. The appeal is pending, awaiting the final outcome of other, preceding withholding tax cases that were appealed to the Danish Courts and subsequently to the Court of Justice of the European Union (“CJEU”). In February 2019, the CJEU decided several of these cases and ruled that the exemption of interest payments from withholding taxes provided in the applicable EU directive should be denied where taxpayers use the directive for abusive or fraudulent purposes, and that it is up to the national courts to make this determination. This decision of the CJEU now awaits application by the Danish High Court in the other, preceding withholding tax cases. SKAT has maintained a similar position related to withholding tax on interest accrued in Denmark on borrowings from certain of the Company’s subsidiaries with respect to tax years 2010-2012 and 2013-2015. On August 27, 2019 and December 16, 2019, the Company received assessments for these matters of approximately DKK 1.1 billion including interest (approximately $162 million based on the exchange rate as of July 3, 2020) for tax years 2010-2012 and DKK 753 million including interest (approximately $114 million based on the exchange rate as of July 3, 2020) for tax years 2013-2015, respectively. The Company is appealing these assessments as well.
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
On June 24, 2020, SKAT issued a press release to announce that it has misapplied Denmark’s interest rules in some assessments concerning withholding tax. The Company’s subsidiaries in Denmark have been notified that they may be one of the companies potentially overcharged interest but a determination of the impact on the above assessments has not been received.
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

•	The actual mix of earnings by jurisdiction could fluctuate from the Company’s projection, particularly given the uncertainties related to the COVID-19 pandemic.

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

COMPREHENSIVE INCOME
For the three and six-month periods ended July 3, 2020, comprehensive income attributable to Danaher increased approximately $1.2 billion and approximately $1.7 billion, respectively, as compared to the comparable periods of 2019, primarily driven by gains from foreign currency translation adjustments and higher net earnings in both the three and six-month periods and gains from cash flow hedge adjustments in the six-month period. The Company recorded a loss of $157 million and a gain of $265 million from cash flow hedge adjustments related to the Company’s cross-currency swap derivative contracts for the three and six-month periods ended July 3, 2020, respectively. The Company recorded foreign currency translation gains of $1.1 billion and $923 million for the three and six-month periods ended July 3, 2020, respectively, as compared to foreign currency translation losses of $47 million and $57 million for the three and six-month periods ended June 28, 2019, respectively.

INFLATION
The effect of inflation on the Company’s revenues and net earnings was not significant in the three and six-month periods ended July 3, 2020.

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
Notwithstanding the foregoing, the Company continues to monitor the impact of the COVID-19 pandemic on the Company’s liquidity and capital resources and take actions intended to mitigate adverse impacts. Historically, the Company has generally relied on borrowings under its commercial paper program to address liquidity requirements that exceed the capacity provided by its operating cash flows and cash on hand, while also accessing the capital markets from time to time to secure financing for more significant acquisitions. The COVID-19 pandemic has adversely affected the availability of new borrowings in the commercial paper markets. Therefore, in March and April 2020, the Company borrowed an aggregate of $2.5 billion under the Five-Year Facility and $2.5 billion under the Superseded 364-Day Facility for general corporate purposes (including payment of a portion of the purchase price for the Cytiva Acquisition and repayment of certain commercial paper obligations as they mature), and also issued approximately €2.5 billion (approximately $2.7 billion based on currency exchange rates as of the respective dates of the pricing of the notes) aggregate principal amount of euro-denominated long-term debt, the proceeds of which are also being used for general corporate purposes (including repayment of the borrowings under the Superseded 364-Day Facility, repayment of $1.25 billion of the borrowings under the Five-Year Facility in May 2020 and repayment of certain commercial paper obligations as they mature). Additionally, in May 2020, the Company completed the 2020 Common Stock Offering and 2020 MCPS Offering and received net proceeds of approximately $1.73 billion and $1.67 billion, respectively. Finally, on June 5, 2020, the Company entered into a new $2.5 billion 364-Day Facility with a syndicate of banks that expires on June 4, 2021 to replace the Superseded 364-Day Facility. As a result of the replacement of commercial paper borrowings with other borrowings as described above, the Company’s interest expense in future periods is expected to be higher than the historical interest expense paid on commercial paper borrowings. As of July 3, 2020, the Company had availability under its

Credit Facilities of approximately $4.5 billion for direct borrowings or to backstop the issuance of commercial paper to the extent available.
Following is an overview of the Company’s cash flows and liquidity ($ in millions):
Overview of Cash Flows and Liquidity

	Six-Month Period Ended
($ in millions)	July 3, 2020	June 28, 2019
Total operating cash provided by continuing operations	$2,271.0	$1,769.1

Cash paid for acquisitions	$(20,735.6)	$(326.6)
Payments for additions to property, plant and equipment	(287.9)	(294.4)
Proceeds from sales of property, plant and equipment	0.8	11.7
Payments for purchases of investments	(127.8)	(92.3)
Proceeds from sale of product lines	809.8	—
All other investing activities	11.4	16.1
Total investing cash used in continuing operations	$(20,329.3)	$(685.5)

Proceeds from the issuance of common stock in connection with stock-based compensation	$69.1	$83.0
Proceeds from the sale of common stock, net of issuance costs	1,728.5	1,443.2
Proceeds from the sale of preferred stock, net of issuance costs	1,668.1	1,599.6
Payment of dividends	(283.1)	(233.9)
Net (repayments of) proceeds from borrowings (maturities of 90 days or less)	(3,377.1)	599.6
Net proceeds from borrowings (maturities longer than 90 days)	7,691.3	—
Net repayments of borrowings (maturities longer than 90 days)	(3,750.0)	(3.9)
All other financing activities	(1.3)	(4.8)
Net operating cash provided by financing activities	$3,745.5	$3,482.8

•
Operating cash flows from continuing operations increased $502 million, or approximately 28%, during the six-month period ended July 3, 2020 as compared to the comparable period of 2019, due to higher net earnings (after excluding noncash impairment charges and fair value adjustments related to certain long-lived assets in 2020, noncash charges for depreciation, amortization and stock compensation in both periods, and noncash discrete tax charges in 2019), higher cash provided by trade accounts receivables and lower cash used for inventories during the 2020 period compared to the prior year, partially offset by higher cash used for payments for transaction costs incurred in connection with the Cytiva Acquisition, various employee-related liabilities, income taxes and accrued expenses in 2020 compared to the prior year.

•
Net cash used in investing activities consisted primarily of cash paid for acquisitions. The Company acquired Cytiva during the six-month period ended July 3, 2020 for total cash consideration of approximately $20.7 billion. Refer to Note 3 to the accompanying Consolidated Condensed Financial Statements for additional information on the funding of the Cytiva Acquisition.

•
On March 24, 2020, the Company borrowed approximately $2.5 billion under the Five-Year Facility and on April 7, 2020, the Company borrowed approximately $2.5 billion under the Superseded 364-Day Facility. The Company repaid $1.25 billion of the borrowings under the Five-Year Facility and all of the borrowings under the Superseded 364-Day Facility in May 2020. On March 30, 2020 and April 8, 2020, the Company issued senior unsecured Euronotes and received net proceeds of approximately €1.7 billion (approximately $1.9 billion based on currency exchange rates as of the date of the pricing of the notes) and approximately €754 million (approximately $816 million based on currency exchange rates as of the date of the pricing of the notes), respectively.

•
In May 2020, the Company completed the 2020 Common Stock Offering and the 2020 MCPS offering, resulting in net proceeds of approximately $1.73 billion, after deducting expenses and the underwriters’ discount of $54 million and approximately $1.67 billion, after deducting expenses and the underwriters’ discount of $49 million, respectively.

•	As of July 3, 2020, the Company held approximately $5.5 billion of cash and cash equivalents.

Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impact reported cash flows.
Operating cash flows from continuing operations were approximately $2.3 billion for the first six months of 2020, an increase of $502 million, or approximately 28.4%, as compared to the comparable period of 2019. The year-over-year change in operating cash flows from 2019 to 2020 was primarily attributable to the following factors:

•
2020 operating cash flows reflected an increase of $514 million in net earnings from continuing operations for the first six months of 2020 as compared to the comparable period in 2019. Partially offsetting the impact of this increase is the fact that 2019 net earnings from continuing operations include $227 million of net discrete noncash tax charges compared to a net discrete noncash tax benefit of $27 million in 2020. In addition, net earnings from continuing operations in 2020 included $21 million in aggregate of noncash impairment charges and fair value adjustments related to certain long-lived assets. Each of these noncash charges and adjustments decreased earnings without a corresponding impact to operating cash flows.

•
Net earnings for the first six months of 2020 also reflected an increase of $196 million of depreciation, amortization and stock compensation expense as compared to the comparable period of 2019. Amortization expense primarily relates to the amortization of intangible assets acquired in connection with acquisitions. Depreciation expense relates to both the Company’s manufacturing and operating facilities as well as instrumentation leased to customers under OTL arrangements. Depreciation, amortization and stock compensation are noncash expenses that decrease earnings without a corresponding impact to operating cash flows.

•
The aggregate of trade accounts receivable, inventories and trade accounts payable provided $44 million in operating cash flows during the first six months of 2020, compared to $172 million of operating cash flows used in the comparable period of 2019. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories and trade accounts payable depends upon how effectively the Company manages the cash conversion cycle, which effectively represents the number of days that elapse from the day it pays for the purchase of raw materials and components to the collection of cash from its customers and can be significantly impacted by the timing of collections and payments in a period.

•
The aggregate of prepaid expenses and other assets and accrued expenses and other liabilities provided $293 million of operating cash flows during the first six months of 2020, compared to $262 million of operating cash flows provided in the comparable period of 2019. The noncash discrete tax items noted above, the timing of cash payments for transaction costs incurred in connection with the Cytiva Acquisition and various employee-related liabilities, partially offset by customer funding and changes in accrued expenses, drove the majority of this change.

The continuing impact of the COVID-19 pandemic may have an adverse impact on the Company’s operating cash flow if the measures to contain and mitigate the spread of COVID-19 adversely impact the Company’s sales and earnings, the collections of accounts receivable, including delays in collections and increases in uncollectible receivables, and/or adversely impact our supply chain and inventory levels. The future impact from the COVID-19 pandemic on the Company’s operating cash flow is highly uncertain but may be material.

Investing Activities
Cash flows relating to investing activities consist of cash used for acquisitions and capital expenditures, including instruments leased to customers, cash used for investments and cash proceeds from divestitures of businesses or assets.
Net cash used in investing activities increased approximately $19.6 billion in the six-month period ended July 3, 2020 compared to the comparable period of 2019, primarily as a result of the Company’s acquisition of Cytiva in the first quarter of 2020. For a discussion of the Company’s acquisitions during the first six months of 2020 refer to “—Overview”.
Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development, improving information technology systems and the manufacture of instruments that are used in OTL arrangements that certain of the Company’s businesses enter into with customers. Capital expenditures decreased $7 million on a year-over-year basis for the six-month period ended July 3, 2020 compared to the comparable period in 2019, due to the completion of projects related to new facilities and operating assets across the Company, partially offset by spending at Cytiva. For the full year 2020, the Company forecasts capital spending to be approximately $800 million, though actual expenditures will ultimately depend on business conditions. The Company anticipates declines in expenditures for instruments used in OTL arrangements due to the COVID-19 pandemic to be offset by increased capital expenditures to support production of products related to testing, treatment and vaccines for COVID-19 and increases in capital expenditures as a result of the Cytiva Acquisition.

Financing Activities and Indebtedness
Cash flows relating to financing activities typically consist primarily of cash flows associated with the issuance and repayments of commercial paper, issuance and repayment of notes payable and long-term debt, borrowings under committed credit facilities, issuance and repurchases of common stock, issuance of preferred stock and payments of cash dividends to shareholders. Financing activities provided cash of approximately $3.7 billion during the six-month period ended July 3, 2020 of 2020 compared to approximately $3.5 billion of cash provided in the comparable period of 2019. The year-over-year increase in cash provided by financing activities was due primarily to borrowings under the 5-Year Facility and Superseded 364-Day Facility, the issuance of euro-denominated long-term notes, and the issuance of common stock and preferred stock in May 2020 partially offset by the repayment of commercial paper, the repayment of borrowings under the 5-Year Facility and Superseded 364-Day Facility, and the issuance of common stock and preferred stock in March 2019.
For a description of the Company’s financing activities in the first half of 2020, the Company’s outstanding debt as of July 3, 2020 and the Company’s commercial paper programs and credit facilities, refer to Note 7 to the accompanying Consolidated Condensed Financial Statements. As of July 3, 2020, the Company was in compliance with all of its respective debt covenants. Effective as of June 5, 2020, credit support for the Company’s commercial paper program is provided by the Five-Year Facility and the 364-Day Facility.
For a description of the Company’s financing of the Cytiva Acquisition, refer to Note 3 to the accompanying Consolidated Condensed Financial Statements.

Stock Repurchase Program
For information regarding the Company’s stock repurchase program, refer to Part II—Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”.

Dividends
Aggregate cash payments for dividends on Company common stock during the six-month period ended July 3, 2020 were $244 million and aggregate cash payments for dividends on the Company’s MCPS Shares during the six-month period ended July 3, 2020 were $39 million. The increase in dividend payments over the comparable period of 2019 primarily relates to dividends paid on the MCPS Series A, which were issued March 1, 2019, as well as an increase in the dividend rate for common stock beginning with respect to the dividend paid in the second quarter of 2019.
In the second quarter of 2020, the Company declared a regular quarterly dividend of $0.18 per share of Company common stock payable on July 31, 2020 to holders of record as of June 26, 2020. In addition, the Company declared a quarterly cash dividend of $11.875 per MCPS Series A that was paid on July 15, 2020 to holders of record as of June 30, 2020 and a quarterly cash dividend of $8.75 per MCPS Series B that was paid on July 15, 2020 to holders of record as of June 30, 2020.

Cash and Cash Requirements
As of July 3, 2020, the Company held approximately $5.5 billion of cash and cash equivalents that were held on deposit with financial institutions or invested in highly liquid investment-grade debt instruments with a maturity of 90 days or less. The Company expects interest income earned on cash in future periods to decline compared to prior periods, as the interest income earned in prior periods was driven by the funds raised to finance the Cytiva Acquisition. Of the cash and cash equivalents, approximately $3.4 billion was held within the United States and approximately $2.1 billion was held outside of the United States. The Company will continue to have cash requirements to support general corporate purposes, which may include working capital needs, capital expenditures and acquisitions, paying interest and servicing debt, paying taxes and any related interest or penalties, funding its restructuring activities and pension plans as required, paying dividends to shareholders, repurchasing shares of the Company’s common stock and supporting other business needs.
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
While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company’s foreign cash could be repatriated to the United States. Following enactment of the Tax Cuts and Jobs Act and the associated Transition Tax, in general, repatriation of cash to the United States can be completed with no incremental U.S. tax; however, repatriation of cash could subject the Company to non-U.S. taxes on distributions. The cash that the Company’s non-U.S. subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. The income taxes, if any, applicable to such earnings including basis differences in our foreign subsidiaries are not readily determinable. As of July 3, 2020, management believes that it has sufficient sources of liquidity to satisfy its cash needs, including its cash needs in the United States.
During 2020, the Company’s cash contribution requirements for its U.S. and non-U.S. defined benefit pension plans are forecasted to be approximately $85 million and $45 million, respectively. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law and includes a provision that allows employers to defer payment of contributions to U.S. defined benefit pension plans due in 2020 until January 1, 2021. The Company is still evaluating whether it will defer any 2020 contributions to its U.S. defined benefit pension plans pursuant to this provision.

CRITICAL ACCOUNTING ESTIMATES
There were no material changes to the Company’s critical accounting estimates described in the 2019 Annual Report that have a material impact on the Company’s Consolidated Condensed Financial Statements and the related Notes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Instruments and Risk Management,” in the Company’s 2019 Annual Report. There were no material changes during the quarter ended July 3, 2020 to this information reported in the Company’s 2019 Annual Report.

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

ITEM 1A. RISK FACTORS
Except to the extent set forth below, there were no material changes during the quarter ended July 3, 2020 to the risk factors reported in the Company's 2019 Annual Report or First Quarter 2020 Form 10-Q. The COVID-19 pandemic has heightened, and in some cases manifested, certain of the risks we normally face in operating our business, including those disclosed in the Company's 2019 Annual Report and First Quarter 2020 Form 10-Q and the risk factor disclosure in the Company's 2019 Annual Report and First Quarter 2020 Form 10-Q is qualified by the risk factor disclosure set forth below and the other information relating to COVID-19 that is described in this Quarterly Report on Form 10-Q. Additional information regarding risk factors can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Information Related to Forward-Looking Statements,” in Part I—Item 2 of this Form 10-Q, in Part I—Item 1A of the Company’s 2019 Annual Report and in Part II, Item 1A of the First Quarter 2020 Form 10-Q.

The COVID-19 pandemic has adversely impacted, and continues to pose risks to, our business, results of operations and financial condition, the nature and extent of which are highly uncertain and unpredictable.
Our global operations expose us to risks associated with public health crises, including epidemics and pandemics such as COVID-19. The global spread of COVID-19 has led to unprecedented restrictions on, and disruptions in, business and personal activities, including as a result of preventive and precautionary measures that we, other businesses, our communities and governments are taking to mitigate the spread. For example, many governments have issued “stay-at-home” orders which restrict business and personal activities, and many employers are requiring employees to work from home. In addition to existing travel and activity restrictions, jurisdictions may continue to close borders, impose prolonged quarantines and further restrict travel and other activities. The pandemic has caused a global recession of potentially extended duration.
The direct impact of COVID-19 and the preventive and precautionary measures implemented as a result thereof have adversely affected, and are expected to continue to adversely affect, certain elements of our Company (including to a different degree our operations, commercial organizations, supply chains and distribution systems) and the future impact may be material, though the impact on our different businesses and the different elements of our businesses varies (please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of how COVID-19 impacted our results of operations and financial position in the first half of 2020). In particular, we have experienced and/or may in the future experience:

•	adverse impacts on customer orders and purchases and unpredictable reductions in demand for many of our products;

•	constraints on the movement of our products through the supply chain;

•	adverse impacts on our collections of accounts receivable, including delays in collections and increases in uncollectible receivables;

•	supply chain capacity constraints and price increases, including with respect to freight services;

•	adverse impacts on our workforce and/or key employees;

•	unpredictable increases in demand for certain products; and

•	increased cybersecurity threat activity.
In an effort to optimize availability of needed medical and other supplies and products in connection with the COVID-19 pandemic, we may elect to or governments may require us to allocate manufacturing capacity (for example pursuant to the U.S. Defense Production Act) in a way that adversely affects our financial condition and results of operations, results in differential treatment of customers and/or adversely affects our reputation and customer relationships. In addition, unpredictable increases in demand for certain of our products could exceed our capacity to meet such demand on a timely basis or at all, which could adversely affect our financial condition, results of operations and customer relationships and result in negative publicity. The accelerated development and production of products and services in an effort to address medical and other requirements as a result of the pandemic could also increase the risk of regulatory enforcement actions, product defects or claims thereof.

Although we successfully issued Euro-denominated senior notes in underwritten offerings March and April 2020 and issued common stock and preferred stock in May 2020, COVID-19 has led to disruption and volatility in the global capital markets, which has increased the cost of, and adversely impacted access to, capital (including in the commercial paper markets) and increased economic uncertainty. There are no assurances that the commercial paper markets or the capital markets will be available to us in the future or that the lenders participating in our revolving credit facilities will be able to provide financing in accordance with their contractual obligations.
While the pandemic continues we expect to experience continued adverse impacts on our business, financial condition and results of operations, which adverse impacts are unpredictable and may be material. To the extent the pandemic moderates and geographies around the world ease restrictions in response thereto in the second half of 2020, we expect the negative impacts from the pandemic on Danaher to moderate. Even to the extent COVID-19 conditions begin to improve however, the duration and sustainability of any such improvements will be uncertain and continuing adverse impacts and/or the degree of improvement may vary dramatically by geography and line of business. The actions Danaher’s businesses take in response to any improvements in conditions may vary widely by geography and line of business and will likely be made with incomplete information; pose the risk that such actions may prove to be premature, incorrect or insufficient; and could have a material, adverse impact on Danaher. In addition, any restructuring activities we undertake in light of the COVID-19 impact may adversely affect our business, financial condition and results of operations.
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

•
We could experience difficulty or greater-than-anticipated costs in integrating the personnel, operations and financial and other controls and systems of Cytiva and could experience difficulty attracting and retaining key employees and customers.

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

As of July 3, 2020, we had approximately $22.4 billion in outstanding indebtedness. Our debt level and related debt service obligations (as well as the dividend obligations pursuant to the MCPS Series A and Series B) can have negative consequences, including (1) requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our debt (or dividends on our convertible preferred stock), which reduces the funds we have available for other purposes such as acquisitions and other investments; (2) reducing our flexibility in planning for or reacting to changes in our business and market conditions; and (3) exposing us to interest rate risk since a portion of our debt obligations are at variable rates.
Upon closing of the Cytiva Acquisition, our long-term unsecured debt credit rating was downgraded to BBB + by Standard & Poor’s and Baa1 by Moody’s, each two notches below our long-term unsecured debt credit rating prior to the closing of the Cytiva Acquisition. This reduction in our credit ratings may limit our ability to borrow at interest rates consistent with the interest rates that have been available to us prior to the Cytiva Acquisition. If our credit ratings are further downgraded or put on watch for a further potential downgrade, we may not be able to sell additional debt securities or borrow money in the amounts, at the times or interest rates or upon the more favorable terms and conditions that might be available if our current credit ratings were maintained.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the six-month period ended July 3, 2020. On July 16, 2013, the Company’s Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Repurchase Program, and the timing and amount of any shares repurchased under the program will be determined by the Company’s management based on its evaluation of market conditions and other factors. The Repurchase Program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plans) and for other corporate purposes. As of July 3, 2020, 20 million shares remained available for repurchase pursuant to the Repurchase Program. The Company expects to fund any future stock repurchases using the Company’s available cash balances or proceeds from the issuance of debt.
During the second quarter of 2020, holders of certain of the Company’s Liquid Yield Option Notes due 2021 (“LYONS”) converted such LYONS into an aggregate of 278 thousand shares of Danaher common stock, par value $0.01 per share. In each case, the shares of common stock were issued solely to existing security holders upon conversion of the LYONs pursuant to the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS

(a)	Exhibits:

3.1
Restated Certificate of Incorporation of Danaher Corporation (incorporated by reference from Exhibit 3.1 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2012 (Commission File Number: 001-08089))

3.2
Certificate of Designations of the 4.75% Mandatory Convertible Preferred Stock, Series A, filed with the Secretary of State of the State of Delaware on February 28, 2019 (incorporated by reference from Exhibit 3.1 to Danaher Corporation’s Current Report on Form 8-K filed March 1, 2019 (Commission File Number: 001-08089))

3.3
Certificate of Designations of the 5.00% Mandatory Convertible Preferred Stock, Series B, filed with the Secretary of State of the State of Delaware on May 11, 2020 (incorporated by reference from Exhibit 3.1 to Danaher Corporation’s Current Report on Form 8-K filed May 12, 2020 (Commission File Number: 001-08089))

3.4
Amended and Restated By-laws of Danaher Corporation (incorporated by reference from Exhibit 3.2 to Danaher Corporation’s Current Report on Form 8-K filed December 6, 2016 (Commission File Number: 001-08089))

4.1	Specimen Certificate of the 5.00% Mandatory Convertible Preferred Stock, Series B (contained in Exhibit 3.3 above)

10.1
Agreement by and between the Company and Thomas P. Joyce, Jr. (incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed May 6, 2020 (Commission File Number: 001-08089))

10.2
Amended and Restated Agreement Regarding Competition and Protection of Proprietary Interests by and between the Company and Rainer M. Blair, dated May 6, 2020 (incorporated by reference from Exhibit 10.2 to Danaher Corporation’s Current Report on Form 8-K filed May 6, 2020 (Commission File Number: 001-08089))

10.3	Agreement Regarding Competition and Protection of Proprietary Interests by and between Danaher Corporation and Joakim Weidemanis, dated as of May 15, 2020

10.4
Credit Agreement, dated as of June 5, 2020, among Danaher Corporation, certain of its subsidiaries party thereto, Bank of America, N.A., as Administrative Agent, and the lenders referred to therein (incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed June 10, 2020 (Commission File Number: 001-08089))

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

DANAHER CORPORATION

Date:	July 22, 2020	By:	/s/ Matthew R. McGrew
Matthew R. McGrew
Executive Vice President and Chief Financial Officer

Date:	July 22, 2020	By:	/s/ Robert S. Lutz
Robert S. Lutz
Senior Vice President and Chief Accounting Officer