Form 10-K
period 2020-12-31
DANAHER CORP /DE/
filed 2021-02-25
CIK 313616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐     No  ☒
As of February 5, 2021, the number of shares of Registrant’s common stock outstanding was 712,204,198. The aggregate market value of common stock held by non-affiliates of the Registrant on July 3, 2020 was $113.2 billion, based upon the closing price of the Registrant’s common stock as quoted on the New York Stock Exchange on such date.
 ____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the Registrant’s proxy statement for its 2021 annual meeting of shareholders to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end. With the exception of the sections of the 2021 Proxy Statement specifically incorporated herein by reference, the 2021 Proxy Statement is not deemed to be filed as part of this Form 10-K.

In this Annual Report, the terms “Danaher” or the “Company” refer to Danaher Corporation, Danaher Corporation and its consolidated subsidiaries or the consolidated subsidiaries of Danaher Corporation, as the context requires. Unless otherwise indicated, all financial data in this Annual Report refer to continuing operations only.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this Annual Report, in other documents we file with or furnish to the Securities and Exchange Commission (“SEC”), in our press releases, webcasts, conference calls, materials delivered to shareholders and other communications, are “forward-looking statements” within the meaning of the U.S. federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, pricing, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions and the integration thereof, divestitures, spin-offs, split-offs or other distributions, strategic opportunities, securities offerings, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; future regulatory approvals and the timing and conditionality thereof; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; future foreign currency exchange rates and fluctuations in those rates; the potential or anticipated direct or indirect impact of COVID-19 on our business, results of operations and/or financial condition; general economic and capital markets conditions; the anticipated timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that Danaher intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “should,” “could,” “intend,” “will,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the risks and uncertainties set forth below and under “Item 1A. Risk Factors” in this Annual Report.
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
Investment in our securities involves risk and uncertainty and you should carefully consider all information in this Annual Report on Form 10-K prior to making an investment decision regarding our securities. Below is a summary of material risks and uncertainties we face, which are discussed more fully in “Item 1A. Risk Factors”:
Business and Strategic Risks
•The COVID-19 pandemic has adversely impacted, and continues to pose risks to, certain elements of our business and our financial statements, the nature and extent of which are highly uncertain and unpredictable.
•Conditions in the global economy, the particular markets we serve and the financial markets can adversely affect our business and financial statements.
•We face intense competition and if we are unable to compete effectively, we may experience decreased demand and decreased market share. Even if we compete effectively, we may be required to reduce the prices we charge.
•Our growth depends in part on the timely development and commercialization, and customer acceptance, of new and enhanced products and services based on technological innovation. Our growth can also suffer if the markets into which we sell our products and services decline, do not grow as anticipated or experience cyclicality.
•The health care industry and related industries that we serve have undergone, and are in the process of undergoing, significant changes in an effort to reduce (and increase the predictability of) costs, which can adversely affect our business and financial statements.

•International economic, political, legal, compliance, social and business factors (including without limitation the impact of the United Kingdom’s departure from the European Union) can negatively affect our business and financial statements.
•Collaborative partners and other third-parties we rely on for development, supply and marketing of certain products, potential products and technologies could fail to perform sufficiently.
Acquisitions, Divestitures and Investment Risks
•Any inability to consummate acquisitions at our historical rate and at appropriate prices, and to make appropriate investments that support our long-term strategy, could negatively impact our growth rate and stock price. In addition, our acquisition of businesses, investments, joint ventures and other strategic relationships could negatively impact our business and financial statements and our indemnification rights may not fully protect us from liabilities we may incur related to such transactions.
•Divestitures or other dispositions could negatively impact our business, and contingent liabilities from businesses that we or our predecessors have disposed could adversely affect our business and financial statements. For example, we could incur significant liability if any of the split-off or spin-off transactions we have consummated is determined to be a taxable transaction or otherwise pursuant to our indemnification obligations with respect to such transactions.
Operational Risks
•Significant disruptions in, or breaches in security of, our information technology systems or data; other losses or disruptions due to catastrophe; and labor disputes can all adversely affect our business and financial statements.
•Defects and unanticipated use or inadequate disclosure with respect to our products or services, or allegations thereof, can adversely affect our business and financial statements.
•If we encounter problems manufacturing products, fail to adjust our manufacturing capacity or related purchases to reflect changing conditions, or suffer disruptions due to sole or limited sources of supply, our business and financial statements may suffer. Adverse changes with respect to key distributors and other channel partners can also adversely affect our business and financial statements.
•Our restructuring actions can have long-term adverse effects on our business and financial statements.
Intellectual Property Risks
•Any inability to adequately protect or avoid third party infringement of our intellectual property, and third party claims that we are infringing their intellectual property rights, can adversely affect our business and financial statements.
Financial and Tax Risks
•Our outstanding debt has increased significantly as a result of the acquisition of Cytiva, and we may incur additional debt in the future. Our existing and future indebtedness may limit our operations and our use of our cash flow and negatively impact our credit ratings; and any failure to comply with the covenants that apply to our indebtedness could adversely affect our business and financial statements.
•Our business and financial statements can be adversely affected by foreign currency exchange rates, changes in our tax rates (including as a result of changes in tax laws) or income tax liabilities/assessments, the outcome of tax audits, financial market risks related to our defined benefit pension plans, recognition of impairment charges for our goodwill or other intangible assets, and fluctuations in the cost and availability of commodities.
Legal, Regulatory, Compliance and Reputational Risks
•Our businesses are subject to extensive regulation (including without limitation regulations applicable to the healthcare industry). Failure to comply with those regulations (including without limitation by our employees, agents or business partners) or significant developments or changes in U.S. laws or policies can adversely affect our business and financial statements. Changes in governmental regulations can also reduce demand for our products or services or increase our expenses.
•With respect to the regulated medical devices we offer, certain modifications to such products may require new 510(k) clearances or other marketing authorizations and may require us to recall or cease marketing such products; off-label marketing of such products could result in substantial penalties; and clinical trials we conduct with respect to such products or potential products may have results that are unexpected or are perceived unfavorably by the market, all of which could adversely affect our business and financial statements.
•We are subject to or otherwise responsible for a variety of litigation and other legal and regulatory proceedings in the course of our business that can adversely affect our business and financial statements.
•Our operations, products and services expose us to the risk of environmental, health and safety liabilities, costs and violations that could adversely affect our business and financial statements.

PART I

ITEM 1. BUSINESS
General
Danaher is a global science and technology innovator committed to helping its customers solve complex challenges and improving quality of life around the world. Danaher is comprised of more than 20 operating companies with leadership positions in the life sciences, diagnostics, environmental and applied sectors, organized under three segments (Life Sciences; Diagnostics; and Environmental & Applied Solutions). United by the DANAHER BUSINESS SYSTEM (“DBS”), our businesses are also typically characterized by a high level of products and services that are sold on a recurring basis, primarily through a direct sales model and to a geographically diverse customer base. Our business’ research and development, manufacturing, sales, distribution, service and administrative facilities are located in more than 60 countries.
Danaher strives to create shareholder value primarily through three strategic priorities:
•strengthening our competitive advantage through consistent application of the DBS tools;
•enhancing our portfolio in attractive science and technology markets through strategic capital allocation; and
•consistently attracting and retaining exceptional talent.
Danaher measures its progress against these strategic priorities over the long-term based primarily on financial metrics relating to revenue growth, profitability, cash flow and capital returns, as well as certain non-financial metrics. To further the strategic objectives set forth above, the Company also acquires businesses and makes investments that either complement its existing business portfolio or expand its portfolio into new and attractive markets. Given the rapid pace of technological development and the specialized expertise typical of Danaher’s served markets, acquisitions, strategic alliances and investments provide the Company access to important new technologies and domain expertise. Danaher believes there are many acquisition and investment opportunities available within its targeted markets. The extent to which we identify, consummate and effectively integrate appropriate acquisitions and consummate appropriate investments affects our overall growth and operating results. Danaher also continually assesses the strategic fit of its existing businesses and may dispose of businesses that are deemed not to fit with its strategic plan.
DBS is not only the set of business processes and tools our operating companies use on a daily basis, but is more broadly our culture. As reflected in our logo, DBS features five fundamental core values:
1.The Best Team Wins
2.Customers Talk, We Listen
3.Kaizen is our Way of Life
4.Innovation Defines our Future
5.We Compete for Shareholders

Underpinned by these five fundamental core values as well as our Shared Purpose – Helping Realize Life’s Potential, the DBS tools are organized into three pillars that are designed to apply to every aspect of our business: Growth, Lean and Leadership.
The idea for Danaher originated in the early 1980’s when the Company’s founders, Steven M. and Mitchell P. Rales, envisioned a business that would generate sustainable long-term value for customers, employees and shareholders. Through a series of acquisitions and divestitures, Danaher has evolved over time from a more industrial-oriented company into the science and technology innovator it is today. While the operating companies that make up Danaher have changed, DBS continues to be the guiding philosophy for the Company.
Sales in 2020 by geographic destination (geographic destination refers to the geographic area where the final sale to the Company’s unaffiliated customer is made) as a percentage of total 2020 sales were: North America, 40% (including 39% in the United States); Western Europe, 24%; other developed markets, 6%; and high-growth markets, 30%. The Company defines high-growth markets as developing markets of the world experiencing extended periods of accelerated growth in gross domestic product and infrastructure which include Eastern Europe, the Middle East, Africa, Latin America and Asia (with the exception of Japan, Australia and New Zealand). The Company defines developed markets as all markets of the world that are not high-growth markets.
LIFE SCIENCES
The Company’s Life Sciences segment offers a broad range of instruments and consumables that are primarily used by customers to study the basic building blocks of life, including genes, proteins, metabolites and cells, in order to understand the causes of disease, identify new therapies, and test and manufacture new drugs and vaccines. Sales in 2020 for this segment by geographic destination (as a percentage of total 2020 sales) were: North America, 37%; Western Europe, 28%; other developed markets, 7%; and high-growth markets, 28%.
Danaher established the life sciences business in 2005 through the acquisition of Leica Microsystems and has expanded the business through numerous subsequent acquisitions, including the acquisitions of AB Sciex and Molecular Devices in 2010, Beckman Coulter in 2011, Pall in 2015, Phenomenex in 2016, IDT in 2018 and Cytiva in 2020. On March 31, 2020, the Company acquired the Biopharma business of General Electric Company’s (“GE”) Life Sciences division, now known as Cytiva, for a cash purchase price of approximately $20.7 billion (net of approximately $0.1 billion of acquired cash) and the assumption of approximately $0.4 billion of pension liabilities (the “Cytiva Acquisition”). Cytiva is a leading provider of instruments, consumables and software that support the research, discovery, process development and manufacturing workflows of biopharmaceutical drugs. Cytiva is included in the Company’s Life Sciences segment results beginning in the second quarter of 2020. The acquisition has provided and is expected to provide additional sales and earnings growth opportunities for the Company’s Life Sciences segment by expanding the business’ geographic and product line diversity, including new product and service offerings that complement the Company’s current biologics workflow solutions. As a condition to obtaining certain regulatory approvals for the closing of the transaction, the Company was required to divest certain of its existing product lines in the Life Sciences segment that in the aggregate generated revenues of approximately $170 million in 2019.
The Life Sciences segment consists of the following businesses:
Bioprocess —The bioprocess business is a leading provider of technologies, consumables and services that advance and accelerate the development and manufacture of vaccines, biologic drugs, and novel cell and gene therapies. The business offers solutions that support its customers across the pharmaceutical and biopharmaceutical value chain, from the earliest stages of drug discovery and research, to product and process development, clinical trials, therapy manufacturing and clinical use. The business’ workflow solutions include process chromatography instruments and consumables, cell culture media, single-use technologies, development instrumentation, lab filtration, and genomics consumables.
Filtration—The filtration, separation and purification technologies business is a leading provider of products used to remove solid, liquid and gaseous contaminants from a variety of liquids and gases, primarily through the sale of filtration consumables and to a lesser extent systems that incorporate filtration consumables and associated hardware. The business’ core materials and technologies can be applied in many ways to solve complex fluid separation challenges, and are sold across a wide array of applications in two primary business groups:
•Life Sciences. The business’ life sciences technologies facilitate the process of drug discovery, development, regulatory validation and production and are sold to biopharmaceutical, food and beverage and medical customers. In the biopharmaceutical area, the business sells a broad line of filtration and purification technologies, single use bioreactors and associated accessories, hardware and engineered systems primarily to pharmaceutical and biopharmaceutical companies for use in the development and commercialization of chemically synthesized and biologically derived drugs, plasma and vaccines. Biotechnology drugs, plasma and biologically derived vaccines in particular are filtration and purification intensive and represent a significant opportunity for growth for the business in the biopharmaceutical area. The business also serves the filtration needs of the food and beverage markets, helping customers ensure the quality and safety of their products while lowering operating costs and minimizing waste. In the medical area, hospitals use the Company’s breathing circuit and intravenous filters and water filters to help control the spread of infections.
•Industrial. Virtually all of the raw materials, process fluids and waste streams that are found in industry are candidates for multiple stages of filtration, separation and purification. In addition, most of the machines used in complex production processes require filtration to protect sensitive parts from degradation due to contamination. The business’ technologies enhance the quality and efficiency of manufacturing processes and prolong equipment life in applications such as semiconductor equipment, airplanes, oil refineries, power generation turbines, petrochemical plants, municipal water plants and mobile mining equipment. Within these segments, demand is driven by end-users and original equipment manufacturers (“OEM”) seeking to improve product performance, increase production and efficiency, reduce operating costs, extend the life of their equipment, conserve water and meet environmental regulations.
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
Customers served by the Life Sciences segment select products based on a number of factors, including product quality and reliability, the product’s capacity to enhance productivity, innovation (particularly productivity and sensitivity improvements), product performance and ergonomics, access to a service and support network and the other factors described under “—Competition.” The businesses in Danaher’s Life Sciences segment market their products and services under key brands including BECKMAN COULTER, CYTIVA, IDT, LEICA MICROSYSTEMS, MOLECULAR DEVICES, PALL, PHENOMENEX and SCIEX. Manufacturing facilities are located in North America, Europe, Asia and New Zealand. The business sells to customers through direct sales personnel and independent distributors.
DIAGNOSTICS
The Company’s Diagnostics segment offers analytical instruments, reagents, consumables, software and services that hospitals, physicians’ offices, reference laboratories and other critical care settings use to diagnose disease and make treatment decisions. Sales in 2020 for this segment by geographic destination (as a percentage of total 2020 sales) were: North America, 43%; Western Europe, 19%; other developed markets, 5%; and high-growth markets, 33%.
Danaher established the diagnostics business in 2004 through the acquisition of Radiometer and expanded the business through numerous subsequent acquisitions, including the acquisitions of Vision Systems in 2006, Beckman Coulter in 2011, Iris International and Aperio Technologies in 2012, HemoCue in 2013, Devicor Medical Products in 2014, the clinical microbiology business of Siemens Healthcare Diagnostics in 2015 and Cepheid in 2016. The Diagnostics segment consists of the following businesses:
Core Lab Diagnostics—The core lab business is a leading manufacturer and marketer of biomedical testing instruments, systems and related consumables that are used to evaluate and analyze samples made up of body fluids, cells and other substances. The information generated is used to diagnose disease, monitor and guide treatment and therapy, assist in managing chronic disease and assess patient status in hospital, outpatient and physicians’ office settings. The business offers the following products.
•Chemistry systems use electrochemical detection and chemical reactions with patient samples to detect and quantify substances of diagnostic interest in blood, urine and other body fluids. Commonly performed tests include glucose, cholesterol, triglycerides, electrolytes, proteins and enzymes, as well as tests to detect urinary tract infections and kidney and bladder disease.
•Immunoassay systems also detect and quantify biochemicals of diagnostic interest (such as proteins and hormones) in body fluids, particularly in circumstances where more specialized diagnosis is required. Commonly performed immunoassay tests assess thyroid function, screen and monitor for cancer and cardiac risk and provide important information in fertility and reproductive testing.
•Hematology products are used for cellular analysis. The business’ hematology systems use principles of physics, optics, electronics and chemistry to separate cells of diagnostic interest and then quantify and characterize them, allowing clinicians to study formed elements in blood (such as red and white blood cells and platelets).
•Microbiology systems are used for the identification of bacteria and antibiotic susceptibility testing (ID/AST) from human clinical samples, to detect and quantify bacteria related to microbial infections in urine, blood, and other body fluids, and to detect infections such as urinary tract infections, pneumonia and wound infections. The business’ technology enables direct testing of clinical isolates to ensure reliable detection of resistance to antibiotics.

•Automation systems reduce manual operation and associated cost and errors from the pre-analytical through post-analytical stages including sample barcoding/information tracking, centrifugation, aliquoting, storage and conveyance. These systems along with the analyzers described above are controlled through laboratory level software that enables laboratory managers to monitor samples, results and lab efficiency.
Typical users of the segment’s core lab products include hospitals, physician’s offices, reference laboratories and pharmaceutical clinical trial laboratories.
Molecular Diagnostics—The molecular diagnostics business is a leading provider of biomedical testing instruments, systems and related consumables that enable DNA-based testing for organisms and genetic-based diseases in both clinical and non-clinical markets. These products integrate and automate the complicated and time-intensive steps associated with DNA-based testing (including sample preparation and DNA amplification and detection) to allow the testing to be performed in both laboratory and non-laboratory environments with minimal training and infrastructure. These products also include systems which commonly test for health care-associated infections, respiratory disease, sexual health and virology.
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
Anatomical Pathology Diagnostics—The anatomical pathology diagnostics business is a leader in the anatomical pathology industry, offering a comprehensive suite of instrumentation and related consumables used across the entire workflow of a pathology laboratory. The anatomical pathology diagnostics products include chemical and immuno-staining instruments, reagents, antibodies and consumables; tissue embedding, processing and slicing (microtomes) instruments and related reagents and consumables; slide cover-slipping and slide/cassette marking instruments; imaging instrumentation including slide scanners, microscopes and cameras; software solutions to store, share and analyze pathology images digitally and minimally invasive, vacuum-assisted breast biopsy collection instruments. Typical users of these products include pathologists, lab managers and researchers.
Customers in the diagnostics industry select products based on a number of factors, including product quality and reliability, the scope of tests that can be performed, the accuracy and speed of the product, the product’s ability to enhance productivity, ease of use, total cost of ownership and access to a highly qualified service and support network as well as the other factors described under “—Competition.” The businesses in Danaher’s Diagnostics segment market their products and services under key brands including BECKMAN COULTER, CEPHEID, HEMOCUE, LEICA BIOSYSTEMS, MAMMATOME and RADIOMETER. Manufacturing facilities are located in North America, Europe, Asia and Australia. The business sells to customers primarily through direct sales personnel and, to a lesser extent, through independent distributors.
ENVIRONMENTAL & APPLIED SOLUTIONS
The Company’s Environmental & Applied Solutions segment offers products and services that help protect important resources and keep global food and water supplies safe. Sales in 2020 for this segment by geographic destination (as a percentage of total 2020 sales) were: North America, 45%; Western Europe, 23%; other developed markets, 3%; and high-growth markets, 29%. The Company’s Environmental & Applied Solutions segment consists of the following businesses:
Water Quality—The Company’s water quality business is a leading provider of instrumentation, consumables, software, services and disinfection systems to help analyze, treat and manage the quality of ultra-pure, potable, industrial, waste, ground, source and ocean water in residential, commercial, municipal, industrial and natural resource applications. Danaher entered the water quality sector in the late 1990’s through the acquisitions of Dr. Lange and Hach Company, and has enhanced the geographic coverage and capabilities of its products and services through subsequent acquisitions, including the acquisition of Trojan Technologies Inc. in 2004 and ChemTreat, Inc. in 2007. The water quality business designs, manufactures and markets:
•a wide range of analytical instruments, related consumables, software and services that detect and measure chemical, physical and microbiological parameters in ultra-pure, potable, industrial, waste, municipal, ground, source and ocean water;
•chemical treatment solutions intended to address corrosion, scaling and biological growth problems in boiler, cooling water and wastewater applications as well as associated analytical services, primarily in applied and industrial end markets; and
•ultraviolet disinfection systems, consumables and services, which disinfect billions of gallons of municipal, industrial and consumer water every day.

Typical users of these products and services include professionals in municipal drinking water and wastewater treatment plants, industrial process and discharge water facilities, wastewater treatment facilities, third-party testing laboratories and environmental operations. Customers in these industries choose suppliers based on a number of factors including the customer’s existing supplier relationships, application expertise, product performance and ease of use, the comprehensiveness of the supplier’s solutions offering, after-sales service and support and the other factors described under “—Competition.” The Company’s water quality businesses provide products under a variety of key brands, including CHEMTREAT, HACH, MCCROMETER, OTT HYDROMET, PALL WATER, SEA-BIRD and TROJAN TECHNOLOGIES. Manufacturing facilities are primarily located in North America, Europe and Asia. Sales are made through the business’ direct sales personnel, e-commerce, independent representatives and independent distributors.
Product Identification—The Company’s product identification business is a leading provider of instruments, software, services and consumables for various color and appearance management, packaging design and quality management, packaging converting, printing, marking, coding and traceability applications for consumer, pharmaceutical and industrial products. Danaher entered the product identification market through the acquisition of Videojet in 2002, and has expanded the product and geographic coverage through various subsequent acquisitions, including the acquisitions of Willett International Limited in 2003, Linx Printing Technologies PLC in 2005, EskoArtwork in 2011, X-Rite in 2012, Laetus in 2015, Advanced Vision Technology Limited (“AVT”) in 2017 and Blue Software in 2018. The product identification business designs, manufactures and markets:
•a variety of instruments, consumables and solutions used to give products unique identities by printing date, lot and bar codes and other information on primary and secondary packaging, applying high-quality alphanumeric codes, logos and graphics to a wide range of surfaces at a variety of production line speeds, angles and locations on a product or package. Its vision inspection and track-and-trace solutions also help pharmaceutical and consumer goods manufacturers safeguard the authenticity of their products through supply chains.
•software for online collaboration, three-dimensional virtualization, workflow automation, quality approvals and prepress processes to manage structural design, artwork creation, color and product information for branded packaging and marketing materials. Its packaging solutions help consumer goods manufacturers improve their business processes, shorten time to market and reduce costs across internal departments and external suppliers.
•innovative color and appearance solutions through standards, software, measurement devices and related services. The business’ expertise in inspiring, virtualizing, selecting, specifying, formulating and measuring color and appearance helps users improve the quality and relevance of their products and reduce costs.
•flexographic computer-to-plate imaging equipment, solutions for print process control, press control and quality assurance systems for the packaging, labels and commercial print industries. Its automation, print process and press control solutions help packaging manufacturers reduce lead time and satisfy their customers’ demands for smaller, more frequent print jobs.
Typical users of these products include manufacturers of consumer goods, pharmaceuticals, paints, plastics and textiles, retailers, graphic design firms and packaging printers and converters. Customers in these industries choose suppliers based on a number of factors, including domain experience, speed and accuracy, ease of connection to the internet and other software systems, equipment uptime and reliable operation without interruption, ease of maintenance, service coverage and the other factors described under “—Competition.” The product identification business’ products are primarily marketed under key brands including AVT, ESKO, LAETUS, LINX, PANTONE, VIDEOJET and X-RITE. Manufacturing and software development facilities are located in North America, Europe, Latin America and Asia. Sales are generally made through the business’ direct sales personnel, independent distributors and e-commerce.
************************************

The following discussion includes information common to all of Danaher’s segments.
Materials
The Company’s manufacturing operations employ a wide variety of raw materials, including metallic-based components, electronic components, chemistries, OEM products, plastics and other petroleum-based products. Prices of oil and gas also affect the Company’s costs for freight and utilities. The Company purchases raw materials from a large number of independent sources around the world. No single supplier is material, although for some components that require particular specifications or regulatory or other qualifications there may be a single supplier or a limited number of suppliers that can readily provide such components. The Company utilizes a number of techniques to address potential disruption in and other risks relating to its supply chain, including in certain cases the use of safety stock, alternative materials and qualification of multiple supply sources. During 2020, the Company had no raw material shortages that had a material effect on the business. For a further discussion of risks related to the materials and components required for the Company’s operations, refer to “Item 1A. Risk Factors.”
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
Competition
Although the Company’s businesses generally operate in highly competitive markets, the Company’s competitive position cannot be determined accurately in the aggregate or by segment since none of its competitors offer all of the same product and service lines or serve all of the same markets as the Company, or any of its segments, does. Because of the range of the products and services the Company sells and the variety of markets it serves, the Company encounters a wide variety of competitors, including well-established regional competitors, competitors who are more specialized than it is in particular markets, as well as larger companies or divisions of larger companies with substantial sales, marketing, research and financial capabilities. The Company is facing increased competition in a number of its served markets as a result of the entry of new, large companies into certain markets, the entry of competitors based in low-cost manufacturing locations, and increasing consolidation in particular markets. The number of competitors varies by product and service line. Management believes that the Company has a market leadership position in many of the markets it serves. Key competitive factors vary among the Company’s businesses and product and service lines, but include the specific factors noted above with respect to each particular business and typically also include price, quality and safety, performance, delivery speed, application expertise, service and support, technology and innovation, distribution network, breadth of product, service and software offerings and brand name recognition. For a discussion of risks related to competition, refer to “Item 1A. Risk Factors.”
Human Capital
As of December 31, 2020, the Company had approximately 69,000 employees (whom we refer to as “associates”), of whom approximately 24,000 were employed in the United States and approximately 45,000 were employed outside of the United States. Approximately 67,000 of the Company’s total employees were full-time and 2,000 were part-time employees. Of the United States employees, approximately 300 were hourly-rated, unionized employees. Outside the United States, the Company has government-mandated collective bargaining arrangements and union contracts in certain countries, particularly in Europe where many of the Company’s employees are represented by unions and/or works councils.
Danaher is committed to attracting, developing, engaging and retaining the best people from around the world to sustain and grow our science and technology leadership. As noted above, “Consistently attracting and retaining exceptional talent” is one of our three strategic priorities and “The Best Team Wins” is one of our five Core Values, reflecting the critical role our human capital plays in supporting our strategy. Our human capital strategy spans multiple, key dimensions, including the following:
•Culture and Governance
◦Our culture is rooted in DBS and in our Shared Purpose, Helping Realize Life’s Potential. At its core, DBS reflects a commitment to use process to continuously improve every aspect of our business. Our Shared Purpose gives meaning and direction to our continuous improvement.
◦Danaher’s Board of Directors reviews the Company’s human capital strategy annually and at other times during the year in connection with significant initiatives and acquisitions, supported by the Compensation Committee’s oversight of our executive and equity compensation programs. At the management level, our Senior Vice President of Human Resources, who reports directly to our President and CEO, is responsible for the development and execution of the Company’s human capital strategy.

•Recruitment
◦As part of our commitment to the Core Value “The Best Team Wins”, we focus on identifying, attracting and recruiting diverse talent to meet our current and future business needs. Danaher’s talent acquisition strategy is focused on broadening our candidate pools, which we believe will increase underrepresented talent throughout the Company.
•Engagement
◦General. Our engagement strategy focuses on developing the best workplace and best people leaders to meet our associates’ needs every day. Further, we believe that better associate engagement helps enable better retention and better business performance. We assess our engagement performance through an annual engagement survey that addresses engagement, direct supervisor effectiveness, behavior change and performance enablement, as well as through our voluntary turnover rate.
◦D+I. We believe a diverse workforce and culture of inclusion is essential to drive innovation, fuel growth and help ensure our technologies and products effectively serve a global customer base. Danaher’s Diversity + Inclusion Council (including Danaher’s Senior Vice President of Human Resources, Vice President of Diversity + Inclusion and multiple other executive officers) oversees the development and execution of our diversity and inclusion (“D+I”) strategy. We focus on broadening our candidate pools, sourcing diverse slates in the hiring process and implementing and sustaining programs (such as our U.S.-based Associate Resource Groups for Women, Black, Latinx, LGBTQ and Asian descent associates) that offer mentorship, support and engagement to help our associates, including those from underrepresented groups, succeed and thrive. In support of our D+I commitment, we conduct regular pay reviews from a race (in the United States.) and gender (globally) perspective that serve to proactively identify and address potential pay differences. As of December 31, 2020, 36% of our total associates were female; 29% of our managerial associates were female; 33% of our total U.S. associates were People of Color; and 25% of our U.S. managerial associates were People of Color.
•Retention
◦Compensation and Benefits. We are committed to offering competitive compensation and benefits, tailored in form and amount to geography, industry, experience and performance and designed to attract associates, motivate and reward performance, drive growth and support retention. We have a common job architecture across our businesses to provide a standardized framework for defining jobs, job families, and career levels, and set market-aligned pay structures for each career level (adjusted as appropriate for the particular job family, industry, and geography) based on a range of compensation surveys.
◦Performance Management. Our Performance for Growth process supports our high-performance culture by seeking to ensure that high-performing associates are recognized and rewarded for their contributions.
◦Talent Development and Career Mobility. Our talent development program (which is generally structured to consist of 70% on-the-job learning, 20% coaching and mentoring and 10% formal training) strives to provide every associate with appropriate development opportunities. In particular, we make available to people leaders at every level training, coaching and developmental resources to help them be effective leaders and advance their careers. We further encourage internal promotion and mobility through our Danaher Go program, which makes open positions throughout the organization visible to associates and proactively encourages our associates to seek promotional opportunities. We assess our performance in this area using metrics including internal fill rate (which tracks the percentages of open roles at particular levels filled by our own associates) as well as the percentage of eligible associates with talent assessments/career plans.
◦Safety and Risk Management. Associate safety is deeply embedded in our culture. Our Environment, Health and Safety (“EHS”) Policy establishes the core principles upon which our EHS management programs are built, and associates use our DBS-based “4E” toolkit to identify, assess and control hazards related to ergonomics, energetics, exposures and environment. In addition, we evaluate and manage risks relating to our human capital strategy as part of Danaher’s enterprise risk management program. Key quantitative measures that we use to assess performance in this category include total recordable incident rate (defined as the number of work-related injuries or illness cases serious enough to require treatment beyond first aid, per 200,000 hours worked) and days away, restricted or transferred (defined as the number of work-related injuries or illness cases that result in an employee working with physical restrictions, being away from work or unable to do their job or transferring to other work, per 200,000 hours worked).

The health and well-being of our associates has been a key area of focus in our response to the COVID-19 pandemic. We launched a global Employee Assistance Program in March 2020 to ensure a consistent support structure for mental health and well-being across the Company and expanded the program over the course of the year to provide enhanced support with respect to childcare, eldercare and tutoring, among other areas. In the United States, we have provided benefits beyond the requirements of the Families First Act, for example by extending our leave policy to cover elder care and providing for voluntary leaves even in certain circumstances not required by the law. We have focused on implementing safety precautions on a facility-specific basis, such as wearing appropriate protective equipment, social distancing measures, work-from-home requirements where feasible and in many cases staggered work shifts, restricted work zones and daily temperature screenings. The results of our 2020 Associate Engagement Survey validate the impact of these efforts: 88% of surveyed associates felt satisfied with Danaher’s efforts to care for associates during the pandemic, while 93% of surveyed associates agreed that their leaders took actions to maintain a safe work environment.
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
Government Contracts
Although the substantial majority of the Company’s revenue in 2020 was from customers other than governmental entities, each of Danaher’s segments has agreements relating to the sale of products to government entities. As a result, the Company is subject to various statutes and regulations that apply to companies doing business with governments. For a discussion of risks related to government contracting requirements, refer to “Item 1A. Risk Factors.” No material portion of Danaher’s business is subject to renegotiation of profits or termination of contracts at the election of a government entity.
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
We must also comply with post-market surveillance regulations, including medical device reporting (“MDR”) requirements which require that we review and report to the FDA any incident in which our products may have caused or contributed to a death or serious injury. We must also report any incident in which our product has malfunctioned if that malfunction would likely cause or contribute to a death or serious injury if it were to recur.
Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Medical devices approved or cleared by the FDA may not be promoted for unapproved or uncleared uses, otherwise known as “off-label” promotion. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.
In the European Union (“EU”), our products are subject to the medical device and in vitro medical device laws of the various member states, which for many years were based on Directives of the European Commission. However, in May 2017, the EU adopted new, formal regulations to replace such Directives; specifically, the EU Medical Device Regulation (the “EU MDR”) and In Vitro Diagnostic Regulation (the “EU IVDR”), each of which imposes stricter requirements for the marketing and sale of medical devices and in vitro devices, including in the area of clinical evaluation requirements, quality systems and post-market surveillance. The EU regulations were adopted with staggered transitional periods that have since been updated. The full application of the EU MDR has been postponed until May 2021, while the EU IVDR will be fully applicable in May 2022. Complying with the EU MDR and EU IVDR requires modifications to our quality management systems, additional resources in certain functions and updates to technical files, among other changes, which cost approximately $30 million in 2020 and we anticipate will cost approximately $35 million in 2021.
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
•Many of our healthcare-related products are purchased by healthcare providers that typically bill various third-party payers, such as governmental healthcare programs (e.g., Medicare, Medicaid and comparable non-U.S. programs), private insurance plans and managed care plans, for the healthcare services provided to their patients. The ability of our customers to obtain appropriate reimbursement for products and services from third-party payers is critical because it affects which products customers purchase and the prices they are willing to pay. As a result, many of our healthcare-related products are subject to regulation regarding quality and cost by the U.S. Department of Health and Human Services (“HHS”), including the Centers for Medicare & Medicaid Services (“CMS”), as well as comparable state and non-U.S. agencies responsible for reimbursement and regulation of healthcare goods and services, including laws and regulations related to kickbacks, false claims, self-referrals and healthcare fraud. Third-party payers are increasingly reducing reimbursements for medical products and services and, in international markets, many countries have instituted price ceilings on specific products and therapies. Price ceilings, decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce usage and patient demand for the product.

•The U.S. Federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration (including any kickback or bribe), directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made in whole or in part under a federal health care program, such as Medicare or Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
•The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) prohibits knowingly and willfully (1) executing, or attempting to execute, a scheme to defraud any health care benefit program, including private payors, or (2) falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. In addition, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, also restricts the use and disclosure of patient identifiable health information, mandates the adoption of standards relating to the privacy and security of patient identifiable health information and requires the reporting of certain security breaches with respect to such information. Similar to the U.S. Federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the healthcare fraud statute implemented under HIPAA or specific intent to violate it in order to have committed a violation.
•The False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal health care program, knowingly makes, uses or causes to be made or used, a false record or statement material to a false or fraudulent claim, or knowingly makes a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. The qui tam provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act.
•The federal Civil Monetary Penalties Law prohibits, among other things, the offering or transferring of remuneration to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of Medicare or Medicaid payable items or services.
•The Open Payments Act requires manufacturers of medical devices covered under Medicare, Medicaid or the Children’s Health Insurance Program with specific exceptions to record payments and other transfers of value to a broad range of healthcare providers and teaching hospitals and to report this data as well as ownership and investment interests held by the physicians described above and their immediate family members to HHS for subsequent public disclosure. Similar reporting requirements have also been enacted on the state level, and an increasing number of countries either have adopted or are considering similar laws requiring transparency of interactions with health care professionals.
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
Data Privacy and Security Laws
As a global organization, we are subject to data privacy and security laws, regulations, and customer-imposed controls in numerous jurisdictions as a result of having access to and processing confidential, personal and/or sensitive data in the course of our business. For example, in the United States, HIPAA privacy and security rules require certain of our operations to maintain controls to protect the availability and confidentiality of patient health information, individual states regulate data breach and security requirements and multiple governmental bodies assert authority over aspects of the protection of personal privacy. In particular, the California Consumer Privacy Act (“CCPA”), which came into effect in January 2020 has some of the same features as the GDPR (discussed below), and has already prompted several other states to consider enacting similar laws. The EU General Data Protection Regulation that became effective in May 2018 (“GDPR”) has imposed significantly stricter requirements in how we collect, transmit, process and retain personal data, including, among other things, in certain circumstances a requirement for almost immediate notice of data breaches to supervisory authorities with significant fines for non-compliance. Several other countries such as China and Russia have passed, and other countries are considering passing, laws that require personal data relating to their citizens to be maintained on local servers and impose additional data transfer restrictions. For a discussion of risks related to these laws, refer to “Item 1A. Risk Factors.”
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
Export/Import Compliance
The Company is required to comply with various U.S. export/import control and economic sanctions laws, including:
•the International Traffic in Arms Regulations administered by the U.S. Department of State, Directorate of Defense Trade Controls, which, among other things, imposes license requirements on the export from the United States of defense articles and defense services listed on the U.S. Munitions List;
•the Export Administration Regulations administered by the U.S. Department of Commerce, Bureau of Industry and Security, which, among other things, impose licensing requirements on the export, in-country transfer and re-export of certain dual-use goods, technology and software (which are items that have both commercial and military, or proliferation applications);

•the regulations administered by the U.S. Department of Treasury, Office of Foreign Assets Control, which implement economic sanctions imposed against designated countries, governments and persons based on United States foreign policy and national security considerations; and
•the import regulatory activities of the U.S. Customs and Border Protection and other U.S. government agencies.
Other nations’ governments have implemented similar export/import control and economic sanction regulations, which may affect the Company’s operations or transactions subject to their jurisdictions.
In addition, under U.S. laws and regulations, U.S. companies and their subsidiaries and affiliates outside the United States are prohibited from participating or agreeing to participate in unsanctioned foreign boycotts in connection with certain business activities, including the sale, purchase, transfer, shipping or financing of goods or services within the United States or between the United States and countries outside of the United States. If we, or certain third parties through which we sell or provide goods or services, violate anti-boycott laws and regulations, we may be subject to civil or criminal enforcement action and varying degrees of liability.
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
For a discussion of the United Kingdom’s withdrawal from the EU (“Brexit”) and certain risks and implications thereof for the Company, refer to “Item 1A—Risk Factors”.
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

ITEM 1A. RISK FACTORS
You should carefully consider the risks and uncertainties described below, together with the information included elsewhere in this Annual Report on Form 10-K and other documents we file with the SEC. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies, such as market conditions, economic conditions, geopolitical events, changes in laws, regulations or accounting rules, fluctuations in interest rates, terrorism, wars or conflicts, major health concerns including epidemics, natural disasters or other disruptions of expected business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business and financial statements, including our results of operations, liquidity, financial condition and stock price.

Business and Strategic Risks
The COVID-19 pandemic has adversely impacted, and continues to pose risks to, certain elements of our business and our financial statements, the nature and extent of which are highly uncertain and unpredictable.
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
The direct impact of COVID-19 and the preventive and precautionary measures implemented as a result thereof have adversely affected, and are expected to continue to adversely affect, certain elements of our Company (including to a different degree our operations, commercial organizations, supply chains and distribution systems) and the future impact may be material, though the impact on our different businesses and the different elements of our businesses varies (please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of how COVID-19 impacted our results of operations and financial position in 2020). Without limiting the foregoing, we have experienced and/or may in the future experience:
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
•unpredictable increases in demand for certain products; and
•increased cybersecurity attack activity.
In an effort to optimize availability of needed medical and other supplies and products in connection with the COVID-19 pandemic, we may elect to or governments may require us or our customers to allocate manufacturing capacity (for example pursuant to the U.S. Defense Production Act (“DPA”)) in a way that adversely affects our financial condition and results of operations, results in differential treatment of customers and/or adversely affects our reputation and customer relationships. For example, certain of our customers are or have been subject to DPA requirements relating to the production of COVID-19 related products and have required certain of our businesses to also comply with these requirements under our supply agreements. Further, the Biomedical Advanced Research and Development Authority (“BARDA”) of the U.S. government has agreed to finance an expansion of production capacity at one of our businesses for COVID-19 related products, and in connection therewith the business has committed certain of such incremental production capacity to the U.S. government pursuant to the DPA. In addition, unpredictable increases in demand for certain of our products can exceed our capacity to meet such demand on a timely basis or at all, which can result in negative publicity and otherwise adversely affect our business and financial statements. The accelerated development and production of products and services in an effort to address medical and other requirements as a result of the pandemic also increases the risk of regulatory enforcement actions, product defects or claims thereof. In addition, the COVID-19 vaccines that are developed may not all use Danaher’s vaccine development/production solutions, and/or may use Danaher’s solutions to different degrees; and if the number of COVID-19 vaccines under development declines (for example because one or a limited number of vaccines emerges as the preferred solution) the demand for Danaher’s vaccine development/production solutions may decline. Danaher’s COVID-19 testing solutions may also not ultimately be the preferred testing solutions for COVID-19. Any of these developments may adversely affect our business and financial statements.
Although we successfully issued debt and equity in underwritten offerings in 2020, COVID-19 has led to disruption and volatility in the global capital markets, which has increased the cost of, and adversely impacted access to, capital (including in the commercial paper markets) and increased economic uncertainty. There are no assurances that the commercial paper markets or the capital markets will be available to us in the future or that the lenders participating in our revolving credit facilities will be able to provide financing in accordance with their contractual obligations.

While the pandemic continues we expect to experience continued adverse impacts on our business and financial statements, which adverse impacts are unpredictable and may be material. Even to the extent COVID-19 conditions begin to improve, the duration and sustainability of any such improvements will be uncertain and continuing adverse impacts and/or the degree of improvement may vary dramatically by geography and line of business. The actions Danaher’s businesses take in response to any improvements in conditions may vary widely by geography and line of business and will likely be made with incomplete information; pose the risk that such actions may prove to be premature, incorrect or insufficient; and could have a material, adverse impact on our business and financial statements. In addition, any restructuring activities we undertake in light of the COVID-19 impact may adversely affect our business and financial statements.
Conditions in the global economy, the particular markets we serve and the financial markets may adversely affect our business and financial statements.
Our business is sensitive to general economic conditions. Slower economic growth in the domestic and/or international markets, actual or anticipated default on sovereign debt, volatility in the currency and credit markets, high levels of unemployment or underemployment, reduced levels of capital expenditures, changes or anticipation of potential changes in government trade, fiscal, tax and monetary policies, changes in capital requirements for financial institutions, government deficit reduction and budget negotiation dynamics, sequestration, austerity measures and other challenges that affect the global economy have in the past adversely affected, and may in the future adversely affect, the Company and its distributors, customers and suppliers, including having the effect of:
•reducing demand for our products and services (in this Annual Report, references to products and services also includes software), limiting the financing available to our customers and suppliers, increasing order cancellations and resulting in longer sales cycles and slower adoption of new technologies;
•increasing the difficulty in collecting accounts receivable and the risk of excess and obsolete inventories;
•increasing price competition in our served markets;
•supply interruptions, which could disrupt our ability to produce our products;
•increasing the risk of impairment of goodwill and other long-lived assets, and the risk that we may not be able to fully recover the value of other assets such as real estate and tax assets;
•increasing the risk that counterparties to our contractual arrangements will become insolvent or otherwise unable to fulfill their contractual obligations which, in addition to increasing the risks identified above, could result in preference actions against us; and
•adversely impacting market sizes and growth rates.
If growth in the global economy or in any of the markets we serve slows for a significant period, if there is significant deterioration in the global economy or such markets or if improvements in the global economy do not benefit the markets we serve, our business and financial statements could be adversely affected.

We face intense competition and if we are unable to compete effectively, we may experience decreased demand and decreased market share. Even if we compete effectively, we may be required to reduce the prices we charge.
Our businesses operate in industries that are intensely competitive and have been subject to increasing consolidation. Because of the range of the products and services we sell and the variety of markets we serve, we encounter a wide variety of competitors; refer to “Item 1. Business—Competition” for additional details. In order to compete effectively, we must retain longstanding relationships with major customers and continue to grow our business by establishing relationships with new customers, continually developing new products and services to maintain and expand our brand recognition and leadership position in various product and service categories and penetrating new markets, including high-growth markets. Our ability to compete can also be impacted by changing customer preferences and requirements (for example increased demand for products incorporating digital capabilities or more environmentally-friendly products and supplier practices) as well as changes in the way healthcare services are delivered (including the movement of some care from acute to non-acute settings and increased focus on chronic disease management). Cost containment efforts by governments and the private sector, particularly in the healthcare industry, are also resulting in increased emphasis on products that reduce costs and improve efficiency and effectiveness. In addition, significant shifts in industry market share have occurred and may in the future occur in connection with product problems, safety alerts and publications about products, reflecting the competitive significance of product quality, product efficacy and quality systems in our industry. Our failure to compete effectively and/or pricing pressures resulting from competition may adversely impact our business and financial statements, and our expansion into new markets may result in greater-than-expected risks, liabilities and expenses. In addition, the Company’s competitors and customers have from time to time introduced, and may in the future introduce, private label, generic or low-cost products that compete with the Company’s products at lower price points. Competitors’ products can capture significant market share or lead to a decrease in market prices overall, resulting in an adverse effect on the Company’s business and financial statements.
Our growth depends in part on the timely development and commercialization, and customer acceptance, of new and enhanced products and services based on technological innovation.
We generally sell our products and services in industries that are characterized by rapid technological changes, frequent new product introductions and changing industry standards. If we do not develop innovative new and enhanced products and services on a timely basis, our offerings will become obsolete over time and our business and financial statements will suffer. Our success will depend on several factors, including our ability to:
•correctly identify customer needs and preferences and predict future needs and preferences;
•allocate our R&D funding to products and services with higher growth prospects;
•anticipate and respond to our competitors’ development of new products and services and technological innovations;
•differentiate our offerings from our competitors’ offerings and avoid commoditization;
•innovate and develop new technologies and applications, and acquire or obtain rights to third-party technologies that may have valuable applications in our served markets;
•obtain adequate intellectual property rights with respect to key technologies before our competitors do;
•successfully commercialize new technologies in a timely manner, price them competitively and cost-effectively manufacture and deliver sufficient volumes of new products of appropriate quality on time;
•obtain necessary regulatory approvals of appropriate scope (including with respect to medical device products by demonstrating satisfactory clinical results where applicable, as well as achieving third-party reimbursement); and
•stimulate customer demand for and convince customers to adopt new technologies.
If we fail to accurately predict future customer needs and preferences or fail to produce viable technologies, we may invest heavily in R&D of products and services that do not lead to significant revenue, which would adversely affect our business and financial statements. Even when we successfully innovate and develop new and enhanced products and services, we often incur substantial costs in doing so, and our profitability may suffer. In addition, promising new offerings may fail to reach the market or realize only limited commercial success because of real or perceived efficacy or safety concerns, failure to achieve positive clinical outcomes, uncertainty over third-party reimbursement or entrenched patterns of clinical practice. Competitors may also develop after-market services and parts for our products which attract customers and adversely affect our return on investment for new products.

The health care industry and related industries that we serve have undergone, and are in the process of undergoing, significant changes in an effort to reduce (and increase the predictability of) costs, which can adversely affect our business and financial statements.
The health care industry and related industries that we serve have undergone, and are in the process of undergoing, significant changes in an effort to reduce (and increase the predictability of) costs, including the following:
•many of our customers, and the end-users to whom our customers supply products, rely on government funding of and reimbursement for healthcare products and services and research activities. The PPACA, health care austerity measures in other countries and other potential healthcare reform changes and government austerity measures have reduced and may further reduce the amount of government funding or reimbursement available to customers or end-users of our products and services and/or the volume of medical procedures using our products and services. For example, the Protecting Access to Medicare Act of 2014, or PAMA, introduced a multi-year pricing program for services payable under the Clinical Laboratory Fee Schedule (“CLFS”) that is designed to bring Medicare allowable amounts in line with the amounts paid by private payers. It is still unclear whether and to what extent these new rates will affect overall pricing and reimbursement for clinical laboratory testing services, but to the extent our customers conclude that Medicare reimbursement for these services is inadequate, it can in turn adversely impact the prices at which we sell our products. Other countries, as well as some private payors, also control the price of health care products, directly or indirectly, through reimbursement, payment, pricing or coverage limitations, tying reimbursement to outcomes or (in the case of governmental entities) through compulsory licensing. Global economic uncertainty or deterioration can also adversely impact government funding and reimbursement.
•governmental and private health care providers and payors around the world are increasingly utilizing managed care for the delivery of healthcare services, centralizing purchasing, limiting the number of vendors that may participate in purchasing programs, forming group purchasing organizations and integrated health delivery networks and pursuing consolidation to improve their purchasing leverage and using competitive bid processes to procure healthcare products and services. Payors are also seeking to improve price predictability in an effort to mitigate exposure to future price increases.
These changes as well as other impacts from market demand, government regulations, third-party coverage and reimbursement policies and societal pressures are changing the way healthcare is delivered, reimbursed and funded and have in the past and could in the future cause participants in the healthcare industry and related industries that we serve to purchase fewer of our products and services, reduce the prices they are willing to pay for our products or services, reduce the amounts of reimbursement and funding available for our products and services from governmental agencies or third-party payors, heighten clinical data requirements, reduce the volume of medical procedures that use our products and services, affect the acceptance rate of new technologies and products and increase our compliance and other costs. In addition, we may be excluded from important market segments or unable to enter into contracts with group purchasing organizations and integrated health networks on terms acceptable to us, and even if we do enter into such contracts they may be on terms that negatively affect our current or future profitability. All of the factors described above can adversely affect our business and financial statements.
International economic, political, legal, compliance, social and business factors can negatively affect our business and financial statements.
In 2020, approximately 61% of our sales were derived from customers outside the United States. In addition, many of our manufacturing operations, suppliers and employees are located outside the United States. Since our growth strategy depends in part on our ability to further penetrate markets outside the United States and increase the localization of our products and services, we expect to continue to increase our sales and presence outside the United States, particularly in the high-growth markets. Our international business (and particularly our business in high-growth markets) is subject to risks that are customarily encountered in non-U.S. operations, including:
•interruption in the transportation of materials to us and finished goods to our customers;
•differences in terms of sale, including longer payment terms than are typical in the United States;
•local product preferences and product requirements;
•changes in a country’s or region’s political, social or economic conditions, such as the devaluation of particular currencies;
•trade protection measures, embargoes and import or export restrictions and requirements;
•unexpected changes in laws or regulatory requirements, including changes in tax laws;

•capital controls and limitations on ownership and on repatriation of earnings and cash;
•the potential for nationalization of enterprises;
•changes in local healthcare delivery, payment and reimbursement policies and programs;
•limitations on legal rights and our ability to enforce such rights;
•difficulty in staffing and managing widespread operations;
•differing labor or employment regulations;
•difficulties in implementing restructuring actions on a timely or comprehensive basis;
•differing protection of intellectual property; and
•greater uncertainty, risk, expense and delay in commercializing products in certain foreign jurisdictions, including with respect to product and other regulatory approvals.
International business risks have in the past and may in the future negatively affect our business and financial statements.
For example, in 2020 we generated approximately 12% of our sales from China. Accordingly, our business and financial statements can be adversely influenced by political, economic, legal, compliance and social conditions in China generally. Additionally, China’s government continues to play a significant role in regulating industry development by imposing industrial policies, and it maintains control over China’s economic growth through setting monetary policy and determining treatment of particular industries or companies. Further, considerable uncertainty exists regarding the long-term effects of the expansionary monetary and fiscal policies adopted by the central banks and financial authorities of some of the world’s leading economies, including the United States and China. Uncertainty or adverse changes to economic conditions in China or the policies of China’s government or its laws and regulations can have a material adverse effect on the overall economic growth of China and can adversely affect our business and financial statements.
In addition, our global operations expose us to risks associated with public health crises and epidemics, such as COVID-19, which could adversely impact our supply chains and distribution systems, reduce demand for our products and services, and otherwise adversely affect our business and financial statements.
Our growth can suffer if the markets into which we sell our products and services decline, do not grow as anticipated or experience cyclicality.
Our growth depends in part on the growth of the markets which we serve, and visibility into our markets is limited (particularly for markets into which we sell through distribution). Our quarterly sales and profits depend substantially on the volume and timing of orders received during the fiscal quarter, which are difficult to forecast. Any decline or lower than expected growth in our served markets could diminish demand for our products and services, which would adversely affect our business and financial statements. Certain of our businesses operate in industries that may experience periodic, cyclical downturns. In addition, in certain of our businesses demand depends on customers’ capital spending budgets as well as government funding policies, and matters of public policy and government budget dynamics as well as product and economic cycles can affect the spending decisions of these entities. Demand for our products and services is also sensitive to changes in customer order patterns, which may be affected by announced price changes, marketing or promotional programs, new product introductions, the timing of industry trade shows and changes in distributor or customer inventory levels due to distributor or customer management thereof or other factors. Any of these factors could adversely affect our business and financial statements in any given period.
Certain of our businesses rely on relationships with collaborative partners and other third-parties for development, supply and marketing of certain products, potential products and technologies, and such collaborative partners or other third-parties could fail to perform sufficiently.
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
Acquisitions, Divestitures and Investment Risks
Any inability to consummate acquisitions at our historical rate and at appropriate prices, and to make appropriate investments that support our long-term strategy, could negatively impact our growth rate and stock price.
Our ability to grow revenues, earnings and cash flow at or above our historic rates depends in part upon our ability to identify and successfully acquire and integrate businesses at appropriate prices and realize anticipated synergies, and to make appropriate investments that support our long-term strategy. We may not be able to consummate acquisitions at rates similar to the past, which could adversely impact our growth rate and our stock price. Promising acquisitions and investments are difficult to identify and complete for a number of reasons, including high valuations, competition among prospective buyers or investors, the availability of affordable funding in the capital markets and the need to satisfy applicable closing conditions and obtain applicable antitrust and other regulatory approvals on acceptable terms. In addition, competition for acquisitions and investments has resulted and may result in higher purchase prices. Changes in accounting or regulatory requirements or instability in the credit markets could also adversely impact our ability to consummate acquisitions and investments.
Our acquisition of businesses, investments, joint ventures and other strategic relationships could negatively impact our business and financial statements.
As part of our business strategy we acquire businesses, make investments and enter into joint ventures and other strategic relationships in the ordinary course, and we also from time to time complete more significant transactions; refer to MD&A for additional details. For example, our acquisition of Cytiva in March 2020 is Danaher’s largest acquisition to date based on purchase price. Acquisitions (including the acquisition of Cytiva), investments, joint ventures and strategic relationships involve a number of financial, accounting, managerial, operational, legal, compliance and other risks and challenges, including but not limited to the following, any of which could adversely affect our business and our financial statements:
•businesses, technologies, services and products that we acquire or invest in sometimes under-perform relative to our expectations and the price that we paid, fail to perform in accordance with our anticipated timetable or fail to achieve and/or sustain profitability;
•we from time to time incur or assume significant debt in connection with our acquisitions, investments, joint ventures or strategic relationships, which can also cause a deterioration of Danaher’s credit ratings, result in increased borrowing costs and interest expense and diminish our future access to the capital markets;
•acquisitions, investments, joint ventures or strategic relationships can cause our financial results to differ from our own or the investment community’s expectations in any given period, or over the long-term;
•pre-closing and post-closing earnings charges can adversely impact our results in any given period, and the impact may be substantially different from period-to-period;
•acquisitions, investments, joint ventures or strategic relationships can create demands on our management, operational resources and financial and internal control systems that we are unable to effectively address;
•we can experience difficulty in integrating cultures, personnel, operations and financial and other controls and systems and retaining key employees and customers;
•we may be unable to achieve cost savings or other synergies anticipated in connection with an acquisition, investment, joint venture or strategic relationship;
•we have assumed and may assume unknown liabilities, known contingent liabilities that become realized, known liabilities that prove greater than anticipated, internal control deficiencies or exposure to regulatory sanctions resulting from the acquired company’s or investee’s activities and the realization of any of these liabilities or deficiencies can increase our expenses, adversely affect our financial position or cause us to fail to meet our public financial reporting obligations;
•in connection with acquisitions and joint ventures, we often enter into post-closing financial arrangements such as purchase price adjustments, earn-out obligations and indemnification obligations, which can have unpredictable financial results;

•as a result of our acquisitions and investments, we have recorded significant goodwill and other assets on our balance sheet and if we are not able to realize the value of these assets, or if the value of our investments declines, we are required to incur impairment charges;
•we may have interests that diverge from those of our joint venture partners or other strategic partners or the companies we invest in, and we may not be able to direct or influence the management and operations of the joint venture, other strategic relationship or investee in the manner we believe is most appropriate, exposing us to additional risk; and
•investing in or making loans to early-stage companies often entails a high degree of risk, and we do not always achieve the strategic, technological, financial or commercial benefits we anticipate; we may lose our investment or fail to recoup our loan; or our investment may be illiquid for a greater-than-expected period of time.
The indemnification provisions of acquisition agreements by which we have acquired companies may not fully protect us and as a result we may face unexpected liabilities.
Certain of the acquisition agreements by which we have acquired companies require the former owners to indemnify us against certain liabilities related to the operation of the acquired company before we acquired it. In most of these agreements, however, the liability of the former owners is limited and certain former owners may be unable to meet their indemnification responsibilities. We cannot assure you that these indemnification provisions will protect us fully or at all, and as a result we may face unexpected liabilities that adversely affect our business and financial statements.
Divestitures or other dispositions could negatively impact our business, and contingent liabilities from businesses that we or our predecessors have disposed could adversely affect our business and financial statements.
We continually assess the strategic fit of our existing businesses and may divest, spin-off, split-off or otherwise dispose of businesses that are deemed not to fit with our strategic plan or are not achieving the desired return on investment. For example, in 2015, Danaher separated and split-off to Danaher shareholders the majority of its former communications business in a Reverse Morris Trust transaction with NetScout Systems, Inc. (the “Communications Disposition”), in 2016 Danaher separated and spun-off to Danaher shareholders its former Test & Measurement segment, Industrial Technologies segment (excluding the product identification businesses) and retail/commercial petroleum business (collectively known as Fortive Corporation) (the “Fortive Disposition”), and in 2019 Danaher consummated the separation and initial public offering (“IPO”) and subsequent split-off of its Dental segment, known as Envista Holdings Corporation (the “Envista Disposition”). Transactions such as these pose risks and challenges that could negatively impact our business and financial statements. For example, when we decide to sell or otherwise dispose of a business or assets, we may be unable to do so on satisfactory terms within our anticipated timeframe or at all, and even after reaching a definitive agreement to sell or dispose a business the sale is typically subject to satisfaction of pre-closing conditions which may not become satisfied. In addition, divestitures or other dispositions can dilute the Company’s earnings per share, have other adverse financial, tax and accounting impacts and distract management, and disputes can arise with buyers. In addition, we have retained responsibility for and/or have agreed to indemnify buyers against some known and unknown contingent liabilities related to a number of businesses we or our predecessors have sold or disposed. The resolution of these contingencies has not had a material effect on our business or financial statements but we cannot be certain that this favorable pattern will continue.
Potential indemnification liabilities pursuant to the Communications Disposition, the Fortive Disposition or the Envista Disposition could materially and adversely affect our business and financial statements.
With respect to each of the Communications Disposition, the Fortive Disposition and the Envista Disposition, we entered into a separation agreement and related agreements to govern the separation and related transactions and the relationship between the respective companies going forward. These agreements provide for specific indemnity and liability obligations of each party that can lead to disputes between us and the respective counterparty. If we are required to indemnify any of the other parties under the circumstances set forth in these agreements, we may be subject to substantial liabilities. In addition, with respect to the liabilities for which the other parties have agreed to indemnify us under these agreements, there can be no assurance that the indemnity rights we have against such other parties will be sufficient to protect us against the full amount of the liabilities, or that such other parties will be able to fully satisfy their respective indemnification obligations. It is also possible that a court could disregard the allocation of assets and liabilities agreed to between Danaher and such other parties and require Danaher to assume responsibility for obligations allocated to such other parties. Each of these risks could negatively affect our business and financial statements.

We could incur significant liability if any of the Communications Disposition, the Fortive Disposition or the Envista Disposition is determined to be a taxable transaction.
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
Operational Risks
A significant disruption in, or breach in security of, our information technology systems or data or violation of data privacy laws can adversely affect our business and financial statements.
We rely on information technology systems, some of which are provided and/or managed by third-parties, to process, transmit and store electronic information (including sensitive data such as confidential business information and personally identifiable data relating to employees, customers, other business partners and patients), and to manage or support a variety of critical business processes and activities (such as receiving and fulfilling orders, billing, collecting and making payments, shipping products, providing services and support to customers and fulfilling contractual obligations). In addition, some of our remote monitoring products and services incorporate software and information technology that house personal data and some products or software we sell to customers connect to our systems for maintenance or other purposes. These systems, products and services (including those we acquire through business acquisitions) can be damaged, disrupted or shut down due to attacks by computer hackers, computer viruses, ransomware, human error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events, and in any such circumstances our system redundancy and other disaster recovery planning may be ineffective or inadequate. Attacks can also target hardware, software and information installed, stored or transmitted in our products after such products have been purchased and incorporated into third-party products, facilities or infrastructure. Security breaches of systems provided or enabled by us, regardless of whether the breach is attributable to a vulnerability in our products or services, or security breaches of third party systems we rely on to process, store or transmit electronic information, can result in the misappropriation, destruction or unauthorized disclosure of confidential information or personal data belonging to us or to our employees, partners, customers, patients or suppliers. Like most multinational corporations, our information technology systems and data have been subject to computer viruses, malicious codes, unauthorized access and other cyber-attacks and we expect the sophistication and frequency of such attacks to continue to increase. Unauthorized tampering, adulteration or interference with our products may also adversely affect product functionality and result in loss of data, risk to patient safety and product recalls or field actions. The attacks, breaches, misappropriations and other disruptions and damage described above can interrupt our operations or the operations of our customers and partners, delay production and shipments, result in theft of our and our customers’ intellectual property and trade secrets, result in disclosure of personally identifiable information, damage customer, patient, business partner and employee relationships and our reputation and result in defective products or services, legal claims and proceedings, liability and penalties under privacy laws and increased costs for security and remediation, in each case resulting in an adverse effect on our business and financial statements.
In addition, our information technology systems require an ongoing commitment of significant resources to maintain and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving legal and regulatory standards, evolving customer expectations, changes in the techniques used to obtain unauthorized access to data and information systems, and the information technology needs associated with our changing products and services. There can be no assurance that we will be able to successfully maintain, enhance and upgrade our systems as necessary to effectively address these requirements. Further, a greater number of our employees are working remotely in response to the COVID-19 pandemic and related governmental and community responses, which exposes us to greater cybersecurity risks.
Any inability to maintain reliable information technology systems and appropriate controls with respect to global data privacy and security requirements and prevent data breaches can result in adverse regulatory consequences, business consequences and litigation. As a global organization, we are subject to data privacy and security laws, regulations, and customer-imposed controls in numerous jurisdictions as a result of having access to and processing confidential, personal and/or sensitive data in the course of our business. Please see “Item 1. Business—Regulatory Matters” for additional information. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured patient health information, a complaint about privacy practices or an audit by the HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Failure to comply with the requirements of GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €20 million or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. Several other countries such as China and Russia have passed, and other countries are considering passing, laws that require personal data relating to their citizens to be maintained on local servers and impose additional data transfer restrictions. There is also a new, broad privacy law in California, the CCPA, which came into effect in January 2020. The CCPA has some of the same features as the GDPR, and has already prompted several other states to consider enacting similar laws. Government enforcement actions can be costly and interrupt the regular operation of our business, and data breaches or violations of data privacy laws can result in civil and criminal, monetary and non-monetary penalties, any of which may adversely affect our business and financial statements. In addition, compliance with the varying data privacy regulations across the United States and around the world has required significant expenditures and may require additional expenditures, and may require further changes in our products or business models that increase competition or reduce revenue.
Defects and unanticipated use or inadequate disclosure with respect to our products or services, or allegations thereof, can adversely affect our business and financial statements.
Manufacturing or design defects or “bugs” in, unanticipated use of, safety or quality issues (or the perception of such issues) with respect to, “off label” use of, or inadequate disclosure of risks relating to the use of products and services that we make or sell (including items that we source from third-parties) can lead to personal injury, death, and/or property damage and adversely affect our business and financial statements. These events can lead to recalls or safety alerts, result in the removal of a product or service from the market and result in product liability or similar claims being brought against us. Recalls, removals and product liability and similar claims (regardless of their validity or ultimate outcome) result in significant costs, as well as negative publicity and damage to our reputation that could reduce demand for our products and services. Our business can also be affected by studies of the utilization, safety and efficacy of medical device products and components that are conducted by industry participants, government agencies and others. Any of the above can result in the discontinuation of marketing of such products in one or more countries and give rise to claims for damages from persons who believe they have been injured as a result of product issues, including claims by individuals or groups seeking to represent a class.
If we suffer loss to our facilities, supply chains, distribution systems or information technology systems due to catastrophe or other events, our operations could be seriously harmed.
Our facilities, supply chains, distribution systems and information technology systems are subject to catastrophic loss due to fire, flood, earthquake, hurricane, power shortage or outage, public health crisis (including epidemics and pandemics) and the reaction thereto, war, terrorism, riot or other natural or man-made disasters, such as the COVID-19 pandemic and the damage caused to our facilities by Hurricane Maria in Puerto Rico in 2017. If any of these facilities, supply chains or systems were to experience a catastrophic loss, it could disrupt our operations, delay production and shipments, result in defective products or services, diminish demand, damage customer relationships and our reputation and result in legal exposure and significant repair or replacement expenses. The third-party insurance coverage that we maintain varies from time to time in both type and amount depending on cost, availability and our decisions regarding risk retention, and may be unavailable or insufficient to protect us against such losses.
The manufacture of many of our products is a highly exacting and complex process, and if we directly or indirectly encounter problems manufacturing products, our business and financial statements could suffer.
The manufacture of many of our products is a highly exacting and complex process, due in part to strict regulatory requirements. Problems can arise during manufacturing for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials or components, natural disasters and environmental factors, and if not discovered before the product is released to market can result in recalls and product liability exposure. Because of the time required to approve and license certain regulated manufacturing facilities and other stringent regulations of the FDA and similar agencies regarding the manufacture of certain of our products, an alternative manufacturer is not always available on a timely basis to replace such production capacity. Any of these manufacturing problems could result in significant adverse impacts to our business and financial statements.

If we cannot adjust our manufacturing capacity or the purchases required for our manufacturing activities to reflect changes in market conditions and customer demand, our business and financial statements may suffer. In addition, our reliance upon sole or limited sources of supply for certain materials, components and services can cause production interruptions, delays and inefficiencies.
We purchase materials, components and equipment from third-parties for use in our manufacturing operations, including metallic-based components, electronic components, chemistries, OEM products, plastics and other petroleum-based products. Our profitability could be adversely impacted if we are unable to adjust our purchases to reflect changes in customer demand and market fluctuations, including those caused by seasonality or cyclicality. During a market upturn, suppliers from time to time extend lead times, limit supplies or increase prices. If we cannot purchase sufficient products at competitive prices and quality and on a timely enough basis to meet increasing demand, we may not be able to satisfy market demand, product shipments may be delayed, our costs may increase or we may breach our contractual commitments and incur liabilities. Conversely, in order to secure supplies for the production of products, we sometimes enter into noncancelable purchase commitments with vendors, which can impact our ability to adjust our inventory to reflect declining market demands. If demand for our products is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional charges and our business and financial statements may suffer.
In addition, some of our businesses purchase certain requirements from sole or limited source suppliers for reasons of quality assurance, regulatory requirements, cost effectiveness, availability or uniqueness of design. If these or other suppliers encounter financial, operating or other difficulties or if our relationship with them changes, we might not be able to quickly establish or qualify replacement sources of supply. The supply chains for our businesses can also be disrupted by supplier capacity constraints, bankruptcy or exiting of the business for other reasons, decreased availability of key raw materials or commodities and external events such as natural disasters, pandemic health issues, war, terrorist actions, governmental actions (such as trade protectionism) and legislative or regulatory changes. Any of these factors can result in production interruptions, delays, extended lead times and inefficiencies.
Because we cannot always immediately adapt our production capacity and related cost structures to changing market conditions, at times our manufacturing capacity exceeds or falls short of our production requirements. Any or all of these problems can result in the loss of customers, provide an opportunity for competing products to gain market acceptance and otherwise adversely affect our business and financial statements.
Adverse changes in our relationships with, or the financial condition, performance, purchasing patterns or inventory levels of, key distributors and other channel partners can adversely affect our business and financial statements.
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
As discussed in “Item 1. Business—Materials,” our manufacturing and other operations employ a wide variety of components, raw materials and other commodities. Prices for and availability of these components, raw materials and other commodities have fluctuated significantly in the past. Any sustained interruption in the supply of these items could adversely affect our business and financial statements. In addition, due to the highly competitive nature of the industries that we serve, the cost-containment efforts of our customers and the terms of certain contracts we are party to, when commodity prices rise we are not always able to pass along cost increases through higher prices. If we are unable to fully recover higher commodity costs through price increases or offset these increases through cost reductions, or if there is a time delay between the increase in costs and our ability to recover or offset these costs, our margins and profitability could decline and our business and financial statements could be adversely affected.
Our restructuring actions can have long-term adverse effects on our business and financial statements.
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
Certain of our U.S. and non-U.S. employees are subject to collective labor arrangements. We are subject to potential work stoppages, union and works council campaigns and other labor disputes, any of which could adversely impact our business and financial statements.
Intellectual Property Risks
If we are unable to adequately protect our intellectual property, or if third-parties infringe our intellectual property rights, we may suffer competitive injury or expend significant resources enforcing our rights. These risks are particularly pronounced in countries in which we do business that do not have levels of protection of intellectual property comparable to the United States.
Many of the markets we serve are technology-driven, and as a result intellectual property rights play a significant role in product development and differentiation. We own numerous patents, trademarks, copyrights, trade secrets and other intellectual property and licenses to intellectual property owned by others, which in aggregate are important to our business. The intellectual property rights that we obtain, however, are not always sufficiently broad and do not always provide us a significant competitive advantage, and patents may not be issued for pending or future patent applications owned by or licensed to us. In addition, the steps that we and our licensors have taken to maintain and protect our intellectual property do not always prevent it from being challenged, invalidated, circumvented, designed-around or becoming subject to compulsory licensing. In some circumstances, enforcement is not available to us because an infringer has a dominant intellectual property position or for other business reasons. We also rely on nondisclosure and noncompetition agreements with employees, consultants and other parties to protect, in part, trade secrets and other proprietary rights. There can be no assurance that these agreements adequately protect our trade secrets and other proprietary rights and will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information or that third-parties will not otherwise gain access to our trade secrets or other proprietary rights. Our failure to obtain or maintain intellectual property rights that convey competitive advantage, adequately protect our intellectual property or detect or prevent circumvention or unauthorized use of such property and the cost of enforcing our intellectual property rights can adversely impact our business and financial statements.
These risks are particularly pronounced in countries in which we do business that do not have levels of protection of corporate proprietary information, intellectual property, technology and other assets comparable to the United States. The risks we encounter in such countries include but are not limited to the following:
•Joint ventures that we participate in can include restrictions that could compromise our control over the intellectual property, technology and proprietary information of the joint venture;
•As we expand our operations globally, increasing amounts of our data, intellectual property and technology is used and stored in countries outside the United States, and regulations in certain countries require data to be stored locally. These factors increase the risk that such data, intellectual property and technology could be stolen or otherwise compromised;
•Certain of our products have been counterfeited and we may encounter additional and/or increased levels of counterfeiting in the future;
•Governmental entities may adopt regulations or other requirements that give them rights to certain of our intellectual property, technology and/or proprietary information, such as through compulsory licensing or foreign ownership restrictions or requirements;

•In certain countries, we do not have the same ability to enforce intellectual property rights as we do in the United States;
•Governmental regulations relating to state secrecy or other topics limit our ability to transfer data or technology out of certain jurisdictions; and
•Risks, costs and challenges of operating in a particular jurisdiction can result in a decision to relocate or divert operations to a different jurisdiction, potentially at higher cost.
Any of these risks can adversely impact our business and financial statements. Refer to “—International economic, political, legal, compliance, social and business factors could negatively affect our financial statements” for a discussion of additional risks relating to our international operations.
Third-parties from time to time claim that we are infringing or misappropriating their intellectual property rights and we could suffer significant litigation expenses, losses or licensing expenses or be prevented from selling products or services.
From time to time, we receive notices from third parties alleging intellectual property infringement or misappropriation of third parties’ intellectual property and cannot be certain that the conduct of our business does not and will not infringe or misappropriate the intellectual property rights of others. Disputes or litigations regarding intellectual property can be costly and time-consuming to defend due to the complexity of many of our technologies and the uncertainty of intellectual property litigation. Our intellectual property portfolio may not be useful in asserting a counterclaim, or negotiating a license, in response to a claim of infringement or misappropriation. In addition, as a result of such claims of infringement or misappropriation, we could lose our rights to critical technology, be unable to license critical technology or sell critical products and services, be required to pay substantial damages or license fees with respect to the infringed rights, be required to license technology or other intellectual property rights from others, be required to cease marketing, manufacturing or using certain products or be required to redesign, re-engineer or re-brand our products at substantial cost, any of which could adversely impact our business and financial statements. Third-party intellectual property rights may also make it more difficult or expensive for us to meet market demand for particular product or design innovations. When we are required to seek licenses under patents or other intellectual property rights of others, we are not always able to acquire these licenses on acceptable terms, if at all. Even if we successfully defend against claims of infringement or misappropriation, we may incur significant costs and diversion of management attention and resources, which could adversely affect our business and financial statements.
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
Financial and Tax Risks
Our outstanding debt has increased significantly as a result of the Cytiva Acquisition, and we may incur additional debt in the future. Our existing and future indebtedness may limit our operations and our use of our cash flow and negatively impact our credit ratings; and any failure to comply with the covenants that apply to our indebtedness could adversely affect our business and financial statements.
As of December 31, 2020, we had approximately $21.2 billion in outstanding indebtedness. In addition, we had the ability to incur approximately $4.4 billion of additional indebtedness in direct borrowings or under our outstanding commercial paper facilities based on the amounts available under our credit facilities which were not being used to backstop outstanding commercial paper balances. Our debt level and related debt service obligations (as well as the dividend obligations pursuant to our Series A and Series B Mandatory Convertible Preferred Stock (“MCPS”)) can have negative consequences, including (1) requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our debt (or dividends on our MCPS), which reduces the funds we have available for other purposes such as acquisitions and other investments; (2) reducing our flexibility in planning for or reacting to changes in our business and market conditions; and (3) exposing us to interest rate risk since a portion of our debt obligations are at variable rates.

If our credit ratings are downgraded or put on watch for a potential downgrade, we may not be able to sell additional debt securities or borrow money in the amounts, at the times or interest rates or upon the more favorable terms and conditions that might be available if our current credit ratings were maintained.
Our credit facilities and long-term debt obligations also impose certain restrictions on us, including certain restrictions on our ability to incur liens on our assets, and a requirement under our credit facilities to maintain a consolidated leverage ratio (the ratio of consolidated indebtedness to consolidated indebtedness plus shareholders’ equity) of 0.65 to 1.0 or less. If we breach any of these restrictions and cannot obtain a waiver from the lenders on favorable terms, subject to applicable cure periods, the outstanding indebtedness (and any other indebtedness with cross-default provisions) could be declared immediately due and payable, which would adversely affect our business and financial statements (including without limitation our liquidity). If we add new debt in the future, the risks described above would increase.
We may be required to recognize impairment charges for our goodwill and other intangible assets.
As of December 31, 2020, the net carrying value of our goodwill and other intangible assets totaled approximately $56.7 billion. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of our assets, changes in the structure of our business, divestitures, market capitalization declines, or increases in associated discount rates can impair our goodwill and other intangible assets. Any charges relating to such impairments adversely affect our financial statements in the periods recognized.
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
Due to the potential for changes to tax laws and regulations or changes to the interpretation thereof (including regulations and interpretations pertaining to the TCJA), the ambiguity of tax laws and regulations, the subjectivity of factual interpretations, the complexity of our intercompany arrangements, uncertainties regarding the geographic mix of earnings in any particular period, and other factors, our estimates of effective tax rate and income tax assets and liabilities can be incorrect and our financial statements could be adversely affected; please refer to MD&A for a discussion of additional factors that may adversely affect our effective tax rate and decrease our profitability in any period. The impact of the factors referenced in the preceding sentence may be substantially different from period-to-period.
In addition, the amount of income taxes we pay is subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. tax authorities, such as the audits described in MD&A and the Company’s Consolidated Financial Statements. If audits result in payments or assessments different from our reserves, our results can include unfavorable adjustments to our tax liabilities and our financial statements can be adversely affected. For example, the Danish tax authority’s assessments purporting to impose withholding tax relating to interest accrued in Denmark on historical borrowings from certain of the Company’s subsidiaries (further discussed in MD&A and the Company’s Consolidated Financial Statements) could take many years to resolve and could ultimately result in a material, adverse impact to the Company’s financial statements, including its cash flows and effective tax rates. Any further significant changes to the tax system in the United States or in other jurisdictions (including changes in the taxation of international income as further described below) could also adversely affect our financial statements. Please see MD&A and the Company’s Consolidated Financial Statements for a further discussion of the Company’s tax audits.

Changes in tax law relating to multinational corporations could adversely affect our tax position.
The U.S. Congress, government agencies in non-U.S. jurisdictions where we and our affiliates do business, and the Organisation for Economic Co-operation and Development (“OECD”) have focused on issues related to the taxation of multinational corporations. One example is in the area of “base erosion and profit shifting,” for which the OECD has released several components of its comprehensive plan that have been adopted and expanded by many taxing authorities to address perceived tax abuse and inconsistencies between tax jurisdictions. As a result, the tax laws in the United States and other countries in which we do business could change on a prospective or retroactive basis, and any such changes could adversely affect our business and financial statements.
Legal, political, and economic uncertainty surrounding the exit of the United Kingdom (“UK”) from the EU could have an adverse effect on our business and financial statements.
The UK ceased to be a member state of the EU on January 31, 2020 (commonly referred to as “Brexit”), and the transition period provided for in the withdrawal agreement entered by the UK and the EU ended on December 31, 2020. In December 2020, the UK and the EU agreed on a trade and cooperation agreement that applies provisionally until it is ratified by the parties to the agreement. On December 31, 2020, the UK passed legislation giving effect to the trade and cooperation agreement, with the EU expected to formally adopt the agreement in the first half of 2021. The trade and cooperation agreement covers the general objectives and framework of the relationship between the UK and the EU, including with respect to trade, transport, visas, judicial matters, law enforcement and security matters, and provides for continued participation in community programs and mechanisms for dispute resolution. Uncertainties remain regarding the application of the terms of the trade and cooperation agreement and the other potential impacts of Brexit, such as the impact of new or different laws and regulations as the UK determines which EU laws to replace or replicate (including potentially new or different regulations affecting clearance or approval of products that are developed or manufactured in the UK), and trade and tax impacts as the UK negotiates its own tax and trade treaties with countries around the world. The impacts from Brexit could add time and expense to the conduct of our business, delay regulatory approval of products, adversely impact the manufacturing or movement of products, adversely impact customer demand and otherwise adversely affect our business and financial statements. As of December 31, 2020, the Company had eight manufacturing facilities in the UK and the Company’s net investment in property, plant and equipment in the UK was $214 million. For the year ended December 31, 2020, less than 5% of our sales were derived from customers located in the UK, however, the impact of Brexit could also impact our business and financial statements outside the UK.
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
Legal, Regulatory, Compliance and Reputational Risks
Significant developments or changes in U.S. laws or policies, including changes in U.S. trade policies and tariffs and the reaction of other countries thereto, particularly China, can have an adverse effect on our business and financial statements.
Significant developments or changes in U.S. laws and policies (including as a result of the new U.S. administration), such as laws and policies governing foreign trade, manufacturing, and development and investment in the territories and countries where we or our customers operate, or governing the health care system and drug prices, can adversely affect our business and financial statements. For example, the previous U.S. administration increased tariffs on certain goods imported into the United States and trade tensions between the United States and China escalated, with each country imposing significant, additional tariffs on a wide range of goods imported from the other country. The U.S. and China could impose other types of restrictions such as limitations on government procurement or technology export restrictions, which could affect our access to markets. These factors have adversely affected, and in the future could further adversely affect, our business and financial statements.
Our business and financial statements can be impaired by improper conduct by any of our employees, agents or business partners.
We cannot provide assurance that our internal controls and compliance systems, including our Code of Conduct, always protect us from acts committed by employees, agents or business partners of ours (or of businesses we acquire or partner with) that violate U.S. and/or non-U.S. laws, including the laws governing payments to government officials, bribery, fraud, kickbacks and false claims, pricing, sales and marketing practices, conflicts of interest, competition, employment practices and workplace behavior, export and import compliance, economic and trade sanctions, money laundering and data privacy. In particular, the

U.S. Foreign Corrupt Practices Act, the UK Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business, and we operate in many parts of the world that have experienced governmental corruption to some degree. Any such improper actions or allegations of such acts could damage our reputation and subject us to civil or criminal investigations in the United States and in other jurisdictions and related shareholder lawsuits, could lead to substantial civil and criminal, monetary and non-monetary penalties and could cause us to incur significant legal and investigatory fees. In addition, the government may seek to hold us liable for violations committed by companies in which we invest or that we acquire. We also rely on our suppliers to adhere to our supplier code of conduct, and material violations of such code of conduct could occur that could have a material effect on our business and financial statements.
Our businesses are subject to extensive regulation; failure to comply with those regulations could adversely affect our business and financial statements.
In addition to the environmental, health, safety, health care, medical device, anticorruption, data privacy and other regulations noted elsewhere in this Annual Report, our businesses are subject to extensive regulation by U.S. and non-U.S. governmental and self-regulatory entities at the supranational, federal, state, local and other jurisdictional levels, including the following:
•We are required to comply with various import laws and export control and economic sanctions laws, which may affect our transactions with certain customers, business partners and other persons and dealings between our employees and between our subsidiaries. In certain circumstances, export control and economic sanctions regulations may prohibit the export of certain products, services and technologies. In other circumstances, we may be required to obtain an export license before exporting the controlled item. Compliance with the various import laws that apply to our businesses can restrict our access to, and increase the cost of obtaining, certain products and at times can interrupt our supply of imported inventory. In addition, we sell and provide products and technology to third parties, such as agents, representatives and distributors, who may export such items to end-users, and if any of these third parties do not comply with applicable export or import laws we may incur liability. In addition, from time to time, certain of our subsidiaries have limited business dealings in countries subject to comprehensive sanctions. These business dealings represent an insignificant amount of our consolidated revenues and income but expose us to a heightened risk of violating applicable sanctions regulations. We have established policies and procedures designed to assist with our compliance with such laws and regulations. However, there can be no assurance that our policies and procedures have prevented and will prevent violations of these regulations and any violation can adversely affect our business and financial statements.
•We also have agreements to sell products and services to government entities and are subject to various statutes and regulations that apply to companies doing business with government entities (less than 5% of our 2020 sales were made to the U.S. federal government). The laws governing government contracts differ from the laws governing private contracts. For example, many government contracts contain pricing and other terms and conditions that are not applicable to private contracts. Our agreements with government entities are in some cases subject to termination, reduction or modification at the convenience of the government or in the event of changes in government requirements, reductions in federal spending and other factors, and we may underestimate our costs of performing under the contract. In certain cases, a governmental entity may require us to pay back amounts it has paid to us. Government contracts that have been awarded to us following a bid process can become the subject of a bid protest by a losing bidder, which could result in loss of the contract. We are also subject to investigation and audit for compliance with the requirements governing government contracts.
These are not the only regulations that our businesses must comply with. The regulations we are subject to have tended to become more stringent over time and can be inconsistent across jurisdictions. We, our representatives and the industries in which we operate are at times under review and/or investigation by regulatory authorities. Failure to comply (or any alleged or perceived failure to comply) with the regulations referenced above or any other regulations can result in import detentions, fines, damages, civil and administrative penalties, injunctions, consent decrees, suspensions or losses of regulatory approvals, recall or seizure of products, operating restrictions, refusal of the government to approve product export applications or allow us to enter into supply contracts, disbarment from selling to certain governmental agencies or exclusion from government funded healthcare programs, such as Medicare and Medicaid or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, disruption of our business, limitation on our ability to manufacture, import, export and sell products and services, loss of customers, significant legal and investigatory fees, disgorgement, individual imprisonment, reputational harm, contractual damages, diminished profits, curtailment or restricting of business operations, criminal prosecution and other monetary and non-monetary penalties. Compliance with these and other regulations can also affect our returns on investment, require us to incur significant expenses or modify our business model or impair our flexibility in modifying product, marketing, pricing or other strategies for growing our business. Our products and operations are also often subject to the rules of industrial standards bodies such as the International Standards Organization, and failure to comply with these rules can result in withdrawal of certifications needed to sell our products and services and otherwise adversely impact our business and financial statements. For additional information regarding these risks, refer to “Item 1. Business—Regulatory Matters.”
We are subject to or otherwise responsible for a variety of litigation and other legal and regulatory proceedings in the course of our business that can adversely affect our business and financial statements.
We are subject to or otherwise responsible for a variety of litigation and other legal and regulatory proceedings in the course of our business (or related to the business operations of previously owned entities), including claims or counterclaims for damages arising out of the use of products or services and claims relating to intellectual property matters, employment matters, tax matters, commercial disputes, breach of contract claims, competition and sales and trading practices, environmental matters, personal injury, insurance coverage, securities matters, fiduciary duties and acquisition or divestiture-related matters, as well as regulatory subpoenas, requests for information, investigations and enforcement. We also from time to time become subject to lawsuits as a result of acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, businesses divested by us or our predecessors. The types of claims made in lawsuits include claims for compensatory damages, punitive and consequential damages (and in some cases, treble damages) and/or injunctive relief. The defense of these lawsuits can divert our management’s attention, we from time to time incur significant expenses in defending these lawsuits, and we can be required to pay damage awards or settlements or become subject to equitable remedies that adversely affect our business and financial statements. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against such losses. Because most contingencies are resolved over long periods of time, new developments (including litigation developments, the discovery of new facts, changes in legislation and outcomes of similar cases), changes in assumptions or changes in the Company’s strategy in any given period can require us to adjust the loss contingency estimates that we have recorded in our financial statements, record estimates for liabilities or assets previously not susceptible of reasonable estimates or pay cash settlements or judgments. Any of these developments can adversely affect our business and financial statements in any particular period. We cannot assure you that our liabilities in connection with current and future litigation and other legal and regulatory proceedings will not exceed our estimates or adversely affect our financial statements and business. However, based on our experience, current information and applicable law, we do not believe that it is reasonably possible that any amounts we may be required to pay in connection with litigation and other legal and regulatory proceedings in excess of our reserves as of December 31, 2020 will have a material effect on our business or financial statements.
From time to time, we become aware through our internal audits and other internal control procedures, employees or other parties of possible compliance matters, such as complaints or concerns relating to accounting, internal controls, financial reporting, auditing or ethical matters or relating to compliance with laws. When we become aware of such possible compliance matters, we investigate internally and take what we believe to be appropriate corrective action. Internal investigations can lead to the assertion of claims or the commencement of legal or regulatory proceedings against us and adversely affect our business and financial statements.
Certain of our businesses are subject to extensive regulation by the U.S. FDA and by comparable agencies of other countries, as well as laws regulating fraud and abuse in the healthcare industry and the privacy and security of health information. Failure to comply with those regulations could adversely affect our business and financial statements.
Certain of our products are medical devices and other products that are subject to regulation by the U.S. FDA, by other federal and state governmental agencies, by comparable agencies of other countries and regions, by certain accrediting bodies and by regulations governing hazardous materials and drugs-of abuse (or the manufacture and sale of products containing any such materials). The global regulatory environment has become increasingly stringent and unpredictable. Several countries that did not have regulatory requirements for medical devices have established such requirements in recent years, and other countries have expanded, or plan to expand, their existing regulations. Please see “Item 1. Business—Regulatory Matters” for more information. Failure to meet these requirements adversely impacts our business and financial statements in the applicable geographies.
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
Government authorities may conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law. Failure to obtain required regulatory clearances or approvals before marketing our products (or before implementing modifications to or promoting additional indications or uses of our products), other violations of laws or regulations, failure to remediate inspectional observations to the satisfaction of these regulatory authorities, real or perceived efficacy or safety concerns or trends of adverse events with respect to our products (even after obtaining clearance for distribution) and unfavorable or inconsistent clinical data from existing or future clinical trials can lead to FDA Form 483 Inspectional Observations, warning letters, notices to customers, declining sales, loss of customers, loss of market share, remediation and increased compliance costs, recalls, seizures of adulterated or misbranded products, fines, expenses, injunctions, civil penalties, criminal penalties, consent decrees, administrative detentions, refusals to permit importations, partial or total shutdown of production facilities or the implementation of operating restrictions, narrowing of permitted uses for a product, refusal of the government to grant 510(k) clearance, suspension or withdrawal of approvals, pre-market notification rescissions and other adverse effects referenced under the risk factor titled “Our businesses are subject to extensive regulation; failure to comply with those regulations could adversely affect our business and financial statements.” Further, defending against any such actions can be costly and time-consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions brought against us, our business may be impaired. Ensuring that our internal operations and business arrangements with third parties comply with applicable laws and regulations also involves substantial costs.
Our products are subject to clinical trials, the results of which may be unexpected, or perceived as unfavorable by the market, and could adversely affect our business and financial statements.
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
The FDA strictly regulates the promotional claims that may be made about approved or cleared products. In particular, any clearances we may receive only permit us to market our products for the uses indicated on the labeling cleared by the FDA. We may request additional label indications for our current products, and the FDA may deny those requests outright, require additional expensive performance or clinical data to support any additional indications or impose limitations on the intended use of any cleared products as a condition of clearance. If the FDA or any other federal, state or foreign regulator determines that we have marketed our products for off-label use, we can be subject to exclusion from participation in government healthcare programs and the other adverse effects referenced under the risk factor titled “Certain of our businesses are subject to extensive regulation by the U.S. FDA and by comparable agencies of other countries, as well as laws regulating fraud and abuse in the healthcare industry and the privacy and security of health information. Failure to comply with those regulations could adversely affect our business and financial statements.” Any of these events could significantly harm our business and financial statements.
Certain modifications to our products may require new 510(k) clearances or other marketing authorizations and may require us to recall or cease marketing our products.
Once a medical device is permitted to be legally marketed in the United States pursuant to a 510(k) clearance, a manufacturer may be required to notify the FDA of certain modifications to the device (similar requirements apply in other jurisdictions). Manufacturers determine in the first instance whether a change to a product requires a new 510(k) clearance or premarket submission, but the FDA may review any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances are necessary. We have made modifications to our products in the past and have determined based on our review of the applicable FDA regulations and guidance that in certain instances new 510(k) clearances or other premarket submissions were not required. We may make similar modifications or add additional features in the future that we believe do not require a new 510(k) clearance. If the FDA disagrees with our determinations and requires us to submit new 510(k) notifications, we may be required to cease marketing or to recall the modified product until we obtain clearance, and we may be subject to civil and criminal, monetary and non-monetary penalties and damage to our reputation.

Our operations, products and services expose us to the risk of environmental, health and safety liabilities, costs and violations that could adversely affect our business and financial statements.
Our operations, products and services are subject to numerous U.S. federal, state, local and non-U.S. environmental, health and safety laws and regulations concerning, among other things, the health and safety of our employees, the generation, storage, use and transportation of hazardous materials, emissions or discharges of substances into the environment, investigation and remediation of hazardous substances or materials at various sites, chemical constituents in products and end-of-life disposal and take-back programs for products sold. We cannot assure you that our environmental, health and safety compliance program (or the compliance programs of businesses we acquire) have been or will at all times be effective. Failure to comply with any of these laws can result in civil and criminal, monetary and non-monetary penalties and damage to our reputation. In addition, we cannot provide assurance that our costs of complying with current or future environmental protection and health and safety laws will not exceed our estimates or adversely affect our business or financial statements.
In addition, we from time to time incur costs related to remedial efforts or alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices. We are also from time to time party to personal injury, property damage or other claims brought by private parties alleging injury or damage due to the presence of or exposure to hazardous substances. We can also become subject to additional remedial, compliance or personal injury costs due to future events such as changes in existing laws or regulations, changes in agency direction or enforcement policies, developments in remediation technologies, changes in the conduct of our operations and changes in accounting rules. For additional information regarding these risks, refer to the Consolidated Financial Statements included in this Annual Report. We cannot assure you that our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our reputation and financial statements or that we will not be subject to additional claims for personal injury or remediation in the future based on our past, present or future business activities. However, based on the information we currently have we do not believe that it is reasonably possible that any amounts we may be required to pay in connection with environmental matters in excess of our reserves as of December 31, 2020 will have a material effect on our business or financial statements.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
As of December 31, 2020, the Company had facilities in over 60 countries, including approximately 239 significant administrative, sales, research and development, manufacturing and distribution facilities. 98 of these facilities are located in the United States in over 20 states and 141 are located outside the United States, primarily in Europe and to a lesser extent in Asia, South America, the rest of North America and Australia. Refer to the Consolidated Financial Statements included in this Annual Report for additional information with respect to the Company’s lease commitments.

ITEM 3. LEGAL PROCEEDINGS
For information regarding legal proceedings, refer to the section titled “Legal Proceedings” in MD&A.

Consistent with SEC Regulation S-K Item 103, we have elected to disclose those environmental proceedings with a governmental entity as a party where the Company reasonably believes such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1 million or more.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Set forth below are the names, ages, positions and experience of Danaher’s executive officers as of February 5, 2021. All of Danaher’s executive officers hold office at the pleasure of Danaher’s Board of Directors. Unless otherwise stated, the positions indicated are Danaher positions.

Name	Age	Position	Officer Since
Steven M. Rales	69	Chairman of the Board	1984
Mitchell P. Rales	64	Chairman of the Executive Committee	1984
Rainer M. Blair	56	President and Chief Executive Officer	2014
Matthew R. McGrew	49	Executive Vice President and Chief Financial Officer	2019
Jennifer L. Honeycutt	51	Executive Vice President	2021
Joakim Weidemanis	51	Executive Vice President	2017
Brian W. Ellis	54	Senior Vice President – General Counsel	2016
Jose-Carlos Gutierrez-Ramos	58	Senior Vice President – Chief Scientific Officer	2020
William H. King	53	Senior Vice President – Strategic Development	2005
Angela S. Lalor	55	Senior Vice President – Human Resources	2012
Robert S. Lutz	63	Senior Vice President – Chief Accounting Officer	2002
Daniel A. Raskas	54	Senior Vice President – Corporate Development	2004
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
Rainer M. Blair has served as President and Chief Executive Officer since September 2020, after serving as Executive Vice President from January 2017 to August 2020 and Vice President – Group Executive from March 2014 to January 2017.
Matthew R. McGrew has served as Executive Vice President and Chief Financial Officer since January 2019, after serving as Group CFO of Danaher from 2012 until December 2018.
Jennifer L. Honeycutt has served as Executive Vice President since January 2021 after serving as Vice President – Group Executive from May 2019 until December 2020, President of Danaher’s Pall business from January 2017 until April 2019 and President of Danaher’s Beckman Life Sciences business from May 2013 until December 2016.
Joakim Weidemanis has served as Executive Vice President since December 2017 after serving as Vice President – Group Executive from March 2014 until December 2017.
Brian W. Ellis has served as Senior Vice President – General Counsel since joining Danaher in January 2016.
Jose-Carlos Gutierrez-Ramos has served as Senior Vice President – Chief Scientific Officer since joining Danaher in December 2020. Prior to joining Danaher, Dr. Gutierrez-Ramos served as Vice President-Drug Discovery for AbbVie, Inc., a biopharmaceutical company, from January 2020 to December 2020; as President and CEO of Repertoire Immune Medicines, a biotechnology company, from August 2018 until January 2020; and as President and CEO of Synlogic, Inc., a biopharmaceutical company, from August 2015 until August 2018.
William H. King has served as Senior Vice President – Strategic Development since 2014.
Angela S. Lalor has served as Senior Vice President – Human Resources since joining Danaher in 2012.

Robert S. Lutz has served as Senior Vice President – Chief Accounting Officer since 2010.
Daniel A. Raskas has served as Senior Vice President – Corporate Development since 2010.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the symbol DHR. As of February 5, 2021, there were 2,372 holders of record of Danaher’s common stock.
Any future payments of dividends on the Company’s common stock will be determined by Danaher’s Board of Directors and will depend on business conditions, Danaher’s earnings and other factors Danaher’s Board deems relevant.
Issuer Purchases of Equity Securities
Refer to Note 19 to the Consolidated Financial Statements included in this Annual Report for a discussion of the Company’s common stock repurchase program.
Except in connection with the Envista Split-Off in 2019, neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during 2020, 2019 or 2018.
Recent Issuances of Unregistered Securities
During the fourth quarter of 2020, holders of certain of the Company’s Liquid Yield Option Notes due 2021 (“LYONs”) converted such LYONs into an aggregate of 74 thousand shares of Danaher common stock, par value $0.01 per share. In each case, the shares of common stock were issued solely to existing security holders upon conversion of the LYONs pursuant to the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 6. NOT APPLICABLE

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide material information relevant to an assessment of Danaher’s financial condition and results of operations, including an evaluation of the amounts and certainty of cash flows from operations and from outside sources. The MD&A is designed to focus specifically on material events and uncertainties known to management that are reasonably likely to cause reported financial information not to be necessarily indicative of future operating results or of future financial condition. This includes descriptions and amounts of matters that have had a material impact on reported operations, as well as matters that are reasonably likely based on management’s assessment to have a material impact on future operations. The Company’s MD&A is divided into five sections:
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Estimates
•New Accounting Standards
This discussion and analysis should be read together with Danaher’s audited financial statements and related Notes thereto as of December 31, 2020 and 2019 and for each of the three years in the period ended December 31, 2020 included in this Annual Report. Management's discussion and analysis of financial condition and results of operations for 2018 is included in Item 7 of the Company’s 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission and should be referred to for information regarding this period.
Unless otherwise indicated, all financial results in this report refer to continuing operations.
OVERVIEW
General
Refer to “Item 1. Business—General” for a discussion of Danaher’s strategic objectives and methodologies for delivering long-term shareholder value. Danaher is a multinational business with global operations. During 2020, approximately 61% of Danaher’s sales were derived from customers outside the United States. As a diversified, global business, Danaher’s operations are affected by worldwide, regional and industry-specific economic and political factors. Danaher’s geographic and industry diversity, as well as the range of its products, software and services, help limit the impact of any one industry or the economy of any single country on its consolidated operating results. The Company’s individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.
As a result of the Company’s geographic and industry diversity, the Company faces a variety of opportunities and challenges, including rapid technological development (particularly with respect to computing, automation, artificial intelligence, mobile connectivity, communications and digitization) in most of the Company’s served markets, the expansion and evolution of opportunities in high-growth markets, trends and costs associated with a global labor force, consolidation of the Company’s competitors and increasing regulation. The Company operates in a highly competitive business environment in most markets, and the Company’s long-term growth and profitability will depend in particular on its ability to expand its business in high-growth geographies and high-growth market segments, identify, consummate and integrate appropriate acquisitions and identify and consummate appropriate investments and strategic partnerships, develop innovative and differentiated new products and services with higher gross profit margins, expand and improve the effectiveness of the Company’s sales force, continue to reduce costs and improve operating efficiency and quality, and effectively address the demands of an increasingly regulated global environment. The Company is making significant investments, organically and through acquisitions and investments, to address the rapid pace of technological change in its served markets and to globalize its manufacturing, research and development and customer-facing resources (particularly in high-growth markets) in order to be responsive to the Company’s customers throughout the world and improve the efficiency of the Company’s operations.
The COVID-19 Pandemic
The global spread of a novel strain of coronavirus (COVID-19) has led to unprecedented restrictions on, and disruptions in, business and personal activities, including as a result of preventive and precautionary measures that we, other businesses, our communities and governments have taken and are taking to mitigate the spread of the virus and to manage its impact. The Company continues to actively monitor the pandemic and has taken and intends to continue taking steps to identify and mitigate the adverse impacts on, and risks to, the Company’s business (including but not limited to its employees, customers, business partners, manufacturing capabilities and capacity, and supply and distribution channels) posed by the spread of COVID-19 and the governmental and community responses thereto. The Company’s businesses have activated their business continuity plans in response to the pandemic, including taking steps in an effort to help keep our workforce healthy and safe, and are assessing and updating those plans on an ongoing basis. As a result of COVID-19 the Company’s businesses have modified certain of their respective business practices (including in many cases with respect to employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and the Company expects to take such further actions as may be required by government authorities or as determined to be in the best interests of our employees, customers and other business partners. The Company has developed return-to-work protocols designed to help ensure the health and safety of its employees, customers and business partners, for its businesses to apply as and when return-to-work is legally permissible and deemed appropriate. We are also working with our suppliers to understand the existing and potential future negative impacts to our supply chain and take actions in an effort to mitigate such impacts. To date we have not experienced any significant supply chain disruptions. Given that the prevalence of COVID-19 and the nature of the response thereto (including the degree to which restrictions are being relaxed or re-imposed) varies significantly by geography, the impact of the pandemic on the Company’s different business locations around the world at any given time also varies significantly.
We are also deploying our capabilities, expertise and scale to address the critical health needs related to COVID-19. We have developed and made available a diagnostic test for the rapid detection of COVID-19 and a diagnostic test that can detect antibodies in blood to confirm current or past exposure to COVID-19. In addition, our businesses, including the recently acquired Cytiva business (the Cytiva Acquisition is described below), are providing critical support to firms that are developing and producing vaccines for COVID-19, among other support. Cytiva, net of the product line divestitures required for regulatory approval of the acquisition, contributed approximately 1,800 basis points to the increase in the Company’s total sales in 2020 compared to 2019. We estimate that COVID-19 related demand contributed between approximately 700 to 750 basis points to the Company’s core sales growth including Cytiva in 2020 compared to 2019 (for the definition of “core sales including Cytiva,” refer to “—Results of Operations” below). As and to the extent the COVID-19 pandemic subsides we expect the demand for products and services related to COVID-19 will also subside. As further discussed below, while COVID-19 has positively impacted revenues for certain of our businesses, the pandemic and response thereto had a material negative impact on revenues and profitability in other of our businesses in 2020 and, while conditions overall improved sequentially from the second quarter through the end of 2020, the global demand for many of our products and services may remain depressed at least in the near-term if not longer.
As noted below and subject to the assumptions discussed below, the Company expects core sales and core sales including Cytiva to grow in the first quarter of 2021 compared to the prior year. However, due to the speed with which the COVID-19 situation continues to evolve, the global breadth of its spread, the range of governmental and community responses thereto and our geographic and business line diversity, its further impact on our business remains highly uncertain, but may be materially negative and will depend on future developments including but not limited to:
•the duration of weaknesses in the macroeconomic environment and the timing and extent of recovery in the global demand for our products and services;
•the pace at which medical providers resume patient care and testing that is not related to the COVID-19 pandemic, the timing of when research performed by laboratories and other institutions return to normal levels, and payment and funding dynamics related to the foregoing; and
•the development and rate of adoption of the products we are offering to help address the pandemic and the effects thereof; competitive product launches and related pricing pressure; impacts from changes in the mix of our product offerings; and the degree to which COVID-19 testing solutions and vaccines are made available and utilized.
For additional information on the risks of COVID-19 to the Company’s operations, refer to the “Item 1A—Risk Factors” section of this Annual Report.
Business Performance
Consolidated sales for the year ended December 31, 2020 increased 24.5% as compared to 2019. Acquisitions, primarily Cytiva, contributed 18.0% to the increase in sales in 2020. While differences exist among the Company’s businesses, on an overall basis, demand for the Company’s products and services increased on a year-over-year basis in 2020 as compared to 2019. This demand, together with the Company’s continued investments in sales growth initiatives and the other business-specific factors discussed below, contributed to year-over-year core sales growth of 6.5% and core sales growth including Cytiva of 9.5% (for the definition of “core sales” refer to “—Results of Operations” below). From the date of Danaher’s acquisition of Cytiva on March 31, 2020 through December 31, 2020, Cytiva’s core sales grew more than 30% (compared to the comparable 2019 period when the Cytiva business was owned by General Electric Company (“GE”)) reflecting strength in its served markets and its support in helping its customers develop and produce vaccines for COVID-19. Geographically, both high-growth and developed markets contributed to year-over-year core sales growth during 2020. Core sales in developed markets grew at a low-double digit rate in 2020 as compared to 2019 and were driven by North America and Western Europe. Core sales in high-growth markets grew at a mid-single digit rate in 2020 as compared to 2019 as growth in China and other high-growth markets in the second half of 2020 more than offset declines in China during the first quarter due to the impact of the COVID-19 pandemic. High-growth markets represented approximately 30% of the Company’s total sales in 2020.
The Company’s net earnings from continuing operations for the year ended December 31, 2020 totaled approximately $3.6 billion, compared to approximately $2.4 billion for the year ended December 31, 2019. Net earnings attributable to common stockholders for the year ended December 31, 2020 totaled approximately $3.5 billion or $4.89 per diluted common share compared to approximately $2.9 billion or $4.05 per diluted common share for the year ended December 31, 2019. The increase in net earnings in 2020 as compared to 2019 was driven by net earnings from increased sales in the Company’s existing businesses, net earnings from Cytiva, the 2020 gain on sale of product lines, and the provision for uncertain tax positions recorded in the first quarter of 2019 discussed below in “—Results of Operations—Income Taxes”, partially offset by the 2019 gain on the disposition of Envista Holdings Corporation. Refer to “—Results of Operations” for further discussion of the year-over-year changes in net earnings and diluted net earnings per common share for the year ended December 31, 2020.
While the ultimate impact of COVID-19 on future periods is highly uncertain, the Company expects core sales and core sales including Cytiva to grow in the first quarter of 2021, assuming the negative impact of the pandemic does not increase in the United States and internationally. Demand for instruments and consumables related to COVID-19-related testing capabilities as well as supporting customers in pursuit of new COVID-19-related treatments and vaccines are expected to continue to drive growth in 2021 while the performance of the Company’s other businesses is expected to continue to improve. As discussed above, an increase of the COVID-19 infection rate and the re-imposition of government required restrictions could have a material negative impact on the Company’s financial statements.
Acquisitions and Dispositions
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
Refer to Note 3 to the Consolidated Financial Statements for discussion regarding the Company’s acquisitions.
Envista Disposition
On September 20, 2019, Envista Holdings Corporation (“Envista”), a Danaher subsidiary at the time, completed an underwritten IPO of 30.8 million shares of its common stock, (the “IPO”), which represented 19.4% of Envista’s outstanding shares at the time of the offering, at a public offering price of $22.00 per share. In connection with the completion of the IPO, through a series of equity and other transactions, the Company transferred its dental businesses to Envista (the “Separation”). On December 18, 2019, Danaher completed the disposition of its remaining 80.6% ownership of Envista common stock through a split-off exchange offer, which resulted in Danaher’s repurchase of 22.9 million shares of Danaher common stock in exchange for the remaining shares of Envista common stock held by Danaher (the “Split-Off”). The IPO, Separation and Split-Off are collectively referred to as the “Envista Disposition”. As a result, the Company recognized a gain on the disposition of $451 million in the fourth quarter of 2019 equal to the difference between the fair value of the Danaher common stock tendered in the exchange offer and the carrying value of Envista common stock. The accounting requirements for reporting Envista as a discontinued operation were met when the Split-Off was completed.
Refer to Note 4 to the Consolidated Financial Statements for further discussion.
UK’s referendum decision to exit the EU (“Brexit”)
For a discussion of Brexit and certain risks and implications thereof for the Company, refer to “Item 1A—Risk Factors”.

RESULTS OF OPERATIONS
In this report, references to the non-GAAP measures of core sales (also referred to as core revenues or sales/revenues from existing businesses) and core sales including Cytiva refer to sales from continuing operations calculated according to generally accepted accounting principles in the United States (“GAAP”) but excluding:
•sales from acquired businesses (as defined below, as applicable); and
•the impact of currency translation.
References to sales or operating profit attributable to acquisitions or acquired businesses refer to sales or operating profit, as applicable, from acquired businesses recorded prior to the first anniversary of the acquisition less the amount of sales and operating profit, as applicable, attributable to divested product lines not considered discontinued operations prior to the first anniversary of the divestiture; provided that in calculating core sales including Cytiva, Cytiva’s sales (net of the sales of the Company product lines divested in 2020 to obtain regulatory approval to acquire Cytiva, or the “divested product lines”) (“Cytiva sales”) are excluded from the definition of sales attributable to acquisitions or acquired businesses. The portion of revenue attributable to currency translation is calculated as the difference between:
•the period-to-period change in revenue (excluding sales from acquired businesses (as defined above, as applicable)); and
•the period-to-period change in revenue (excluding sales from acquired businesses (as defined above, as applicable)) after applying current period foreign exchange rates to the prior year period.
As noted above, beginning with results for the second quarter of 2020, the Company also presents core sales on a basis that includes Cytiva sales. Prior to the acquisition of Cytiva, Danaher calculated core sales solely on a basis that excluded sales from acquired businesses recorded prior to the first anniversary of the acquisition. However, given Cytiva’s significant size and historical core sales growth rate, in each case compared to Danaher’s existing businesses, management believes it is appropriate to also present core sales on a basis that includes Cytiva sales. Management believes this presentation provides useful information to investors by demonstrating the impact Cytiva has on the Company’s current growth profile, rather than waiting to demonstrate such impact 12 months after the acquisition when Cytiva would normally have been included in Danaher’s core sales calculation. Danaher calculates period-to-period core sales growth including Cytiva by adding to the baseline period sales Cytiva’s historical sales from such period (when it was owned by GE), net of the sales of the divested product lines, and also adding the Cytiva sales to the current period.
Core sales growth (and the related measure of core sales including Cytiva) should be considered in addition to, and not as a replacement for or superior to, sales, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting these non-GAAP financial measures provides useful information to investors by helping identify underlying growth trends in Danaher’s business and facilitating comparisons of Danaher’s revenue performance with its performance in prior and future periods and to Danaher’s peers. Management also uses these non-GAAP financial measures to measure the Company’s operating and financial performance, and uses core sales growth as one of the performance measures in the Company’s executive short-term cash incentive program. The Company excludes the effect of currency translation from these measures because currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends, and excludes the effect of acquisitions (other than Cytiva sales, in the case of core sales growth including Cytiva) and divestiture-related items because the nature, size, timing and number of acquisitions and divestitures can vary dramatically from period-to-period and between the Company and its peers and can also obscure underlying business trends and make comparisons of long-term performance difficult.
Throughout this discussion, references to sales growth or decline refer to the impact of both price and unit sales and references to productivity improvements generally refer to improved cost efficiencies resulting from the ongoing application of DBS.

Core Sales Growth and Core Sales Growth Including Cytiva

	2020 vs. 2019	2019 vs. 2018
Total sales growth (GAAP)	24.5%	5.0%
Impact of:
Acquisitions/divestitures	(18.0)%	(1.0)%
Currency exchange rates	—%	2.0%
Core sales growth (non-GAAP)	6.5%	6.0%
Impact of Cytiva sales growth (net of divested product lines)	3.0%
Core sales growth including Cytiva (non-GAAP)	9.5%
2020 Compared to 2019
Total sales increased 24.5% on a year-over-year basis in 2020 primarily as a result of an increase in sales from acquired businesses, net of divestitures, primarily due to the acquisition of Cytiva, as well as an increase in core sales resulting from the factors discussed below by segment. The impact of currency translation did not have a significant impact on reported sales on a year-over-year basis in 2020 as the negative impact of a stronger U.S. dollar in the first half of 2020 was offset by the favorable impact of the weakening of the U.S. dollar in the second half of 2020.
Operating Profit Performance
Operating profit margins were 19.0% for the year ended December 31, 2020 as compared to 18.3% in 2019. The following factors impacted year-over-year operating profit margin comparisons.
2020 vs. 2019 operating profit margin comparisons were favorably impacted by:
•Higher 2020 core sales volumes, lower overall spending levels for business travel and other business activities as a result of the pandemic and incremental year-over-year cost savings associated with the continued productivity improvement initiatives taken in 2020 and 2019, net of incremental year-over-year costs associated with various new product development and sales, service and marketing growth investments - 170 basis points
•The incremental accretive effect in 2020 of acquired businesses (including Cytiva), net of product line dispositions which did not qualify as discontinued operations - 125 basis points
2020 vs. 2019 operating profit margin comparisons were unfavorably impacted by:
•Acquisition-related fair value adjustments to inventory and deferred revenue, and incremental transaction costs deemed significant and integration preparation costs, in each case related to the acquisition of Cytiva - 215 basis points. The Company deems acquisition-related transaction costs incurred in a given period to be significant (generally relating to the Company’s larger acquisitions) if it determines that such costs exceed the range of acquisition-related transaction costs typical for Danaher in a given period.
•Impairment charges related to trade names in the Environmental & Applied Solutions segment incurred in the third quarter of 2020 - 5 basis points
•Impairment charges related to a facility in the Diagnostics segment and a trade name and other intangible assets in the Environmental & Applied Solutions segment incurred in the first quarter of 2020 - 5 basis points
Business Segments
Sales by business segment for the years ended December 31 are as follows ($ in millions):

	2020	2019	2018
Life Sciences	$10,576	$6,951	$6,471
Diagnostics	7,403	6,561	6,258
Environmental & Applied Solutions	4,305	4,399	4,320
Total	$22,284	$17,911	$17,049
For information regarding the Company’s sales by geographical region, refer to Note 2 to the accompanying Consolidated Financial Statements.

LIFE SCIENCES
The Company’s Life Sciences segment offers a broad range of instruments and consumables that are primarily used by customers to study the basic building blocks of life, including genes, proteins, metabolites and cells, in order to understand the causes of disease, identify new therapies, and test and manufacture new drugs and vaccines.
Life Sciences Selected Financial Data

	Year Ended December 31
($ in millions)	2020	2019	2018
Sales	$10,576	$6,951	$6,471
Operating profit	2,054	1,401	1,229
Depreciation	183	130	127
Amortization of intangible assets	870	357	344
Operating profit as a % of sales	19.4%	20.2%	19.0%
Depreciation as a % of sales	1.7%	1.9%	2.0%
Amortization as a % of sales	8.2%	5.1%	5.3%
Core Sales Growth and Core Sales Growth Including Cytiva

	2020 vs. 2019	2019 vs. 2018
Total sales growth (GAAP)	52.0%	7.5%
Impact of:
Acquisitions/divestitures	(46.5)%	(2.5)%
Currency exchange rates	—%	2.0%
Core sales growth (non-GAAP)	5.5%	7.0%
Impact of Cytiva sales growth (net of divested product lines)	7.5%
Core sales growth including Cytiva (non-GAAP)	13.0%
2020 Compared to 2019
Price increases in the segment contributed 1.0% to revenue growth on a year-over-year basis during 2020 as compared with 2019 and are reflected as a component of the change in core revenue growth.
During 2020, total sales in the segment increased 52.0% primarily as a result of increased sales from acquisitions, net of divestitures and increased core sales resulting from the factors discussed below. Currency exchange rates had a negligible impact on total sales in 2020 compared to 2019. During 2020, increased demand for instruments and consumables used for COVID-19 related applications in the bioprocessing end-market was partially offset by lower demand in certain non-COVID-19 applications as a result of the response to the pandemic. The Company saw lower demand for equipment late in the first quarter and in the second quarter as the COVID-19 pandemic spread around the world, academic research labs closed late in the first quarter of 2020 and customers deferred purchases of larger instruments. The Company saw the gradual reopening of certain research labs later in 2020 as the pandemic subsided, although the recurrence of the pandemic in certain geographies has required certain labs to remain closed or operate at a lower capacity. Core sales for filtration, separation and purification technologies increased across most major geographies on a year-over-year basis led by Western Europe, China and North America. Demand for filtration, separation and purification technologies was led by COVID-19 related demand in the biopharmaceutical end-market, partially offset by weaker demand in the fluid technology and asset protection and aerospace end-markets. Core sales of microscopy products decreased on a year-over-year basis across all major product lines, primarily due to lower demand in the medical, industrial, and life science research end-markets. Geographically, demand for microscopy products decreased across all major geographies and end-markets, as shutdown measures to curb COVID-19 reduced year-over-year demand for equipment in particular. Year-over-year core sales for flow cytometry and particle counting solutions increased in 2020 across all major geographies and most end-markets due to increased demand for genomic sample preparation consumables and automation products resulting from the COVID-19 pandemic. Core sales of the business’ broad range of mass spectrometers declined on a year-over-year basis due to lower demand in the clinical and pharmaceutical end-markets in the first half of the year as a result of the COVID-19 pandemic. Demand for mass spectrometer products improved sequentially throughout the second half of 2020. Geographically, the decrease in demand was led by North America, Western Europe and China. Core sales in the genomics consumables business increased across all major geographies and product lines, driven primarily by demand for primer and probe kits related to COVID-19 testing.

The acquisition of Cytiva on March 31, 2020 has provided, and is expected to continue to provide additional sales and earnings growth opportunities for the Company’s Life Sciences segment by expanding the business’ geographic and product line diversity, including new product and service offerings that complement the Company’s biologics workflow solutions. Due to the proximity of the acquisition date to the end of the first quarter, there are no results of operations for Cytiva included in the Life Sciences segment in the first quarter of 2020. Beginning in the second quarter of 2020, Cytiva is included in the Life Sciences segment results. In the last nine months of 2020, Cytiva experienced significant increased demand across all major geographies and end-markets, driven by demand for instruments and consumables used in the research and development of COVID-19-related treatments and vaccines.
Operating Profit Performance
Operating profit margins declined 80 basis points during 2020 as compared to 2019. The following factors impacted year-over-year operating profit margin comparisons.
2020 vs. 2019 operating profit margin comparisons were favorably impacted by:
•Higher 2020 core sales volumes, lower overall spending levels for business travel and other business activities as a result of the pandemic, incremental year-over-year cost savings associated with the continued productivity improvement initiatives taken in 2020 and 2019 and the impact of foreign currency exchange rates in 2020, net of incremental year-over-year costs associated with various new product development and sales and marketing growth investments - 200 basis points
•The incremental accretive effect in 2020 of acquired businesses, net of product line dispositions which did not qualify as discontinued operations - 200 basis points
2020 vs. 2019 operating profit margin comparisons were unfavorably impacted by:
•Acquisition-related fair value adjustments to inventory and deferred revenue related to the acquisition of Cytiva - 480 basis points
Depreciation and amortization increased during 2020 as compared to 2019 due primarily to the impact of the acquisition of Cytiva.

DIAGNOSTICS
The Company’s Diagnostics segment offers analytical instruments, reagents, consumables, software and services that hospitals, physicians’ offices, reference laboratories and other critical care settings use to diagnose disease and make treatment decisions.
Diagnostics Selected Financial Data

	Year Ended December 31
($ in millions)	2020	2019	2018
Sales	$7,403	$6,561	$6,258
Operating profit	1,538	1,134	1,074
Depreciation	397	376	379
Amortization of intangible assets	205	206	210
Operating profit as a % of sales	20.8%	17.3%	17.2%
Depreciation as a % of sales	5.4%	5.7%	6.1%
Amortization as a % of sales	2.8%	3.1%	3.4%
Core Sales Growth

	2020 vs. 2019	2019 vs. 2018
Total sales growth (GAAP)	13.0%	5.0%
Impact of:
Currency exchange rates	0.5%	2.0%
Core sales growth (non-GAAP)	13.5%	7.0%

2020 Compared to 2019
Price increases in the segment did not have a significant impact on sales growth on a year-over-year basis during 2020 as compared with 2019.
During 2020, total sales in the segment increased 13.0%, driven by the factors discussed below related to core sales growth, net of a modest negative impact from currency exchange rates. During 2020, increased demand for molecular diagnostics and acute care instruments and consumables to support the response to the COVID-19 pandemic was partially offset by lower demand for instruments and consumables in the clinical lab businesses as a result of shutdowns and restrictions related to the pandemic. While patient volumes remained down year-over-year, the Company saw sequential improvement in patient volume from the second quarter of 2020 through the end of the year. Core sales in the segment’s clinical lab business decreased on a year-over-year basis driven by lower demand across all major product lines. Geographically, shutdown measures to curb COVID-19 reduced core laboratory testing volumes year-over-year across all major geographies. Core sales increased in the molecular diagnostics business on a year-over-year basis in both developed and high-growth markets and contributed significantly to overall segment core sales growth. The molecular diagnostics business experienced particularly strong growth in sales of instruments and consumables in the infectious disease product line driven by the development and commercialization of diagnostic test solutions for COVID-19. Core sales in the acute care diagnostic business increased year-over-year primarily due to higher demand for blood gas instruments and consumables, driven in part by increased hospitalizations as a result of the COVID-19 pandemic. Geographically, demand was strong across all major geographies. Core sales in the pathology business grew year-over-year driven by increased demand for advanced staining consumables and pathology imaging products. Geographically, core sales growth in the pathology business was led by North America and Western Europe, partially offset by soft demand in China.
Operating Profit Performance
Operating profit margins increased 350 basis points during 2020 as compared to 2019. The following factors impacted year-over-year operating profit margin comparisons.
2020 vs. 2019 operating profit margin comparisons were favorably impacted by:
•Higher 2020 core sales volumes, lower overall spending levels for business travel and other business activities as a result of the pandemic and incremental year-over-year cost savings associated with the continued productivity improvement initiatives taken in 2020 and 2019, net of incremental year-over-year costs associated with various new product development and sales and marketing growth investments and the impact of foreign currency exchange rates in 2020 - 355 basis points
2020 vs. 2019 operating profit margin comparisons were unfavorably impacted by:
•Impairment charges related to a facility incurred in the first quarter of 2020 - 5 basis points
Depreciation and amortization as a percentage of sales decreased during 2020 as compared with 2019 largely due to the impact of increased sales in 2020.

ENVIRONMENTAL & APPLIED SOLUTIONS
The Company’s Environmental & Applied Solutions segment offers products and services that help protect important resources and keep global food and water supplies safe. The Company’s water quality business provides instrumentation, consumables, software, services and disinfection systems to help analyze, treat and manage the quality of ultra-pure, potable, industrial, waste, ground, source and ocean water in residential, commercial, municipal, industrial and natural resource applications. The Company’s product identification business provides instruments, software, services and consumables for various color and appearance management, packaging design and quality management, packaging converting, printing, marking, coding and traceability applications for consumer, pharmaceutical and industrial products.

Environmental & Applied Solutions Selected Financial Data

	Year Ended December 31
($ in millions)	2020	2019	2018
Sales	$4,305	$4,399	$4,320
Operating profit	979	1,052	988
Depreciation	47	49	47
Amortization of intangible assets	63	62	62
Operating profit as a % of sales	22.7%	23.9%	22.9%
Depreciation as a % of sales	1.1%	1.1%	1.1%
Amortization as a % of sales	1.5%	1.4%	1.4%
Core Sales (Decline) Growth

	2020 vs. 2019	2019 vs. 2018
Total sales (decline) growth (GAAP)	(2.0)%	2.0%
Impact of:
Acquisitions/divestitures	—%	(0.5)%
Currency exchange rates	0.5%	2.0%
Core sales (decline) growth (non-GAAP)	(1.5)%	3.5%
2020 Compared to 2019
Price increases in the segment contributed 1.5% to sales growth on a year-over-year basis during 2020 as compared with 2019 and are reflected as a component of the change in core revenue growth.
During 2020, total sales in the segment decreased 2.0% primarily as a result of the factors discussed below related to core sales declines, as well as from the negative impact of currency exchange rates. Core sales in the segment’s water quality businesses increased slightly during 2020 as compared with 2019 as increased demand for consumables was mostly offset by lower over-year demand for equipment as a result of the COVID-19 pandemic. While demand for equipment decreased on a year-over-year basis in 2020, the Company saw sequential improvement in the demand for equipment from the second quarter of 2020 through the end of the year. Year-over-year core sales in the analytical instrumentation product line increased in 2020, as increases in Western Europe and China more than offset decreases in North America and the Middle East. In the business’ chemical treatment solutions product line, increased demand in the food and beverage, commercial and industrial, and power end-markets was offset by lower demand in the oil and gas, primary metals, transportation and chemical end-markets. Geographically, year-over-year core sales in the chemical treatment solutions product line increased in North America and decreased in Latin America. Core sales in the business’ ultraviolet water disinfection product line increased in 2020, as increased demand in North America and Western Europe more than offset weaker demand in the high-growth markets.
Core sales in the segment’s product identification businesses decreased at a mid-single digit rate during 2020 as compared with 2019 driven by lower demand for equipment as a result of the COVID-19 pandemic. While demand for equipment decreased on a year-over-year basis in 2020, the Company saw sequential improvement in the demand for equipment from the second quarter of 2020 through the end of the year. Core sales in the marking and coding business decreased year-over-year, as increased demand in North America was more than offset by weaker demand in Western Europe and the high-growth markets. Demand for marking and coding equipment decreased in 2020, offsetting increased demand for consumables in the food and beverage, consumer-packaged goods and pharmaceutical end-markets. For packaging and color solutions products and services, core sales decreased year-over-year, driven by lower demand for equipment in North America, Western Europe and the high-growth markets. The Company saw continued improvement in demand for packaging and color management solutions in the second half of 2020 compared to the first half of the year.
Operating Profit Performance
Operating profit margins declined 120 basis points during 2020 as compared to 2019. Year-over-year operating profit margin comparisons were unfavorably impacted by:
•Lower 2020 core sales volumes and incremental year-over-year costs associated with sales, service and marketing growth investments, net of lower overall spending levels for business travel and other business activities as a result of the pandemic, incremental year-over-year cost savings associated with the continued productivity improvement initiatives taken in 2020 and 2019 and the impact of foreign currency exchange rates in 2020 - 65 basis points

•Impairment charges related to trade names incurred in the third quarter of 2020 - 35 basis points
•Impairment charges related to a trade name and other intangible assets incurred in the first quarter of 2020 - 5 basis points
•The incremental net dilutive effect in 2020 of acquired businesses - 15 basis points

COST OF SALES AND GROSS PROFIT

	Year Ended December 31
($ in millions)	2020	2019	2018
Sales	$22,284	$17,911	$17,049
Cost of sales	(9,809)	(7,927)	(7,544)
Gross profit	$12,475	$9,984	$9,505
Gross profit margin	56.0%	55.7%	55.8%
The year-over-year increase in cost of sales during 2020 as compared with 2019 was due primarily to the impact of higher year-over-year sales volumes, including sales volumes from recently acquired businesses, and 2020 acquisition-related charges associated with fair value adjustments to inventory in connection with the Cytiva Acquisition, which increased cost of sales by $457 million in 2020.
The year-over-year increase in gross profit margin during 2020 as compared with 2019 was due primarily to higher year-over-year sales volumes, including sales volumes from recently acquired businesses, and higher gross profit margins of recently acquired businesses, partially offset by the impact of 2020 acquisition-related charges associated with fair value adjustments to inventory and deferred revenue in connection with the Cytiva Acquisition, which adversely impacted gross profit margin comparisons by approximately 215 basis points in 2020 compared to 2019.

OPERATING EXPENSES

	Year Ended December 31
($ in millions)	2020	2019	2018
Sales	$22,284	$17,911	$17,049
Selling, general and administrative (“SG&A”) expenses	(6,896)	(5,589)	(5,391)
Research and development (“R&D”) expenses	(1,348)	(1,126)	(1,059)
SG&A as a % of sales	30.9%	31.2%	31.6%
R&D as a % of sales	6.0%	6.3%	6.2%
SG&A expenses as a percentage of sales declined 30 basis points on a year-over-year basis for 2020 compared with 2019. The decline was driven by the benefit of increased leverage of the Company’s general and administrative cost base resulting from higher 2020 sales volumes, including sales volumes from recently acquired companies, incremental year-over-year cost savings associated with the continuing productivity improvement initiatives taken in 2020 and 2019, lower travel expenses in 2020 and lower year-over-year transaction costs related to the Cytiva Acquisition. These decreases were partially offset by incremental year-over-year amortization charges which adversely impacted SG&A as a percentage of sales by approximately 160 basis points, primarily related to the Cytiva Acquisition in 2020, as well as impairment charges related to a facility in the Diagnostics segment and trade name and other intangible assets in the Environmental & Applied solutions segment incurred in the first and third quarters of 2020 and continued investments in sales and marketing growth initiatives.
R&D expenses (consisting principally of internal and contract engineering personnel costs) as a percentage of sales declined in 2020 as compared with 2019, primarily due to lower R&D expenses as a percentage of sales in businesses recently acquired as well as the impact of sales growth rates in 2020 exceeding the spending growth related to the Company's new product development initiatives.

NONOPERATING INCOME (EXPENSE)
The Company disaggregates the service cost component of net periodic benefit costs of noncontributory defined benefit pension plans and other postretirement employee benefit plans and presents the other components of net periodic benefit cost in other (expense) income, net. These other components include the assumed rate of return on plan assets, partially offset by amortization of actuarial losses and interest and aggregated to a gain of $16 million, $12 million and $35 million as of December 31, 2020, 2019 and 2018, respectively. The Company’s net periodic pension cost for the year ended December 31, 2019 includes a settlement loss of $7 million ($6 million after tax or $0.01 per diluted common share) as a result of the transfer of a portion of its non-U.S. pension liabilities related to one defined benefit plan to a third party.
The Company estimates the fair value of investments in equity securities using the Fair Value Alternative and records adjustments to fair value within net earnings. Additionally, the Company is a limited partner in a partnership that invests in early stage companies. While the partnership records these investments at fair value, the Company’s investment in the partnership is accounted for under the equity method of accounting. During the year ended December 31, 2020, the Company recorded net realized and unrealized gains of $18 million related to changes in the fair value of these investments. In addition, the Company recorded other income of $5 million related to certain other transactions during 2020. These items are reflected in other income (expense), net in the Company’s Consolidated Statement of Earnings. No significant realized or unrealized gains or losses were recorded in either 2019 or 2018 with respect to these investments.
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

LOSS ON EARLY EXTINGUISHMENT OF BORROWINGS
In the fourth quarter of 2020, the Company redeemed the €800 million aggregate principal amount of 1.7% senior unsecured notes due 2022 at a redemption price equal to the outstanding principal amount and a make-whole premium as specified in the applicable indenture, plus accrued and unpaid interest. The Company recorded a loss on early extinguishment of these borrowings of $26 million ($20 million after-tax or $0.03 per diluted common share) related to the payment of make-whole premiums in connection with the redemption. The Company funded the redemption using available cash balances, including proceeds from the fourth quarter 2020 issuance of the 2.6% senior unsecured notes due 2050.
In the fourth quarter of 2019, the Company redeemed the $500 million aggregate principal amount of 2.4% senior unsecured notes due 2020 and the $375 million aggregate principal amount of 5.0% senior unsecured notes due 2020 at a redemption price equal to the outstanding principal amount and a make-whole premium as specified in the applicable indenture, plus accrued and unpaid interest. The Company recorded a loss on extinguishment of these borrowings of $7 million ($5 million after-tax or $0.01 per diluted common share) related to the payment of make-whole premiums in connection with the redemption. The Company funded the redemption using a portion of the cash distribution it received in connection with the Envista Disposition.

INTEREST COSTS
Interest expense of $275 million for 2020 was $167 million higher than in 2019, due primarily to the impact of higher average debt balances as a result of the issuances of debt in 2019 and 2020 (primarily to fund the Cytiva Acquisition) and 2020 borrowings under the Company’s $5.0 billion unsecured revolving credit facility with a syndicate of banks that expires on August 27, 2024, subject to a one-year extension option at the request of the Company with the consent of the lenders (the “Five-Year Facility”) and the Company’s $5.0 billion 364-day unsecured revolving credit facility with a syndicate of banks that was scheduled to expire on August 26, 2020 (the “Superseded 364-Day Facility”), prior to the subsequent repayment of such credit facility borrowings. Proceeds from these borrowings as well as available cash balances were used to fund the acquisition of Cytiva and for general corporate purposes. Interest income of $71 million for 2020 was $68 million lower than in 2019, due primarily to lower interest rates and lower average cash balances in 2020 due to the funding of the Cytiva Acquisition.
In January 2019, the Company entered into approximately $1.9 billion of cross-currency swap derivative contracts on its U.S. dollar-denominated bonds to effectively convert the Company’s U.S. dollar-denominated bonds to obligations denominated in Danish kroner, Japanese yen, euro and Swiss franc and reduce the interest rate from the stated interest rates on the U.S. dollar-denominated debt to the interest rates of the swaps. In addition, in 2020, the Company entered into approximately $1.0 billion of cross-currency swap derivative contracts on its U.S. dollar-denominated bonds to effectively convert the Company’s U.S.

dollar-denominated bonds to obligations denominated in euro and reduce the interest rate from the stated interest rates on the U.S. dollar-denominated debt to the interest rates of the swaps. As of December 31, 2020, approximately $2.0 billion of the cross-currency swap derivative contracts remained outstanding. For a further description of the Company’s debt and cross-currency swap derivative contracts related to the debt as of December 31, 2020 refer to Notes 11 and 12 to the Consolidated Financial Statements.

INCOME TAXES
General
Income tax expense and deferred tax assets and liabilities reflect management’s assessment of future taxes expected to be paid on items reflected in the Company’s Consolidated Financial Statements. The Company records the tax effect of discrete items and items that are reported net of their tax effects in the period in which they occur.
The Company’s effective tax rate can be affected by changes in the mix of earnings in countries with different statutory tax rates (including as a result of business acquisitions and dispositions), changes in the valuation of deferred tax assets and liabilities, accruals related to contingent tax liabilities and period-to-period changes in such accruals, the results of audits and examinations of previously filed tax returns (as further discussed below), the expiration of statutes of limitations, the implementation of tax planning strategies, tax rulings, court decisions, settlements with tax authorities and changes in tax laws and regulations, such as the TCJA and legislative policy changes that may result from the OECD’s initiative on Base Erosion and Profit Shifting or the change in the U.S. administration. For a description of the tax treatment of earnings that are planned to be reinvested indefinitely outside the United States, refer to “—Liquidity and Capital Resources—Cash and Cash Requirements” below.
The amount of income taxes the Company pays is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis. Based on these reviews, which take into account the results of discussions and resolutions of matters with certain tax authorities and the other factors referenced in the prior paragraph, reserves for contingent tax liabilities are accrued or adjusted as necessary. For a discussion of risks related to these and other tax matters, refer to “Item 1A. Risk Factors”.
Year-Over-Year Changes in the Tax Provision and Effective Tax Rate

	Year Ended December 31
	2020	2019	2018
Effective tax rate from continuing operations	18.9%	26.4%	18.8%
The Company’s effective tax rate for 2020 and 2019 differs from the U.S. federal statutory rate of 21.0%, due principally to the Company’s earnings outside the United States that are indefinitely reinvested and taxed at rates different than the U.S. federal statutory rate. Refer to Note 15 to the Consolidated Financial Statements for a discussion of the Company’s effective tax rate.
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
The Company and its subsidiaries are routinely examined by various domestic and international taxing authorities. The IRS has completed substantially all of the examinations of the Company’s federal income tax returns through 2015 and is currently examining certain of the Company’s federal income tax returns for 2016 through 2018. In addition, the Company has subsidiaries in Austria, Belgium, Canada, China, Denmark, France, Germany, India, Japan, Korea, Switzerland, the United Kingdom and various other countries, states and provinces that are currently under audit for years ranging from 2004 through 2018.
In the fourth quarter of 2018 and the first quarter of 2019, the IRS proposed significant adjustments to the Company’s taxable income for the years 2012 through 2015 with respect to the deferral of tax on certain premium income related to the Company’s self-insurance programs. For income tax purposes, the recognition of premium income has been deferred in accordance with U.S. tax laws related to insurance. The IRS challenged the deferral of premiums for certain types of the Company’s self-insurance policies. These proposed adjustments would have increased the Company’s taxable income over the 2012 through 2015 period by approximately $2.7 billion. In the third quarter of 2020, the Company settled the 2012 through 2015 audit period with the IRS, including the resolution of these proposed adjustments. The settlement was not material to the Company’s financial statements, including its cash flows and effective tax rate. As the settlement with the IRS was specific to the audit period, the settlement does not preclude the IRS from proposing similar adjustments to the Company’s self-insurance programs in current or future audits. In connection with its examination of the Company’s federal income tax returns for 2016, 2017 and 2018, the IRS has requested additional information on the Company’s self-insurance programs. Due to the enactment of the TCJA in 2017 and the resulting reduction in the U.S. corporate tax rate for years after 2017, the Company revalued its deferred tax liabilities related to the temporary differences associated with this deferred premium income from 35.0% to 21.0%. If the IRS proposes adjustments related to the Company’s self-insurance premiums with respect to years subsequent to 2015 and prior to adoption of the TCJA and the Company is unsuccessful in defending its position, any taxes owed to the IRS may be computed under the previous 35.0% statutory tax rate and the Company may be required to revalue the related deferred tax liabilities from 21.0% to 35.0%, which in addition to any interest due on the amounts assessed, would require a charge to future earnings. Management believes the positions the Company has taken in its U.S. tax returns are in accordance with the relevant tax laws.
Tax authorities in Denmark have raised significant issues related to interest accrued by certain of the Company’s subsidiaries. On December 10, 2013, the Company received assessments from the Danish tax authority (“SKAT”) of approximately DKK 1.9 billion including interest through December 31, 2020 (approximately $309 million based on exchange rates as of December 31, 2020) imposing withholding tax relating to interest accrued in Denmark on borrowings from certain of the Company’s subsidiaries for the years 2004 through 2009. The Company appealed these assessments to the Danish National Tax Tribunal in 2014. The appeal is pending, awaiting the final outcome of other, preceding withholding tax cases that were appealed to the Danish courts and subsequently to the Court of Justice of the European Union (“CJEU”). In February 2019, the CJEU decided several of these cases and ruled that the exemption of interest payments from withholding taxes provided in the applicable EU directive should be denied where taxpayers use the directive for abusive or fraudulent purposes, and that it is up to the national courts to make this determination. This decision of the CJEU now awaits application by the Danish High Court in the other, preceding withholding tax cases. SKAT has maintained a similar position related to withholding tax on interest accrued in Denmark on borrowings from certain of the Company’s subsidiaries with respect to tax years 2010 through 2015. In 2019, the Company received aggregate assessments for these matters of approximately DKK 1.8 billion including interest through December 31, 2020 (approximately $302 million based on the exchange rate as of December 31, 2020). The Company is appealing these assessments as well.
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
On June 24, 2020, SKAT issued a press release to announce that it has misapplied Denmark’s interest rules in some assessments concerning withholding tax and overcharged interest. Subsequent to year end, the Company received a notice from SKAT dated January 15, 2021 that includes a significant reduction in the interest amounts due related to the assessments discussed above. The Company is reviewing the notice and the revised interest calculations received from SKAT.
The Company expects its 2021 effective tax rate to be approximately 20.5% which is higher than the 2020 rate due primarily to the geographic mix of earnings anticipated for 2021. Any future legislative changes in the United States and/or potential tax reform in other jurisdictions, could cause the Company’s effective tax rate to differ from this estimate. Refer to Note 15 to the Consolidated Financial Statements for additional information related to income taxes.

DISCONTINUED OPERATIONS
As further discussed in Note 4 to the Consolidated Financial Statements, discontinued operations include the results of Envista which was disposed of during the fourth quarter of 2019. In 2019, earnings from discontinued operations, net of income taxes, were $576 million and reflect the operating results of Envista prior to the Envista Disposition and a gain on the disposition of Envista of $451 million, net of certain costs associated with the Envista Disposition including costs related to establishing Envista as a stand-alone entity and legal, accounting and investment banking fees.

COMPREHENSIVE INCOME
Comprehensive income increased by approximately $3.6 billion in 2020 as compared to 2019, primarily due to a gain on foreign currency translation adjustments in 2020 compared to a loss in 2019, higher net earnings and a decrease in the loss from cash flow hedge adjustments in 2020 compared to 2019, partially offset by an increase in losses from pension and postretirement plan benefit adjustments in 2020 compared to 2019.  The Company recorded a foreign currency translation gain of approximately $2.9 billion for 2020 compared to a translation loss of $75 million for 2019. The Company recorded a pension and postretirement plan benefit loss of $147 million for 2020 compared to a loss of $90 million for 2019. The

Company recorded losses from cash flow hedge adjustments related to the Company’s cross-currency swap derivative contracts in 2020 of $72 million compared to losses of $113 million in 2019.

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
The Company is exposed to market risk from changes in interest rates, foreign currency exchange rates, equity prices and commodity prices as well as credit risk, each of which could impact its Consolidated Financial Statements. The Company generally addresses its exposure to these risks through its normal operating and financing activities. The Company also periodically uses derivative financial instruments to manage foreign exchange risks and interest rate risks. In addition, the Company’s broad-based business activities help to reduce the impact that volatility in any particular area or related areas may have on its financial statements as a whole.
Interest Rate Risk
The Company manages interest cost using a mixture of fixed-rate and variable-rate debt. A change in interest rates on fixed rate debt impacts the fair value of the debt but not the Company’s earnings or cash flow because the interest on such debt is fixed. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. As of December 31, 2020, an increase of 100 basis points in interest rates would have decreased the fair value of the Company’s fixed-rate long-term debt (excluding the LYONs, which have not been included in this calculation as the value of this convertible debt was primarily derived from the value of its underlying common stock) by approximately $2.0 billion.
As of December 31, 2020, the Company’s variable-rate debt obligations consisted primarily of euro-based commercial paper borrowings (refer to Note 11 to the Consolidated Financial Statements for information regarding the Company’s outstanding commercial paper balances as of December 31, 2020). As a result, the Company’s primary interest rate exposure results from changes in short-term interest rates. As these shorter duration obligations mature, the Company may issue additional short-term commercial paper obligations to refinance all or part of these borrowings, to the extent commercial paper markets are available. In 2020, the average annual interest rate associated with the Company’s outstanding commercial paper borrowings was approximately negative 6 basis points. A hypothetical increase of this average to positive 13 basis points would have increased the Company’s annual interest expense by $5 million. The hypothetical increase used is the actual amount by which the Company’s commercial paper interest rates fluctuated during 2020.
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
Currency exchange rates did not have a significant impact on 2020 reported sales on a year-over-year basis. If the currency exchange rates in effect as of December 31, 2020 were to prevail throughout 2021, currency exchange rates would increase 2021 estimated sales relative to 2020 sales by approximately 3.0%. Strengthening of the U.S. dollar against other major currencies compared to the exchange rates in effect as of December 31, 2020 would adversely impact the Company’s sales and results of operations on an overall basis. Any weakening of the U.S. dollar against other major currencies compared to the exchange rates in effect as of December 31, 2020 would positively impact the Company’s sales and results of operations.
The Company has generally accepted the exposure to exchange rate movements without using derivative financial instruments to manage this transactional exchange risk, although the Company has used foreign currency-denominated debt and cross-currency swaps to hedge a portion of its net investments in foreign operations against adverse movements in exchange rates. Both positive and negative movements in currency exchange rates against the U.S. dollar will continue to affect the reported amount of sales and net earnings in the Company’s Consolidated Financial Statements. In addition, the Company has assets and liabilities held in foreign currencies. A 10% depreciation in major currencies relative to the U.S. dollar as of December 31,

2020 would have reduced foreign currency-denominated net assets and stockholders’ equity by approximately $1.5 billion. As of December 31, 2020, the Company had $2.0 billion of cross-currency swap derivative contracts outstanding as hedges of its net investment in foreign operations. These contracts effectively convert the Company’s U.S. dollar-denominated bonds to obligations denominated in Danish kroner, Japanese yen, euro and Swiss franc, and partially offset the impact of changes in currency rates on foreign currency-denominated net assets during the term of the swap. The Company also uses cross-currency swap derivative contracts to hedge U.S. dollar-denominated long-term debt issuances in a foreign subsidiary whose functional currency is the euro against adverse movements in exchange rates between the U.S. dollar and the euro. For a further description of the Company’s cross-currency swap derivative contracts as of December 31, 2020 refer to Note 12 to the Consolidated Financial Statements.
Equity Price Risk
The Company’s investment portfolio from time to time includes publicly-traded equity securities that are sensitive to fluctuations in market price, though as of December 31, 2020, the Company held no available-for-sale marketable equity securities. The Company holds non-marketable equity investments in privately held companies that may be impacted by equity price risks. These non-marketable equity investments are accounted for under the Fair Value Alternative method with changes in fair value recorded in earnings. Volatility in the equity markets or other fair value considerations could affect the value of these investments and require charges or gains to be recognized in earnings.
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

LIQUIDITY AND CAPITAL RESOURCES
Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company continues to generate substantial cash from operating activities and believes that its operating cash flow and other sources of liquidity will be sufficient to allow it to continue investing in existing businesses, consummating strategic acquisitions and investments, paying interest and servicing debt, funding restructuring activities and managing its capital structure on a short and long-term basis.
Notwithstanding the foregoing, the Company continues to monitor the impact of the COVID-19 pandemic on the Company’s liquidity and capital resources and has taken actions intended to mitigate adverse impacts. Historically, the Company has generally relied on borrowings under its commercial paper program to address liquidity requirements that exceed the capacity provided by its operating cash flows and cash on hand, while also accessing the capital markets from time to time to secure financing for more significant acquisitions. The COVID-19 pandemic adversely affected the availability of new borrowings in the commercial paper markets at times during 2020. Therefore, in the first half of 2020, the Company engaged in the following financing transactions:
•The Company borrowed $2.5 billion under the Five-Year Facility and $2.5 billion under the Superseded 364-Day Facility for general corporate purposes (including payment of a portion of the purchase price for the Cytiva Acquisition and repayment of certain commercial paper obligations as they matured). The Company replaced the Superseded 364-Day Facility with a new $2.5 billion 364-Day Facility, which was terminated on December 31, 2020. All amounts borrowed under the credit facilities referenced above were repaid in 2020. As of December 31, 2020, after taking into account amounts backstopping outstanding commercial paper, the Company had availability under the Five-Year Credit Facility of approximately $4.4 billion for direct borrowings or to backstop the issuance of additional commercial paper to the extent available.
•The Company issued approximately €2.5 billion (approximately $2.7 billion based on currency exchange rates as of the respective dates of the pricing of the notes) aggregate principal amount of euro-denominated senior unsecured notes, the proceeds of which have been and are being used for general corporate purposes (including repayment of the borrowings under the Superseded 364-Day Facility and the Five-Year Facility, and repayment of certain commercial paper obligations as they mature).
•The Company completed the 2020 Common Stock Offering and 2020 MCPS Offering and received net proceeds of approximately $1.73 billion and $1.67 billion, respectively, which have been and will be used for general corporate purposes.
•In October 2020, the Company issued $1.0 billion aggregate principal amount of U.S. dollar-denominated senior unsecured notes, the proceeds of which have been and will be used for general corporate purposes, including the redemption of the 2022 Euronotes in the fourth quarter of 2020.

Following is an overview of the Company’s cash flows and liquidity for the years ended December 31:
Overview of Cash Flows and Liquidity

($ in millions)	2020	2019	2018
Total operating cash flows provided by continuing operations	$6,215	$3,657	$3,644

Cash paid for acquisitions	$(20,971)	$(331)	$(2,173)
Payments for additions to property, plant and equipment	(791)	(636)	(584)
Proceeds from sales of property, plant and equipment	2	13	6
Payments for purchases of investments	(342)	(241)	(146)
Proceeds from sales of investments	13	—	22
Proceeds from sale of product lines	826	—	—
All other investing activities	24	29	1
Total investing cash used in discontinued operations	—	(72)	(75)
Net cash used in investing activities	$(21,239)	$(1,238)	$(2,949)

Proceeds from the issuance of common stock in connection with stock-based compensation	$153	$130	$96
Proceeds from the public offering of common stock, net of issuance costs	1,729	1,443	—
Proceeds from the public offering of preferred stock, net of issuance costs	1,668	1,600	—
Net proceeds from the sale of Envista Holdings Corporation common stock, net of issuance costs	—	643	—
Payment of dividends	(615)	(527)	(433)
Net (repayments of) proceeds from borrowings (maturities of 90 days or less)	(4,637)	2,802	66
Proceeds from borrowings (maturities longer than 90 days)	8,670	12,113	—
Repayments of borrowings (maturities longer than 90 days)	(5,933)	(1,565)	(508)
Make-whole premiums to redeem borrowings prior to maturity	(26)	(7)	—
All other financing activities	(3)	(43)	(18)
Cash distributions to Envista Holdings Corporation, net	—	(224)	—
Net cash provided by (used in) financing activities	$1,006	$16,365	$(797)
•Operating cash flows from continuing operations increased approximately $2.6 billion, or approximately 70%, during 2020 as compared to 2019, due to higher net earnings (and excluding noncash impairment charges and fair value adjustments related to certain long-lived assets in 2020, noncash charges for depreciation, amortization and stock compensation in both periods, and noncash discrete tax charges in 2019), higher cash provided by trade accounts payable, prepaid expenses and other assets, and accrued expenses and other liabilities during the 2020 period compared to the prior year, partially offset by higher cash used for trade accounts receivable and inventories in 2020 compared to the prior year.
•Net cash used in investing activities increased approximately $20.0 billion during 2020 as compared to 2019 and consisted primarily of cash paid for acquisitions, primarily the Cytiva Acquisition, and to a lesser extent investments. Refer to Notes 3 and 9 to the Consolidated Financial Statements included in this Annual Report for a discussion of the Company’s acquisitions and investments.
•Refer to the discussion at the beginning of the “Liquidity and Capital Resources” section for a summary of the Company’s 2020 financing activities.
•As of December 31, 2020, the Company held approximately $6.0 billion of cash and cash equivalents.

Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, restructuring activities and productivity improvement initiatives, pension funding and other items impact reported cash flows.
Operating cash flows from continuing operations were approximately $6.2 billion for 2020, an increase of approximately $2.6 billion, or approximately 70%, as compared to 2019. The year-over-year change in operating cash flows from 2019 to 2020 was primarily attributable to the following factors:
•2020 operating cash flows benefited from higher net earnings in 2020 as compared to 2019. Partially offsetting the impact of this increase is the fact that 2019 net earnings from continuing operations included $215 million of net discrete noncash tax charges compared to a net discrete noncash tax benefit of $85 million in 2020. In addition, net earnings from continuing operations in 2020 included $22 million of noncash impairment charges and $6 million of fair value adjustment gains related to certain long-lived assets and investments. These noncash charges and gains impacted earnings without a corresponding impact to operating cash flows.
•Net earnings for 2020 reflected an increase of approximately $1.1 billion of depreciation, amortization (intangible assets and inventory step-up) and stock compensation expense as compared to 2019. Amortization expense primarily relates to the amortization of intangible assets and inventory fair value adjustments. Depreciation expense relates to both the Company’s manufacturing and operating facilities as well as instrumentation leased to customers under operating-type lease arrangements. The increase in depreciation and amortization in 2020 compared to 2019 is primarily due to the Cytiva Acquisition in 2020. Depreciation, amortization and stock compensation are noncash expenses that decrease earnings without a corresponding impact to operating cash flows.
•The aggregate of trade accounts receivable, inventories and trade accounts payable used $160 million in operating cash flows during 2020, compared to $161 million of operating cash flows used in 2019. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories and trade accounts payable depends upon how effectively the Company manages the cash conversion cycle, which effectively represents the number of days that elapse from the day it pays for the purchase of raw materials and components to the collection of cash from its customers and can be significantly impacted by the timing of collections and payments in a period.
•The aggregate of prepaid expenses and other assets, deferred income taxes and accrued expenses and other liabilities provided $765 million in operating cash flows during 2020, compared to $38 million provided in 2019. The timing of cash payments for taxes, various employee-related liabilities, customer funding and accrued expenses drove the majority of this change.

Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures, including instruments leased to customers, cash used for investments and cash proceeds from divestitures of businesses or assets.
Net cash used in investing activities was approximately $21.2 billion during 2020 compared to approximately $1.2 billion of net cash used in 2019.

Acquisitions, Divestitures and Sale of Investments
For a discussion of the Company’s 2020 acquisitions and divestitures refer to “—Overview” and Note 3 to the Consolidated Financial Statements. In addition, in 2020 and 2019, the Company invested $342 million and $241 million, respectively, in non-marketable equity securities and partnerships.
During 2019, the Company acquired five businesses for total consideration of $331 million in cash, net of cash acquired. The businesses acquired complement existing units of each of the Company’s three segments. The aggregate annual sales of these businesses at the time of their acquisition, in each case based on the companies’ revenues for its last completed fiscal year prior to the acquisition, were $72 million.
Refer to Note 4 to the Consolidated Financial Statements for additional information regarding the Company’s transfer of its former dental business to Envista Holdings Corporation.
Capital Expenditures
Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development, improving information technology systems and the manufacture of instruments that are used in operating-type lease arrangements that certain of the Company’s businesses enter into with customers. Capital expenditures totaled $791 million in 2020 and $636 million in 2019. The year-over-year increase in capital spending in 2020 was primarily due to capital expenditures to support production of products supporting customers’ efforts related to testing, treatment and vaccine production for COVID-19 and capital expenditures at Cytiva, partially offset by declines in expenditures for instruments used in OTL arrangements. In 2021, the Company expects to incur higher capital spending than the prior year, to primarily support production of products related to testing, treatment and vaccine production for COVID-19. The Company’s actual expenditures will ultimately depend on business conditions, including demand for the Company’s products related to COVID-19, regulatory requirements, and the capability of suppliers to support increased production. As a result, the Company estimates capital expenditures in 2021 to be between approximately $1.0 billion and $1.2 billion.

Financing Activities
Cash flows from financing activities consist primarily of cash flows associated with the issuance and repayments of commercial paper, issuance and repayment of long-term debt, issuance and repurchases of common stock, issuance of preferred stock and payments of cash dividends to shareholders. Financing activities provided cash of approximately $1.0 billion during 2020 compared to approximately $16.4 billion of cash provided during 2019. The year-over-year decrease in cash provided by financing activities was due primarily to the significant borrowings incurred in 2019 to finance the Cytiva Acquisition, partially offset by borrowings incurred in 2020 to finance the remaining amounts needed to acquire Cytiva and for general corporate purposes.

Total debt was approximately $21.2 billion and $21.7 billion as of December 31, 2020 and 2019, respectively, and notes payable and current portion of long-term debt was $11 million and $212 million as of December 31, 2020 and 2019, respectively. As of December 31, 2020 the Company had the ability to incur approximately $4.4 billion of additional indebtedness in direct borrowings or under the outstanding commercial paper facilities based on the amounts available under the Company’s $5.0 billion Five-Year Facility which were not being used to backstop outstanding commercial paper balances. As of December 31, 2020, the Company has classified $611 million of its borrowings outstanding under the euro-denominated commercial paper program and $290 million of borrowings outstanding under the 2021 Yen Notes as long-term debt in the accompanying Consolidated Balance Sheet as the Company has the intent and ability, as supported by availability under the Five-Year Facility, to refinance these borrowings for at least one year from the balance sheet date. As commercial paper obligations mature, the Company may issue additional short-term commercial paper obligations to refinance all or part of these borrowings, to the extent commercial paper markets are available.
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

Refer to Note 11 to the Consolidated Financial Statements for additional information regarding the Company’s financing activities and indebtedness, including the Company’s outstanding debt as of December 31, 2020, and the Company’s commercial paper program and Five-Year Facility.
Common Stock Offering and MCPS Offering
For a description of the 2019 Common Stock and MCPS Series A Offerings and the 2020 Common Stock and MCPS Series B Offerings, refer to Note 19 to the Consolidated Financial Statements.

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
Stock Repurchase Program
Please see Note 19 to the Consolidated Financial Statements for a description of the Company’s stock repurchase program.
Dividends
The Company declared a regular quarterly dividend of $0.18 per share of Company common stock that was paid on January 29, 2021 to holders of record on December 28, 2020. In addition, the Company declared quarterly cash dividends of $11.875 per MCPS Series A and $12.50 per MCPS Series B that were paid on January 15, 2021 to holders of record as of December 31, 2020. Aggregate 2020 and 2019 cash payments for dividends on Company common stock were $500 million and $478 million, respectively, and aggregate 2020 and 2019 cash payments for the dividends on the Company’s MCPS were $115 million and $49 million, respectively. The year-over-year increase in dividend payments in 2020 primarily relates to dividends paid on the MCPS Series A and MCPS Series B, which were issued in March 2019 and May 2020, respectively, and an increase in the quarterly dividend rate on common stock effective with respect to the dividend paid in the second quarter of 2020.
Cash and Cash Requirements
As of December 31, 2020, the Company held approximately $6.0 billion of cash and cash equivalents that were on deposit with financial institutions or invested in highly liquid investment-grade debt instruments with a maturity of 90 days or less with an approximate weighted average annual interest rate of 0.2%. Of this amount, approximately $1.5 billion was held within the United States and approximately $4.5 billion was held outside of the United States. The Company will continue to have cash requirements to support working capital needs, capital expenditures, acquisitions and investments, pay interest and service debt, pay taxes and any related interest or penalties, fund its restructuring activities and pension plans as required, pay dividends to shareholders, repurchase shares of the Company’s common stock as applicable and support other business needs. The Company generally intends to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, particularly in connection with acquisitions, the Company may also borrow under its commercial paper programs or Five-Year Facility, enter into new credit facilities and either borrow directly thereunder or use such credit facilities to backstop additional borrowing capacity under its commercial paper program and/or issue debt and/or equity in the capital markets, in each case to the extent such sources of capital remain available. The Company also may from time to time access the capital markets to take advantage of favorable interest rate environments or other market conditions.
While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company’s foreign cash could be repatriated to the United States. Following enactment of the TCJA and the associated Transition Tax, in general, repatriation of cash to the United States can be completed with no incremental U.S. tax; however, repatriation of cash could subject the Company to non-U.S. jurisdictional taxes on distributions. The cash that the Company’s non-U.S. subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations, investments and acquisitions. The income taxes applicable to repatriating such earnings are not readily determinable. As of December 31, 2020, principally all of the Company’s non-U.S. earnings are indefinitely reinvested and management believes that the Company has sufficient liquidity to satisfy its cash needs, including its cash needs in the United States.
During 2020, the Company contributed $140 million to its U.S. defined benefit pension plans and $51 million to its non-U.S. defined benefit pension plans. During 2021, the Company’s cash contribution requirements for its U.S. and its non-U.S. defined benefit pension plans are expected to be approximately $10 million and $44 million, respectively. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.

Contractual and Other Obligations
For a description of the Company’s debt and lease obligations, commitments, and litigation and contingencies, refer to Notes 5, 11, 17, and 18 to the Consolidated Financial Statements.
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
Acquired Intangibles—The Company’s business acquisitions, including the Cytiva Acquisition, typically result in the recognition of goodwill, developed technology and other intangible assets, which affect the amount of future period amortization expense and possible impairment charges that the Company may incur. The fair values of acquired intangibles are determined using information available near the acquisition date based on estimates and assumptions that are deemed reasonable by the Company. Significant assumptions include the discount rates and certain assumptions that form the basis of the forecasted results of the acquired business including revenue, earnings before interest, taxes, depreciation and amortization (“EBITDA”), growth rates, royalty rates and technology obsolescence rates. These assumptions are forward looking and could be affected by future economic and market conditions. The Company engages third-party valuation specialists who review the Company’s critical assumptions and calculations of the fair value of acquired intangible assets in connection with significant acquisitions. In connection with acquisitions during the year ended December 31, 2020, the Company recognized aggregate goodwill of approximately $10.4 billion and intangible assets of approximately $10.7 billion. Refer to Notes 1, 3 and 8 to the Consolidated Financial Statements for a description of the Company’s policies relating to goodwill, acquired intangibles and acquisitions.
In performing its goodwill impairment testing, the Company estimates the fair value of its reporting units primarily using a market-based approach which relies on current trading multiples of forecasted EBITDA for companies operating in businesses similar to each of the Company’s reporting units to calculate an estimated fair value of each reporting unit. In evaluating the estimates derived by the market-based approach, management makes judgments about the relevance and reliability of the multiples by considering factors unique to its reporting units, including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data as well as judgments about the comparability of the market proxies selected. There are inherent uncertainties related to these assumptions and management’s judgment in applying them to the analysis of goodwill impairment.
As of December 31, 2020, the Company had five reporting units for goodwill impairment testing. Reporting units resulting from recent acquisitions generally present the highest risk of impairment. Management believes the impairment risk associated with these reporting units generally decreases as these businesses are integrated into the Company and better positioned for potential future earnings growth. The Company’s annual goodwill impairment analysis in 2020 indicated that in all instances, the fair values of the Company’s reporting units exceeded their carrying values and consequently did not result in an impairment charge. The excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of the Company’s reporting units as of the annual testing date ranged from approximately 80% to approximately 695%. In order to evaluate the sensitivity of the fair value calculations used in the goodwill impairment test, the Company applied a hypothetical 10% decrease to the fair values of each reporting unit and compared those hypothetical values to the reporting unit carrying values. Based on this hypothetical 10% decrease, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of the Company’s reporting units ranged from approximately 60% to approximately 615%.
The Company reviews identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment loss occurred for finite-lived intangibles requires a comparison of the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset. These analyses require management to make judgments and estimates about future revenues, expenses, market conditions and discount rates related to these assets. Indefinite-lived intangibles are subject to impairment testing at least annually or more frequently if events or changes in circumstances indicate that potential impairment exists. Determining whether an impairment loss occurred for indefinite-lived intangible assets involves calculating the fair value of the indefinite-lived intangible assets and comparing the fair value to their carrying value. If the fair value is less than the carrying value, the difference is recorded as an impairment loss. Refer to Note 8 to the Consolidated Financial Statements for a description of intangible assets impairment charges recorded during 2020.
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
Revenue Recognition—The Company derives revenues from the sale of products and services. Revenue is recognized when control over the promised products or services is transferred to the customer in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. In determining if control has transferred, the Company considers whether certain indicators of the transfer of control are present, such as the transfer of title, present right to payment, significant risks and rewards of ownership and customer acceptance when acceptance is not a formality. To determine the consideration that the customer owes the Company, the Company must make judgments regarding the amount of customer allowances and rebates, as well as an estimate for product returns. The Company also enters into lease arrangements with customers which requires the Company to determine whether the arrangements are operating or sales-type leases. Refer to Notes 1 and 2 to the Consolidated Financial Statements for a description of the Company’s revenue recognition policies.
If the Company’s judgments regarding revenue recognition prove incorrect, the Company’s reported revenues in particular periods may be incorrect. Historically, the Company’s estimates of revenue have been materially correct.
Pension and Other Postretirement Benefits—For a description of the Company’s pension and other postretirement benefit accounting practices, refer to Notes 13 and 14 to the Consolidated Financial Statements. Calculations of the amount of pension and other postretirement benefit costs and obligations depend on the assumptions used in the actuarial valuations, including assumptions regarding discount rates, expected return on plan assets, rates of salary increases, health care cost trend rates, mortality rates and other factors. If the assumptions used in calculating pension and other postretirement benefits costs and obligations are incorrect or if the factors underlying the assumptions change (as a result of differences in actual experience, changes in key economic indicators or other factors) the Company’s financial statements could be materially affected. A 50 basis point reduction in the discount rates used for the plans would have increased the U.S. net obligation by $144 million ($110 million on an after-tax basis) and the non-U.S. net obligation by $191 million ($147 million on an after-tax basis) from the amounts recorded in the Consolidated Financial Statements as of December 31, 2020. A 50 basis point increase in the discount rates used for the plans would have decreased the U.S. net obligation by $133 million ($101 million on an after-tax basis) and the non-U.S. net obligation by $175 million ($135 million on an after-tax basis) from the amounts recorded in the Consolidated Financial Statements as of December 31, 2020.
For 2020, the estimated long-term rate of return for the U.S. plans was 7.0%, and the Company intends to use an assumption of 6.75% for 2021. The estimated long-term rate of return for the non-U.S. plans was determined on a plan-by-plan basis based on the nature of the plan assets and ranged from 0.5% to 5.0%. If the expected long-term rate of return on plan assets for 2020 was reduced by 50 basis points, pension expense for the U.S. and non-U.S. plans for 2020 would have increased $9 million ($7 million on an after-tax basis) and $6 million ($4 million on an after-tax basis), respectively.
For a discussion of the Company’s 2020 and anticipated 2021 defined benefit pension plan contributions, refer to “—Liquidity and Capital Resources—Cash and Cash Requirements”.
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
An increase of 1.0% in the Company’s 2020 nominal tax rate would have resulted in an additional income tax provision for continuing operations for the year ended December 31, 2020 of $45 million.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework” (2013 framework). Based on this assessment, management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting is effective.
The Company completed the acquisition of Cytiva on March 31, 2020. Since the Company has not yet fully incorporated the internal controls and procedures of Cytiva into the Company’s internal control over financial reporting, management excluded Cytiva from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. Cytiva constituted 36% of the Company’s total assets as of December 31, 2020 and 15% of the Company’s total revenues for the year then ended.
The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report dated February 24, 2021 appears on pages 60-61 of this Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Danaher Corporation
Opinion on Internal Control over Financial Reporting
We have audited Danaher Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Danaher Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
As indicated in the accompanying Report of Management on Danaher Corporation’s Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Cytiva, which is included in the 2020 consolidated financial statements of the Company and constituted 36% of total assets as of December 31, 2020 and 15% of the Company’s total revenue for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Cytiva.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 24, 2021 expressed an unqualified opinion thereon.
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
February 24, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Danaher Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Danaher Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2021 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Uncertain Tax Positions
Description of the Matter
As discussed in Note 15 to the consolidated financial statements, the Company operates in the U.S. and multiple international tax jurisdictions and as a result files numerous tax returns in those locations. Uncertainty in a tax position may arise for multiple reasons, including because tax laws are subject to interpretation. For some matters, the Company uses judgment to (1) determine whether, based on the technical merits, a tax position is more likely than not to be sustained and (2) measure the amount of tax benefit that qualifies for recognition. As of December 31, 2020, the Company’s gross unrecognized tax benefits related to uncertain tax positions were approximately $1.2 billion. As further discussed in Note 15, if the Internal Revenue Service proposes adjustments related to the Company's self-insurance programs and if the Company is unsuccessful in defending its position the Company may be required to record a charge against future earnings. The Company believes its positions related to the self-insurance programs are more likely than not sustainable and accordingly has no unrecognized tax benefit related to these self-insurance programs.

Due to the inherent uncertainty in predicting the resolution of some of these tax matters, auditing the Company’s uncertain tax positions and the related unrecognized tax benefits is complex and required the use of tax subject matter resources to determine whether the more likely than not criteria was met.

How We Addressed the Matter in Our Audit	We tested controls over management’s accounting for uncertain tax positions, including assessment of the technical merits of tax positions.
To evaluate whether the technical merits of some uncertain tax positions are more likely than not sustainable, our audit procedures included, among others, evaluation of applicable tax law, court cases, tax regulations and other regulatory guidance by our tax subject matter resources. We also involved tax subject matter resources in verifying our understanding of the relevant facts and analysis by reading relevant correspondence with the tax authority and reading third-party advice obtained by management. We also evaluated the adequacy of the Company’s disclosures included in Note 15 to the consolidated financial statements in relation to these matters.

Accounting for the Acquisition of Cytiva
Description of the Matter	As discussed in Note 3 to the consolidated financial statements, on March 31, 2020, the Company acquired the Biopharma business now known as Cytiva, for a purchase price of $20.7 billion. The transaction was accounted for as a business combination. As part of the allocation of the purchase price, the Company estimated the fair value of finite-lived intangible assets to be $10.7 billion, comprised of product trade names, developed technology and customer relationships.
Auditing the Company's accounting for its acquisition of Cytiva was complex due to the estimation uncertainty in determining the fair value of finite-lived intangible assets. The estimation uncertainty was primarily due to the sensitivity of the respective assets’ fair value to underlying assumptions about the future performance of Cytiva and other related valuation assumptions. The significant assumptions used to estimate the value of these assets included discount rates and certain assumptions that form the basis of the forecasted results including revenue and EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) growth rates, royalty rates and technology obsolescence rates. These assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit	We tested the Company's controls over its accounting for acquisitions, including controls over management’s review of the significant assumptions described above.
To test the estimated fair value of these intangible assets, we performed audit procedures that included, among others, evaluating the Company's use of the selected valuation model and testing the significant assumptions used in the model and testing the completeness and accuracy of the underlying data. For example, we compared certain assumptions to current market and economic trends, to historical results of the acquired business, to assumptions used by guideline companies within the industry, and to internal communications and analysis. Our valuation specialists assisted with the evaluation of the valuation model selected and certain assumptions, including the discount rate, royalty rates and technological obsolescence rates.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002.
Tysons, Virginia
February 24, 2021

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in millions, except per share amount)

	As of December 31
	2020	2019
ASSETS
Current assets:
Cash and equivalents	$6,035	$19,912
Trade accounts receivable, less allowance for doubtful accounts of $132 as of December 31, 2020 and $104 as of December 31, 2019	4,045	3,191
Inventories	2,292	1,628
Prepaid expenses and other current assets	1,430	865
Total current assets	13,802	25,596
Property, plant and equipment, net	3,262	2,302
Other long-term assets	2,395	1,721
Goodwill	35,420	22,713
Other intangible assets, net	21,282	9,750
Total assets	$76,161	$62,082
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$11	$212
Trade accounts payable	2,049	1,515
Accrued expenses and other liabilities	5,342	3,205
Total current liabilities	7,402	4,932
Other long-term liabilities	7,789	5,351
Long-term debt	21,193	21,517
Stockholders’ equity:
Preferred stock, no par value, 15.0 million shares authorized; 1.65 million shares of 4.75% Mandatory Convertible Preferred Stock, Series A, issued and outstanding as of December 31, 2020 and December 31, 2019; 1.72 million shares of 5.00% Mandatory Convertible Preferred Stock, Series B, issued and outstanding as of December 31, 2020 and no shares issued or outstanding as of December 31, 2019	3,268	1,600
Common stock - $0.01 par value, 2.0 billion shares authorized; 851.3 million issued and 711.0 million outstanding as of December 31, 2020; 835.5 million issued and 695.5 million outstanding as of December 31, 2019	9	8
Additional paid-in capital	9,698	7,565
Retained earnings	27,159	24,166
Accumulated other comprehensive income (loss)	(368)	(3,068)
Total Danaher stockholders’ equity	39,766	30,271
Noncontrolling interests	11	11
Total stockholders’ equity	39,777	30,282
Total liabilities and stockholders’ equity	$76,161	$62,082
See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)

	Year Ended December 31
	2020	2019		2018
Sales	$22,284	$17,911		$17,049
Cost of sales	(9,809)	(7,927)		(7,544)
Gross profit	12,475	9,984		9,505
Operating costs:
Selling, general and administrative expenses	(6,896)	(5,589)		(5,391)
Research and development expenses	(1,348)	(1,126)		(1,059)
Operating profit	4,231	3,269		3,055
Nonoperating income (expense):
Other income (expense), net	39	12		35
Gain on sale of product lines	455	—		—
Loss on early extinguishment of borrowings	(26)	(7)		—
Interest expense	(275)	(108)		(137)
Interest income	71	139		9
Earnings from continuing operations before income taxes	4,495	3,305		2,962
Income taxes	(849)	(873)		(556)
Net earnings from continuing operations	3,646	2,432		2,406
Earnings from discontinued operations, net of income taxes	—	576		245
Net earnings	3,646	3,008		2,651
Mandatory convertible preferred stock dividends	(136)	(68)		—
Net earnings attributable to common stockholders	$3,510	$2,940		$2,651
Net earnings per common share from continuing operations:
Basic	$4.97	$3.31		$3.43
Diluted	$4.89	$3.26		$3.39
Net earnings per common share from discontinued operations:
Basic	$—	$0.81		$0.35
Diluted	$—	$0.79		$0.34
Net earnings per common share:
Basic	$4.97	$4.11	*	$3.78
Diluted	$4.89	$4.05		$3.74	*
Average common stock and common equivalent shares outstanding:
Basic	706.2	715.0		700.6
Diluted	718.7	725.5		710.2
*    Net earnings per common share amount does not add due to rounding.
See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)

	Year Ended December 31
	2020	2019	2018
Net earnings	$3,646	$3,008	$2,651
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	2,918	(75)	(632)
Pension and postretirement plan benefit adjustments	(147)	(90)	(13)
Unrealized gain (loss) on available-for-sale securities	1	1	(1)
Cash flow hedge adjustments	(72)	(113)	—
Total other comprehensive income (loss), net of income taxes	2,700	(277)	(646)
Comprehensive income	$6,346	$2,731	$2,005
See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 ($ in millions)

	Year Ended December 31
	2020	2019	2018
Preferred stock:
Balance, beginning of period	$1,600	$—	$—
Issuance of Mandatory Convertible Preferred Stock	1,668	1,600	—
Balance, end of period	$3,268	$1,600	$—
Common stock:
Balance, beginning of period	$8	$8	$8
Common stock-based award activity	1	—	—
Issuance of common stock	—	—	—
Balance, end of period	$9	$8	$8
Additional paid-in capital:
Balance, beginning of period	$7,565	$5,834	$5,538
Common stock-based award activity	351	315	253
Common stock issued in connection with acquisitions	—	—	24
Common stock issued in connection with LYONs’ conversions	53	33	19
Issuance of common stock	1,729	1,443	—
Sale of Envista Holdings Corporation common stock	—	(60)	—
Balance, end of period	$9,698	$7,565	$5,834
Retained earnings:
Balance, beginning of period	$24,166	$25,162	$22,806
Adoption of accounting standards	(8)	—	154
Net earnings	3,646	3,008	2,651
Common stock dividends declared	(509)	(484)	(449)
Mandatory Convertible Preferred Stock dividends declared	(136)	(68)	—
Tendered common stock in exchange offer for Envista Holdings Corporation common stock	—	(3,452)	—
Balance, end of period	$27,159	$24,166	$25,162
Accumulated other comprehensive income (loss):
Balance, beginning of period	$(3,068)	$(2,791)	$(1,994)
Adoption of accounting standards	—	—	(151)
Other comprehensive income (loss)	2,700	(277)	(646)
Balance, end of period	$(368)	$(3,068)	$(2,791)
Noncontrolling interests:
Balance, beginning of period	$11	$12	$10
Activity related to Envista Holdings Corporation	—	(3)	—
Change in noncontrolling interests	—	2	2
Balance, end of period	$11	$11	$12
Total stockholders’ equity, end of period	$39,777	$30,282	$28,225
See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Year Ended December 31
	2020	2019	2018
Cash flows from operating activities:
Net earnings	$3,646	$3,008	$2,651
Less: earnings from discontinued operations, net of income taxes	—	576	245
Net earnings from continuing operations	3,646	2,432	2,406
Noncash items:
Depreciation	637	564	562
Amortization of intangible assets	1,138	625	616
Amortization of acquisition-related inventory fair value step-up	457	—	—
Stock-based compensation expense	187	159	138
Pretax gain on sale of product lines	(455)	—	—
Change in deferred income taxes	518	(415)	(252)
Change in trade accounts receivable, net	(264)	(157)	(55)
Change in inventories	(123)	(22)	(134)
Change in trade accounts payable	227	18	229
Change in prepaid expenses and other assets	102	48	78
Change in accrued expenses and other liabilities	145	405	56
Total operating cash provided by continuing operations	6,215	3,657	3,644
Total operating cash (used in) provided by discontinued operations	(7)	295	378
Net cash provided by operating activities	6,208	3,952	4,022
Cash flows from investing activities:
Cash paid for acquisitions	(20,971)	(331)	(2,173)
Payments for additions to property, plant and equipment	(791)	(636)	(584)
Proceeds from sales of property, plant and equipment	2	13	6
Payments for purchases of investments	(342)	(241)	(146)
Proceeds from sales of investments	13	—	22
Proceeds from sale of product lines	826	—	—
All other investing activities	24	29	1
Total investing cash used in continuing operations	(21,239)	(1,166)	(2,874)
Total investing cash used in discontinued operations	—	(72)	(75)
Net cash used in investing activities	(21,239)	(1,238)	(2,949)
Cash flows from financing activities:
Proceeds from the issuance of common stock in connection with stock-based compensation	153	130	96
Proceeds from the public offering of common stock, net of issuance costs	1,729	1,443	—
Proceeds from the public offering of preferred stock, net of issuance costs	1,668	1,600	—
Net proceeds from the sale of Envista Holdings Corporation common stock, net of issuance costs	—	643	—
Payment of dividends	(615)	(527)	(433)
Net (repayments of) proceeds from borrowings (maturities of 90 days or less)	(4,637)	2,802	66
Proceeds from borrowings (maturities longer than 90 days)	8,670	12,113	—
Repayments of borrowings (maturities longer than 90 days)	(5,933)	(1,565)	(508)
Make-whole premiums to redeem borrowings prior to maturity	(26)	(7)	—
All other financing activities	(3)	(43)	(18)
Total financing cash provided by (used in) continuing operations	1,006	16,589	(797)
Cash distributions to Envista Holdings Corporation, net	—	(224)	—
Net cash provided by (used in) financing activities	1,006	16,365	(797)
Effect of exchange rate changes on cash and equivalents	148	45	(118)
Net change in cash and equivalents	(13,877)	19,124	158
Beginning balance of cash and equivalents	19,912	788	630
Ending balance of cash and equivalents	$6,035	$19,912	$788

Supplemental disclosure:
Shares redeemed through the split-off of Envista Holdings Corporation (22.9 million shares held as Treasury shares)	$—	$3,452	$—
See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business—Danaher Corporation (“Danaher” or the “Company”) designs, manufactures and markets professional, medical, industrial and commercial products and services, which are typically characterized by strong brand names, innovative technology and major market positions. As of December 31, 2020, the Company operates in three business segments: Life Sciences; Diagnostics; and Environmental & Applied Solutions.
The Company’s Life Sciences segment offers a broad range of instruments and consumables that are primarily used by customers to study the basic building blocks of life, including genes, proteins, metabolites and cells, in order to understand the causes of disease, identify new therapies, and test and manufacture new drugs and vaccines.
The Company’s Diagnostics segment offers analytical instruments, reagents, consumables, software and services that hospitals, physicians’ offices, reference laboratories and other critical care settings use to diagnose disease and make treatment decisions.
The Company’s Environmental & Applied Solutions segment offers products and services that help protect important resources and keep global food and water supplies safe. The Company’s water quality business provides instrumentation, consumables, software, services and disinfection systems to help analyze, treat and manage the quality of ultra-pure, potable, industrial, waste, ground, source and ocean water in residential, commercial, municipal, industrial and natural resource applications. The Company’s product identification business provides instruments, software, services and consumables for various color and appearance management, packaging design and quality management, packaging converting, printing, marking, coding and traceability applications for consumer, pharmaceutical and industrial products.
Refer to Notes 3 and 4 for a discussion of significant acquisitions, discontinued operations and other dispositions.
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
Accounts Receivable and Allowances for Doubtful Accounts—All trade accounts, contract and finance receivables are reported on the accompanying Consolidated Balance Sheets adjusted for any write-offs and net of allowances for doubtful accounts. The allowances for doubtful accounts represent management’s best estimate of the expected future credit losses from the Company’s trade accounts, contract and finance receivable portfolios. Determination of the allowances requires management to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the provision for credit losses and, therefore, net earnings. The Company regularly performs detailed reviews of its portfolios to determine if an impairment has occurred and evaluates the collectability of receivables based on a combination of various financial and qualitative factors that may affect customers’ ability to pay, including customers’ financial condition, collateral, debt-servicing ability, past payment experience and credit bureau information. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the recognized receivable to the amount reasonably expected to be collected. Additions to the allowances for doubtful accounts are charged to current period earnings, amounts determined to be uncollectible are charged directly against the allowances, while amounts recovered on previously written-off accounts increase the allowances. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves would be required. The Company does not believe that trade accounts receivable represent significant concentrations of credit risk because of the diversified portfolio of individual customers and geographical areas. On January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, using the modified retrospective transition method and recorded a net increase to the allowance for doubtful accounts of $10 million due to the cumulative impact of adoption. As a result of the adoption of the ASU, the Company’s allowance for doubtful accounts as of December 31, 2020 reflects the Company’s best estimate of the expected future losses for its accounts receivables based on economic conditions; however, as a result of the uncertainty caused by the coronavirus (COVID-19) pandemic and other factors, these estimates may change and future actual losses may differ from the Company’s estimates. The Company will continue to monitor economic conditions and will revise the estimates of the expected future losses for accounts receivable as necessary. The Company recorded $31 million, $30 million and $31 million of expense associated with doubtful accounts for the years ended December 31, 2020, 2019 and 2018, respectively.
Included in the Company’s trade accounts receivable and other long-term assets as of December 31, 2020 and 2019 are $254 million and $244 million of net aggregate financing receivables, respectively. All financing receivables are evaluated for impairment based on individual customer credit profiles.
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
Investments—Investments over which the Company has a significant influence but not a controlling interest, are accounted for using the equity method of accounting which requires the Company to record its initial investment at cost and adjust the balance each period for the Company’s share of the investee’s income or loss and dividends paid. The Company also invests in start-up companies where the Company has neither control of nor significant influence over the investee. The Company measures these non-marketable equity securities at fair value and recognizes changes in fair value in net earnings. For securities without readily available fair values, the Company has elected the measurement alternative to record these investments at cost and to adjust for impairments and observable price changes with a same or similar security from the same issuer within net earnings (the “Fair Value Alternative”). Additionally, the Company is a limited partner in a partnership that invests in start-up companies. While the partnership records these investments at fair value, the Company’s investment in the partnership is accounted for under the equity method of accounting. The Company made minority investments in non-marketable equity securities and equity method investments totaling $342 million in 2020 and $241 million in 2019, including investments in a partnership of $172 million in 2020 and $189 million in 2019. During 2020, the Company recorded net realized and unrealized gains of $18 million, related to changes in the fair value of these investments which is reflected in other income (expense), net, in the Consolidated Statement of Earnings. No significant realized or unrealized gains or losses were recorded in 2019 or 2018 with respect to these investments.
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
Revenue Recognition—The Company derives revenues primarily from the sale of Life Sciences, Diagnostics and Environmental & Applied Solutions products and services. Revenue is recognized when control of the promised products or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services (the transaction price). A performance obligation is a promise in a contract to transfer a distinct product or service to a customer and is the unit of account under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. For equipment, consumables and most software licenses sold by the Company, control transfers to the customer at a point in time. To indicate the transfer of control, the Company must have a present right to payment, legal title must have passed to the customer, the customer must have the significant risks and rewards of ownership, and where acceptance is not a formality, the customer must have accepted the product or service. The Company’s principal terms of sale are FOB Shipping Point, or equivalent, and, as such, the Company primarily transfers control and records revenue for product sales upon shipment. Sales arrangements with delivery terms that are not FOB Shipping Point are not recognized upon shipment and the transfer of control for revenue recognition is evaluated based on the associated shipping terms and customer obligations. If a performance obligation to the customer with respect to a sales transaction remains to be fulfilled following shipment (typically installation or acceptance by the customer), revenue recognition for that performance obligation is deferred until such commitments have been fulfilled. Returns for products sold are estimated and recorded as a reduction of revenue at the time of sale. Customer allowances and rebates, consisting primarily of volume discounts and other short-term incentive programs, are recorded as a reduction of revenue at the time of sale because these allowances reflect a reduction in the transaction price. Product returns, customer allowances and rebates are estimated based on historical experience and known trends. For extended warranty, service, post contract support (“PCS”), software-as-a-service (“SaaS”) and other long-term contracts, control transfers to the customer over the term of the arrangement. Revenue for extended warranty, service, PCS, SaaS and certain software licenses is recognized based upon the period of time elapsed under the arrangement. Revenue for other long-term contracts is generally recognized based upon the cost-to-cost measure of progress, provided that the Company meets the criteria associated with transferring control of the good or service over time.
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
Foreign Currency Translation—Exchange rate adjustments resulting from foreign currency transactions are recognized in net earnings, whereas effects resulting from the translation of financial statements are reflected as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than U.S. dollars are translated into U.S. dollars using year end exchange rates and income statement accounts are translated at weighted average rates. Net foreign currency transaction gains or losses were not material in any of the years presented. As discussed below, the Company uses its foreign currency-denominated debt and cross-currency swap arrangements whereby existing U.S. dollar-denominated borrowings are effectively converted to foreign currency borrowings to partially hedge its net investments in foreign operations against adverse movements in exchange rates.
Derivative Financial Instruments—The Company is neither a dealer nor a trader in derivative instruments. The Company has generally accepted the exposure to transactional exchange rate movements without using derivative instruments to manage this risk, although the Company from time to time partially hedges its net investments in foreign operations against adverse movements in exchange rates through foreign currency-denominated debt and cross-currency swaps. The Company will periodically enter into foreign currency forward contracts to mitigate a portion of its foreign currency exchange risk and forward starting swaps to mitigate interest rate risk related to the Company’s debt. The Company also uses cross-currency swap derivative contracts to hedge long-term debt issuances in a foreign currency other than the functional currency of the borrower. When utilized, the derivative instruments are recorded on the Consolidated Balance Sheets as either an asset or liability measured at fair value. To the extent the derivative instrument qualifies as an effective hedge, changes in fair value are recognized in accumulated other comprehensive income (loss) in stockholders’ equity. Changes in the value of the foreign currency denominated debt and cross-currency swaps designated as hedges of the Company’s net investment in foreign operations based on spot rates are recognized in accumulated other comprehensive income (loss) in stockholders’ equity and offset changes in the value of the Company’s foreign currency denominated operations. Refer to Note 12 for additional information.

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

	Foreign Currency Translation Adjustments		Pension and Postretirement Plan Benefit Adjustments		Unrealized Gain (Loss) on Available-For-Sale Securities	Cash Flow Hedge Adjustments		Total
Balance, January 1, 2018	$(1,466)		$(678)		$(1)	$—		$(2,145)
Other comprehensive income (loss) before reclassifications:
Decrease	(632)		(45)		(1)	—		(678)
Income tax impact	—		9		—	—		9
Other comprehensive income (loss) before reclassifications, net of income taxes	(632)		(36)		(1)	—		(669)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—		30	(a)	—	—		30
Income tax impact	—		(7)		—	—		(7)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—		23		—	—		23
Net current period other comprehensive income (loss), net of income taxes	(632)		(13)		(1)	—		(646)
Balance, December 31, 2018	(2,098)		(691)		(2)	—		(2,791)
Other comprehensive income (loss) before reclassifications:
(Decrease) increase	(178)		(149)		2	(149)		(474)
Income tax impact	(6)		32		(1)	9		34
Other comprehensive income (loss) before reclassifications, net of income taxes	(184)		(117)		1	(140)		(440)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	109	(c)	36	(a)	—	27	(b)	172
Income tax impact	—		(9)		—	—		(9)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	109		27		—	27		163
Net current period other comprehensive income (loss), net of income taxes	(75)		(90)		1	(113)		(277)
Balance, December 31, 2019	(2,173)		(781)		(1)	(113)		(3,068)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	2,893		(239)		1	(432)		2,223
Income tax impact	25		57		—	—		82
Other comprehensive income (loss) before reclassifications, net of income taxes	2,918		(182)		1	(432)		2,305
Amounts reclassified from accumulated other comprehensive income (loss):
Increase	—		46	(a)	—	361	(b)	407
Income tax impact	—		(11)		—	(1)		(12)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—		35		—	360		395
Net current period other comprehensive income (loss), net of income taxes	2,918		(147)		1	(72)		2,700
Balance, December 31, 2020	$745		$(928)		$—	$(185)		$(368)
(a)    This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension and postretirement cost (refer to Notes 13 and 14 for additional details).
(b)    Reflects reclassification to earnings related to remeasurement of certain long-term debt (refer to Note 12 for additional details).
(c)    Reflects reclassification to earnings related to the Envista Disposition (refer to Note 4 for additional details).

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
Accounting Standards Recently Adopted—In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU Update No. 2018-13, Fair Value Measurement (Topic 820), which modifies the disclosures on fair value measurements by removing the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. The ASU expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income (loss). The ASU is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. On January 1, 2020, the Company adopted the ASU and the ASU did not have a significant impact on the Company’s Consolidated Financial Statements. Refer to Note 9 for the Company’s fair value measurement disclosures.
In August 2018, the FASB issued ASU No. 2018-14, Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, which amends ASC 715, Compensation—Retirement Benefits, to add, remove and clarify disclosure requirements related to defined benefit pension and other postretirement plans. Adoption of the ASU resulted in elimination of the following disclosures (a) the amounts expected to be amortized from accumulated other comprehensive income and reported as a component of net periodic benefit cost during the following fiscal year, and (b) the effects of a one-percentage-point change in the assumed health care cost trend rates on the aggregate projected service and interest cost and accumulated postretirement benefit obligation; and additional disclosures explaining the reasons for significant gains and losses related to the change in benefit obligations for the period. Refer to Notes 13 and 14 for the Company’s pension and other postretirement employee benefit plan disclosures.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. The ASU is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which provided additional implementation guidance on the previously issued ASU. On January 1, 2020, the Company adopted the ASU using the modified retrospective transition method. The Company recorded a decrease to beginning retained earnings of $8 million, net of tax, as of January 1, 2020 due to the cumulative impact of adopting Topic 326. The impact to retained earnings was primarily the result of an increase in the Company’s allowance for doubtful accounts as a result of Topic 326’s requirement to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables.
Accounting Standards Not Yet Adopted—In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU includes amendments to the guidance on convertible instruments and the derivative scope exception for contracts in an entity’s own equity and simplifies the accounting for convertible instruments which include beneficial conversion features or cash conversion features by removing certain separation models in Subtopic 470-20. Additionally, the ASU will require entities to use the “if-converted” method when calculating diluted earnings per share for convertible instruments. The ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Management has not yet completed its assessment of the impact of the new standard on the Company’s Consolidated Financial Statements.

NOTE 2. REVENUE
The following table presents the Company’s revenues disaggregated by geographical region and revenue type ($ in millions). Sales taxes and other usage-based taxes collected from customers are excluded from revenues. The Company defines high-growth markets as developing markets of the world experiencing extended periods of accelerated growth in gross domestic product and infrastructure which include Eastern Europe, the Middle East, Africa, Latin America and Asia (with the exception of Japan, Australia and New Zealand). The Company defines developed markets as all markets of the world that are not high-growth markets.

	Life Sciences	Diagnostics	Environmental & Applied Solutions	Total
Year ended December 31, 2020:
Geographical region:
North America	$3,919	$3,182	$1,910	$9,011
Western Europe	2,939	1,375	1,009	5,323
Other developed markets	754	423	122	1,299
High-growth markets	2,964	2,423	1,264	6,651
Total	$10,576	$7,403	$4,305	$22,284

Revenue type:
Recurring	$7,400	$6,143	$2,435	$15,978
Nonrecurring	3,176	1,260	1,870	6,306
Total	$10,576	$7,403	$4,305	$22,284

Year ended December 31, 2019:
Geographical region:
North America	$2,596	$2,531	$1,885	$7,012
Western Europe	1,876	1,132	1,049	4,057
Other developed markets	585	402	125	1,112
High-growth markets	1,894	2,496	1,340	5,730
Total	$6,951	$6,561	$4,399	$17,911

Revenue type:
Recurring	$4,411	$5,524	$2,372	$12,307
Nonrecurring	2,540	1,037	2,027	5,604
Total	$6,951	$6,561	$4,399	$17,911

Year ended December 31, 2018:
Geographical region:
North America	$2,295	$2,404	$1,771	$6,470
Western Europe	1,847	1,155	1,059	4,061
Other developed markets	570	379	126	1,075
High-growth markets	1,759	2,320	1,364	5,443
Total	$6,471	$6,258	$4,320	$17,049

Revenue type:
Recurring	$4,132	$5,272	$2,280	$11,684
Nonrecurring	2,339	986	2,040	5,365
Total	$6,471	$6,258	$4,320	$17,049

The Company sells equipment to customers as well as consumables, software licenses and services, some of which customers purchase on a recurring basis. Consumables sold for use with the equipment sold by the Company are typically critical to the use of the equipment and are typically used on a one-time or limited basis, requiring frequent replacement in the customer’s operating cycle. Examples of these consumables include reagents used in diagnostic tests, filters used in filtration, separation and purification processes and cartridges for marking and coding equipment. Additionally, some of the Company’s consumables are used on a standalone basis, such as water treatment solutions. The Company separates its goods and services between those typically sold to a customer on a recurring basis and those typically sold to a customer on a nonrecurring basis. Recurring revenue includes revenue from consumables, services, software licenses recognized over time, SaaS licenses, sales-and-usage based royalties and OTLs. Nonrecurring revenue includes sales from equipment, software licenses recognized at a point in time and STLs. OTLs and STLs are included in the above revenue amounts. For the years ended December 31, 2020, 2019 and 2018, lease revenue was $444 million, $432 million and $401 million, respectively.
Remaining Performance Obligations
Remaining performance obligations represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period. Remaining performance obligations include noncancelable purchase orders, the non-lease portion of minimum purchase commitments under long-term consumable supply arrangements, extended warranty, service and PCS contracts, SaaS and other long-term contracts. These remaining performance obligations do not include revenue from contracts with customers with an original term of one year or less, revenue from long-term consumable supply arrangements with no minimum purchase requirements or revenue expected from purchases made in excess of the minimum purchase requirements or revenue from equipment leased to customers. While the remaining performance obligation disclosure is similar in concept to backlog, the definition of remaining performance obligations excludes leases and contracts that provide the customer with the right to cancel or terminate for convenience with no substantial penalty, even if historical experience indicates the likelihood of cancellation or termination is remote. Additionally, the Company has elected to exclude contracts with customers with an original term of one year or less from remaining performance obligations while these contracts are included within backlog.
As of December 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $3.0 billion. The Company expects to recognize revenue on approximately 50% of the remaining performance obligations over the next 12 months, 23% over the subsequent 12 months, and the remainder recognized thereafter.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed trade accounts receivable, unbilled receivables (“contract assets”) and deferred revenue, customer deposits and billings in excess of revenue recognized (“contract liabilities”) on the Consolidated Balance Sheets. In addition, the Company defers certain costs incurred to obtain a contract (“contract costs”).
Contract Assets—Most of the Company’s long-term contracts are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in billing occurring subsequent to revenue recognition resulting in contract assets. Contract assets are generally classified as other current assets in the Consolidated Balance Sheets. The balance of contract assets as of December 31, 2020 and 2019 was $65 million and $77 million, respectively.
Contract Liabilities—The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of December 31, 2020 and 2019, contract liabilities were approximately $1.4 billion and $806 million, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheets. The increase in the contract liability balance during the year ended December 31, 2020 was primarily a result of cash payments received in advance of satisfying performance obligations and acquisitions, partially offset by revenue recognized during the year that was included in the opening contract liability balance. The increase in the contract liability balance during the year ended December 31, 2019 was primarily a result of cash payments received in advance of satisfying performance obligations and acquisitions, partially offset by revenue recognized during the year that was included in the opening contract liability balance. Revenue recognized during the years ended December 31, 2020 and 2019 that was included in the opening contract liability balance was $638 million and $603 million, respectively.
Contract Costs—The Company capitalizes certain direct incremental costs incurred to obtain a contract, typically sales-related commissions, where the amortization period for the related asset is greater than one year. These costs are amortized over the contract term or a longer period, generally the expected life of the customer relationship if renewals are expected and the renewal commission is not commensurate with the initial commission. Contract costs are classified as current or long-term other assets in the Consolidated Balance Sheets based on the timing of when the Company expects to recognize the expense and are generally amortized into earnings on a straight-line basis (which is consistent with the transfer of control for the related goods or services). Management assesses these costs for impairment at least quarterly and as “triggering” events occur that indicate it is more likely than not that an impairment exists. The balance of contract costs as of December 31, 2020 and 2019 were not significant. Amortization expense related to these costs for the years ended December 31, 2020 and 2019 was also not significant. The costs to obtain a contract where the amortization period for the related asset is one year or less are expensed as incurred and recorded within selling, general and administrative expenses in the accompanying Consolidated Statements of Earnings.
Contract assets, liabilities and costs are reported on the accompanying Consolidated Balance Sheets on a contract-by-contract basis.

NOTE 3. ACQUISITIONS
The Company continually evaluates potential acquisitions that either strategically fit with the Company’s existing portfolio or expand the Company’s portfolio into a new and attractive business area. The Company has completed a number of acquisitions and the purchases of the acquired businesses have resulted in the recognition of goodwill in the Company’s Consolidated Financial Statements. This goodwill arises because the purchase prices for these businesses reflect a number of factors including the future earnings and cash flow potential of these businesses, the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers, the competitive nature of the processes by which the Company acquired the businesses, the avoidance of the time and costs which would be required (and the associated risks that would be encountered) to enhance the Company’s existing product offerings to key target markets and enter into new and profitable businesses and the complementary strategic fit and resulting synergies these businesses bring to existing operations.
The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains the information used for the purchase price allocation during due diligence and through other sources. In the months after closing, as the Company obtains additional information about the acquired assets and liabilities, including through tangible and intangible asset appraisals, and learns more about the newly acquired business, it is able to refine the estimates of fair value and more accurately allocate the purchase price. The fair values of acquired intangibles are determined based on estimates and assumptions that are deemed reasonable by the Company. Significant assumptions include the discount rates and certain assumptions that form the basis of the forecasted results of the acquired business including revenue, earnings before interest, taxes, depreciation and amortization (“EBITDA”), growth rates, royalty rates and technology obsolescence rates. These assumptions are forward looking and could be affected by future economic and market conditions. The Company engages third-party valuation specialists who review the Company’s critical assumptions and calculations of the fair value of acquired intangible assets in connection with significant acquisitions. Only facts and circumstances that existed as of the acquisition date are considered for subsequent adjustment. The Company is continuing to evaluate certain pre-acquisition contingencies associated with certain of its 2020 acquisitions (including the acquisition of Cytiva, as described below) and is also in the process of obtaining valuations of certain acquisition-related assets and liabilities in connection with these acquisitions. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.
The following briefly describes the Company’s acquisition activity for the three years ended December 31, 2020.
On March 31, 2020, the Company acquired the Biopharma business of General Electric Company’s (“GE”) Life Sciences division, now known as Cytiva, for a cash purchase price of approximately $20.7 billion (net of approximately $0.1 billion of acquired cash) and the assumption of approximately $0.4 billion of pension liabilities (the “Cytiva Acquisition”). Cytiva is a leading provider of instruments, consumables and software that support the research, discovery, process development and manufacturing workflows of biopharmaceutical drugs. Cytiva is included in the Company’s Life Sciences segment results beginning in the second quarter of 2020. The acquisition has provided and is expected to provide additional sales and earnings growth opportunities for the Company’s Life Sciences segment by expanding the business’ geographic and product line diversity, including new product and service offerings that complement the Company’s current biologics workflow solutions. To fulfill a condition to obtaining certain regulatory approvals for the closing of the transaction, on April 30, 2020 the Company divested certain of its existing product lines in the Life Sciences segment for a cash purchase price, net of cash transferred and transaction costs, of $826 million and recognized a pretax gain on sale of $455 million ($305 million after-tax or $0.42 per diluted common share). The divested product lines in the aggregate generated revenues of approximately $170 million in 2019. The divestiture of these product lines did not represent a strategic shift with a major effect on the Company’s operations and financial results and therefore is not reported as a discontinued operation.
The Company financed the Cytiva Acquisition with approximately $3.0 billion of proceeds from the 2019 underwritten public offerings of its Common Stock and Series A Mandatory Convertible Preferred Stock (“MCPS Series A”), approximately

$10.8 billion of proceeds from the 2019 issuance of euro-denominated and U.S. dollar-denominated long-term debt, and approximately $6.9 billion from the aggregate of proceeds from commercial paper borrowings, borrowings under the Company’s Five-Year Facility (as defined below) and cash on hand. The Company preliminarily recorded approximately $10.2 billion of goodwill related to the Cytiva Acquisition.
During 2020, in addition to the Cytiva Acquisition, the Company acquired four businesses for total consideration of $256 million in cash, net of cash acquired. The businesses acquired complement existing units of the Company’s Life Sciences and Environmental & Applied Solutions segments. The Company preliminarily recorded an aggregate of $231 million of goodwill related to these acquisitions. The aggregate annual sales of the five businesses acquired in 2020 at the time of their acquisition, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $3.3 billion.
During 2019, the Company acquired five businesses for total consideration of $331 million in cash, net of cash acquired. The business acquired complements existing units of each of the Company’s three segments. The aggregate annual sales of these businesses at the time of their acquisition, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were $72 million. The Company recorded an aggregate of $217 million of goodwill related to these acquisitions.
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
The Company financed the acquisition of IDT with available cash and proceeds from the issuance of commercial paper. The Company recorded approximately $1.2 billion of goodwill related to the IDT acquisition. The acquisition of IDT has provided additional sales and earnings growth opportunities for the Company’s Life Sciences segment by expanding the segment’s product line diversity, including new product and service offerings in the area of genomics consumables, and through the potential future acquisition of complementary businesses.
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
The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition ($ in millions):

	2020	2019	2018
Trade accounts receivable	$487	$9	$41
Inventories	934	9	15
Property, plant and equipment	690	4	88
Goodwill	10,402	217	1,276
Other intangible assets, primarily technology, customer relationships and trade names	10,712	113	851
Trade accounts payable	(250)	(3)	(7)
Pension liabilities	(423)	—	—
Deferred tax liabilities	(1,167)	—	(21)
Other assets and liabilities, net	(414)	(18)	(46)
Net assets acquired	20,971	331	2,197
Less: noncash consideration	—	—	(24)
Net cash consideration	$20,971	$331	$2,173

The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the individually significant acquisition in 2020 discussed above, and all of the other 2020 acquisitions as a group ($ in millions):

	Cytiva	Others	Total
Trade accounts receivable	$482	$5	$487
Inventories	930	4	934
Property, plant and equipment	689	1	690
Goodwill	10,171	231	10,402
Other intangible assets, primarily technology, customer relationships and trade names	10,656	56	10,712
Trade accounts payable	(247)	(3)	(250)
Pension liabilities	(423)	—	(423)
Deferred tax liabilities	(1,157)	(10)	(1,167)
Other assets and liabilities, net	(386)	(28)	(414)
Net cash consideration	$20,715	$256	$20,971
The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the individually significant acquisition in 2018 discussed above, and all of the other 2018 acquisitions as a group ($ in millions):

	IDT	Others	Total
Trade accounts receivable	$36	$5	$41
Inventories	15	—	15
Property, plant and equipment	88	—	88
Goodwill	1,213	63	1,276
Other intangible assets, primarily technology, customer relationships and trade names	811	40	851
Trade accounts payable	(6)	(1)	(7)
Deferred tax liabilities	(21)	—	(21)
Other assets and liabilities, net	(34)	(12)	(46)
Net assets acquired	2,102	95	2,197
Less: noncash consideration	(24)	—	(24)
Net cash consideration	$2,078	$95	$2,173
Transaction-related costs for the Cytiva Acquisition were $59 million and $93 million for the years ended December 31, 2020 and 2019, respectively. During 2018, the Company incurred acquisition-related transaction costs and change in control payments of $15 million associated with the IDT acquisition. In addition, the Company’s earnings for 2018 reflect the pretax impact of $1 million of nonrecurring acquisition date fair value adjustments to inventory related to the IDT acquisition. Transaction-related costs and acquisition-related fair value adjustments attributable to other acquisitions were not material for the years ended December 31, 2020, 2019 or 2018.
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

	2020	2019
Sales	$23,130	$20,985
Net earnings from continuing operations	3,845	2,416
Diluted net earnings per common share from continuing operations (a)	5.16	3.21
(a) Diluted net earnings per common share from continuing operations is calculated by adding the interest on the Company’s LYONs to net earnings from continuing operations and deducting the MCPS dividends from net earnings from continuing operations.

The 2020 unaudited pro forma sales and net earnings set forth above were adjusted to exclude the pretax impact of $509 million of nonrecurring acquisition date fair value adjustments to inventory and deferred revenue related to the Cytiva Acquisition. The 2019 unaudited pro forma sales and net earnings from continuing operations were adjusted to include the impact of these items.
In addition, acquisition-related transaction costs of $59 million and $93 million for the years ended December 31, 2020 and 2019, respectively, associated with the Cytiva Acquisition were excluded from pro forma net earnings from continuing operations. The pretax gain of $455 million ($305 million after-tax or $0.42 per diluted common share) related to the divestiture of certain product lines that was required as a condition to obtaining certain regulatory approvals for the closing of the Cytiva Acquisition was also excluded from the 2020 pro forma net earnings from continuing operations.

NOTE 4. DISCONTINUED OPERATIONS
On September 20, 2019, Envista Holdings Corporation (“Envista”), completed an initial public offering (“IPO”) of 30.8 million shares of its common stock, which represented 19.4% of Envista’s outstanding shares at the time of the offering, at a public offering price of $22.00 per share. Envista realized net proceeds of $643 million from the IPO, after deducting underwriting discounts and deal expenses.
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
On December 18, 2019, Danaher completed the disposition of the remaining 80.6% ownership of Envista common stock through a split-off exchange offer, which resulted in Danaher’s repurchase of 22.9 million shares of the Company’s common stock in exchange for the remaining shares of Envista held by Danaher (the “Split-Off”). The IPO, Separation and Split-Off are collectively referred to as the “Envista Disposition”. As a result, the Company recognized a gain on the disposition of $451 million in the fourth quarter of 2019. At the time of the disposition, the Company reclassified $109 million of foreign currency translation adjustment losses related to Envista from accumulated other comprehensive income (loss) to the Company’s results of discontinued operations as a component of the net gain on the Envista Disposition. As a result of the IPO, Danaher recorded an increase to noncontrolling interest of $689 million in 2019 for the sale of the Envista common stock and subsequent earnings and other comprehensive income (loss) attributable to the noncontrolling interest. At the time of the Envista Disposition, Danaher decreased noncontrolling interests by $692 million to record the deconsolidation of Envista and the elimination of the noncontrolling interest.
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
Danaher used a portion of the consideration received from Envista to redeem $882 million in aggregate principal amount of outstanding indebtedness in the fourth quarter of 2019 (consisting of the Company’s 2.4% senior unsecured notes due 2020 and 5.0% senior unsecured notes due 2020). The Company incurred make-whole premiums in connection with the redemption of $7 million ($5 million after-tax or $0.01 per diluted common share). The Company used the balance of the consideration it received from Envista to redeem commercial paper borrowings as they matured.
In connection with the Envista IPO and Separation, Danaher and Envista entered into various agreements to effect the disposition and provide a framework for their relationship after the Envista Separation, including a separation agreement, transition services agreement, employee matters agreement, tax matters agreement, intellectual property matters agreement and DANAHER BUSINESS SYSTEM (“DBS”) license agreement. These agreements provide for the allocation between Danaher and Envista of assets, employees, liabilities and obligations (including investments, property and employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after Envista’s separation from Danaher and govern certain relationships between Danaher and Envista after the Envista Separation. In addition, Danaher is also party to various commercial agreements with Envista entities. The amounts paid and received by Danaher for transition services provided under the above agreements as well as sales and purchases to and from Envista were not material to the Company’s results of operations for the years ended December 31, 2020 and 2019.
The key components of income from Envista from discontinued operations for the years ended December 31 were as follows ($ in millions):

	2019	2018
Sales	$2,610	$2,845
Cost of sales	(1,177)	(1,243)
Selling, general and administrative expenses	(1,095)	(1,081)
Research and development expenses	(152)	(172)
Other income (expense), net	2	3
Interest expense	(9)	(21)
Income from discontinued operations before income taxes	179	331
Gain on disposition of Envista before income taxes	451	—
Earnings from discontinued operations before income taxes	630	331
Income taxes	(41)	(86)
Earnings from discontinued operations, net of income taxes	589	245
Net earnings attributable to noncontrolling interest	(13)	—
Net earnings from discontinued operations attributable to common stockholders	$576	$245

NOTE 5. LEASES
The Company has operating leases for office space, warehouses, distribution centers, research and development facilities, manufacturing locations and certain equipment, primarily automobiles. Many leases include one or more options to renew, some of which include options to extend the leases for up to 30 years, and some leases include options to terminate the leases within 30 days. In certain of the Company’s lease agreements, the rental payments are adjusted periodically to reflect actual charges incurred for common area maintenance, utilities, inflation and/or changes in other indexes. The Company’s finance leases were not material as of December 31, 2020 and 2019. Right-of-use (“ROU”) assets arising from finance leases are included in property, plant and equipment, net and the liabilities are included in notes payable and current portion of long-term debt and long-term debt in the accompanying Consolidated Balance Sheets.
The components of operating lease expense for the years ended December 31 were as follows ($ in millions):

	2020	2019
Fixed operating lease expense (a)	$216	$196
Variable operating lease expense	46	45
Total operating lease expense	$262	$241
(a) Includes short-term leases and sublease income, both of which were immaterial.
Supplemental cash flow information related to the Company’s operating leases for the years ended December 31 were as follows ($ in millions):

	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$221	$202
ROU assets obtained in exchange for operating lease obligations	246	145

The following table presents the lease balances within the Consolidated Balance Sheets, weighted average remaining lease term, and weighted average discount rates related to the Company’s operating leases as of December 31 ($ in millions):

		2020	2019
Lease Assets and Liabilities	Classification
Assets:
Operating lease ROU assets	Other long-term assets	$942	$764

Liabilities:
Current:
Operating lease liabilities	Accrued expenses and other liabilities	$189	$158
Long-term:
Operating lease liabilities	Other long-term liabilities	785	639
Total operating lease liabilities		$974	$797

Weighted average remaining lease term		7 years	7 years
Weighted average discount rate		2.8%	3.1%
The following table presents the maturity of the Company’s operating lease liabilities as of December 31, 2020 ($ in millions):

2021	$213
2022	181
2023	151
2024	128
2025	105
Thereafter	302
Total operating lease payments	1,080
Less: imputed interest	106
Total operating lease liabilities	$974
As of December 31, 2020, the Company had no additional significant operating or finance leases that had not yet commenced.
ASC 840 Comparative Disclosures
Total rent expense under ASC 840 for all operating leases was $234 million for the year ended December 31, 2018.

NOTE 6. INVENTORIES
The classes of inventory as of December 31 are summarized as follows ($ in millions):

	2020	2019
Finished goods	$1,232	$833
Work in process	369	285
Raw materials	691	510
Total	$2,292	$1,628
As of December 31, 2020 and 2019, the difference between inventories valued at LIFO and the value of that same inventory if the FIFO method had been used was not significant. The liquidation of LIFO inventory did not have a significant impact on the Company’s results of operations in any period presented.

NOTE 7. PROPERTY, PLANT AND EQUIPMENT
The classes of property, plant and equipment as of December 31 are summarized as follows ($ in millions):

	2020	2019
Land and improvements	$192	$149
Buildings	1,522	954
Machinery and equipment	2,881	2,194
Customer-leased equipment	1,849	1,766
Gross property, plant and equipment	6,444	5,063
Less: accumulated depreciation	3,182	2,761
Property, plant and equipment, net	$3,262	$2,302

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS
As discussed in Note 3, goodwill arises from the purchase price for acquired businesses exceeding the fair value of tangible and intangible assets acquired less assumed liabilities and noncontrolling interests. Management assesses the goodwill of each of its reporting units for impairment at least annually at the beginning of the fourth quarter and as “triggering” events occur that indicate that it is more likely than not that an impairment exists. The Company elected to bypass the optional qualitative goodwill assessment allowed by applicable accounting standards and performed a quantitative impairment test for all reporting units as this was determined to be the most effective method to assess for impairment across the reporting units.
The Company estimates the fair value of its reporting units primarily using a market approach, based on current trading multiples of EBITDA for companies operating in businesses similar to each of the Company’s reporting units, in addition to recent available market sale transactions of comparable businesses. In determining the estimated fair value of each reporting unit, the Company also applies a control premium. If the estimated fair value of the reporting unit is less than its carrying value, the Company must perform additional analysis to determine if the reporting unit’s goodwill has been impaired.
As of December 31, 2020, the Company had five reporting units for goodwill impairment testing. As of the date of the 2020 annual impairment test, the carrying value of the goodwill included in each individual reporting unit ranged from $512 million to approximately $24.9 billion. No goodwill impairment charges were recorded for the years ended December 31, 2020, 2019 and 2018 and no “triggering” events have occurred subsequent to the performance of the 2020 annual impairment test. The factors used by management in its impairment analysis are inherently subject to uncertainty. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and a charge would need to be taken against net earnings.

The following is a rollforward of the Company’s goodwill by segment ($ in millions):

	Life Sciences	Diagnostics	Environmental & Applied Solutions	Total
Balance, January 1, 2019	$13,311	$6,926	$2,344	$22,581
Attributable to 2019 acquisitions	213	3	1	217
Adjustments due to finalization of purchase price allocations	(7)	—	—	(7)
Foreign currency translation and other	(45)	(28)	(5)	(78)
Balance, December 31, 2019	13,472	6,901	2,340	22,713
Attributable to 2020 acquisitions	10,291	—	111	10,402
Attributable to 2020 divestitures	(181)	—	—	(181)
Adjustments due to finalization of purchase price allocations	(3)	—	—	(3)
Foreign currency translation and other	2,233	181	75	2,489
Balance, December 31, 2020	$25,812	$7,082	$2,526	$35,420
The increase in the goodwill balance of the Life Sciences segment in the year ended December 31, 2020 is primarily a result of the Cytiva Acquisition. Measurement period adjustments between the acquisition date and December 31, 2020 decreased the goodwill recognized for the Cytiva Acquisition by approximately $1.3 billion, as the initial allocation of the purchase price was adjusted to allocate additional purchase price to technology, customer relationships and trade names partially offset by related deferred tax liabilities. Refer to Note 3 for more detail.
Finite-lived intangible assets are amortized over their legal or estimated useful life. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets as of December 31 ($ in millions):

	2020		2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangibles:
Patents and technology	$12,526	$(1,539)	$2,713	$(934)
Customer relationships, trade names and other intangibles	9,355	(3,235)	6,367	(2,612)
Total finite-lived intangibles	21,881	(4,774)	9,080	(3,546)
Indefinite-lived intangibles:
Trademarks and trade names	4,175	—	4,216	—
Total intangibles	$26,056	$(4,774)	$13,296	$(3,546)
During 2020, the Company acquired finite-lived intangible assets, consisting primarily of developed technology, customer relationships and trade names, with a weighted average life of 17 years primarily as a result of the Cytiva Acquisition. During 2019, the Company acquired finite-lived intangible assets, consisting primarily of customer relationships, with a weighted average life of 13 years. Refer to Note 3 for additional information on the intangible assets acquired.
The Company reviews identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Indefinite-lived intangibles are subject to impairment testing at least annually or more frequently if events or changes in circumstances indicate that potential impairment exists. The Company identified impairment triggers during the first and third quarters of 2020 which resulted in the impairment of certain long-lived assets, including trade names and other intangible assets. The Company recorded impairment charges totaling $22 million related to these long-lived assets.
Total intangible amortization expense in 2020, 2019 and 2018 was $1,138 million, $625 million and $616 million, respectively. The increase in intangible amortization expense in 2020 was primarily as a result of the Cytiva Acquisition and the amortization of the associated finite-lived intangible assets. Based on the intangible assets recorded as of December 31, 2020, amortization expense is estimated to be $1,380 million during 2021, $1,362 million during 2022, $1,357 million during 2023, $1,316 million during 2024 and $1,291 million during 2025.

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
A summary of financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Year Ended December 31	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2020:
Assets:
Available-for-sale debt securities	$27	$—	$27	$—
Investment in equity securities	176	6	—	—
Liabilities:
Cross-currency swap derivative contracts	622	—	622	—
Deferred compensation plans	111	—	111	—
2019:
Assets:
Available-for-sale debt securities	$34	$—	$34	$—
Investment in equity securities	111	—	—	—
Cross-currency swap derivative contracts	26	—	26	—
Liabilities:
Cross-currency swap derivative contracts	112	—	112	—
Deferred compensation plans	70	—	70	—
Available-for-sale debt securities, which are included in other long-term assets in the accompanying Consolidated Balance Sheets, are measured at fair value using quoted prices reported by investment brokers and dealers based on the underlying terms of the security and comparison to similar securities traded on an active market. As of December 31, 2020 and 2019, available-for-sale debt securities primarily include U.S. Treasury Notes and corporate debt securities, which are valued based on the terms of the instruments in comparison with similar terms on the active market.
The Company’s investments in equity securities consist of investments in publicly traded equity securities and investments in non-marketable equity securities. The publicly traded securities are classified as Level 1 in the fair value hierarchy as they are measured based on quotes in active markets. For the non-marketable equity securities, the Company estimates the fair value of the investments in equity securities based on the measurement alternative and adjusts for impairments and observable price changes with a same or similar security from the same issuer within net earnings (the Fair Value Alternative). The Company’s investments in these equity securities are not classified in the fair value hierarchy due to the use of these measurement methods. Additionally, the Company is a limited partner in a partnership that invests in early-stage companies. While the partnership records these investments at fair value, the Company’s investment in the partnership is accounted for under the equity method of accounting and is not subject to fair value measurement disclosures. During the year ended December 31, 2020, the Company recorded net realized and unrealized gains of $18 million related to changes in the fair value of these investments which is reflected in other income (expense), net in the Consolidated Statement of Earnings. No significant realized or unrealized gains or losses were recorded in either 2019 or 2018 with respect to these investments.
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
Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments as of December 31 were as follows ($ in millions):

	2020		2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Available-for-sale debt securities	$27	$27	$34	$34
Investment in equity securities	176	176	111	111
Cross-currency swap derivative contracts	—	—	26	26
Liabilities:
Cross-currency swap derivative contracts	622	622	112	112
Notes payable and current portion of long-term debt	11	11	212	212
Long-term debt	21,193	23,004	21,517	21,897
As of December 31, 2020 and 2019 available-for-sale debt securities and cross-currency swap derivative contracts were categorized as Level 2 and short and long-term borrowings were categorized as Level 1.
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
Refer to Note 13 for information related to the fair value of the Company sponsored defined benefit pension plan assets.

NOTE 10. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities as of December 31 were as follows ($ in millions):

	2020		2019
	Current	Noncurrent	Current	Noncurrent
Compensation and benefits	$1,393	$178	$931	$223
Pension and postretirement benefits	69	1,502	151	898
Taxes, income and other	552	4,951	356	3,309
Deferred revenue	1,212	205	688	118
Sales and product allowances	200	2	115	2
Operating lease liabilities	189	785	158	639
Cross-currency swap derivative liabilities	622	—	112	—
Other	1,105	166	694	162
Total	$5,342	$7,789	$3,205	$5,351

NOTE 11. FINANCING
The components of the Company’s debt as of December 31 were as follows ($ in millions):

	2020	2019
Euro-denominated commercial paper (€500 million and €4.6 billion, respectively)	$611	$5,146
Zero-coupon LYONs due 2021	24	34
0.352% senior unsecured notes due 2021 (¥30.0 billion aggregate principal amount) (the “2021 Yen Notes”)	290	276
1.7% senior unsecured notes due 2022 (€800 million aggregate principal amount) (the “2022 Euronotes”)	—	895
Floating rate senior unsecured notes due 2022 (€250 million aggregate principal amount) (the “Floating Rate 2022 Euronotes”)	305	280
2.05% senior unsecured notes due 2022 (the “2022 Biopharma Notes”)	698	697
0.5% senior unsecured bonds due 2023 (CHF 540 million aggregate principal amount) (the “2023 CHF Bonds”)	611	559
1.7% senior unsecured notes due 2024 (€900 million aggregate principal amount) (the “2024 Euronotes”)	1,096	—
2.2% senior unsecured notes due 2024 (the “2024 Biopharma Notes”)	697	696
2.5% senior unsecured notes due 2025 (€800 million aggregate principal amount) (the “2025 Euronotes”)	975	894
3.35% senior unsecured notes due 2025 (the “2025 U.S. Notes”)	498	497
0.2% senior unsecured notes due 2026 (€1.3 billion aggregate principal amount) (the “2026 Biopharma Euronotes”)	1,520	1,392
2.1% senior unsecured notes due 2026 (€800 million aggregate principal amount) (the “2026 Euronotes”)	975	—
0.3% senior unsecured notes due 2027 (¥30.8 billion aggregate principal amount) (the “2027 Yen Notes”)	297	283
1.2% senior unsecured notes due 2027 (€600 million aggregate principal amount) (the “2027 Euronotes”)	729	668
0.45% senior unsecured notes due 2028 (€1.3 billion aggregate principal amount) (the “2028 Biopharma Euronotes”)	1,518	1,390
1.125% senior unsecured bonds due 2028 (CHF 210 million aggregate principal amount) (the “2028 CHF Bonds”)	241	221
2.6% senior unsecured notes due 2029 (the “2029 Biopharma Notes”)	795	795
2.5% senior unsecured notes due 2030 (€800 million aggregate principal amount) (the “2030 Euronotes”)	978	—
0.75% senior unsecured notes due 2031 (€1.8 billion aggregate principal amount) (the “2031 Biopharma Euronotes”)	2,127	1,949
0.65% senior unsecured notes due 2032 (¥53.2 billion aggregate principal amount) (the “2032 Yen Notes”)	514	488
1.35% senior unsecured notes due 2039 (€1.3 billion aggregate principal amount) (the “2039 Biopharma Euronotes”)	1,511	1,384
3.25% senior unsecured notes due 2039 (the “2039 Biopharma Notes”)	889	890
4.375% senior unsecured notes due 2045 (the “2045 U.S. Notes”)	499	499
1.8% senior unsecured notes due 2049 (€750 million aggregate principal amount) (the “2049 Biopharma Euronotes”)	907	831
3.4% senior unsecured notes due 2049 (the “2049 Biopharma Notes”)	889	890
2.6% senior unsecured notes due 2050 (the “2050 U.S. Notes”)	979	—
Other	31	75
Total debt	21,204	21,729
Less: currently payable	11	212
Long-term debt	$21,193	$21,517
Debt discounts, premiums and debt issuance and other related costs totaled $132 million and $112 million as of December 31, 2020 and 2019, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of debt table above.

Commercial Paper Programs and Credit Facilities
In 2015, the Company entered into a $4.0 billion unsecured multi-year revolving credit facility with a syndicate of banks that was scheduled to expire on July 10, 2020 (the “Superseded Credit Facility”). In 2019, the Company replaced the Superseded Credit Facility with a $5.0 billion unsecured revolving credit facility with a syndicate of banks that expires on August 27, 2024, subject to a one-year extension option at the request of the Company with the consent of the lenders (the “Five-Year Facility”). The Five-Year Facility also contains an expansion option permitting Danaher to request up to five increases of up to an aggregate additional $2.5 billion from lenders that elect to make such increase available, upon the satisfaction of certain conditions. At the same time, the Company entered into a $5.0 billion 364-day unsecured revolving credit facility with a syndicate of banks that was scheduled to expire on August 26, 2020 (the “Superseded 364-Day Facility”). In 2020, the Company replaced the Superseded 364-Day Facility with a $2.5 billion 364-day unsecured revolving credit facility with a syndicate of banks that was scheduled to expire on June 4, 2021 and then terminated such credit facility on December 31, 2020 (the “Terminated 364-Day Credit Facility”).
The Company expects to limit borrowings under the Five-Year Facility to amounts that would leave sufficient borrowing capacity under the facilities so that it could borrow, if needed, to repay all of the outstanding commercial paper as it matures.
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
Borrowings under the Superseded and Terminated 364-Day Facility bore interest as follows: (1) Eurodollar Rate Loans (as defined in the 364-Day Facility) bore interest at a variable rate per annum equal to the London inter-bank offered rate plus a margin of between 59.5 and 100.5 basis points for the Superseded 364-Day Facility and 90 and 127.5 basis points for the Terminated 364-Day Facility, depending on Danaher’s long-term debt credit rating; and (2) Base Rate Loans (as defined in the 364-Day Facility) bore interest at a variable rate per annum equal to the highest of (a) the Federal funds rate (as published by the Federal Reserve Bank of New York from time to time) plus 50 basis points, (b) Bank of America’s “prime rate” as publicly announced from time to time and (c) the Eurodollar Rate (as defined in the 364-Day Facility) plus 100 basis points, plus in each case a margin of up to 0.5 basis points for the Superseded 364-Day Facility and between 0 and 27.5 basis points for the Terminated 364-Day Facility, depending on Danaher’s long-term debt credit rating. In addition, Danaher was required to pay a per annum facility fee of between 3 and 5 basis points for the Superseded 364-Day Facility and 10 and 22.5 basis points for the Terminated 364-Day Facility (depending on Danaher’s long-term debt credit rating), based on the aggregate commitments under the Superseded and Terminated 364-Day Facility, regardless of usage.
The Five-Year Facility requires the Company to maintain a consolidated leverage ratio (as defined in the facility) of 0.65 to 1.00 or less. Borrowings under the Five-Year Facility are prepayable at the Company’s option at any time in whole or in part without premium or penalty. As of December 31, 2020, no borrowings were outstanding under the Five-Year Facility and the Company was in compliance with all covenants under the facilities. The nonperformance by any member of the Five-Year Facility syndicates would reduce the maximum capacity of the Five-Year Facility by such member’s commitment amount.
The Company’s obligations under the Five-Year Facility are unsecured. The Company has unconditionally and irrevocably guaranteed the obligations of each of its subsidiaries in the event a subsidiary is named a borrower under the Five-Year Facility. The Five-Year Facility contains customary representations, warranties, conditions precedent, events of default, indemnities and affirmative and negative covenants. The Five-Year Facility is available for liquidity support for Danaher’s expanded U.S. dollar and euro commercial paper programs, as discussed below, and for general corporate purposes.
Under the Company’s U.S. and euro-denominated commercial paper programs, the Company or a subsidiary of the Company, as applicable, may issue and sell unsecured, short-term promissory notes. The notes are typically issued at a discount from par, generally based on the ratings assigned to the Company by credit rating agencies at the time of the issuance and prevailing market rates measured by reference to LIBOR or EURIBOR. The Five-Year Facility provides liquidity support for issuances under the Company’s commercial paper programs, and can also be used for working capital and other general corporate purposes. The availability of the Five-Year Facility as a standby liquidity facility to repay maturing commercial paper is an important factor in maintaining the existing credit ratings of the Company’s commercial paper programs. As commercial paper obligations mature, the Company may issue additional short-term commercial paper obligations to refinance all or part of these borrowings. As of December 31, 2020, borrowings outstanding under the Company’s euro commercial paper programs had a weighted average annual interest rate of negative 0.05% and a weighted average remaining maturity of approximately 25 days. As of December 31, 2020, the Company has classified approximately $611 million of its borrowings outstanding under the euro-denominated commercial paper programs and $290 million of borrowings outstanding under the 2021 Yen Notes as long-term debt in the accompanying Consolidated Balance Sheet as the Company had the intent and ability, as supported by availability under the Five-Year Facility, to refinance these borrowings for at least one year from the balance sheet date.
The Company’s ability to access the commercial paper market, and the related costs of these borrowings, is affected by the strength of the Company’s credit rating and market conditions. Any downgrade in the Company’s credit rating would increase the cost of borrowings under the Company’s commercial paper program and the Five-Year Facility, and could limit or preclude the Company’s ability to issue commercial paper. If the Company’s access to the commercial paper market is adversely affected due to a credit downgrade, change in market conditions or otherwise, the Company expects it would rely on a combination of available cash, operating cash flow and the Five-Year Facility to provide short-term funding. In such event, the cost of borrowings under the Five-Year Facility could be higher than the cost of commercial paper borrowings.
2020 Financing Activity
The Company continues to monitor the impact of the COVID-19 pandemic on the Company’s liquidity and capital resources and take actions intended to mitigate adverse impacts. Historically, the Company has generally relied on borrowings under its commercial paper program to address liquidity requirements that exceed the capacity provided by its operating cash flows and cash on hand, while also accessing the capital markets from time to time to secure financing for more significant acquisitions. The COVID-19 pandemic adversely affected the availability of new borrowings in the commercial paper markets at times during 2020. Therefore, in the first half of 2020, the Company engaged in the following financing transactions:
•The Company borrowed $2.5 billion under the Five-Year Facility and $2.5 billion under the Superseded 364-Day Facility for general corporate purposes (including payment of a portion of the purchase price for the Cytiva Acquisition and repayment of certain commercial paper obligations as they matured). The Company replaced the Superseded 364-Day Facility with a new $2.5 billion 364-Day Facility, which was terminated on December 31, 2020. All amounts borrowed under the credit facilities referenced above were repaid in 2020.
•The Company issued approximately €2.5 billion (approximately $2.7 billion based on currency exchange rates as of the respective dates of the pricing of the notes) aggregate principal amount of euro-denominated senior unsecured notes, the proceeds of which have been and are being used for general corporate purposes (including repayment of the borrowings under the Superseded 364-Day Facility and the Five-Year Facility, and repayment of certain commercial paper obligations as they matured).
•The Company completed the 2020 Common Stock Offering and 2020 MCPS Offering and received net proceeds of approximately $1.73 billion and $1.67 billion, respectively, which have been and will be used for general corporate purposes.
In addition, during the fourth quarter of 2020, the Company issued $1.0 billion aggregate principal amount of senior unsecured notes, the proceeds of which have been and will be used for general corporate purposes, including the redemption of the €800 million aggregate principal amount of 1.7% senior unsecured notes due 2022. These borrowings were redeemed in the fourth quarter of 2020 at a redemption price equal to the outstanding principal amount and a make-whole premium as specified in the applicable indenture, plus accrued and unpaid interest. The Company recorded a loss on early extinguishment of these borrowings, net of certain deferred gains, related to the payment of the make-whole premiums in connection with the redemption of $26 million ($20 million after-tax or $0.03 per diluted common share).

2020 Debt Issuances
As discussed above, in 2020, Danaher Corporation completed underwritten public offerings of senior unsecured Euronotes due 2024, 2026 and 2030 (collectively the “Euronotes”) and U.S. dollar-denominated senior unsecured notes due 2050. The following summarizes the key terms of the offerings in aggregate (€ and $ in millions):

	Issue Date	Aggregate Principal Amount	Stated Annual Interest Rate	Issue Price (as % of Principal Amount)	Maturity Date	Interest Payment Dates (in arrears)
2024 Euronotes	March 30, 2020	€750	1.7%	99.931%	March 30, 2024	March 30
2024 Euronotes	April 8, 2020	€150	1.7%	100.298%	March 30, 2024	March 30
2026 Euronotes	March 30, 2020	€500	2.1%	99.717%	September 30, 2026	September 30
2026 Euronotes	April 8, 2020	€300	2.1%	100.842%	September 30, 2026	September 30
2030 Euronotes	March 30, 2020	€500	2.5%	99.642%	March 30, 2030	March 30
2030 Euronotes	April 8, 2020	€300	2.5%	102.166%	March 30, 2030	March 30
2050 U.S. Notes	October 6, 2020	$1,000	2.6%	98.970%	October 1, 2050	April 1 and October 1
The Company received net proceeds from the notes issued on March 30, 2020, after underwriting discounts and commissions and offering expenses, of approximately €1.7 billion (approximately $1.9 billion based on currency exchange rates as of the date of the pricing of the notes). The Company received net proceeds from the notes issued on April 8, 2020, after underwriting discounts and commissions and offering expenses, of €754 million ($816 million based on currency exchange rates as of the date of the pricing of the notes). The Company received net proceeds from the notes issued on October 6, 2020, after underwriting discounts and commissions and offering expenses, of $980 million.
Covenants and Redemption Provisions Applicable to Notes
With respect to the 2027 and 2032 Yen Notes; the 2024, 2025, 2026, 2027 and 2030 Euronotes; the 2025, 2045 and 2050 U.S. Notes; the 2022, 2024, 2029, 2039 and 2049 Biopharma Notes; and the 2026, 2028, 2031, 2039 and 2049 Biopharma Euronotes, at any time prior to the applicable maturity date, the Company may redeem the applicable series of notes in whole or in part, by paying the principal amount accrued and unpaid interest and, until the par call date specified in the applicable indenture or comparable governing document, the “make-whole” premium specified therein (and in the case of the Yen Notes, net of certain swap-related gains or losses as applicable). With respect to each of the 2023 and 2028 CHF Bonds, at any time after 85% or more of the applicable bonds have been redeemed or purchased and canceled, the Company may redeem some or all of the remaining bonds for their principal amount plus accrued and unpaid interest. With respect to the 2021, 2027 and 2032 Yen Notes; Floating Rate 2022, 2024, 2025, 2026, 2027 and 2030 Euronotes; the 2023 and 2028 CHF Bonds; and the 2026, 2028, 2031, 2039 and 2049 Biopharma Euronotes, the Company may redeem such notes and bonds upon the occurrence of specified, adverse changes in tax laws, or interpretations under such laws, at a redemption price equal to the principal amount of the bonds to be redeemed.
If a change of control triggering event occurs with respect to any of the 2021, 2027 and 2032 Yen Notes; the 2022, Floating Rate 2022, 2024, 2025, 2026, 2027 and 2030 Euronotes; the 2025, 2045 and 2050 U.S. Notes; the 2023 and 2028 CHF Bonds; the 2022, 2024, 2029, 2039 and 2049 Biopharma Notes; or the 2026, 2028, 2031, 2039 and 2049 Biopharma Euronotes, each holder of such notes may require the Company to repurchase some or all of such notes and bonds at a purchase price equal to 101% (100% in the case of the 2027 and 2032 Yen Notes) of the principal amount of the notes and bonds, plus accrued and unpaid interest (and in the case of the Yen Notes, certain swap-related losses as applicable). A change of control triggering event means the occurrence of both a change of control and a rating event, each as defined in the applicable indenture or comparable governing document. Except in connection with a change of control triggering event, the Company does not have any credit rating downgrade triggers that would accelerate the maturity of a material amount of outstanding debt. Each holder of the 2027 and 2032 Yen Notes may also require the Company to repurchase some or all of its notes at a purchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest and certain swap-related losses as applicable, in certain circumstances whereby such holder comes into violation of economic sanctions laws as a result of holding such notes.
The respective indentures or comparable governing documents under which the above-described notes and bonds were issued contain customary covenants including, for example, limits on the incurrence of secured debt and sale-leaseback transactions. None of these covenants are considered restrictive to the Company’s operations and as of December 31, 2020, the Company was in compliance with all of its debt covenants.

Long-Term Indebtedness
The following summarizes the key terms for the Company’s long-term debt as of December 31, 2020:

	Outstanding Balance as of December 31, 2020	Stated Annual Interest Rate	Issue Price (as % of Principal Amount)	Issue Date	Maturity Date	Interest Payment Dates (in arrears)
2021 LYONs	$24	see below	N/A	January 22, 2001	January 22, 2021	January 22 and July 22
2021 Yen Notes (4)	290	0.352%	100%	February 28, 2016	March 16, 2021	March 16 and September 16
Floating Rate 2022 Euronotes (5)	305	three-month EURIBOR + 0.3%	100.147%	June 30, 2017	June 30, 2022	March 30, June 30, September 30 and December 31
2022 Biopharma Notes (8)	698	2.05%	99.994%	November 7, 2019	November 15, 2022	May 15 and November 15
2023 CHF Bonds (2)	611	0.5%	100.924%	December 8, 2015	December 8, 2023	December 8
2024 Euronotes	913	1.7%	99.931%	March 30, 2020	March 30, 2024	March 30
2024 Euronotes	183	1.7%	100.298%	April 8, 2020	March 30, 2024	March 30
2024 Biopharma Notes (8)	697	2.2%	99.952%	November 7, 2019	November 15, 2024	May 15 and November 15
2025 Euronotes (1)	975	2.5%	99.878%	July 8, 2015	July 8, 2025	July 8
2025 U.S. Notes (3)	498	3.35%	99.857%	September 15, 2015	September 15, 2025	March 15 and September 15
2026 Biopharma Euronotes (7)	1,520	0.2%	99.833%	September 18, 2019	March 18, 2026	March 18
2026 Euronotes	607	2.1%	99.717%	March 30, 2020	September 30, 2026	September 30
2026 Euronotes	368	2.1%	100.842%	April 8, 2020	September 30, 2026	September 30
2027 Yen Notes (6)	297	0.3%	100%	May 11, 2017	May 11, 2027	May 11 and November 11
2027 Euronotes (5)	729	1.2%	99.682%	June 30, 2017	June 30, 2027	June 30
2028 Biopharma Euronotes (7)	1,518	0.45%	99.751%	September 18, 2019	March 18, 2028	March 18
2028 CHF Bonds (2)	241	1.125%	102.870%	December 8, 2015 and December 8, 2017	December 8, 2028	December 8
2029 Biopharma Notes (8)	795	2.6%	99.903%	November 7, 2019	November 15, 2029	May 15 and November 15
2030 Euronotes	606	2.5%	99.642%	March 30, 2020	March 30, 2030	March 30
2030 Euronotes	372	2.5%	102.166%	April 8, 2020	March 30, 2030	March 30
2031 Biopharma Euronotes (7)	2,127	0.75%	99.920%	September 18, 2019	September 18, 2031	September 18
2032 Yen Notes (6)	514	0.65%	100%	May 11, 2017	May 11, 2032	May 11 and November 11
2039 Biopharma Euronotes (7)	1,511	1.35%	99.461%	September 18, 2019	September 18, 2039	September 18
2039 Biopharma Notes (8)	889	3.25%	99.809%	November 7, 2019	November 15, 2039	May 15 and November 15
2045 U.S. Notes (3)	499	4.375%	99.784%	September 15, 2015	September 15, 2045	March 15 and September 15
2049 Biopharma Euronotes (7)	907	1.8%	99.564%	September 18, 2019	September 18, 2049	September 18
2049 Biopharma Notes (8)	889	3.4%	99.756%	November 7, 2019	November 15, 2049	May 15 and November 15
2050 U.S. Notes	979	2.6%	98.970%	October 6, 2020	October 1, 2050	April 1 and October 1
Euro-denominated commercial paper	611	various	various	various	various	various
Other	31	various	various	various	various	various
Total debt	$21,204
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
(7)    The net proceeds at issuance, after offering expenses, of approximately €6.2 billion ($6.8 billion based on currency exchange rates as of the date of pricing) from these notes were used to finance the Cytiva Acquisition.
(8)    The net proceeds at issuance, after offering expenses, of approximately $4.0 billion from these notes were used to finance the Cytiva Acquisition.
LYONs
In 2001, the Company issued $830 million (value at maturity) in LYONs. The net proceeds to the Company were $505 million, of which approximately $100 million was used to pay down debt and the balance was used for general corporate purposes, including acquisitions. The LYONs originally carry a yield to maturity of 2.375% (with contingent interest payable as described below). Pursuant to the terms of the indenture that governs the Company’s LYONs, each $1,000 of principal amount at maturity could be converted into 38.1998 shares of Danaher common stock at any time on or before the maturity date of January 22, 2021.
During the year ended December 31, 2020, holders of certain of the Company’s LYONs converted such LYONs into an aggregate of approximately 367 thousand shares of the Company’s common stock, par value $0.01 per share. The Company’s deferred tax liability of $43 million associated with the book and tax basis difference in the converted LYONs was transferred to additional paid-in capital.
As of December 31, 2020, an aggregate of approximately 24 million shares of the Company’s common stock had been issued upon conversion of LYONs. As of December 31, 2020, the accreted value of the outstanding LYONs was lower than the traded market value of the underlying common stock issuable upon conversion.
Under the terms of the LYONs, the Company paid contingent interest to the holders of LYONs during any six-month period from January 23 to July 22 and from July 23 to January 22 if the average market price of a LYON for a specified measurement period equaled 120% or more of the sum of the issue price and accrued original issue discount for such LYON. The amount of contingent interest to be paid with respect to any quarterly period equaled the higher of either 0.0315% of the bonds’ average market price during the specified measurement period or the amount of the cash dividend paid on Danaher’s common stock during such quarterly period multiplied by the number of shares issuable upon conversion of a LYON. The Company paid $1 million, $1 million and $2 million of contingent interest on the LYONs for each of the years ended December 31, 2020, 2019 and 2018, respectively. Except for the contingent interest described above, the Company did not pay interest on the LYONs prior to maturity. In 2021, prior to the redemption of the outstanding LYONs on January 22, 2021, holders of $24 million of outstanding LYONs converted such LYONs into approximately 912 thousand shares of the Company’s common stock. As a result of the conversion in the first quarter of 2021, the Company will transfer to additional paid-in capital the deferred tax liability of $10 million associated with the book and tax basis difference in the converted LYONs. The residual LYONS not converted into shares of the Company’s common stock were redeemed at face value.
2019 Long-Term Debt Repayments
On October 24, 2019, the Company redeemed the $500 million aggregate principal amount of 2.4% Senior Notes due 2020 and the $375 million aggregate principal amount of 5.0% 2020 Assumed Pall Notes, in each case at a redemption price equal to the outstanding principal amount and a make-whole premium as specified in the applicable indenture, plus accrued and unpaid interest. The aggregate make-whole premiums required in connection with the redemption were $7 million ($5 million after-tax or $0.01 per diluted common share). The payment of the make-whole premiums is reflected as a loss on early extinguishment of borrowings. The Company funded the redemption using a portion of the cash distribution it received in connection with the Envista Disposition.
The €600 million aggregate principal amount of the 2019 Euronotes were repaid with accrued interest upon their maturity on July 8, 2019 using proceeds from the issuance of euro-denominated commercial paper.

Guarantors of Debt
The Company has guaranteed long-term debt and commercial paper issued by certain of its wholly-owned subsidiaries. The Floating Rate 2022 Euronotes, 2025 Euronotes, 2027 Euronotes and euro-denominated commercial paper were issued by DH Europe Finance S.A. (“Danaher International”). The 2022 Biopharma Notes, 2024 Biopharma Notes, 2026 Biopharma Euronotes, 2028 Biopharma Euronotes, 2029 Biopharma Notes, 2031 Biopharma Euronotes, 2039 Biopharma Euronotes, 2039 Biopharma Notes, 2049 Biopharma Euronotes, 2049 Biopharma Notes and euro-denominated commercial paper were issued by DH Europe Finance II S.a.r.l. (“Danaher International II”). The 2023 CHF Bonds and 2028 CHF Bonds were issued by DH Switzerland Finance S.A. (“Danaher Switzerland”). The 2021 Yen Notes, 2027 Yen Notes and 2032 Yen Notes were issued by DH Japan Finance S.A. (“Danaher Japan”). Each of Danaher International, Danaher International II, Danaher Switzerland and Danaher Japan are wholly-owned finance subsidiaries of Danaher Corporation. All of the outstanding and future securities issued by each of these entities are or will be fully and unconditionally guaranteed by the Company and these guarantees rank on parity with the Company’s unsecured and unsubordinated indebtedness.
Other
The Company’s minimum principal payments for the next five years are as follows ($ in millions):

2021	$11
2022	1,014
2023	597
2024	2,688
2025	1,468
Thereafter	15,426
The Company made interest payments of $331 million, $129 million and $140 million in 2020, 2019 and 2018, respectively. Interest payments increased in 2020 due primarily to the impact of higher average debt balances as a result of the issuances of debt in 2019 and 2020 (primarily to fund the Cytiva Acquisition) and 2020 borrowings under the Five-Year Facility and the Superseded 364-Day Facility, prior to the subsequent repayment of such credit facility borrowings. Proceeds from these borrowings as well as available cash balances were used to fund the acquisition of Cytiva and for general corporate purposes.

NOTE 12. HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses cross-currency swap derivative contracts to partially hedge its net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the Danish kroner, Japanese yen, euro and Swiss franc. The cross-currency swap derivative contracts are agreements to exchange fixed-rate payments in one currency for fixed-rate payments in another currency. As of December 31, 2020, the Company had $2.0 billion, including $1.0 billion entered into during 2020, of cross-currency swap derivative contracts outstanding as hedges of its net investment in foreign operations. These contracts effectively convert these U.S. dollar-denominated bonds to obligations denominated in Danish kroner, Japanese yen, euro and Swiss franc, and partially offset the impact of changes in currency rates on foreign currency denominated net investments. These contracts also reduce the interest rate from the stated interest rates on the U.S. dollar-denominated debt to the interest rates of the swaps. The changes in the spot rate of these instruments are recorded in accumulated other comprehensive income (loss) in stockholders’ equity, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated other comprehensive income (loss) in the accompanying Consolidated Statements of Stockholders’ Equity. Any ineffective portions of net investment hedges are reclassified from accumulated other comprehensive income (loss) into earnings during the period of change. The interest income or expense from these swaps are recorded in interest expense in the accompanying Consolidated Statements of Earnings consistent with the classification of interest expense attributable to the underlying debt. These instruments mature on dates ranging from September 2025 to October 2030.
The Company also uses cross-currency swap derivative contracts to hedge U.S. dollar-denominated long-term debt issuances in a foreign subsidiary whose functional currency is the euro against adverse movements in exchange rates between the U.S. dollar and the euro. These contracts effectively convert these U.S. dollar-denominated bonds to obligations denominated in euro. The changes in the fair value of these instruments are recorded in accumulated other comprehensive income (loss) in stockholders’ equity, with a reclassification from accumulated other comprehensive income (loss) to net earnings to offset the remeasurement of the hedged debt that is also recorded in net earnings. Any ineffective portions of net investment hedges are reclassified from accumulated other comprehensive income (loss) into earnings during the period of change. The interest income or expense from these swaps are recorded in interest expense in the accompanying Consolidated Statements of Earnings consistent with the classification of interest expense attributable to the underlying debt. These instruments mature on dates ranging from November 2022 to November 2049.

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
The following table summarizes the notional values as of December 31, 2020 and 2019 and pretax impact of changes in the fair values of instruments designated as net investment hedges and cash flow hedges in accumulated other comprehensive income (“OCI”) for the year then ended ($ in millions):

	Original Notional Amount	Notional Amount Outstanding	Gain (Loss) Recognized in OCI
Year ended December 31, 2020:
Net investment hedges:
Foreign currency contracts	$2,875	$2,000	$(104)
Foreign currency denominated debt	4,573	4,573	(418)
Cash flow hedges:
Foreign currency contracts	4,000	4,000	(432)
Total	$11,448	$10,573	$(954)

Year ended December 31, 2019:
Net investment hedges:
Foreign currency contracts	$1,875	$1,000	$24
Foreign currency denominated debt	6,276	6,276	130
Cash flow hedges:
Foreign currency contracts	4,000	4,000	(112)
Interest rate swaps	850	—	(37)
Total	$13,001	$11,276	$5
Gains or losses related to the net investment hedges are classified as foreign currency translation adjustments in the schedule of changes in OCI in Note 1, as these items are attributable to the Company’s hedges of its net investment in foreign operations. Gains or losses related to the cash flow hedges are classified as cash flow hedge adjustments in the schedule of changes in OCI in Note 1. The amount reclassified to earnings for the interest rate swaps was $2 million and less than $1 million in 2020 and 2019, respectively. In 2020 and 2019, the Company reclassified $359 million and $27 million, respectively, of deferred losses from accumulated other comprehensive income (loss) to net earnings related to the cross-currency swap derivative contracts that are cash flow hedges of the Company’s U.S. dollar-denominated debt. This reclassification was equal to the remeasurement gain recorded on the hedged debt. The Company did not reclassify any other deferred gains or losses related to net investment hedges or cash flow hedges from accumulated other comprehensive income (loss) to earnings during the years ended December 31, 2020 and 2019. In addition, the Company did not have any ineffectiveness related to net investment hedges or interest rate swaps during the years ended December 31, 2020 and 2019. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in all other investing activities in the accompanying Consolidated Statements of Cash Flows. The cash inflows and outflows associated with the Company’s derivative contracts designated as cash flow hedges are classified in cash flows from operating activities in the accompanying Consolidated Statements of Cash Flows.

The Company’s derivative instruments, as well as its nonderivative debt instruments designated and qualifying as net investment hedges, were classified as of December 31 in the Company’s Consolidated Balance Sheets as follows ($ in millions):

	2020	2019
Derivative assets:
Prepaid expenses and other current assets	$—	$26

Derivative liabilities:
Accrued expenses and other liabilities	622	112

Nonderivative hedging instruments:
Long-term debt	4,573	6,276
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
The following sets forth the funded status of the U.S. and non-U.S. plans as of the most recent actuarial valuations using measurement dates of December 31 ($ in millions):

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	2020	2019	2020	2019
Change in pension benefit obligation:
Benefit obligation at beginning of year	$(2,468)	$(2,340)	$(1,446)	$(1,315)
Service cost	—	(6)	(40)	(25)
Interest cost	(69)	(89)	(22)	(24)
Employee contributions	—	—	(6)	(5)
Benefits and other expenses paid	165	164	59	48
Acquisitions and other	(96)	—	(436)	—
Actuarial loss	(273)	(237)	(106)	(152)
Amendments, settlements and curtailments	23	40	4	47
Foreign exchange rate impact	—	—	(168)	(20)
Benefit obligation at end of year	(2,718)	(2,468)	(2,161)	(1,446)
Change in plan assets:
Fair value of plan assets at beginning of year	1,866	1,778	1,138	1,032
Actual return on plan assets	227	283	104	115
Employer contributions	140	10	51	44
Employee contributions	—	—	6	5
Amendments and settlements	(22)	(41)	(7)	(37)
Benefits and other expenses paid	(165)	(164)	(59)	(48)
Acquisitions and other	79	—	30	—
Foreign exchange rate impact	—	—	68	27
Fair value of plan assets at end of year	2,125	1,866	1,331	1,138
Funded status	$(593)	$(602)	$(830)	$(308)

The largest contributor to the net actuarial losses affecting the benefit obligation in both 2020 and 2019 for the U.S. plans and the non-U.S. plans is decreases in the discount rates, partially offset by return on plan assets exceeding expectations.
Projected benefit obligation (“PBO”) and fair value of plan assets for pension plans with PBO’s in excess of plan assets ($ in millions):

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	2020	2019	2020	2019
Projected benefit obligation	$2,718	$2,468	$1,366	$778
Fair value of plan assets	2,125	1,866	441	370
Accumulated benefit obligation (“ABO”) and fair value of plan assets for pension plans with ABO’s in excess of plan assets ($ in millions):

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	2020	2019	2020	2019
Accumulated benefit obligation	$2,718	$2,468	$1,257	$730
Fair value of plan assets	2,125	1,866	434	370
Weighted average assumptions used to determine benefit obligations at date of measurement:

	U.S. Plans		Non-U.S. Plans
	2020	2019	2020	2019
Discount rate	2.3%	3.2%	1.1%	1.4%
Rate of compensation increase	N/A	4.0%	2.5%	2.4%
Components of net periodic pension benefit (cost) ($ in millions):

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	2020	2019	2020	2019
Service cost	$—	$(6)	$(40)	$(25)
Interest cost	(69)	(89)	(22)	(24)
Expected return on plan assets	121	126	37	40
Amortization of prior service (cost) credit	(1)	(1)	1	—
Amortization of net loss	(37)	(26)	(10)	(4)
Curtailment and settlement gains (losses) recognized	—	—	(1)	(7)
Net periodic pension benefit (cost)	$14	$4	$(35)	$(20)
The net periodic benefit (cost) of the noncontributory defined benefit pension plans incurred during the years ended December 31, 2020, 2019 and 2018 are reflected in the following captions in the accompanying Consolidated Statements of Earnings ($ in millions):

	Year Ended December 31
	2020	2019	2018
Service cost:
Cost of sales	$(7)	$(6)	$(11)
Selling, general and administrative expenses	(33)	(25)	(21)
Total service cost expense	(40)	(31)	(32)
Other net periodic pension costs:
Other income (expense), net	19	15	37
Total (expense) income	$(21)	$(16)	$5

Weighted average assumptions used to determine net periodic pension benefit (cost) at date of measurement:

	U.S. Plans		Non-U.S. Plans
	2020	2019	2020	2019
Discount rate	3.2%	4.3%	1.4%	2.1%
Expected long-term return on plan assets	7.0%	7.0%	3.4%	3.9%
Rate of compensation increase	4.0%	4.0%	2.4%	2.4%
The discount rate reflects the market rate on December 31 of the prior year for high-quality fixed-income investments with maturities corresponding to the Company’s benefit obligations and is subject to change each year. For non-U.S. plans, rates appropriate for each plan are determined based on investment-grade instruments with maturities approximately equal to the average expected benefit payout under the plan. During 2019, the Company updated the mortality assumptions used to estimate the projected benefit obligation to reflect updated mortality tables.
Included in accumulated other comprehensive income (loss) as of December 31, 2020 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credit of $1 million ($1 million, net of tax) and unrecognized actuarial losses of approximately $1.2 billion ($919 million, net of tax). The unrecognized losses and prior service cost, net, is calculated as the difference between the actuarially determined projected benefit obligation and the value of the plan assets less accrued pension costs as of December 31, 2020.
Selection of Expected Rate of Return on Assets
For the years ended December 31, 2020, 2019 and 2018, the Company used an expected long-term rate of return assumption of 7.0% for its U.S. defined benefit pension plan. The Company intends to use an expected long-term rate of return assumption of 6.75% for 2021 for its U.S. plan. This expected rate of return reflects the asset allocation of the plan, and is based primarily on broad, publicly-traded equity and fixed-income indices and forward-looking estimates of active portfolio and investment management. Long-term rate of return on asset assumptions for the non-U.S. plans were determined on a plan-by-plan basis based on the composition of assets and ranged from 0.5% to 5.0% in 2020 and 0.8% to 5.0% in 2019, with a weighted average rate of return assumption of 3.4% in 2020 and 3.9% in 2019.
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

The fair values of the Company’s pension plan assets for both the U.S. and non-U.S. plans as of December 31, 2020, by asset category were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and equivalents	$175	$—	$—	$175
Equity securities:
Common stock	503	—	—	503
Preferred stock	6	—	—	6
Fixed income securities:
Corporate bonds	—	42	—	42
Government issued	—	58	—	58
Mutual funds	244	51	—	295
Insurance contracts	—	354	—	354
Total	$928	$505	$—	1,433
Investments measured at NAV (a):
Common/collective trusts				1,198
Venture capital, partnerships and other private investments				825
Total assets at fair value				$3,456
(a)    The fair value amounts presented in the table above are intended to permit reconciliation of the fair value hierarchy to the total plan assets.
The fair values of the Company’s pension plan assets for both the U.S. and non-U.S. plans as of December 31, 2019, by asset category were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and equivalents	$68	$—	$—	$68
Equity securities:
Common stock	390	—	—	390
Preferred stock	6	—	—	6
Fixed income securities:
Corporate bonds	—	35	—	35
Government issued	—	22	—	22
Mutual funds	287	132	—	419
Insurance contracts	—	299	—	299
Total	$751	$488	$—	1,239
Investments measured at NAV (a):
Common/collective trusts				1,071
Venture capital, partnerships and other private investments				694
Total assets at fair value				$3,004
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
Expected Contributions
During 2020, the Company contributed $140 million to its U.S. defined benefit pension plan and $51 million to its non-U.S. defined benefit pension plans. During 2021, the Company’s cash contribution requirements for its U.S. and its non-U.S. defined benefit pension plans are expected to be approximately $10 million and $44 million, respectively.
The following sets forth benefit payments, which reflect expected future service, as appropriate, expected to be paid by the plans in the periods indicated ($ in millions):

	U.S. Pension Plans	Non-U.S. Pension Plans	All Pension Plans
2021	$188	$61	$249
2022	187	68	255
2023	187	66	253
2024	182	68	250
2025	173	68	241
2026 - 2030	789	379	1,168
Other Matters
Substantially all employees not covered by defined benefit plans are covered by defined contribution plans, which generally provide for Company funding based on a percentage of compensation.
A limited number of the Company’s subsidiaries participate in multiemployer defined benefit and contribution plans, primarily outside of the United States, that require the Company to periodically contribute funds to the plan. The risks of participating in a multiemployer plan differ from the risks of participating in a single-employer plan in the following respects: (1) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers, (2) if a participating employer ceases contributing to the plan, the unfunded obligations of the plan may be required to be borne by the remaining participating employers and (3) if the Company elects to stop participating in the plan, the Company may be required to pay the plan an amount based on the unfunded status of the plan. None of the multiemployer plans in which the Company’s subsidiaries participate are considered to be quantitatively or qualitatively significant, either individually or in the aggregate. In addition, contributions made to these plans during 2020, 2019 and 2018 were not considered significant, either individually or in the aggregate.
The Company’s net periodic pension cost for the year ended December 31, 2019 includes a settlement loss of $7 million ($6 million after tax or $0.01 per diluted common share) as a result of the transfer of a portion of its non-U.S. pension liabilities related to one defined benefit plan to a third party. Expense for all defined benefit and defined contribution pension plans amounted to $224 million, $203 million and $167 million for the years ended December 31, 2020, 2019 and 2018, respectively.

NOTE 14. OTHER POSTRETIREMENT EMPLOYEE BENEFIT PLANS
In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for some of its retired employees in the United States. Certain employees may become eligible for these benefits as they reach normal retirement age while working for the Company.

The following sets forth the funded status of the domestic plans as of the most recent actuarial valuations using measurement dates as of December 31 ($ in millions):

	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$(139)	$(142)
Service cost	—	—
Interest cost	(4)	(5)
Actuarial gain (loss)	(15)	(4)
Retiree contributions	(2)	(2)
Benefits paid	12	14
Benefit obligation at end of year	(148)	(139)
Change in plan assets:
Fair value of plan assets	—	—
Funded status	$(148)	$(139)
As of December 31, 2020 and 2019, $133 million and $123 million, respectively, of the total underfunded status of the plan was recognized as long-term accrued postretirement liability since it was not expected to be funded within one year. The largest contributor to the net actuarial losses affecting the benefit obligation in both 2020 and 2019 for the plan is due to decreases in the discount rates.
As of December 31, 2020 and 2019, the projected benefit obligation of the plan exceeded the fair value of the plan assets, as the plan had no plan assets, and the accumulated and projected benefit obligation was $148 million and $139 million, respectively.
Weighted average assumptions used to determine benefit obligations at date of measurement:

	2020	2019
Discount rate	2.1%	3.1%
Medical trend rate – initial	5.5%	5.7%
Medical trend rate – grading period	17 years	18 years
Medical trend rate – ultimate	4.5%	4.5%
The medical trend rate used to determine the postretirement benefit obligation was 5.5% for 2020. The rate decreases gradually to an ultimate rate of 4.5% in 2037 and remains at that level thereafter. The trend rate is a significant factor in determining the amounts reported.
Components of net periodic benefit (cost) ($ in millions):

	2020	2019
Service cost	$—	$—
Interest cost	(4)	(5)
Amortization of prior service credit	2	2
Amortization of net loss	(1)	—
Net periodic benefit (cost)	$(3)	$(3)

The net periodic cost of the other postretirement employee benefit plans incurred during the years ended December 31, 2020, 2019 and 2018 are reflected in the following captions in the accompanying Consolidated Statements of Earnings ($ in millions):

	Year Ended December 31
	2020	2019	2018
Service cost:
Cost of sales	$—	$—	$—
Selling, general and administrative expenses	—	—	(1)
Total service cost	—	—	(1)
Other net periodic pension costs:
Other income (expense), net	(3)	(3)	(2)
Total	$(3)	$(3)	$(3)
Included in accumulated other comprehensive income (loss) as of December 31, 2020 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized prior service credits of $14 million ($11 million, net of tax) and unrecognized actuarial losses of $27 million ($21 million, net of tax). The unrecognized losses and prior service credits, net, is calculated as the difference between the actuarially determined projected benefit obligation and the value of the plan assets less accrued benefit costs as of December 31, 2020.
The following sets forth benefit payments, which reflect expected future service, as appropriate, expected to be paid in the periods indicated ($ in millions):

2021	$15
2022	14
2023	13
2024	12
2025	11
2026 - 2030	47

NOTE 15. INCOME TAXES
Earnings from continuing operations before income taxes for the years ended December 31 were as follows ($ in millions):

	2020	2019	2018
United States	$1,655	$854	$801
International	2,840	2,451	2,161
Total	$4,495	$3,305	$2,962
The provision for income taxes from continuing operations for the years ended December 31 were as follows ($ in millions):

	2020	2019	2018
Current:
Federal U.S.	$(321)	$453	$283
Non-U.S.	580	800	461
State and local	72	35	64
Deferred:
Federal U.S.	530	(297)	(201)
Non-U.S.	(16)	(128)	(12)
State and local	4	10	(39)
Income tax provision	$849	$873	$556

Noncurrent deferred tax assets and noncurrent deferred tax liabilities are included in other assets and other long-term liabilities, respectively, in the accompanying Consolidated Balance Sheets. Deferred income tax assets and liabilities as of December 31 were as follows ($ in millions):

	2020	2019
Deferred tax assets:
Allowance for doubtful accounts	$24	$19
Inventories	99	73
Pension and postretirement benefits	259	231
Environmental and regulatory compliance	27	22
Other accruals and prepayments	341	195
Stock-based compensation expense	68	69
Operating lease liabilities	215	194
Tax credit and loss carryforwards	569	703
Valuation allowances	(264)	(261)
Total deferred tax asset	1,338	1,245
Deferred tax liabilities:
Property, plant and equipment	(50)	(113)
Insurance, including self-insurance	(713)	(272)
Basis difference in LYONs	(11)	(14)
Operating lease ROU assets	(204)	(186)
Goodwill and other intangibles	(3,814)	(2,312)
Total deferred tax liability	(4,792)	(2,897)
Net deferred tax liability	$(3,454)	$(1,652)
The Company evaluates the future realizability of tax credits and loss carryforwards considering the anticipated future earnings of the Company’s subsidiaries as well as tax planning strategies in the associated jurisdictions. Deferred taxes associated with U.S. entities consist of net deferred tax liabilities of approximately $1.9 billion and $1.6 billion as of December 31, 2020 and 2019, respectively. Deferred taxes associated with non-U.S. entities consist of net deferred tax liabilities of $1.6 billion and $90 million as of December 31, 2020 and 2019, respectively. The significant increase to net deferred tax liabilities in 2020 is primarily due to the Cytiva Acquisition. During 2020, the Company’s valuation allowance increased by $3 million primarily due to certain tax benefits recognized in 2020 that are not expected to be realized, partially offset by release of a valuation allowance in a certain foreign jurisdiction. As of December 31, 2020, the total amount of the basis difference in investments indefinitely reinvested outside the United States for which deferred taxes have not been provided is approximately $10.3 billion. The income taxes applicable to repatriating such earnings are not readily determinable. As of December 31, 2020, the Company had no plans which would subject these basis differences to income taxes in the United States or elsewhere.
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

The effective income tax rate from continuing operations for the years ended December 31 varies from the U.S. statutory federal income tax rate as follows:

	Percentage of Pretax Earnings
	2020	2019	2018
Statutory federal income tax rate	21.0%	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
State income taxes (net of federal income tax benefit)	1.1%	0.8%	0.9%
Foreign rate differential	(1.6)%	(1.4)%	(0.9)%
Resolution and expiration of statutes of limitation of uncertain tax positions	(0.7)%	(2.1)%	(1.7)%
Research credits, uncertain tax positions and other	0.7%	9.3%	0.3%
Excess tax benefits from stock-based compensation	(1.6)%	(1.2)%	(1.0)%
TCJA - revaluation of U.S. deferred income taxes	—%	—%	(1.6)%
TCJA - Transition Tax	—%	—%	1.8%
Effective income tax rate	18.9%	26.4%	18.8%
The Company’s effective tax rate for 2020, 2019 and 2018 differs from the U.S. federal statutory rate of 21.0%, due to the Company’s earnings outside the United States that are indefinitely reinvested and taxed at rates different than the U.S. federal statutory rate as well as the impact of the following:
•The effective tax rate of 18.9% in 2020 includes net tax benefits primarily related to the release of reserves for uncertain tax positions from audit settlements and expiration of statutes of limitation and excess tax benefits from stock-based compensation, partially offset by a higher tax rate associated with the gain on the divestiture of certain product lines in the Life Sciences segment and changes in estimates associated with prior period uncertain tax positions. These items decreased the reported rate on a net basis by 0.7%.
•The effective tax rate of 26.4% in 2019 includes 650 basis points of net tax charges related primarily to changes in estimates associated with prior period uncertain tax positions, audit settlements, and Envista Disposition costs, net of the release of reserves for uncertain tax positions due to the expiration of statutes of limitation, release of valuation allowances associated with certain foreign tax credits, tax benefits resulting from changes in tax law and excess tax benefits from stock-based compensation.
•The effective tax rate of 18.8% in 2018 includes 120 basis points of tax benefits primarily related to the release of reserves upon the expiration of statutes of limitation, audit settlements and release of a valuation allowance in a certain foreign tax jurisdiction. These tax benefits were partially offset by additional provisions related to completing the accounting for the enactment of the TCJA and tax costs directly related to reorganization activities associated with the Envista Disposition.
The Company made income tax payments related to both continuing and discontinued operations of approximately $1.1 billion, $847 million and $673 million in 2020, 2019 and 2018, respectively. Current income taxes payable related to both continuing and discontinued operations has been reduced by $110 million, $79 million and $57 million in 2020, 2019 and 2018, respectively, for tax deductions attributable to stock-based compensation, of which, the excess tax benefit over the amount recorded for financial reporting purposes for both continuing and discontinued operations was $85 million, $55 million and $38 million, respectively. The excess tax benefits have been recorded as reductions to the current income tax provision and are reflected as operating cash inflows in the accompanying Consolidated Statements of Cash Flows. Taxes receivable for income and other taxes are classified as prepaid expenses and other current assets in the Consolidated Balance Sheets. As of December 31, 2020 and 2019 these balances were $700 million and $196 million, respectively.
Included in deferred income taxes as of December 31, 2020 are tax benefits for U.S. and non-U.S. net operating loss carryforwards totaling $452 million ($174 million of which the Company does not expect to realize and have corresponding valuation allowances). Certain of the losses can be carried forward indefinitely and others can be carried forward to various dates from 2021 through 2040. In addition, the Company had general business and foreign tax credit carryforwards of $117 million ($66 million of which the Company does not expect to realize and have corresponding valuation allowances) as of December 31, 2020, which can be carried forward to various dates from 2021 to 2030. In addition, as of December 31, 2020, the Company had $24 million of valuation allowances related to other deferred tax asset balances that are not more likely than not of being realized.

As of December 31, 2020, gross unrecognized tax benefits totaled approximately $1.2 billion (approximately $1.4 billion, net of the impact of $148 million of indirect tax benefits offset by $354 million associated with potential interest and penalties). As of December 31, 2019, gross unrecognized tax benefits totaled approximately $1.2 billion (approximately $1.4 billion, net of the impact of $131 million of indirect tax benefits offset by $320 million associated with potential interest and penalties). The Company recognized approximately $41 million, $227 million and $41 million in potential interest and penalties related to both continuing and discontinued operations associated with uncertain tax positions during 2020, 2019 and 2018, respectively. To the extent unrecognized tax benefits (including interest and penalties) are recognized with respect to uncertain tax positions, approximately $1.4 billion and $1.3 billion as of December 31, 2020 and 2019, respectively, would reduce the tax expense and effective tax rate in future periods. The Company recognized interest and penalties related to unrecognized tax benefits within income taxes in the accompanying Consolidated Statements of Earnings. Unrecognized tax benefits and associated accrued interest and penalties are included in taxes, income and other accrued expenses as detailed in Note 10.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding amounts accrued for potential interest and penalties related to both continuing and discontinued operations, is as follows ($ in millions):

	2020	2019	2018
Unrecognized tax benefits, beginning of year	$1,181	$986	$737
Additions based on tax positions related to the current year	47	71	43
Additions for tax positions of prior years	24	197	325
Reductions for tax positions of prior years	(20)	(16)	(22)
Acquisitions, divestitures and other	(30)	7	9
Lapse of statute of limitations	(13)	(51)	(53)
Settlements	(38)	(12)	(42)
Effect of foreign currency translation	24	(1)	(11)
Unrecognized tax benefits, end of year	$1,175	$1,181	$986
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
The Company and its subsidiaries are routinely examined by various domestic and international taxing authorities. The IRS has completed substantially all of the examinations of the Company’s federal income tax returns through 2015 and is currently examining certain of the Company’s federal income tax returns for 2016 through 2018. In addition, the Company has subsidiaries in Austria, Belgium, Canada, China, Denmark, France, Germany, India, Japan, Korea, Switzerland, the United Kingdom and various other countries, states and provinces that are currently under audit for years ranging from 2004 through 2018.
In the fourth quarter of 2018 and the first quarter of 2019, the IRS proposed significant adjustments to the Company’s taxable income for the years 2012 through 2015 with respect to the deferral of tax on certain premium income related to the Company’s self-insurance programs. For income tax purposes, the recognition of premium income has been deferred in accordance with U.S. tax laws related to insurance. The IRS challenged the deferral of premiums for certain types of the Company’s self-insurance policies. These proposed adjustments would have increased the Company’s taxable income over the 2012 through 2015 period by approximately $2.7 billion. In the third quarter of 2020, the Company settled the 2012 through 2015 audit period with the IRS, including the resolution of these proposed adjustments. The settlement was not material to the Company’s financial statements, including its cash flows and effective tax rate. As the settlement with the IRS was specific to the audit period, the settlement does not preclude the IRS from proposing similar adjustments to the Company’s self-insurance programs in current or future audits. In connection with its examination of the Company’s federal income tax returns for 2016, 2017 and 2018, the IRS has requested additional information on the Company’s self-insurance programs. Due to the enactment of the TCJA in 2017 and the resulting reduction in the U.S. corporate tax rate for years after 2017, the Company revalued its deferred tax liabilities related to the temporary differences associated with this deferred premium income from 35.0% to 21.0%. If the IRS proposes adjustments related to the Company’s self-insurance premiums with respect to years subsequent to 2015 and prior to adoption of the TCJA and the Company is unsuccessful in defending its position, any taxes owed to the IRS may be computed under the previous 35.0% statutory tax rate and the Company may be required to revalue the related deferred tax liabilities from 21.0% to 35.0%, which in addition to any interest due on the amounts assessed, would require a charge to future earnings. Management believes the positions the Company has taken in its U.S. tax returns are in accordance with the relevant tax laws.

Tax authorities in Denmark have raised significant issues related to interest accrued by certain of the Company’s subsidiaries. On December 10, 2013, the Company received assessments from the Danish tax authority (“SKAT”) of approximately DKK 1.9 billion including interest through December 31, 2020 (approximately $309 million based on exchange rates as of December 31, 2020) imposing withholding tax relating to interest accrued in Denmark on borrowings from certain of the Company’s subsidiaries for the years 2004 through 2009. The Company appealed these assessments to the Danish National Tax Tribunal in 2014. The appeal is pending, awaiting the final outcome of other, preceding withholding tax cases that were appealed to the Danish courts and subsequently to the Court of Justice of the European Union (“CJEU”). In February 2019, the CJEU decided several of these cases and ruled that the exemption of interest payments from withholding taxes provided in the applicable European Union (“EU”) directive should be denied where taxpayers use the directive for abusive or fraudulent purposes, and that it is up to the national courts to make this determination. This decision of the CJEU now awaits application by the Danish High Court in the other, preceding withholding tax cases. SKAT has maintained a similar position related to withholding tax on interest accrued in Denmark on borrowings from certain of the Company’s subsidiaries with respect to tax years 2010 through 2015. In 2019, the Company received aggregate assessments for these matters of approximately DKK 1.8 billion including interest through December 31, 2020 (approximately $302 million based on the exchange rate as of December 31, 2020). The Company is appealing these assessments as well.
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
On June 24, 2020, SKAT issued a press release to announce that it has misapplied Denmark’s interest rules in some assessments concerning withholding tax and overcharged interest. Subsequent to year end, the Company received a notice from SKAT dated January 15, 2021 that includes a significant reduction in the interest amounts due related to the assessments discussed above. The Company is reviewing the notice and the revised interest calculations received from SKAT.
Management estimates that it is reasonably possible that the amount of unrecognized tax benefits related to continuing operations may be reduced by approximately $199 million within 12 months as a result of resolution of worldwide tax matters, payments of tax audit settlements and/or statute of limitations expirations. Future resolution of uncertain tax positions related to discontinued operations may result in additional charges or credits to earnings from discontinued operations in the Consolidated Statements of Earnings (refer to Note 4).
The Company operates in various non-U.S. jurisdictions where income tax incentives and rulings have been granted for specific periods of time. In Switzerland, the Company has various tax rulings and tax holiday arrangements which reduce the overall effective tax rate of the Company. The tax holidays expire between 2021 and 2027. In Singapore, the Company operates under various tax incentive agreements that provide for reduced tax rates. Subject to the Company satisfying certain requirements, the agreements expire in 2022.  As of December 31, 2020, the Company had satisfied the conditions enumerated in these agreements. Included in the accompanying Consolidated Financial Statements are tax benefits of $43 million, $71 million and $69 million (or $0.06, $0.10 and $0.10 per diluted common share) for 2020, 2019 and 2018, respectively, from these rulings and tax holidays.

NOTE 16. NONOPERATING INCOME (EXPENSE)
The Company disaggregates the service cost component of net periodic benefit costs of noncontributory defined benefit pension plans and other postretirement employee benefit plans and presents the other components of net periodic benefit cost in other income (expense), net. These other components include the assumed rate of return on plan assets, partially offset by amortization of actuarial losses and interest and aggregated to a gain of $16 million, $12 million and $35 million as of December 31, 2020, 2019 and 2018, respectively. The Company’s net periodic pension cost for the year ended December 31, 2019 includes a settlement loss of $7 million ($6 million after tax or $0.01 per diluted common share) as a result of the transfer of a portion of its non-U.S. pension liabilities related to one defined benefit plan to a third party.
The Company estimates the fair value of investments in equity securities using the Fair Value Alternative and records adjustments to fair value within net earnings. Additionally, the Company is a limited partner in a partnership that invests in early stage companies. While the partnership records these investments at fair value, the Company’s investment in the partnership is accounted for under the equity method of accounting. During the year ended December 31, 2020, the Company recorded net realized and unrealized gains of $18 million related to changes in the fair value of these investments. In addition, the Company recorded other income of $5 million related to certain other transactions during 2020. These items are reflected in other income (expense), net in the Company’s Consolidated Statement of Earnings. No significant realized or unrealized gains or losses were recorded in either 2019 or 2018 with respect to these investments.
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
In the fourth quarter of 2020, the Company redeemed the €800 million aggregate principal amount of 1.7% senior unsecured notes due 2022 at a redemption price equal to the outstanding principal amount and a make-whole premium as specified in the applicable indenture, plus accrued and unpaid interest. The Company recorded a loss on early extinguishment of these borrowings, including deferred costs, related to the payment of the make-whole premiums in connection with the redemption of $26 million ($20 million after-tax or $0.03 per diluted common share) which is reflected as a loss on early extinguishment of borrowings in the Consolidated Statement of Earnings.
In the fourth quarter of 2019, Danaher used a portion of the consideration received from Envista to redeem $882 million in aggregate principal amount of outstanding indebtedness (consisting of the Company’s 2.4% senior unsecured notes due 2020 and 5.0% senior unsecured notes due 2020). The Company incurred make-whole premiums in connection with the redemption of $7 million ($5 million after-tax or $0.01 per diluted common share) which is reflected as a loss on early extinguishment of borrowings in the Consolidated Statement of Earnings.

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
The following is a rollforward of the Company’s accrued warranty liability ($ in millions):

	2020	2019
Balance, January 1	$73	$68
Accruals for warranties issued during the year	45	48
Settlements made	(36)	(43)
Adjustments due to acquisitions/divestitures	2	—
Effect of foreign currency translation	2	—
Balance, December 31	$86	$73
Purchase Obligations
The Company has entered into agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancellable at any time without penalty. As of December 31, 2020, the aggregate amount of the Company’s purchase obligations totaled approximately $1.1 billion and the majority of these obligations are expected to be settled during 2021.

NOTE 18. LITIGATION AND CONTINGENCIES
The Company is subject to or otherwise responsible for a variety of litigation and other legal and regulatory proceedings in the course of its business (or related to the business operations of previously owned entities), including claims or counterclaims for damages arising out of the use of products or services and claims relating to intellectual property matters, employment matters, tax matters, commercial disputes, breach of contract claims, competition and sales and trading practices, environmental matters, personal injury, insurance coverage, securities matters, fiduciary duties and acquisition or divestiture-related matters, as well as regulatory subpoenas, requests for information, investigations and enforcement. The Company also from time to time becomes subject to lawsuits as a result of acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, businesses divested by the Company or its predecessors. The types of claims made in lawsuits include claims for compensatory damages, punitive and consequential damages (and in some cases, treble damages) and/or injunctive relief.
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
The Company records a liability in the Consolidated Financial Statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss does not meet the known or probable level but is reasonably possible it is disclosed and if the loss or range of loss can be reasonably estimated, the estimated loss or range of loss is disclosed. The Company’s reserves consist of specific reserves for individual claims and additional amounts for anticipated developments of these claims as well as for incurred but not yet reported claims. The specific reserves for individual known claims are quantified with the assistance of legal counsel and outside risk professionals where appropriate. In addition, outside risk professionals assist in the determination of reserves for incurred but not yet reported claims through evaluation of the Company’s specific loss history, actual claims reported and industry trends together with statistical and other factors. Reserve estimates may be adjusted as additional information regarding a claim becomes known. Because most contingencies are resolved over long periods of time, new developments (including litigation developments, the discovery of new facts, changes in legislation and outcomes of similar cases), changes in assumptions or changes in the Company’s strategy in any given period can require the Company to adjust the loss contingency estimates that have been recorded in the financial statements, record estimates for liabilities or assets previously not susceptible of reasonable estimates or pay cash settlements or judgments. While the Company actively pursues financial recoveries from insurance providers and indemnifying parties, it does not recognize any recoveries until realized or until such time as a sustained pattern of collections is established related to historical matters of a similar nature and magnitude. If the Company’s self-insurance and litigation reserves prove inadequate, it would be required to incur an expense equal to the amount of the loss incurred in excess of the reserves, which would adversely affect the Company’s Consolidated Financial Statements.
In addition, the Company’s operations, products and services are subject to numerous U.S. federal, state, local and non-U.S. environmental, health and safety laws and regulations concerning, among other things, the health and safety of our employees, the generation, storage, use and transportation of hazardous materials, emissions or discharges of substances into the environment, investigation and remediation of hazardous substances or materials at various sites, chemical constituents in products and end-of-life disposal and take-back programs for products sold. A number of the Company’s operations involve the handling, manufacturing, use or sale of substances that are or could be classified as hazardous materials within the meaning of applicable laws. Compliance with these laws and regulations has not had and, based on current information and the applicable laws and regulations currently in effect, is not expected to have a material effect on the Company’s capital expenditures, earnings or competitive position, and the Company does not anticipate material capital expenditures for environmental control facilities.
In addition to environmental compliance costs, the Company from time to time incurs costs related to remedial efforts or alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices. For example, generators of hazardous substances found in disposal sites at which environmental problems are alleged to exist, as well as the current and former owners of those sites and certain other classes of persons, are subject to claims brought by state and federal regulatory agencies pursuant to statutory authority. The Company has received notification from the U.S. Environmental Protection Agency, and from state and non-U.S. environmental agencies, that conditions at certain sites where the Company and others previously disposed of hazardous wastes and/or are or were property owners require clean-up and other possible remedial action, including sites where the Company has been identified as a potentially responsible party under U.S. federal and state environmental laws. The Company has projects underway at a number of current and former facilities, in both the United States and abroad, to investigate and remediate environmental contamination resulting from past operations. Remediation activities generally relate to soil and/or groundwater contamination and may include pre-remedial activities such as fact-finding and investigation, risk assessment, feasibility study and/or design, as well as remediation actions such as contaminant removal, monitoring and/or installation, operation and maintenance of longer-term remediation systems. The Company is also from time to time party to personal injury, property damage or other claims brought by private parties alleging injury or damage due to the presence of, or exposure to, hazardous substances. The Company can also become subject to additional remedial, compliance or personal injury costs due to future events such as changes in existing laws or regulations, changes in agency direction or enforcement policies, developments in remediation technologies, changes in the conduct of the Company’s operations and changes in accounting rules.
The Company has recorded a provision for environmental investigation and remediation and environmental-related claims with respect to sites owned or formerly owned by the Company and its subsidiaries and third-party sites where the Company has been determined to be a potentially responsible party. The Company generally makes an assessment of the costs involved for its remediation efforts based on environmental studies, as well as its prior experience with similar sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties of the Company’s involvement in certain sites, uncertainties regarding the extent of the required cleanup, the availability of alternative cleanup methods, variations in the interpretation of applicable laws and regulations, the possibility of insurance recoveries with respect to certain sites and the fact that imposition of joint and several liability with right of contribution is possible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other environmental laws and regulations. If the Company determines that potential liability for a particular site or with respect to a personal injury claim is known or considered probable and reasonably estimable, the Company accrues the total estimated loss, including investigation and remediation costs, associated with the site or claim. As of December 31, 2020, the Company had a reserve of $194 million for environmental matters which are known or considered probable and reasonably estimable (of which $124 million are noncurrent), which reflects the Company’s best estimate of the costs to be incurred with respect to such matters.
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
As of December 31, 2020, the Company had approximately $724 million of guarantees consisting primarily of outstanding standby letters of credit, bank guarantees and performance and bid bonds. These guarantees have been provided in connection with certain arrangements with vendors, customers, insurance providers, financing counterparties and governmental entities to secure the Company’s obligations and/or performance requirements related to specific transactions. The Company believes that if the obligations under these instruments were triggered, it would not have a material effect on its Consolidated Financial Statements.

NOTE 19. STOCK TRANSACTIONS AND STOCK-BASED COMPENSATION
On July 16, 2013, the Company’s Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Repurchase Program, and the timing and amount of any shares repurchased under the program will be determined by the Company’s management based on its evaluation of market conditions and other factors. The Repurchase Program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plan) and for other corporate purposes. As of December 31, 2020, 20 million shares remained available for repurchase pursuant to the Repurchase Program. The Company expects to fund any future stock repurchases using the Company’s available cash balances or proceeds from the issuance of debt.
Except in connection with the Envista Split-Off in 2019, neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during 2020, 2019 or 2018. Refer to Note 4 for discussion of the 22.9 million shares of Danaher common stock tendered to and repurchased by the Company in connection with the Envista Split-Off.

The following table summarizes the Company’s share activity for the years ended December 31 (shares in millions):

	2020	2019	2018
Preferred stock - shares issued:
Balance, beginning of period	1.7	—	—
Issuance of MCPS	1.7	1.7	—
Balance, end of period	3.4	1.7	—

Common stock - shares issued:
Balance, beginning of period	835.5	817.9	812.5
Common stock-based award activity	4.5	4.6	4.6
Common stock issued in connection with acquisitions	—	—	0.2
Common stock issued in connection with LYONs’ conversions	0.4	0.9	0.6
Issuance of common stock	10.9	12.1	—
Balance, end of period	851.3	835.5	817.9
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
Unless converted earlier in accordance with the terms of the applicable certificate of designations, each share of MCPS Series A and MCPS Series B (together, the “MCPS Shares”) will mandatorily convert on their respective Mandatory Conversion Date, set forth below, into a number of shares of the Company’s common stock between the applicable Minimum Conversion Rate and the applicable Maximum Conversion Rate, set forth below, subject to further anti-dilution adjustments. The number of shares of the Company’s common stock issuable upon conversion will be determined based on the average volume-weighted average price per share of the Company’s common stock over the 20 consecutive trading day period beginning on, and including, the 21st scheduled trading day immediately before the applicable Mandatory Conversion Date. Subject to certain exceptions, at any time prior to the Mandatory Conversion Date, holders may elect to convert the MCPS Shares into common stock based on the applicable Minimum Conversion Rate, subject to further anti-dilution adjustments. In the event of a fundamental change, the MCPS Shares will convert at the fundamental change rates specified in the applicable certificate of designations, and the holders of MCPS Shares would be entitled to a fundamental change make-whole dividend. In 2020, holders converted 20 shares of MCPS Series A into 132 shares of Danaher common stock.
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

The following summarizes the key terms of the MCPS Shares as of December 31, 2020:

	Annual Cumulative Dividend Rate	Liquidation Preference per Share	Minimum Conversion Rate	Maximum Conversion Rate	Mandatory Conversion Date
Series A	4.75%	$1,000	6.6563 shares	8.1538 shares	April 15, 2022
Series B	5.00%	$1,000	5.0081 shares	6.1349 shares	April 15, 2023
Stock options, RSUs and PSUs have been issued to directors, officers and other employees under the Company’s 2007 Omnibus Incentive Plan. In addition, in connection with the 2015 acquisition of Pall Corporation and the 2016 acquisition of Cepheid, the Company assumed certain outstanding stock options and RSUs, as applicable, that had been awarded under the stock compensation plans of the respective acquiree (the “Assumed Plans”). The Assumed Plans operate in a similar manner to the Company’s 2007 Omnibus Incentive Plan, and no further equity awards will be issued under the Assumed Plans. The 2007 Omnibus Incentive Plan provides for the grant of stock options, stock appreciation rights, RSUs, restricted stock, PSUs or any other stock-based award and cash-based awards. A total of approximately 127 million shares of Danaher common stock have been authorized for issuance under the 2007 Omnibus Incentive Plan. As of December 31, 2020, approximately 54 million shares of the Company’s common stock remain available for issuance under the 2007 Omnibus Incentive Plan.
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
RSUs issued under the 2007 Omnibus Incentive Plan provide for the issuance of a share of the Company’s common stock at no cost to the holder. The RSUs that have been granted to employees under the 2007 Omnibus Incentive Plan generally provide for time-based vesting over a five-year period, although executive officers and certain other employees have been awarded RSUs with different time-based vesting criteria, and RSUs previously granted to members of the Company’s senior management have also been subject to performance-based vesting criteria. The RSUs that have been granted to directors under the 2007 Omnibus Incentive Plan vest on the earlier of the first anniversary of the grant date or the date of, and immediately prior to, the next annual meeting of the Company’s shareholders following the grant date, but the underlying shares are not issued until the earlier of the director’s death or the first day of the seventh month following the director’s retirement from the Board. Prior to vesting, RSUs granted under the 2007 Omnibus Incentive Plan do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued and outstanding. With respect to RSUs granted under the Assumed Plan, in connection with the Company’s assumption of these RSUs the number of shares underlying each RSU were adjusted to reflect the substitution of the Company’s stock for the stock of the applicable acquired company, and certain of these RSUs have dividend equivalent rights.
PSUs issued under the 2007 Omnibus Incentive Plan provide for the issuance of a share of the Company’s common stock at no cost to the holder, vest based on specified performance criteria, are subject to an additional holding period and are entitled to dividend equivalent rights. The PSU dividend equivalent rights are subject to the same vesting and payment restrictions as the related shares, and the shares underlying the PSU’s are not considered issued and outstanding.
In connection with the Envista Disposition, Envista adopted a stock-based compensation plan, which provided for stock-based awards denominated in shares of Envista common stock. Envista employees who participated in the Danaher stock compensation program prior to the Separation continued to participate in such program solely with respect to outstanding compensation awards received prior to the Separation, until the Split-Off (at which time such awards were terminated and replaced with awards denominated in Envista common stock under the Envista stock compensation plan). Stock-based compensation expense for Envista is included in results from discontinued operations.
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
The following summarizes the assumptions used in the Black-Scholes model to value options granted during the years ended December 31:

	2020	2019	2018
Risk-free interest rate	0.3 – 1.3%	1.7 – 2.6%	2.6 – 3.1%
Weighted average volatility	24.3%	20.4%	21.4%
Dividend yield	0.4%	0.5%	0.6%
Expected years until exercise	5.0 – 8.0	5.0 – 8.0	5.0 – 8.0
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
The following summarizes the components of the Company’s continuing operations stock-based compensation expense for the years ended December 31 ($ in millions):

	2020	2019	2018
RSUs/PSUs:
Pretax compensation expense	$114	$97	$86
Income tax benefit	(24)	(20)	(17)
RSU/PSU expense, net of income taxes	90	77	69
Stock options:
Pretax compensation expense	73	62	52
Income tax benefit	(15)	(13)	(11)
Stock option expense, net of income taxes	58	49	41
Total stock-based compensation:
Pretax compensation expense	187	159	138
Income tax benefit	(39)	(33)	(28)
Total stock-based compensation expense, net of income taxes	$148	$126	$110
Stock-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Earnings. As of December 31, 2020, $168 million of total unrecognized compensation cost related to RSUs/PSUs is expected to be recognized over a weighted average period of approximately two years. As of December 31, 2020, $167 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately three years. Future compensation amounts will be adjusted for any changes in estimated forfeitures.

The following summarizes option activity under the Company’s stock plans (in millions, except weighted exercise price and number of years):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2018	18.8	$59.84
Granted	4.1	99.51
Exercised	(3.4)	41.88
Cancelled/forfeited	(0.9)	80.14
Outstanding as of December 31, 2018	18.6	70.86
Granted	4.3	117.32
Exercised	(3.5)	53.02
Cancelled/forfeited	(0.9)	98.98
Adjustment due to Envista Split-Off (a)	(1.5)	91.65
Outstanding as of December 31, 2019	17.0	82.95
Granted	2.9	160.71
Exercised	(3.5)	62.54
Cancelled/forfeited	(0.5)	113.94
Outstanding as of December 31, 2020	15.9	100.65	7	$1,931
Vested and expected to vest as of December 31, 2020 (b)	15.4	$99.61	7	$1,887
Vested as of December 31, 2020	6.3	$74.00	5	$940
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
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2020 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2020. The amount of aggregate intrinsic value will change based on the price of the Company’s common stock.
Options outstanding as of December 31, 2020 are summarized below (in millions, except price per share and number of years):

	Outstanding			Exercisable
Exercise Price	Shares	Average Exercise Price	Average Remaining Life (in years)	Shares	Average Exercise Price
$36.87 to $52.96	1.0	$43.97	2	1.0	$43.96
$52.97 to $66.70	2.7	63.94	4	2.1	63.41
$66.71 to $99.32	3.7	82.40	6	2.0	78.94
$99.33 to $131.04	5.2	106.64	8	1.1	104.20
$131.05 to $234.68	3.3	156.93	9	0.1	139.44
The aggregate intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018 was $415 million, $266 million and $202 million, respectively. Exercise of options during the years ended December 31, 2020, 2019 and 2018 resulted in cash receipts of $211 million, $179 million and $133 million, respectively. Upon exercise of the award by the employee, the Company derives a tax deduction measured by the excess of the market value over the grant price at the date of exercise. The Company realized a tax benefit of $82 million, $51 million and $40 million in 2020, 2019 and 2018, respectively, related to the exercise of employee stock options.

The following summarizes information on unvested RSU and PSU activity (in millions, except weighted average grant-date fair value):

	Number of RSUs/PSUs	Weighted Average Grant-Date Fair Value
Unvested as of January 1, 2018	3.9	$71.27
Granted	1.5	99.15
Vested	(1.2)	68.37
Forfeited	(0.3)	78.41
Unvested as of December 31, 2018	3.9	82.21
Granted	1.4	115.38
Vested	(1.1)	75.51
Forfeited	(0.3)	92.82
Adjustment due to Envista Split-Off (a)	(0.4)	98.18
Unvested as of December 31, 2019	3.5	94.85
Granted	1.1	159.93
Vested	(1.0)	91.08
Forfeited	(0.2)	111.59
Unvested as of December 31, 2020	3.4	116.03
(a)    The “Adjustment due to Envista Split-Off” reflects the cancellation of RSUs and PSUs which were outstanding as of December 18, 2019 and held by Envista employees which have been terminated and replaced by Envista equity awards as part of the Envista Split-Off.
The Company realized a tax benefit of $18 million, $25 million and $17 million in the years ended December 31, 2020, 2019 and 2018, respectively, related to the vesting of RSUs.
The excess tax benefit of $85 million, $55 million and $38 million related to the exercise of employee stock options and vesting of RSUs for the years ended December 31, 2020, 2019 and 2018, respectively, has been recorded as a reduction to the current income tax provision and is reflected as an operating cash inflow in the accompanying Consolidated Statements of Cash Flows.
In connection with the exercise of certain stock options and the vesting of RSUs previously issued by the Company, a number of shares sufficient to fund statutory minimum tax withholding requirements has been withheld from the total shares issued or released to the award holder (though under the terms of the applicable plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the year ended December 31, 2020, 352 thousand shares with an aggregate value of $58 million were withheld to satisfy the requirement. During the year ended December 31, 2019, 402 thousand shares with an aggregate value of $49 million were withheld to satisfy the requirement. The withholding is treated as a reduction in additional paid-in capital in the accompanying Consolidated Statements of Stockholders’ Equity and a reduction in proceeds from the issuance of common stock in connection with stock-based compensation in the Consolidated Statements of Cash Flows.

NOTE 20. NET EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS
Basic net earnings per share (“EPS”) from continuing operations is calculated by taking net earnings from continuing operations less the MCPS dividends divided by the weighted average number of common shares outstanding for the applicable period. Diluted net EPS from continuing operations is computed by taking net earnings from continuing operations plus the interest on the Company’s LYONs less the MCPS dividends divided by the weighted average number of common shares outstanding increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased with the proceeds from the issuance of the potentially dilutive shares. For the years ended December 31, 2020 and 2018, 1 million options to purchase shares were not included in the diluted earnings per share calculation as the impact of their inclusion would have been anti-dilutive. For the year ended December 31, 2019, no options to purchase shares were excluded from the diluted earnings per share calculation. Basic and diluted EPS are computed independently for each quarter and annual period, which involves the use of different weighted-average share count figures relating to quarterly and annual periods. As a result, and after factoring the effect of rounding to the nearest cent per share, the sum of prior quarter-to-date EPS figures may not equal annual EPS.

The impact of the MCPS calculated under the if-converted method was anti-dilutive, and as such 17 million and 10 million shares underlying the MCPS (assuming a conversion ratio based on the December 31, 2020 and 2019 share prices, respectively) were excluded from the diluted EPS calculation for the years ended December 31, 2020 and 2019, respectively.
Information related to the calculation of net earnings from continuing operations per share of common stock for the years ended December 31 is summarized as follows ($ and shares in millions, except per share amounts):

	2020	2019	2018
Numerator:
Net earnings from continuing operations	$3,646	$2,432	$2,406
MCPS dividends	(136)	(68)	—
Net earnings from continuing operations attributable to common stockholders for Basic EPS	3,510	2,364	2,406
Adjustment for interest on convertible debentures	1	2	2
Net earnings from continuing operations attributable to common stockholders after assumed conversions for Diluted EPS	$3,511	$2,366	$2,408

Denominator:
Weighted average common shares outstanding used in Basic EPS	706.2	715.0	700.6
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	11.4	8.9	7.2
Assumed conversion of the convertible debentures	1.1	1.6	2.4
Weighted average common shares outstanding used in Diluted EPS	718.7	725.5	710.2

Basic EPS from continuing operations	$4.97	$3.31	$3.43
Diluted EPS from continuing operations	$4.89	$3.26	$3.39

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
Detailed segment data for the years ended December 31 is as follows ($ in millions):

	2020	2019	2018
Sales:
Life Sciences	$10,576	$6,951	$6,471
Diagnostics	7,403	6,561	6,258
Environmental & Applied Solutions	4,305	4,399	4,320
Total	$22,284	$17,911	$17,049

Operating profit:
Life Sciences	$2,054	$1,401	$1,229
Diagnostics	1,538	1,134	1,074
Environmental & Applied Solutions	979	1,052	988
Other	(340)	(318)	(236)
Total	$4,231	$3,269	$3,055

Identifiable assets:
Life Sciences	$48,919	$22,381	$22,122
Diagnostics	15,042	14,442	14,031
Environmental & Applied Solutions	5,083	4,882	4,637
Other	7,117	20,377	1,201
Discontinued operations	—	—	5,842
Total	$76,161	$62,082	$47,833

Depreciation and amortization:
Life Sciences	$1,053	$487	$471
Diagnostics	602	582	589
Environmental & Applied Solutions	110	111	109
Other	10	9	9
Total	$1,775	$1,189	$1,178

Capital expenditures, gross:
Life Sciences	$306	$143	$140
Diagnostics	447	435	380
Environmental & Applied Solutions	36	54	57
Other	2	4	7
Total	$791	$636	$584

Operations in Geographical Areas:

	Year Ended December 31
($ in millions)	2020	2019	2018
Sales:
United States	$8,616	$6,660	$6,134
China	2,688	2,308	2,170
Germany	1,238	1,013	1,082
All other (each country individually less than 5% of total sales)	9,742	7,930	7,663
Total	$22,284	$17,911	$17,049

Property, plant and equipment, net:
United States	$1,317	$1,077	$1,081
Sweden	553	32	32
United Kingdom	214	163	157
Germany	207	163	169
All other (each country individually less than 5% of total property, plant and equipment, net)	971	867	811
Total	$3,262	$2,302	$2,250
Sales by Major Product Group:

	Year Ended December 31
($ in millions)	2020	2019	2018
Analytical and physical instrumentation	$2,443	$2,464	$2,437
Research and medical products	17,979	13,512	12,686
Product identification	1,862	1,935	1,926
Total	$22,284	$17,911	$17,049

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
Management’s annual report on its internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm’s audit report on the effectiveness of Danaher’s internal control over financial reporting are included in the Company’s financial statements for the year ended December 31, 2020 included in Item 8 of this Annual Report on Form 10-K, under the headings “Report of Management on Danaher Corporation’s Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” respectively, and are incorporated herein by reference.
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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than the information below, the information required by this Item is incorporated by reference from the sections entitled Proposal 1–Election of Directors of Danaher, Corporate Governance and Other Information in the Proxy Statement for the Company’s 2021 annual meeting of shareholders and from the information under the caption “Information About Our Executive Officers” in Part I hereof. No nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than the Company pursuant to which such person is or was to be selected as a director or nominee.
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

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from the sections entitled Director Compensation, Compensation Discussion and Analysis, Compensation Committee Report, Compensation Tables and Information and Summary of Employment Agreements and Plans in the Proxy Statement for the Company’s 2021 annual meeting of shareholders (provided that the Compensation Committee Report shall not be deemed to be “filed”).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from the sections entitled Beneficial Ownership of Danaher Common Stock by Directors, Officers and Principal Shareholders, Summary of Employment Agreements and Plans and Compensation Tables and Information in the Proxy Statement for the Company’s 2021 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from the section entitled Director Independence and Related Person Transactions in the Proxy Statement for the Company’s 2021 annual meeting of shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from the section entitled Proposal 2–Ratification of Independent Registered Public Accounting Firm in the Proxy Statement for the Company’s 2021 annual meeting of shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a)    The following documents are filed as part of this report.
(1)Financial Statements. The financial statements are set forth under “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
(2)Schedules. An index of Exhibits and Schedules is on page 121 of this report. Schedules other than those listed below have been omitted from this Annual Report on Form 10-K because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.
(3)Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

DANAHER CORPORATION
INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULE

Page Number in Form 10-K
Schedule:
Valuation and Qualifying Accounts	128
EXHIBIT INDEX

Exhibit Number	Description

2.1	Equity and Asset Purchase Agreement dated as of February 25, 2019, by and between General Electric Company and Danaher Corporation+	Incorporated by reference from Exhibit 2.1 to Danaher Corporation’s Current Report on Form 8-K filed February 25, 2019

2.2	First Amended and Restated Equity and Asset Purchase Agreement dated as of March 31, 2020, by and between General Electric Company and Danaher Corporation+	Incorporated by reference from Exhibit 2.1 to Danaher Corporation’s Current Report on Form 8-K filed on April 1, 2020

3.1	Restated Certificate of Incorporation of Danaher Corporation	Incorporated by reference from Exhibit 3.1 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2012

3.2	Certificate of Designations of the 4.75% Mandatory Convertible Preferred Stock, Series A	Incorporated by reference from Exhibit 3.1 to Danaher Corporation’s Current Report on Form 8-K filed March 1, 2019

3.3	Certificate of Designations of the 5.00% Mandatory Convertible Preferred Stock, Series B	Incorporated by reference from Exhibit 3.1 to Danaher Corporation’s Current Report on Form 8-K filed May 12, 2020

3.4	Amended and Restated By-laws of Danaher Corporation	Incorporated by reference from Exhibit 3.2 to Danaher Corporation’s Current Report on Form 8-K filed December 6, 2016

4.1	Senior Indenture dated as of December 11, 2007 by and between Danaher Corporation and The Bank of New York Mellon Trust Company, N.A. as trustee (“Senior Indenture”)	Incorporated by reference from Exhibit 1.2 to Danaher Corporation’s Current Report on Form 8-K filed on December 11, 2007

4.2	First Supplemental Indenture to Senior Indenture, dated as of September 15, 2015, by and between Danaher Corporation and The Bank of New York Mellon Trust Company, N.A. as trustee	Incorporated by reference from Exhibit 4.1 to Danaher Corporation’s Current Report on Form 8-K filed September 15, 2015

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

4.8	Second Supplemental Indenture to Senior Indenture, dated as of July 1, 2019 between Danaher Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee	Incorporated by reference from Exhibit 4.2 to Danaher Corporation’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 filed July 10, 2019

4.9	Third Supplemental Indenture to Senior Indenture, dated as of March 30, 2020 between Danaher Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee	Incorporated by reference from Exhibit 4.3 to Danaher Corporation’s Current Report on Form 8-K filed on March 30, 2020

4.10	Fourth Supplemental Indenture to Senior Indenture, dated as of October 6, 2020 between Danaher Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee	Incorporated by reference from Exhibit 4.4 to Danaher Corporation’s Current Report on Form 8-K filed on October 6, 2020

4.11
Third Supplemental Indenture to Danaher International Indenture, dated as of July 1, 2019 among DH Europe Finance S.à r.l., as issuer, Danaher Corporation, as guarantor and The Bank of New York Mellon Trust Company, N.A., as trustee
Incorporated by reference from Exhibit 4.5 to Danaher Corporation’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 filed July 10, 2019

4.12
Base Indenture, dated as of September 18, 2019, among DH Europe Finance II S.à r.l., as issuer, Danaher Corporation, as guarantor and The Bank of New York Mellon Trust Company, N.A., as trustee (“Danaher International II Indenture”)
Incorporated by reference from Exhibit 4.1 to Danaher Corporation’s Current Report on Form 8-K filed September 18, 2019

4.13
First Supplemental Indenture to Danaher International II Indenture, dated as of September 18, 2019, among DH Europe Finance II S.à r.l., as issuer, Danaher Corporation, as guarantor and The Bank of New York Mellon Trust Company, N.A., as trustee
Incorporated by reference from Exhibit 4.2 to Danaher Corporation’s Current Report on Form 8-K filed September 18, 2019

4.14	Specimen Certificate of the 4.75% Mandatory Convertible Preferred Stock, Series A	Included in Exhibit 3.2 above

4.15	Specimen Certificate of the 5.00% Mandatory Convertible Preferred Stock, Series B	Included in Exhibit 3.3 above

4.16	Description of Securities Registered Under Section 12 of the Exchange Act

10.1	Danaher Corporation 2007 Omnibus Incentive Plan, as amended and restated*	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017

10.2	Danaher Corporation Non-Employee Directors’ Deferred Compensation Plan, as amended, a sub-plan under the 2007 Omnibus Incentive Plan*	Incorporated by reference from Exhibit 10.2 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008

10.3	Amended Form of Election to Defer under the Danaher Corporation Non-Employee Directors’ Deferred Compensation Plan*	Incorporated by reference from Exhibit 10.3 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008

10.4	Form of Danaher Corporation 2007 Omnibus Incentive Plan Stock Option Agreement for Non-Employee Directors*

10.5	Form of Danaher Corporation 2007 Omnibus Incentive Plan RSU Agreement for Non-Employee Directors*

10.6	Form of Danaher Corporation 2007 Omnibus Incentive Plan Stock Option Agreement*

10.7	Form of Danaher Corporation 2007 Omnibus Incentive Plan RSU Agreement*

10.8	Form of Danaher Corporation 2007 Omnibus Incentive Plan PSU Agreement*

10.9	Danaher Corporation & Subsidiaries Amended and Restated Executive Deferred Incentive Program*	Incorporated by reference from Exhibit 10.8 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018

10.10	Amendment to Danaher Corporation & Subsidiaries Amended and Restated Executive Deferred Incentive Program*	Incorporated by reference from Exhibit 10.14 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2019

10.11	Danaher Corporation Excess Contribution Program, a sub-plan under the 2007 Omnibus Incentive Plan, as amended and restated*	Incorporated by reference from Exhibit 10.9 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018

10.12	Amendment to Danaher Excess Contribution Program*	Incorporated by reference from Exhibit 10.15 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2019

10.13	Amended and Restated Danaher Corporation Deferred Compensation Plan*	Incorporated by reference from Exhibit 10.12 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2019

10.14	Amendment to Amended and Restated Danaher Corporation Deferred Compensation Plan*	Incorporated by reference from Exhibit 10.13 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2019

10.15	Danaher Corporation Senior Leader Severance Pay Plan*	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2013

10.16	Agreement Regarding Competition and Protection of Proprietary Interests by and between Danaher Corporation and Thomas P. Joyce, Jr., dated March 16, 2009*	Incorporated by reference from Exhibit 10.16 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014

10.17	Amendment to Agreement Regarding Competition and Protection of Proprietary Interests by and between Danaher Corporation and Thomas P. Joyce, Jr., dated September 11, 2014*	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed on September 15, 2014

10.18	Agreement by and between Danaher Corporation and Thomas P. Joyce, Jr., dated May 6, 2020*	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed May 6, 2020

10.19	Amended and Restated Agreement Regarding Competition and Protection of Proprietary Interests by and between Danaher Corporation and Rainer M. Blair, dated May 6, 2020*	Incorporated by reference from Exhibit 10.2 to Danaher Corporation’s Current Report on Form 8-K filed May 6, 2020

10.20	Agreement Regarding Competition and Protection of Proprietary Interests by and between Danaher Corporation and Joakim Weidemanis, dated as of May 15, 2020*	Incorporated by reference from Exhibit 10.3 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July, 3, 2020

10.21	Agreement Regarding Competition and Protection of Proprietary Interests by and between Danaher Corporation and Matthew McGrew dated November 7, 2018*	Incorporated by reference from Exhibit 10.2 to Danaher Corporation’s Current Report on Form 8-K filed on November 8, 2018

10.22	Agreement Regarding Competition and Protection of Proprietary Interests by and between Danaher Corporation and Angela S. Lalor dated March 23, 2012*	Incorporated by reference from Exhibit 10.16 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016

10.23	Agreement Regarding Competition and Protection of Proprietary Interests by and between Danaher Corporation and Brian W. Ellis dated December 7, 2015*	Incorporated by reference from Exhibit 10.18 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016

10.24	Letter Agreement by and between Danaher Corporation and Angela S. Lalor, dated March 19, 2012*	Incorporated by reference from Exhibit 10.14 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012

10.25	Letter Agreement by and between Danaher Corporation and Brian W. Ellis, dated November 18, 2015*	Incorporated by reference from Exhibit 10.19 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016

10.26	Description of compensation arrangements for non-management directors*	Incorporated by reference from Exhibit 10.22 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019

10.27	Management Agreement dated February 23, 2012 by and between FJ900, Inc. and Joust Capital III, LLC (1)	Incorporated by reference from Exhibit 10.25 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011

10.28	Interchange Agreement dated July 22, 2011 by and between Danaher Corporation and Joust Capital III, LLC (2)	Incorporated by reference from Exhibit 10.10 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2011

10.29	Aircraft Time Sharing Agreement by and between Danaher Corporation and Rainer M. Blair, dated as of August 3, 2020* (3)	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2020

10.30	Amendment No. 1 to Aircraft Time Sharing Agreement by and between Danaher Corporation and Thomas P. Joyce, Jr., dated July 1, 2016*	Incorporated by reference from Exhibit 10.7 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2016

10.31	Form of Director and Officer Indemnification Agreement	Incorporated by reference from Exhibit 10.35 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008

10.32
Second Amended and Restated Credit Agreement, dated as of August 27, 2019, among Danaher Corporation, certain of its subsidiaries party thereto, Bank of America, N.A., as Administrative Agent and a Swing Line Lender, and the lenders referred to therein
Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed August 29, 2019

10.33
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

10.34
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

21.1	Subsidiaries of Registrant

22.1	Subsidiary guarantors and issuers of guaranteed securities and affiliates whose securities collateralize securities of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (4)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (4)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (4)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (4)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (4)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (4)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
Danaher is a party to additional long-term debt instruments under which, in each case, the total amount of debt authorized does not exceed 10% of the total assets of Danaher and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Danaher agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

+	The schedules have been omitted from this filing pursuant to Item 601 of Regulation S-K because they do not contain information material to an investment or voting decision and that information is not otherwise disclosed in the exhibit or this filing. Danaher will furnish copies of such schedules to the Securities and Exchange Commission upon request.
*	Indicates management contract or compensatory plan, contract or arrangement.
(1)	In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, FJ900, Inc. (a subsidiary of Danaher) has entered into a management agreement with Joust Capital II, LLC that is substantially identical in all material respects to the form of agreement referenced as Exhibit 10.27, except as to the referenced aircraft and the name of the counterparty.
(2)	In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, Danaher Corporation or a subsidiary thereof has entered into additional interchange agreements with each of Joust Capital II, LLC and Joust Capital III, LLC that are substantially identical in all material respects to the form of agreement attached as Exhibit 10.28, except as to the referenced aircraft and, in certain cases, the name of the counterparty.
(3)	In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, Danaher Corporation has entered into an aircraft time sharing agreement with Thomas P. Joyce, Jr. and Matthew R. McGrew that is substantially identical in all material respects to the form of agreement referenced as Exhibit 10.29.
(4)	Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2020 and 2019, (ii) Consolidated Statements of Earnings for the years ended December 31, 2020, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DANAHER CORPORATION

Date:	February 24, 2021	By:	/s/ RAINER M. BLAIR
Rainer M. Blair
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Name, Title and Signature	Date

/s/ STEVEN M. RALES	February 24, 2021
Steven M. Rales
Chairman of the Board

/s/ MITCHELL P. RALES	February 24, 2021
Mitchell P. Rales
Chairman of the Executive Committee

/s/ LINDA HEFNER FILLER	February 24, 2021
Linda Hefner Filler
Director

/s/ RAINER M. BLAIR	February 24, 2021
Rainer M. Blair
President, Chief Executive Officer and Director

/s/ TERI LIST	February 24, 2021
Teri List
Director

/s/ WALTER G. LOHR, JR.	February 24, 2021
Walter G. Lohr, Jr.
Director

/s/ JESSICA L. MEGA, M.D., MPH	February 24, 2021
Jessica L. Mega, M.D, MPH
Director

/s/ PARDIS C. SABETI, M.D., D.Phil	February 24, 2021
Pardis C. Sabeti, M.D., D.Phil
Director

/s/ JOHN T. SCHWIETERS	February 24, 2021
John T. Schwieters

Director

/s/ ALAN G. SPOON	February 24, 2021
Alan G. Spoon
Director

/s/ RAYMOND C. STEVENS, Ph.D.	February 24, 2021
Raymond C. Stevens, Ph.D.
Director

/s/ ELIAS A. ZERHOUNI, M.D.	February 24, 2021
Elias A. Zerhouni, M.D.
Director

/s/ MATTHEW R. MCGREW	February 24, 2021
Matthew R. McGrew
Executive Vice President and Chief Financial Officer

/s/ ROBERT S. LUTZ	February 24, 2021
Robert S. Lutz
Senior Vice President and Chief Accounting Officer

DANAHER CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
($ in millions)

Classification	Balance at Beginning of Period (a)	Charged to Costs & Expenses	Impact of Currency	Charged to Other Accounts (b)	Write-Offs, Write-Downs & Deductions	Balance at End of Period (a)
Year ended December 31, 2020:
Allowances deducted from asset account
Allowance for doubtful accounts	$105	31	4	14	(20)	$134
Year ended December 31, 2019:
Allowances deducted from asset account
Allowance for doubtful accounts	$103	30	(1)	—	(27)	$105
Year ended December 31, 2018:
Allowances deducted from asset account
Allowance for doubtful accounts	$100	31	(4)	1	(25)	$103
(a)     Amounts include allowance for doubtful accounts classified as current and noncurrent.
(b)    Amounts related to businesses acquired, net of amounts related to businesses disposed not included in discontinued operations, and amounts related to the adoption impact from ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.