Form 10-Q
period 2021-04-02
DANAHER CORP /DE/
filed 2021-04-22
CIK 313616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The number of shares of common stock outstanding at April 16, 2021 was 713,278,866.

DANAHER CORPORATION
INDEX
FORM 10-Q

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ in millions, except per share amount)
(unaudited)

	April 2, 2021	December 31, 2020
ASSETS
Current assets:
Cash and equivalents	$6,330	$6,035
Trade accounts receivable, less allowance for doubtful accounts of $119 and $132, respectively	3,949	4,045
Inventories:
Finished goods	1,269	1,232
Work in process	407	369
Raw materials	748	691
Total inventories	2,424	2,292
Prepaid expenses and other current assets	1,309	1,430
Total current assets	14,012	13,802
Property, plant and equipment, net of accumulated depreciation of $3,212 and $3,182, respectively	3,266	3,262
Other long-term assets	2,875	2,395
Goodwill	34,880	35,420
Other intangible assets, net	20,393	21,282
Total assets	$75,426	$76,161
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$10	$11
Trade accounts payable	1,989	2,049
Accrued expenses and other liabilities	4,825	5,342
Total current liabilities	6,824	7,402
Other long-term liabilities	7,905	7,789
Long-term debt	20,267	21,193
Stockholders’ equity:
Preferred stock, no par value, 15.0 million shares authorized; 1.65 million shares of 4.75% Mandatory Convertible Preferred Stock, Series A, issued and outstanding as of April 2, 2021 and December 31, 2020; 1.72 million shares of 5.00% Mandatory Convertible Preferred Stock, Series B, issued and outstanding as of April 2, 2021 and December 31, 2020	3,268	3,268
Common stock - $0.01 par value, 2.0 billion shares authorized; 853.7 million issued and 713.1 million outstanding as of April 2, 2021; 851.3 million issued and 711.0 million outstanding as of December 31, 2020	9	9
Additional paid-in capital	9,794	9,698
Retained earnings	28,670	27,159
Accumulated other comprehensive income (loss)	(1,322)	(368)
Total Danaher stockholders’ equity	40,419	39,766
Noncontrolling interests	11	11
Total stockholders’ equity	40,430	39,777
Total liabilities and stockholders’ equity	$75,426	$76,161
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three-Month Period Ended
	April 2, 2021	April 3, 2020
Sales	$6,858	$4,343
Cost of sales	(2,605)	(1,900)
Gross profit	4,253	2,443
Operating costs:
Selling, general and administrative expenses	(1,876)	(1,458)
Research and development expenses	(380)	(287)
Operating profit	1,997	698
Nonoperating income (expense):
Other income (expense), net	140	(2)
Interest expense	(58)	(47)
Interest income	4	62
Earnings before income taxes	2,083	711
Income taxes	(381)	(116)
Net earnings	1,702	595
Mandatory convertible preferred stock dividends	(41)	(19)
Net earnings attributable to common stockholders	$1,661	$576
Net earnings per common share:
Basic	$2.33	$0.83
Diluted	$2.29	$0.81
Average common stock and common equivalent shares outstanding:
Basic	713.2	697.2
Diluted	735.1	707.9
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three-Month Period Ended
	April 2, 2021	April 3, 2020
Net earnings	$1,702	$595
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(922)	(154)
Pension and postretirement plan benefit adjustments	10	8
Unrealized gain on available-for-sale securities adjustments	—	1
Cash flow hedge adjustments	(42)	422
Total other comprehensive income (loss), net of income taxes	(954)	277
Comprehensive income	$748	$872
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ in millions)
(unaudited)

	Three-Month Period Ended
	April 2, 2021	April 3, 2020
Preferred stock:
Balance, beginning and end of period	$3,268	$1,600
Common stock:
Balance, beginning and end of period	$9	$8
Additional paid-in capital:
Balance, beginning of period	$9,698	$7,565
Common stock-based award and other activity	62	64
Common stock issued in connection with LYONs’ conversions, including tax benefit of $10 and $0, respectively	34	1
Balance, end of period	$9,794	$7,630
Retained earnings:
Balance, beginning of period	$27,159	$24,166
Adoption of accounting standards	—	(8)
Net earnings	1,702	595
Common stock dividends declared	(150)	(126)
Mandatory Convertible Preferred Stock dividends declared	(41)	(19)
Balance, end of period	$28,670	$24,608
Accumulated other comprehensive income (loss):
Balance, beginning of period	$(368)	$(3,068)
Other comprehensive income (loss)	(954)	277
Balance, end of period	$(1,322)	$(2,791)
Noncontrolling interests:
Balance, beginning and end of period	$11	$11
Total stockholders’ equity, end of period	$40,430	$31,066
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Three-Month Period Ended
	April 2, 2021	April 3, 2020
Cash flows from operating activities:
Net earnings	$1,702	$595
Noncash items:
Depreciation	158	141
Amortization of intangible assets	344	156
Amortization of acquisition-related inventory fair value step-up	29	—
Stock-based compensation expense	54	45
Pretax gain on sale of product lines and unrealized investment (gains) losses	(102)	7
Change in trade accounts receivable, net	59	182
Change in inventories	(171)	(175)
Change in trade accounts payable	(38)	10
Change in prepaid expenses and other assets	239	72
Change in accrued expenses and other liabilities	(403)	(207)
Total cash provided by operating activities from continuing operations	1,871	826
Total cash used in operating activities from discontinued operations	—	(7)
Net cash provided by operating activities	1,871	819
Cash flows from investing activities:
Cash paid for acquisitions	(419)	(20,735)
Payments for additions to property, plant and equipment	(251)	(133)
Proceeds from sales of property, plant and equipment	12	1
Payments for purchases of investments	(420)	(37)
Proceeds from sale of investment	43	—
Proceeds from sale of product lines	26	—
All other investing activities	16	36
Total cash used in investing activities	(993)	(20,868)
Cash flows from financing activities:
(Payments for) proceeds from the issuance of common stock in connection with stock-based compensation	(12)	10
Payment of dividends	(169)	(138)
Net (repayments of) proceeds from borrowings (maturities of 90 days or less)	(1)	390
Net proceeds from borrowings (maturities longer than 90 days)	—	4,372
Net repayments of borrowings (maturities longer than 90 days)	(279)	—
All other financing activities	12	—
Total cash (used in) provided by financing activities	(449)	4,634
Effect of exchange rate changes on cash and equivalents	(134)	(129)
Net change in cash and equivalents	295	(15,544)
Beginning balance of cash and equivalents	6,035	19,912
Ending balance of cash and equivalents	$6,330	$4,368
Supplemental disclosures:
Cash interest payments	$83	$39
Cash income tax payments	122	61
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. GENERAL
The Consolidated Condensed Financial Statements included herein have been prepared by Danaher Corporation (“Danaher” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In this quarterly report, the terms “Danaher” or the “Company” refer to Danaher Corporation, Danaher Corporation and its consolidated subsidiaries, or the consolidated subsidiaries of Danaher Corporation, as the context requires. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The Consolidated Condensed Financial Statements included herein should be read in conjunction with the financial statements as of and for the year ended December 31, 2020 and the Notes thereto included in the Company’s 2020 Annual Report on Form 10-K filed on February 24, 2021 (the “2020 Annual Report”).
In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of April 2, 2021 and December 31, 2020, its results of operations for the three-month periods ended April 2, 2021 and April 3, 2020 and its cash flows for each of the three-month periods then ended.
There have been no changes to the Company’s significant accounting policies described in the Company’s 2020 Annual Report that have a material impact on the Company’s Consolidated Condensed Financial Statements and the related Notes. Reclassifications of certain prior year amounts have been made to conform to the current year presentation.
Accounting Standards Not Yet Adopted—In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU includes amendments to the guidance on convertible instruments and the derivative scope exception for contracts in an entity’s own equity and simplifies the accounting for convertible instruments which include beneficial conversion features or cash conversion features by removing certain separation models in Subtopic 470-20. Additionally, the ASU will require entities to use the “if-converted” method when calculating diluted earnings per share for convertible instruments. The ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Management has not yet completed its assessment of the impact of the new standard on the Company’s financial statements.
Operating Leases—As of April 2, 2021 and December 31, 2020, operating lease right-of-use assets where the Company was the lessee were $945 million and $942 million, respectively, and are included within other long-term assets in the accompanying Consolidated Condensed Balance Sheets.  The associated operating lease liabilities were $978 million and $974 million as of April 2, 2021 and December 31, 2020, respectively, and are included in accrued expenses and other liabilities and other long-term liabilities.

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

	Foreign Currency Translation Adjustments	Pension and Postretirement Plan Benefit Adjustments		Unrealized Gain (Loss) on Available-For-Sale Securities Adjustments	Cash Flow Hedge Adjustments		Total
For the Three-Month Period Ended April 2, 2021:
Balance, December 31, 2020	$745	$(928)		$—	$(185)		$(368)
Other comprehensive income (loss) before reclassifications:
(Decrease) increase	(917)	—		—	110		(807)
Income tax impact	(5)	—		—	—		(5)
Other comprehensive income (loss) before reclassifications, net of income taxes	(922)	—		—	110		(812)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	13	(a)	—	(152)	(b)	(139)
Income tax impact	—	(3)		—	—		(3)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	10		—	(152)		(142)
Net current period other comprehensive income (loss), net of income taxes	(922)	10		—	(42)		(954)
Balance, April 2, 2021	$(177)	$(918)		$—	$(227)		$(1,322)

For the Three-Month Period Ended April 3, 2020:
Balance, December 31, 2019	$(2,173)	$(781)		$(1)	$(113)		$(3,068)
Other comprehensive income (loss) before reclassifications:
(Decrease) increase	(132)	—		1	651		520
Income tax impact	(22)	—		—	(119)		(141)
Other comprehensive income (loss) before reclassifications, net of income taxes	(154)	—		1	532		379
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	11	(a)	—	(139)	(b)	(128)
Income tax impact	—	(3)		—	29		26
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	8		—	(110)		(102)
Net current period other comprehensive income (loss), net of income taxes	(154)	8		1	422		277
Balance, April 3, 2020	$(2,327)	$(773)		$—	$309		$(2,791)
(a) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost (refer to Notes 9 and 11 for additional details).
(b) Reflects reclassification to earnings related to hedges of certain long-term debt (refer to Note 8 for additional details).

NOTE 2. REVENUE
The following tables present the Company’s revenues disaggregated by geographical region and revenue type for the three-month periods ended April 2, 2021 and April 3, 2020 ($ in millions). Sales taxes and other usage-based taxes collected from customers are excluded from revenue.

	Life Sciences	Diagnostics	Environmental & Applied Solutions	Total
For the Three-Month Period Ended April 2, 2021:
Geographical region:
North America	$1,263	$972	$492	$2,727
Western Europe	970	415	279	1,664
Other developed markets	225	118	29	372
High-growth markets (a)	1,088	673	334	2,095
Total	$3,546	$2,178	$1,134	$6,858

Revenue type:
Recurring	$2,529	$1,902	$648	$5,079
Nonrecurring	1,017	276	486	1,779
Total	$3,546	$2,178	$1,134	$6,858

For the Three-Month Period Ended April 3, 2020:
Geographical region:
North America	$621	$755	$497	$1,873
Western Europe	471	310	256	1,037
Other developed markets	153	98	30	281
High-growth markets (a)	405	464	283	1,152
Total	$1,650	$1,627	$1,066	$4,343

Revenue type:
Recurring	$1,159	$1,428	$620	$3,207
Nonrecurring	491	199	446	1,136
Total	$1,650	$1,627	$1,066	$4,343
(a) The Company defines high-growth markets as developing markets of the world experiencing extended periods of accelerated growth in gross domestic product and infrastructure which include Eastern Europe, the Middle East, Africa, Latin America and Asia (with the exception of Japan, Australia and New Zealand). The Company defines developed markets as all markets that are not high-growth markets.
The Company sells equipment to customers as well as consumables, software licenses and services, some of which customers purchase on a recurring basis. Consumables sold for use with the equipment sold by the Company are typically critical to the use of the equipment and are typically used on a one-time or limited basis, requiring frequent replacement in the customer’s operating cycle. Examples of these consumables include reagents used in diagnostic tests, filters used in filtration, separation and purification processes and cartridges for marking and coding equipment. Additionally, some of the Company’s consumables are used on a standalone basis, such as water treatment solutions. The Company separates its goods and services between those sold on a recurring basis and those sold on a nonrecurring basis. Recurring revenue includes revenue from consumables, services, software licenses recognized over time, software-as-a-service licenses, sales-and-usage based royalties and operating-type leases (“OTLs”). Nonrecurring revenue includes sales from equipment, software licenses recognized at a point in time and sales-type leases (“STLs”). OTLs and STLs are included in the above revenue amounts. For the three-month periods ended April 2, 2021 and April 3, 2020, lease revenue was $109 million and $110 million, respectively.
Remaining performance obligations related to Topic 606, Revenue from Contracts with Customers, represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period. As of April 2, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $2.9 billion. The Company expects to recognize revenue on approximately 47% of the remaining performance obligations over the next 12 months, 25% over the subsequent 12 months, and the remainder recognized thereafter.
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (“contract assets”) and deferred revenue, customer deposits and billings in excess of revenue recognized (“contract liabilities”) on the Consolidated Condensed Balance Sheets. Most of the Company’s long-term contracts are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in billing occurring subsequent to revenue recognition resulting in contract assets. Contract assets are generally classified as other current assets in the Consolidated Condensed Balance Sheets. The balance of contract assets as of April 2, 2021 and December 31, 2020 was $77 million and $65 million, respectively.
The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the Consolidated Condensed Balance Sheets based on the timing of when the Company expects to recognize revenue. As of April 2, 2021 and December 31, 2020, contract liabilities were approximately $1.5 billion and approximately $1.4 billion, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets. The increase in the contract liability balance during the three-month period ended April 2, 2021 was primarily a result of cash payments received in advance of satisfying performance obligations and acquisitions, partially offset by revenue recognized during the year that was included in the opening contract liability balance. Revenue recognized during the three-month periods ended April 2, 2021 and April 3, 2020 that was included in the contract liability balance on December 31, 2020 and December 31, 2019 was $520 million and $268 million, respectively. Contract assets and liabilities are reported on the accompanying Consolidated Condensed Balance Sheets on a contract-by-contract basis.

NOTE 3. ACQUISITIONS
For a description of the Company’s acquisition activity for the year ended December 31, 2020, reference is made to the financial statements as of and for the year ended December 31, 2020 and Note 3 thereto included in the Company’s 2020 Annual Report.
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
The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. In the months after closing, as the Company obtains additional information about these assets and liabilities, including through tangible and intangible asset appraisals, and learns more about the newly acquired business, it is able to refine the estimates of fair value and more accurately allocate the purchase price. The fair values of acquired intangibles are determined based on estimates and assumptions that are deemed reasonable by the Company. Significant assumptions include the discount rates and certain assumptions that form the basis of the forecasted results of the acquired business including revenue, earnings before interest, taxes, depreciation and amortization (“EBITDA”), growth rates, royalty rates and technology obsolescence rates. These assumptions are forward looking and could be affected by future economic and market conditions. The Company engages third-party valuation specialists who review the Company’s critical assumptions and calculations of the fair value of acquired intangible assets in connection with significant acquisitions. Only facts and circumstances that existed as of the acquisition date are considered for subsequent adjustment. The Company is continuing to evaluate certain pre-acquisition contingencies associated with its 2020 and 2021 acquisitions and is also in the process of obtaining valuations of certain acquisition-related assets and liabilities in connection with these acquisitions. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.
During the three-month period ended April 2, 2021, the Company acquired six businesses for total consideration of $419 million in cash, net of cash acquired. The businesses acquired complement existing units of each of the Company’s three segments. The aggregate annual sales of the six businesses acquired in 2021 at the time of their acquisition, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $55 million.

The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the three-month period ended April 2, 2021 ($ in millions):

Trade accounts receivable	$3
Inventories	18
Property, plant and equipment	1
Goodwill	333
Other intangible assets, primarily technology, customer relationships and trade names	121
Trade accounts payable	(3)
Deferred tax liabilities	(36)
Other assets and liabilities, net	(18)
Net cash consideration	$419
On March 31, 2020, the Company acquired the Biopharma business of General Electric Company’s (“GE”) Life Sciences division, now known as Cytiva, for a cash purchase price of approximately $20.7 billion (net of approximately $0.1 billion of acquired cash) and the assumption of approximately $0.4 billion of pension liabilities (the “Cytiva Acquisition”). Cytiva is a leading provider of instruments, consumables and software that support the research, discovery, process development and manufacturing workflows of biopharmaceutical drugs. Cytiva is included in the Company’s Life Sciences segment results beginning in the second quarter of 2020. The acquisition has provided and is expected to provide additional sales and earnings growth opportunities for the Company’s Life Sciences segment by expanding the business’ geographic and product line diversity, including new product and service offerings that complement the Company’s current biologics workflow solutions. To fulfill a condition to obtaining certain regulatory approvals for the closing of the transaction, on April 30, 2020, the Company divested certain of its existing product lines in the Life Sciences segment for a cash purchase price, net of cash transferred and transaction costs, of $826 million and recognized a pretax gain on sale of $455 million ($305 million after-tax or $0.42 per diluted common share). The divested product lines in the aggregate generated revenues of approximately $170 million in 2019. The divestiture of these product lines did not represent a strategic shift with a major effect on the Company’s operations and financial results and therefore is not reported as a discontinued operation.
Pro Forma Financial Information
The unaudited pro forma information for the periods set forth below gives effect to the 2021 and 2020 acquisitions as if they had occurred as of January 1, 2020. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time ($ in millions, except per share amounts):

	Three-Month Period Ended
	April 2, 2021	April 3, 2020
Sales	$6,881	$5,111
Net earnings	1,740	516
Diluted net earnings per common share (a)	2.34	0.70
(a) Diluted net earnings per common share is calculated by adding the interest accrued on the Company’s LYONs to net earnings and deducting the MCPS dividends from net earnings for the anti-dilutive MCPS shares. Refer to Note 14 for additional information.

The 2021 unaudited pro forma sales and net earnings set forth above were adjusted to exclude the pretax impact of $46 million for the three-month period ended April 2, 2021 of non-recurring acquisition date fair value adjustments to inventory and deferred revenue related to the Cytiva Acquisition. The 2020 unaudited pro forma sales and net earnings were adjusted to include the impact of these items.

In addition, acquisition-related transaction costs of $59 million for the three-month period ended April 3, 2020, associated with the Cytiva Acquisition were excluded from pro forma net earnings.

NOTE 4. DISCONTINUED OPERATIONS
On December 18, 2019, Danaher completed the separation (the “Separation”) of Envista Holdings Corporation (“Envista”). For additional details on the Separation, reference is made to the financial statements as of and for the year ended December 31, 2019 and Note 4 thereto included in the Company’s 2020 Annual Report. The accounting requirements for reporting the Separation of Envista as a discontinued operation were met when the Separation was completed. Accordingly, the accompanying Consolidated Condensed Financial Statements for all periods presented reflect this business as a discontinued operation.

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS
The following is a rollforward of the Company’s goodwill ($ in millions):

Balance, December 31, 2020	$35,420
Attributable to 2021 acquisitions	333
Attributable to 2021 divestitures	(12)
Adjustments due to finalization of purchase price allocations	(5)
Foreign currency translation and other	(856)
Balance, April 2, 2021	$34,880
The carrying value of goodwill by segment is summarized as follows ($ in millions):

	April 2, 2021	December 31, 2020
Life Sciences	$25,346	$25,812
Diagnostics	7,013	7,082
Environmental & Applied Solutions	2,521	2,526
Total	$34,880	$35,420
The Company has not identified any “triggering” events which indicate an impairment of goodwill in the three-month period ended April 2, 2021.
The Company reviews identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company identified impairment triggers during both the first quarter of 2021 and 2020 which resulted in the impairment of certain long-lived assets, including trade names and other intangible assets. The Company recorded impairment charges totaling $10 million and $8 million in the three-month periods ended April 2, 2021 and April 3, 2020, respectively, related to these long-lived assets.

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

A summary of financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Balance, April 2, 2021	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale debt securities	$25	$—	$25	$—
Investment in equity securities	232	16	—	—
Liabilities:
Cross-currency swap derivative contracts	489	—	489	—
Deferred compensation plans	125	—	125	—

	Balance, December 31, 2020	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale debt securities	$27	$—	$27	$—
Investment in equity securities	176	6	—	—
Liabilities:
Cross-currency swap derivative contracts	622	—	622	—
Deferred compensation plans	111	—	111	—
Available-for-sale debt securities, which are included in other long-term assets in the accompanying Consolidated Condensed Balance Sheets, are measured at fair value using quoted prices reported by investment brokers and dealers based on the underlying terms of the security and comparison to similar securities traded on an active market. As of April 2, 2021, available-for-sale debt securities primarily include U.S. Treasury Notes and corporate debt securities, which are valued based on the terms of the instruments in comparison with similar terms traded on the active market.
The Company’s investments in equity securities consist of investments in publicly traded equity securities and investments in non-marketable equity securities. The publicly traded securities are classified as Level 1 in the fair value hierarchy as they are measured based on quotes in active markets. For the non-marketable equity securities, the Company estimates the fair value of the investments in equity securities based on the measurement alternative and adjusts for impairments and observable price changes with a same or similar security from the same issuer within net earnings (the “Fair Value Alternative”). The Company’s investments in these equity securities are not classified in the fair value hierarchy due to the use of these measurement methods. Additionally, the Company is a limited partner in partnerships that invest primarily in early-stage companies. While the partnerships record these investments at fair value, the Company’s investments in the partnerships are accounted for under the equity method of accounting and are not subject to fair value measurement disclosures. As of April 2, 2021 and December 31, 2020, the Company’s equity method investments included investments in partnerships with a carrying value of $729 million and $453 million, respectively. During the three-month periods ended April 2, 2021 and April 3, 2020, the Company recorded realized and unrealized gains of $116 million (consisting of $27 million realized gains and $89 million unrealized gains) and unrealized losses of $7 million, respectively, related to changes in the fair value of the Company’s investments which is reflected in other income (expense), net in the Company’s Consolidated Condensed Statements of Earnings.
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
Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments were as follows ($ in millions):

	April 2, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Available-for-sale debt securities	$25	$25	$27	$27
Investment in equity securities	232	232	176	176
Liabilities:
Cross-currency swap derivative contracts	489	489	622	622
Notes payable and current portion of long-term debt	10	10	11	11
Long-term debt	20,267	21,257	21,193	23,004
As of April 2, 2021 and December 31, 2020, available-for-sale debt securities and cross-currency swap derivative contracts were categorized as Level 2 and short and long-term borrowings were categorized as Level 1.
The fair value of long-term borrowings was based on quoted market prices. The difference between the fair value and the carrying amounts of long-term borrowings (other than the Company’s Liquid Yield Option Notes due 2021 (the “LYONs”) prior to their redemption on January 22, 2021) is attributable to changes in market interest rates and/or the Company’s credit ratings subsequent to the incurrence of the borrowing. In the case of the LYONs, differences in the fair value from the carrying value were attributable to changes in the price of the Company’s common stock due to the LYONs’ conversion features. The fair values of borrowings with original maturities of one year or less, as well as cash and cash equivalents, trade accounts receivable, net and trade accounts payable approximate their carrying amounts due to the short-term maturities of these instruments.

NOTE 7. FINANCING
As of April 2, 2021, the Company was in compliance with all of its debt covenants. The components of the Company’s debt were as follows ($ in millions):

	April 2, 2021	December 31, 2020
Euro-denominated commercial paper (€500 million)	$588	$611
Zero-coupon LYONs due 2021	—	24
0.352% senior unsecured notes due 2021 (¥30.0 billion aggregate principal amount) (the “2021 Yen Notes”)	—	290
Floating rate senior unsecured notes due 2022 (€250 million aggregate principal amount) (the “Floating Rate 2022 Euronotes”)	294	305
2.05% senior notes due 2022 (the “2022 Biopharma Notes”)	698	698
0.5% senior unsecured bonds due 2023 (CHF 540 million aggregate principal amount) (the “2023 CHF Bonds”)	574	611
1.7% senior unsecured notes due 2024 (€900 million aggregate principal amount) (the “2024 Euronotes”)	1,054	1,096
2.2% senior unsecured notes due 2024 (the “2024 Biopharma Notes”)	697	697
2.5% senior unsecured notes due 2025 (€800 million aggregate principal amount) (the “2025 Euronotes”)	938	975
3.35% senior unsecured notes due 2025 (the “2025 U.S. Notes”)	498	498
0.2% senior unsecured notes due 2026 (€1.3 billion aggregate principal amount) (the “2026 Biopharma Euronotes”)	1,462	1,520
2.1% senior unsecured notes due 2026 (€800 million aggregate principal amount) (the “2026 Euronotes”)	937	975
0.3% senior unsecured notes due 2027 (¥30.8 billion aggregate principal amount) (the “2027 Yen Notes”)	278	297
1.2% senior unsecured notes due 2027 (€600 million aggregate principal amount) (the “2027 Euronotes”)	702	729
0.45% senior unsecured notes due 2028 (€1.3 billion aggregate principal amount) (the “2028 Biopharma Euronotes”)	1,460	1,518
1.125% senior unsecured bonds due 2028 (CHF 210 million aggregate principal amount) (the “2028 CHF Bonds”)	226	241
2.6% senior unsecured notes due 2029 (the “2029 Biopharma Notes”)	795	795
2.5% senior unsecured notes due 2030 (€800 million aggregate principal amount) (the “2030 Euronotes”)	941	978
0.75% senior unsecured notes due 2031 (€1.8 billion aggregate principal amount) (the “2031 Biopharma Euronotes”)	2,046	2,127
0.65% senior unsecured notes due 2032 (¥53.2 billion aggregate principal amount) (the “2032 Yen Notes”)	479	514
1.35% senior unsecured notes due 2039 (€1.3 billion aggregate principal amount) (the “2039 Biopharma Euronotes”)	1,453	1,511
3.25% senior unsecured notes due 2029 (the “2039 Biopharma Notes”)	889	889
4.375% senior unsecured notes due 2045 (the “2045 U.S. Notes”)	499	499
1.8% senior unsecured notes due 2049 (€750 million aggregate principal amount) (the “2049 Biopharma Euronotes”)	872	907
3.4% senior unsecured notes due 2049 (the “2049 Biopharma Notes”)	889	889
2.6% senior unsecured notes due 2050 (the “2050 U.S. Notes”)	979	979
Other	29	31
Total debt	20,277	21,204
Less: currently payable	10	11
Long-term debt	$20,267	$21,193
For additional details regarding the Company’s debt financing, refer to Note 11 of the Company’s financial statements as of and for the year ended December 31, 2020 included in the Company’s 2020 Annual Report.

The Company has historically satisfied any short-term liquidity needs that are not met through operating cash flow and available cash primarily through issuances of commercial paper under its U.S. dollar and euro-denominated commercial paper programs. The Company’s $5.0 billion unsecured, multi-year revolving credit facility with a syndicate of banks that expires on August 24, 2024 (the “Five-Year Facility”), is available for direct borrowings and provides support for the commercial programs.
As of April 2, 2021, borrowings outstanding under the Company’s euro-denominated commercial paper program had a weighted average annual interest rate of negative 0.4% and a weighted average remaining maturity of approximately 24 days.
Debt discounts, premiums and debt issuance costs totaled $127 million and $132 million as of April 2, 2021 and December 31, 2020, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of debt table above.
Credit Facilities
For a description of the Five-Year Facility, refer to the Company’s 2020 Annual Report.
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
LYONs Redemption
During the first quarter of 2021, holders of certain of the Company’s LYONs converted such LYONs into an aggregate of 912 thousand shares of the Company’s common stock, par value $0.01 per share. The Company’s deferred tax liability of $10 million associated with the book and tax basis difference in converted LYONs was transferred to additional paid-in capital. The residual LYONS not converted into shares of the Company’s common stock were redeemed at face value on January 22, 2021.

NOTE 8. HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses cross-currency swap derivative contracts to partially hedge its net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the Danish kroner, Japanese yen, euro and Swiss franc. The cross-currency swap derivative contracts are agreements to exchange fixed-rate payments in one currency for fixed-rate payments in another currency. As of April 2, 2021, the Company had $2.0 billion, of cross-currency swap derivative contracts outstanding as hedges of its net investment in foreign operations. These contracts effectively convert U.S. dollar-denominated bonds to obligations denominated in Danish kroner, Japanese yen, euro and Swiss franc, and partially offset the impact of changes in currency rates on the Company’s foreign currency denominated net investments. These contracts also reduce the interest rate from the stated interest rates on the U.S. dollar-denominated debt to the interest rates of the swaps. The changes in the spot rate of these instruments are recorded in accumulated other comprehensive income (loss) in stockholders’ equity, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated other comprehensive income (loss). Any ineffective portions of net investment hedges are reclassified from accumulated other comprehensive income (loss) into earnings during the period of change. The interest income or expense from these swaps are recorded in interest expense in the accompanying Consolidated Condensed Statements of Earnings consistent with the classification of interest expense attributable to the underlying debt. These instruments mature on dates ranging from September 2025 to October 2030.

The Company also uses cross-currency swap derivative contracts to hedge U.S. dollar-denominated long-term debt issuances in a foreign subsidiary whose functional currency is the euro against adverse movements in exchange rates between the U.S. dollar and the euro. These contracts effectively convert these U.S. dollar-denominated bonds to obligations denominated in euro. The changes in the fair value of these instruments are recorded in accumulated other comprehensive income (loss) in stockholders’ equity, with a reclassification from accumulated other comprehensive income (loss) to net earnings to offset the remeasurement of the hedged debt that is also recorded in net earnings. Any ineffective portions of the cash flow hedges are reclassified from accumulated other comprehensive income (loss) into earnings during the period of change. The interest income or expense from these swaps are recorded in interest expense in the accompanying Consolidated Condensed Statements of Earnings consistent with the classification of interest expense attributable to the underlying debt. These instruments mature on dates ranging from November 2022 to November 2049.
The Company has also issued foreign currency denominated long-term debt as partial hedges of its net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the euro, Japanese yen and Swiss franc. These foreign currency denominated long-term debt issuances are designated and qualify as nonderivative hedging instruments. Accordingly, the foreign currency translation of these debt instruments is recorded in accumulated other comprehensive income (loss) in stockholders’ equity, offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated other comprehensive income (loss). Any ineffective portions of net investment hedges are reclassified from accumulated other comprehensive income (loss) into earnings during the period of change. These instruments mature on dates ranging from March 2021 to May 2032.
The Company used interest rate swap agreements to hedge the variability in cash flows due to changes in benchmark interest rates related to a portion of the U.S. debt the Company issued to fund the Cytiva Acquisition. These contracts effectively fixed the interest rate for a portion of the Company’s U.S. dollar-denominated debt equal to the notional amount of the swaps to the rate specified in the interest rate swap agreements and were settled in November 2019, so there were no gains or losses on these contracts in either three-month period. The changes in the fair value of these instruments were recorded in accumulated other comprehensive income (loss) in stockholders’ equity prior to the issuance of the debt and are subsequently being reclassified to interest expense over the life of the related debt.
The following table summarizes the notional values as of April 2, 2021 and pretax impact of changes in the fair values of instruments designated as net investment hedges and cash flow hedges in accumulated other comprehensive income (“OCI”) for the three-month periods ended April 2, 2021 and April 3, 2020 ($ in millions):

	Original Notional Amount	Notional Amount Outstanding	Gain (Loss) Recognized in OCI
For the Three-Month Period Ended April 2, 2021:
Net investment hedges:
Foreign currency contracts	$2,875	$2,000	$23
Foreign currency denominated debt	3,783	3,783	220
Cash flow hedges:
Foreign currency contracts	4,000	4,000	110
Total	$10,658	$9,783	$353

For the Three-Month Period Ended April 3, 2020:
Net investment hedges:
Foreign currency contracts:	$1,875	$1,000	$93
Foreign currency denominated debt	8,103	8,103	156
Cash flow hedges:
Foreign currency contracts	4,000	4,000	651
Total	$13,978	$13,103	$900
Gains or losses related to net investment hedges are classified as foreign currency translation adjustments in the schedule of changes in OCI in Note 1, as these items are attributable to the Company’s hedges of its net investment in foreign operations. Gains or losses related to the cash flow hedges and interest rate swaps are classified as cash flow hedge adjustments in the schedule of changes in OCI in Note 1. The amounts reclassified to earnings for the interest rate swaps were less than $1 million in both the three-month periods ended April 2, 2021 and April 3, 2020, respectively. During the three-month periods ended April 2, 2021 and April 3, 2020, the Company reclassified $152 million and $139 million, respectively, of deferred losses from accumulated other comprehensive income (loss) to net earnings related to the cross-currency swap derivative contracts that are cash flow hedges of the Company’s U.S. dollar-denominated debt. This reclassification was equal to the remeasurement gain recorded in the three-month periods on the hedged debt.
The Company did not reclassify any other deferred gains or losses related to net investment hedges or cash flow hedges from accumulated other comprehensive income (loss) to earnings during the three-month periods ended April 2, 2021 and April 3, 2020. In addition, the Company did not have any ineffectiveness related to net investment hedges or interest rate swaps during the three-month periods ended April 2, 2021 and April 3, 2020. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in all other investing activities in the accompanying Consolidated Condensed Statements of Cash Flows. The cash inflows and outflows associated with the Company’s derivative contracts designated as cash flow hedges are classified in cash flows from operating activities in the accompanying Consolidated Condensed Statements of Cash Flows.
The Company’s derivative instruments, as well as its nonderivative debt instruments designated and qualifying as net investment hedges, were classified in the Company’s Consolidated Condensed Balance Sheets as follows ($ in millions):

	April 2, 2021	December 31, 2020
Derivative liabilities:
Accrued expenses and other liabilities	$489	$622

Nonderivative hedging instruments:
Long-term debt	3,783	4,573
Amounts related to the Company’s derivatives expected to be reclassified from accumulated other comprehensive income (loss) to net earnings during the next 12 months, if interest rates and foreign exchange rates remain unchanged, are not significant.

NOTE 9. DEFINED BENEFIT PLANS
The following sets forth the components of the Company’s net periodic benefit (cost) of the noncontributory defined benefit pension plans ($ in millions):

	Three-Month Period Ended
	April 2, 2021	April 3, 2020
U.S. pension benefits:
Service cost	$—	$—
Interest cost	(12)	(17)
Expected return on plan assets	31	29
Amortization of actuarial loss	(11)	(9)
Net periodic pension benefit	$8	$3

Non-U.S. pension benefits:
Service cost	$(11)	$(6)
Interest cost	(5)	(4)
Expected return on plan assets	11	9
Amortization of actuarial loss	(3)	(2)
Net periodic pension cost	$(8)	$(3)

The following sets forth the components of the Company’s net periodic benefit cost of the other postretirement employee benefit plans ($ in millions):

	Three-Month Period Ended
	April 2, 2021	April 3, 2020
Service cost	$—	$—
Interest cost	(1)	(1)
Amortization of prior service credit	1	—
Net periodic cost	$—	$(1)
The net periodic benefit cost of the noncontributory defined benefit pension plans and other postretirement employee benefit plans incurred during the three-month periods ended April 2, 2021 and April 3, 2020 are reflected in the following captions in the accompanying Consolidated Condensed Statements of Earnings ($ in millions):

	Three-Month Period Ended
	April 2, 2021	April 3, 2020
Service cost:
Cost of sales	$(2)	$(1)
Selling, general and administrative expenses	(9)	(5)
Total service cost	(11)	(6)
Other net periodic benefit costs:
Other income (expense), net	11	5
Total expense	$—	$(1)
Employer Contributions
During 2021, the Company’s cash contribution requirements for its U.S. and non-U.S. defined benefit pension plans are forecasted to be approximately $10 million and $50 million, respectively. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.

NOTE 10. INCOME TAXES
The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended
	April 2, 2021	April 3, 2020
Effective tax rate	18.3%	16.3%
The effective tax rate for the three-month period ended April 2, 2021 differs from the U.S. federal statutory rate of 21.0% principally due to net discrete benefits of $44 million related primarily to excess tax benefits from stock-based compensation and the benefit from release of reserves for uncertain tax positions from audit settlements, net of changes in estimates associated with prior period uncertain tax positions. These items decreased the reported tax rate on a net basis by 2.1%.
The effective tax rate for the three-month period ended April 3, 2020 differs from the U.S. federal statutory rate of 21.0% principally due to the impact of net discrete benefits of $27 million related primarily to excess tax benefits from stock-based compensation and the release of reserves for uncertain tax positions due to the expiration of statutes of limitation. These items decreased the reported tax rate on a net basis by 3.8%.
For a description of the Company’s significant tax matters, reference is made to the financial statements as of and for the year ended December 31, 2020 and Note 15 thereto included in the Company’s 2020 Annual Report.
Tax authorities in Denmark have issued tax assessments related to interest accrued by certain of the Company’s subsidiaries for the years 2004 through 2015. During the first quarter of 2021, the Company received a notice from the Danish tax authorities that included a reduction in the interest amounts claimed in the original tax assessments. Taking into account the revised interest amounts, the reassessments total approximately DKK 2.1 billion including interest accrued to date (approximately $332 million based on the exchange rate as of April 2, 2021). The Company’s appeal of the original assessments with the Danish National Tax Tribunal has been put on hold awaiting the final outcome of other preceding withholding tax cases that are to be heard by the Danish High Court. Management believes the positions the Company has taken in Denmark are in accordance with the relevant tax laws and is vigorously defending its positions. The Company intends on pursuing this matter through the Danish High Court should the appeal to the Danish National Tax Tribunal be unsuccessful. While the ultimate resolution of this matter is uncertain and could take many years, after receiving the notice reducing the interest amounts and tax payments made related to these assessments, the Company does not expect the resolution of this matter will have a further material adverse impact to the Company’s financial statements, including its cash flow and effective tax rate.

NOTE 11. OTHER INCOME (EXPENSE), NET

	Three-Month Period Ended
	April 2, 2021	April 3, 2020
Other components of net periodic benefit costs	$11	$5
Investment gains/(losses)	116	(7)
Gain on sale of product lines	13	—
Total other income (expense), net	$140	$(2)
Other Components of Net Periodic Benefit Costs
The Company disaggregates the service cost component of net periodic benefit costs of the noncontributory defined benefit pension plans and other postretirement employee benefit plans and presents the other components of net periodic benefit cost in other income (expense), net. These other components include the assumed rate of return on plan assets, partially offset by amortization of actuarial losses and interest and aggregated to a gain of $11 million for the three-month period ended April 2, 2021 compared to a gain of $5 million for the three-month period ended April 3, 2020.
Investment Gains/(Losses)
The Company estimates the fair value of investments in equity securities using the Fair Value Alternative and records adjustments to fair value within net earnings. Additionally, the Company is a limited partner in partnerships that invest primarily in early stage companies. While the partnerships record these investments at fair value, the Company’s investments in the partnerships are accounted for under the equity method of accounting. During the three-month periods ended April 2, 2021 and April 3, 2020, the Company recorded realized and unrealized gains of $116 million (consisting of $27 million realized gains and $89 million unrealized gains) and unrealized losses of $7 million, respectively, related to changes in the fair value of these investments and the equity in earnings of the partnerships. The gains were triggered by initial public offerings and other observable price changes in the investments, as well as the acquisition by the Company of one of the early stage companies.
Gain on Sale of Product Lines
During the first quarter of 2021, the Company divested certain product lines for a cash purchase price, net of cash transferred and transaction costs, of $26 million and recognized a pretax gain on sale of $13 million ($10 million after-tax). The divested product lines generated revenues in the Environmental & Applied Solutions segment of approximately $88 million in 2020. The divestiture of these product lines did not represent a strategic shift with a major effect on the Company’s operations and financial results and therefore is not reported as a discontinued operation.

NOTE 12. COMMITMENTS AND CONTINGENCIES
The Company reviews the adequacy of its legal reserves on a quarterly basis and establishes reserves for loss contingencies that are both probable and reasonably estimable. For a further description of the Company’s litigation and contingencies, refer to Note 18 of the Company’s financial statements as of and for the year ended December 31, 2020 included in the Company’s 2020 Annual Report.
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

The following is a rollforward of the Company’s accrued warranty liability ($ in millions):

Balance, December 31, 2020	$86
Accruals for warranties issued during the period	11
Settlements made	(11)
Effect of foreign currency translation	(1)
Balance, April 2, 2021	$85

NOTE 13. STOCK TRANSACTIONS AND STOCK-BASED COMPENSATION
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the three-month period ended April 2, 2021. On July 16, 2013, the Company’s Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. As of April 2, 2021, 20 million shares remained available for repurchase pursuant to the Repurchase Program.
The following table summarizes the Company’s share activity (shares in millions):

	Three-Month Period Ended
	April 2, 2021	April 3, 2020
Preferred stock - shares issued:
Balance, beginning and end of period	3.4	1.7

Common stock - shares issued:
Balance, beginning of period	851.3	835.5
Common stock-based compensation awards	1.5	1.8
Common stock issued in connection with LYONs’ conversions	0.9	—
Balance, end of period	853.7	837.3
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
In March 2019, the Company completed the underwritten public offering of 1.65 million shares of its 4.75% MCPS Series A, without par value and with a liquidation preference of $1,000 per share.
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
The following summarizes the key terms of the MCPS Shares:

	Annual Cumulative Dividend Rate	Liquidation Preference per share	Minimum Conversion Rate	Maximum Conversion Rate	Mandatory Conversion Date
Series A	4.75%	$1,000	6.6577 shares	8.1556 shares	April 15, 2022
Series B	5.00%	$1,000	5.0088 shares	6.1357 shares	April 15, 2023
For a full description of the Company’s stock-based compensation programs, refer to Note 19 of the Company’s financial statements as of and for the year ended December 31, 2020 included in the Company’s 2020 Annual Report. As of April 2, 2021, approximately 50 million shares of the Company’s common stock were reserved for issuance under the 2007 Omnibus Incentive Plan.
The following summarizes the components of the Company’s stock-based compensation expense ($ in millions):

	Three-Month Period Ended
	April 2, 2021	April 3, 2020
Restricted stock units (“RSUs”)/performance stock units (“PSUs”):
Pretax compensation expense	$33	$28
Income tax benefit	(7)	(6)
RSU/PSU expense, net of income taxes	26	22
Stock options:
Pretax compensation expense	21	17
Income tax benefit	(4)	(3)
Stock option expense, net of income taxes	17	14
Total stock-based compensation:
Pretax compensation expense	54	45
Income tax benefit	(11)	(9)
Total stock-based compensation expense, net of income taxes	$43	$36
Stock-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings. As of April 2, 2021, $261 million of total unrecognized compensation cost related to RSUs/PSUs is expected to be recognized over a weighted average period of approximately three years. As of April 2, 2021, $255 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately three years. Future compensation amounts will be adjusted for any changes in estimated forfeitures.

NOTE 14. NET EARNINGS PER COMMON SHARE
Basic net earnings per common share (“EPS”) is calculated by taking net earnings less the MCPS dividends divided by the weighted average number of common shares outstanding for the applicable period. Diluted net EPS is computed by taking net earnings plus the interest accrued on the Company’s LYONs (prior to their redemption in January 22, 2021) less the MCPS dividends divided by the weighted average number of common shares outstanding increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased with the proceeds from the issuance of the potentially dilutive shares. For the three-month periods ended April 2, 2021 and April 3, 2020, approximately 71 thousand and two million options, respectively, to purchase shares were not included in the diluted EPS calculation as the impact of their inclusion would have been anti-dilutive.
The impact of the MCPS Series A calculated under the if-converted method was dilutive for the three-month period ended April 2, 2021, and as such 11.0 million shares underlying the MCPS Series A were included in the calculation of diluted EPS and the related MCPS Series A dividends of $20 million were excluded from the calculation of net earnings for diluted EPS for the three-month period ended April 2, 2021. The impact of the MCPS Series B calculated under the if-converted method was anti-dilutive for the three-month period ended April 2, 2021 and as such 8.6 million shares underlying the MCPS Series B were excluded in the calculation of diluted EPS and the related MCPS Series B dividends of $21 million were included in the calculation of net earnings for diluted EPS for the three-month period ended April 2, 2021. The impact of the MCPS Series A calculated under the if-converted method was anti-dilutive for the three-month period ended April 3, 2020, and as such 12.4 million shares underlying the MCPS Series A were excluded from the diluted EPS calculation and the related MCPS Series A dividends were included in the calculation of net earnings for diluted EPS for the three-month period ended April 3, 2020.
Information related to the calculation of net earnings per common share is summarized as follows ($ and shares in millions, except per share amounts):

	Three-Month Period Ended
	April 2, 2021	April 3, 2020
Numerator:
Net earnings	$1,702	$595
MCPS dividends	(41)	(19)
Net earnings attributable to common stockholders for Basic EPS	1,661	576
Adjustment for interest on convertible debentures	—	—
Adjustment for MCPS dividends for dilutive MCPS	20	—
Net earnings attributable to common stockholders after assumed conversions for Diluted EPS	$1,681	$576

Denominator:
Weighted average common shares outstanding used in Basic EPS	713.2	697.2
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	10.7	9.4
Assumed conversion of the convertible debentures	0.2	1.3
Weighted average MCPS converted shares	11.0	—
Weighted average common shares outstanding used in Diluted EPS	735.1	707.9

Basic EPS	$2.33	$0.83
Diluted EPS	$2.29	$0.81

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

Segment results are shown below ($ in millions):

	Three-Month Period Ended
	April 2, 2021	April 3, 2020
Sales:
Life Sciences	$3,546	$1,650
Diagnostics	2,178	1,627
Environmental & Applied Solutions	1,134	1,066
Total	$6,858	$4,343

Operating profit:
Life Sciences	$1,151	$326
Diagnostics	626	251
Environmental & Applied Solutions	285	240
Other	(65)	(119)
Total	$1,997	$698

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide material information relevant to an assessment of Danaher Corporation’s (“Danaher,” the “Company,” “we,” “us” or “our”) financial condition and results of operations, including an evaluation of the amounts and certainty of cash flows from operations and from outside sources. The MD&A is designed to focus specifically on material events and uncertainties known to management that are reasonably likely to cause reported financial information not to be necessarily indicative of future operating results or of future financial condition. This includes descriptions and amounts of matters that have had a material impact on reported operations, as well as matters that are reasonably likely based on management’s assessment to have a material impact on future operations. The Company’s MD&A is divided into five sections:
•Information Relating to Forward-Looking Statements
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Estimates
You should read this discussion along with the Company’s MD&A and audited financial statements and Notes thereto as of and for the year ended December 31, 2020, included in the Company’s 2020 Annual Report and the Company’s Consolidated Condensed Financial Statements and related Notes as of and for the three-month period ended April 2, 2021 included in this Report.
Unless otherwise indicated, all financial results in this report refer to continuing operations.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this Report, in other documents we file with or furnish to the Securities and Exchange Commission (“SEC”), in our press releases, webcasts, conference calls, materials delivered to shareholders and other communications, are “forward-looking statements” within the meaning of the U.S. federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, pricing, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions and the integration thereof, divestitures, spin-offs, split-offs or other distributions, strategic opportunities, securities offerings, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; future regulatory approvals and the timing and conditionality thereof; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; future foreign currency exchange rates and fluctuations in those rates; the potential or anticipated direct or indirect impact of COVID-19 on our business, results of operations and/or financial condition; general economic and capital markets conditions; the anticipated timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that Danaher intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “should,” “could,” “intend,” “will,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words.
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
•International economic, political, legal, compliance, social and business factors (including without limitation the impact of the United Kingdom’s departure from the European Union (“EU”)) can negatively affect our business and financial statements.
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
See Part I—Item 1A of the Company’s 2020 Annual Report for further discussion regarding reasons that actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call, materials or other communication in which they are made. Except to the extent required by applicable law, we do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.

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

Business Performance and Outlook
During the first quarter of 2021, the Company’s overall revenues increased 58.0% compared to the comparable period of 2020. The acquisition of Cytiva contributed 34.5% to the increase in revenues and foreign currency exchange rates contributed 3.5% to the increase in revenues. Year-over-year core sales increased 20.0% in the first quarter of 2021 compared to the prior period while core sales including Cytiva increased 30.0% year-over-year. For the definition of “core sales” and “core sales including Cytiva” refer to “—Results of Operations” below.
Despite differences in our businesses, on an overall basis, the Company saw increased core sales growth in the first quarter. Geographically, areas where the spread of the coronavirus and shutdown measures have moderated generally saw greater improvement than the areas where the shutdown measures were still in effect. In addition to the geography-driven dynamic, COVID-19 related research and development among biotech and pharmaceutical customers generated strong demand for the Company’s bioprocessing, filtration, genomic and automation solutions in the Company’s life science businesses and COVID-19 related testing generated strong demand in the Company’s molecular diagnostics business. Cytiva’s core sales grew more than 75% (compared to the comparable 2020 period when the Cytiva business was owned by General Electric Company (“GE”)) reflecting strength in its served markets and its support in helping its customers develop and produce vaccines and therapeutics for COVID-19.
Geographically, the Company saw increases in core sales including Cytiva in both developed markets and the high-growth markets. Developed markets grew more than 20% during the first quarter of 2021 compared to the first quarter of 2020, driven primarily by North America and Western Europe. High-growth markets increased more than 45% during the first quarter of 2021 as compared to the comparable period of 2020, led primarily by growth in China, driven primarily by the recovery from the impact of the COVID-19 pandemic in 2020. High-growth markets represented approximately 31% of the Company’s total sales in the first quarter of 2021. For additional information regarding the Company’s sales by geographical region during the three-month periods ended April 2, 2021 and April 3, 2020, refer to Note 2 to the accompanying Consolidated Condensed Financial Statements.
The Company’s net earnings for the three-month period ended April 2, 2021 totaled $1.7 billion compared to $595 million for the three-month period ended April 3, 2020. Net earnings attributable to common stockholders for the three-month period ended April 2, 2021 totaled $1.66 billion or $2.29 per diluted common share compared to $576 million or $0.81 per diluted common share for the three-month period ended April 3, 2020. Net earnings from Cytiva and net earnings from increased core sales are the primary drivers of the year-over-year increase in net earnings and diluted net earnings per common share for the three-month period ended April 2, 2021.
While the ultimate impact of COVID-19 on the Company’s financial performance in future periods is highly uncertain, the Company expects core sales to grow in the second quarter of 2021 compared to the prior year. Demand for instruments and consumables related to COVID-19-related testing capabilities as well as supporting customers in pursuit and production of new COVID-19-related treatments and vaccines are expected to continue to drive overall growth while the performance of the Company’s other businesses are expected to continue to improve. As discussed below however, an increase of COVID-19 related cases and the re-imposition of significant government required restrictions could have a material negative impact on the Company’s financial statements.
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
We are also deploying our capabilities, expertise and scale to address the critical health needs related to COVID-19. We have developed and made available a diagnostic test for the rapid detection of COVID-19 and a diagnostic test that can detect antibodies in blood to confirm current or past exposure to COVID-19. In addition, our businesses are providing critical support to firms that are developing and producing vaccines and therapeutics for COVID-19, among other support. We estimate that COVID-19 related demand contributed approximately 20% to core revenue growth including Cytiva in the first quarter of 2021. As and to the extent the COVID-19 pandemic subsides we expect the demand for products and services related to COVID-19 will moderate, though to what level remains unclear.
As noted below and subject to the assumptions discussed below, the Company expects core sales to grow in the second quarter of 2021 compared to the prior year. However, due to the speed with which the COVID-19 situation continues to evolve, the global breadth of its spread, the range of governmental and community responses thereto and our geographic and business line diversity, its further impact on our business remains highly uncertain. Factors that will impact our future performance include, without imitation:
•the timing and extent of recovery in the global demand for our products and services;
•the pace at which medical providers resume patient care and testing that is not related to the COVID-19 pandemic, the timing of when research performed by laboratories and other institutions return to normal levels, and payment and funding dynamics related to the foregoing; and
•the development and rate of adoption of the products we are offering to help address the pandemic and the effects thereof; competitive product launches and related pricing pressure; impacts from changes in the mix of our product offerings; and the degree to which COVID-19 testing solutions and any vaccines and therapeutics are made available and utilized.
Acquisitions
During the three-month period ended April 2, 2021, the Company acquired six businesses for total consideration of $419 million in cash, net of cash acquired. The businesses acquired complement existing units of each of the Company’s three segments. The aggregate annual sales of the six businesses acquired in 2021 at the time of their acquisition, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $55 million.
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
Refer to Note 3 to the Consolidated Condensed Financial Statements for discussion regarding the Company’s acquisitions.
Currency Exchange Rates
On a year-over-year basis, currency exchange rates positively impacted reported sales by approximately 3.5% for the three-month period ended April 2, 2021, compared to the comparable period of 2020, primarily due to the weakening of the U.S. dollar against most major currencies in the first quarter of 2021. If the currency exchange rates in effect as of April 2, 2021 were to prevail throughout the remainder of 2021, currency exchange rates would increase the Company’s estimated full year 2021 sales by approximately 1.5% on a year-over-year basis. Any strengthening of the U.S. dollar against major currencies would adversely impact the Company’s sales and results of operations for the remainder of the year, and any further weakening of the U.S. dollar against major currencies would positively impact the Company’s sales and results of operations for the remainder of the year.

United Kingdom’s Exit From the EU (“Brexit”)
The United Kingdom (“UK”) ceased to be a member state of the EU on January 31, 2020 (commonly referred to as “Brexit”), and the transition period provided for in the withdrawal agreement entered by the UK and the EU ended on December 31, 2020. In December 2020, the UK and the EU agreed on a trade and cooperation agreement that applies provisionally until it is ratified by the parties to the agreement. On December 31, 2020, the UK passed legislation giving effect to the trade and cooperation agreement, while the EU has not yet formally adopted the agreement. The Company continues to monitor the status of Brexit and plan for potential impacts. To mitigate the potential impact of Brexit on the import of goods to the UK, the Company continues to strategically manage its inventory levels and logistical channels with respect to the UK. While the Company experienced only minor disruptions related to Brexit during the three-month period ended April 2, 2021, the ultimate impact of Brexit on the Company’s financial results in future periods is uncertain. For additional information, refer to the “Item 1A-Risk Factors” section of the Company’s 2020 Annual Report.

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
As noted above, beginning with results for the second quarter of 2020, the Company also presents core sales on a basis that includes Cytiva sales. Prior to the acquisition of Cytiva, Danaher calculated core sales growth solely on a basis that excluded sales from acquired businesses recorded prior to the first anniversary of the acquisition. However, given Cytiva’s significant size and historical core sales growth rate, in each case compared to Danaher’s existing businesses, management believes it is appropriate to also present core sales on a basis that includes Cytiva sales. Management believes this presentation provides useful information to investors by demonstrating the impact Cytiva has on the Company’s current growth profile, rather than waiting to demonstrate such impact 12 months after the acquisition when Cytiva would normally have been included in Danaher’s core sales calculation. Danaher calculates period-to-period core sales growth including Cytiva by adding Cytiva sales to core sales for both the baseline and current periods. Beginning in the second quarter of 2021, Cytiva sales will be included in core sales.
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
Core Sales Growth and Core Sales Growth Including Cytiva

% Change Three-Month Period Ended April 2, 2021 vs. Comparable 2020 Period
Total sales growth (GAAP)	58.0%
Impact of:
Acquisitions/divestitures	(34.5)%
Currency exchange rates	(3.5)%
Core sales growth (non-GAAP)	20.0%
Impact of Cytiva sales growth (net of divested product lines)	10.0%
Core sales growth including Cytiva (non-GAAP)	30.0%
Total Sales Growth
Total sales increased 58.0% during the three-month period ended April 2, 2021 compared to the three-month period ended April 3, 2020, primarily as a result of the increase in sales from the Cytiva Acquisition, as well as an increase in core sales resulting from the factors discussed below by segment. The impact of currency translation increased reported sales 3.5% on a year-over-year basis primarily due to the favorable impact of the weakening of the U.S. dollar in 2021 compared to 2020.
Operating Profit Performance
Operating profit margins increased 1,300 basis points from 16.1% during the three-month period ended April 3, 2020 to 29.1% for the three-month period ended April 2, 2021.
First quarter 2021 vs. first quarter 2020 operating profit margin comparisons were favorably impacted by:
•Higher 2021 core sales volumes, the impact of the mix of sales to higher margin product lines, lower overall spending levels for business travel and other business activities as a result of the pandemic, incremental year-over-year cost savings associated with continuing productivity improvement initiatives taken in 2020 and the impact of foreign currency exchange rates in the first quarter of 2021, net of incremental year-over-year costs associated with various new product development and sales, service and marketing growth investments - 910 basis points
•The incremental accretive effect in 2021 of acquired businesses, net of product line dispositions which did not qualify as discontinued operations - 355 basis points
•First quarter 2021 acquisition-related fair value adjustments to inventory and deferred revenue, net of first quarter 2020 transaction costs deemed significant and integration preparation costs, in each case related to the acquisition of Cytiva - 30 basis points
•First quarter 2021 impairment charge related to a trade name in the Diagnostics segment, net of first quarter 2020 impairment charges related to a facility in the Diagnostics segment and a trade name and other intangible assets in the Environmental & Applied Solutions segment - 5 basis points.

Business Segments
Sales by business segment for each of the periods indicated were as follows ($ in millions):

	Three-Month Period Ended
	April 2, 2021	April 3, 2020
Life Sciences	$3,546	$1,650
Diagnostics	2,178	1,627
Environmental & Applied Solutions	1,134	1,066
Total	$6,858	$4,343
For information regarding the Company’s sales by geographical region, refer to Note 2 to the accompanying Consolidated Condensed Financial Statements.

LIFE SCIENCES
The Company’s Life Sciences segment offers a broad range of instruments and consumables that are primarily used by customers to study the basic building blocks of life, including genes, proteins, metabolites and cells, in order to understand the causes of disease, identify new therapies, and test and manufacture new drugs and vaccines.
Life Sciences Selected Financial Data

	Three-Month Period Ended
($ in millions)	April 2, 2021	April 3, 2020
Sales	$3,546	$1,650
Operating profit	1,151	326
Depreciation	52	33
Amortization of intangible assets	277	90
Operating profit as a % of sales	32.5%	19.7%
Depreciation as a % of sales	1.5%	2.0%
Amortization as a % of sales	7.8%	5.4%
Core Sales Growth and Core Sales Growth Including Cytiva

% Change Three-Month Period Ended April 2, 2021 vs. Comparable 2020 Period
Total sales growth (GAAP)	115.0%
Impact of:
Acquisitions/divestitures	(90.5)%
Currency exchange rates	(4.0)%
Core sales growth (non-GAAP)	20.5%
Impact of Cytiva sales growth (net of divested product lines)	21.0%
Core sales growth including Cytiva (non-GAAP)	41.5%
Price increases in the segment contributed 1.0% to sales growth on a year-over-year basis during the three-month period ended April 2, 2021 and are reflected as a component of core sales growth (or core sales growth including Cytiva, as applicable).
During the first quarter of 2021, total segment sales increased 115.0% primarily as a result of the increase in sales from the Cytiva Acquisition and to a lesser extent, due to increased core sales resulting from the factors discussed below. The impact of currency translation increased reported sales 4.0% on a year-over-year basis primarily due to the favorable impact of the weakening of the U.S. dollar in 2021. In the first three months of 2021, the segment experienced increased COVID-19 related demand for instruments and consumables used in the bioprocessing end-market and recovering demand for non-COVID-19 applications versus the comparable period in 2020. Core sales for filtration, separation and purification technologies increased across most major geographies for the three-month period ended April 2, 2021 versus the comparable period in 2020, led by North America and the high-growth markets, primarily China. Demand for these products was led by the biopharmaceutical and microelectronics end-markets, partially offset by weaker demand in the aerospace end-market. Core sales of microscopy products increased during the three-month period across all major product lines, primarily due to recovery in demand for equipment in the life sciences research and medical end-markets as a result of the easing of the shutdown measures implemented in the prior year period. Geographically, demand for these products increased in North America, Western Europe and China. Demand for the Company’s flow cytometry and particle counting solutions increased in the three-month period across all major geographies and end-markets due to increased demand for genomic sample preparation consumables and automation products to support COVID-19 related research and testing. Core sales in the mass spectrometry business increased during the three-month period across most major end-markets driven in part by demand for new products. Geographically, demand for these products was led by China, North America and Japan. Core sales in the genomics consumables business increased during the three-month period across all major geographies and product lines, driven in part by demand for primer and probe kits related to COVID-19 testing.
The acquisition of Cytiva on March 31, 2020 has provided, and is expected to continue to provide additional sales and earnings growth opportunities for the Company’s Life Sciences segment by expanding the business’ geographic and product line diversity, including new product and service offerings that complement the Company’s biologics workflow solutions. Due to the proximity of the acquisition date to the end of the first quarter of 2020, there are no results of operations for Cytiva included in the Life Sciences segment in the first quarter of 2020. In the first quarter of 2021, Cytiva experienced significant increased demand across all major geographies, driven primarily by demand for instruments and consumables used in the research and development of COVID-19-related treatments and vaccines and to a lesser extent by the completion of a major project in China.
Depreciation and amortization increased during the three-month period ended April 2, 2021 as compared to the comparable period of 2020 due primarily to the acquisition of Cytiva.
Operating Profit Performance
Operating profit margins increased 1,280 basis points during the three-month period ended April 2, 2021 as compared to the comparable period of 2020.
First quarter 2021 vs. first quarter 2020 operating profit margin comparisons were favorably impacted by:
•Higher 2021 core sales volumes, the impact of the mix of sales to higher margin product lines, lower overall spending levels for business travel and other business activities as a result of the pandemic and incremental year-over-year cost savings associated with the continuing productivity improvement initiatives taken in 2020, net of incremental year-over-year costs associated with various sales, service and marketing growth investments and the impact of foreign currency exchange rates in the first quarter of 2021 - 660 basis points
•The incremental accretive effect in 2021 of acquired businesses, net of product line dispositions which did not qualify as discontinued operations - 750 basis points
First quarter 2021 vs. first quarter 2020 operating profit margin comparisons were unfavorably impacted by:
•First quarter 2021 acquisition-related fair value adjustments to inventory and deferred revenue related to the acquisition of Cytiva - 130 basis points

DIAGNOSTICS
The Company’s Diagnostics segment offers analytical instruments, reagents, consumables, software and services that hospitals, physicians’ offices, reference laboratories and other critical care settings use to diagnose disease and make treatment decisions.
Diagnostics Selected Financial Data

	Three-Month Period Ended
($ in millions)	April 2, 2021	April 3, 2020
Sales	$2,178	$1,627
Operating profit	626	251
Depreciation	93	94
Amortization of intangible assets	51	51
Operating profit as a % of sales	28.7%	15.4%
Depreciation as a % of sales	4.3%	5.8%
Amortization as a % of sales	2.3%	3.2%
Core Sales Growth

% Change Three-Month Period Ended April 2, 2021 vs. Comparable 2020 Period
Total sales growth (GAAP)	34.0%
Impact of:
Currency exchange rates	(3.0)%
Core sales growth (non-GAAP)	31.0%
Price increases in the segment contributed 0.5% to sales growth on a year-over-year basis during the three-month period ended April 2, 2021 and are reflected as a component of core sales growth.
During the first quarter of 2021, total segment sales increased 34.0% primarily as a result of increased core sales resulting from the factors discussed below. The impact of currency translation increased reported sales 3.0% on a year-over-year basis primarily due to the favorable impact of the weakening of the U.S. dollar in 2021 compared to 2020. In the first three months of 2021, the segment experienced increased year-over-year demand for instruments and consumables across most businesses as a result of COVID-19 related demand and the easing of the shutdowns and restrictions related to the pandemic which negatively impacted the comparable 2020 period, particularly in China. Core sales in the segment’s clinical lab business increased on a year-over-year basis for the three-month period ended April 2, 2021, driven primarily by increased demand in the immunoassay and chemistry product lines as laboratory testing volumes have continued to recover in most major geographies as the pandemic has subsided. Geographically, demand in the clinical lab business was led by China, Japan and Western Europe, partially offset by weaker demand in Latin America. During the three-month period, core sales in the molecular diagnostics business increased on a year-over-year basis across all major geographies, which contributed significantly to overall segment core sales growth. The business experienced particularly strong growth in sales of instruments and consumables in the three-month period ended April 2, 2021, driven by continued demand for diagnostic test solutions for COVID-19. Core sales in the acute care diagnostic business increased year-over-year in the three-month period from continued demand for blood gas and immunoassay product lines, led by demand in Japan, China and North America. Core sales in the pathology business grew year-over-year in all major geographies, driven by increased demand for core histology and advanced staining instruments, advanced staining consumables and pathology imaging products.
Operating Profit Performance
Operating profit margins increased 1,330 basis points during the three-month period ended April 2, 2021 as compared to the comparable period of 2020.
First quarter 2021 vs. first quarter 2020 operating profit margin comparisons were favorably impacted by:
•Higher 2021 core sales volumes, the impact of the mix of sales to higher margin product lines, lower overall spending levels for business travel and other business activities as a result of the pandemic, incremental year-over-year cost savings associated with the continuing productivity improvement initiatives taken in 2020 and the impact of foreign currency exchange rates in the first quarter of 2021, net of incremental year-over-year costs associated with various new product development, sales, service and marketing growth investments - 1,345 basis points
First quarter 2021 vs. first quarter 2020 operating profit margin comparisons were unfavorably impacted by:
•First quarter 2021 impairment charge related to a trade name, net of a first quarter 2020 impairment charge related to a facility - 15 basis points
Depreciation and amortization both decreased as a percentage of sales during the three-month period ended April 2, 2021, primarily as a result of the increase in sales.

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
Environmental & Applied Solutions Selected Financial Data

	Three-Month Period Ended
($ in millions)	April 2, 2021	April 3, 2020
Sales	$1,134	$1,066
Operating profit	285	240
Depreciation	11	12
Amortization of intangible assets	16	15
Operating profit as a % of sales	25.1%	22.5%
Depreciation as a % of sales	1.0%	1.1%
Amortization as a % of sales	1.4%	1.4%
Core Sales Growth

% Change Three-Month Period Ended April 2, 2021 vs. Comparable 2020 Period
Total sales growth (GAAP)	6.5%
Impact of:
Acquisitions/divestitures	(0.5)%
Currency exchange rates	(2.5)%
Core sales growth (non-GAAP)	3.5%
Price increases in the segment contributed 1.5% to sales growth on a year-over-year basis during the three-month period ended April 2, 2021, and are reflected as a component of core sales growth.
During the first quarter of 2021, total segment sales increased 6.5% primarily as a result of core sales growth (driven by the factors discussed below) and currency exchange rates. The impact of currency translation increased reported sales 2.5% on a year-over-year basis primarily due to the favorable impact of the weakening of the U.S. dollar in 2021. Sales from acquisitions, net of divestitures, increased reported sales by 0.5%. Core sales in the segment’s water quality business increased slightly during the three-month period ended April 2, 2021 compared to the comparable period of 2020. Year-over-year core sales in the analytical instrumentation product line increased in the three-month period, as increased demand in China more than offset declines in North America and Western Europe due to difficult prior year comparisons. Core sales in the business’ chemical treatment solutions product line decreased during the three-month period, as a result of lower demand in the oil and gas, consumer and industrial, and primary metals end-markets, partially offset by increased demand in the food and beverage and chemical end-markets. Geographically, year-over-year core sales for chemical treatment solutions decreased in North America and in Latin America. Core sales in the business’ ultraviolet water disinfection product line increased during the three-month period, as increased demand in China and North America offset weaker demand in Western Europe.
Core sales in the segment’s product identification businesses increased at a high-single digit rate during the three-month period ended April 2, 2021 compared to the comparable period of 2020. Core sales in the marking and coding business increased during the three-month period driven by increased demand in China and North America partially offset by lower demand in Western Europe. Demand for marking and coding equipment and consumables increased, led by demand in the industrial, food and beverage and pharmaceutical end-markets. For packaging and color solutions products and services, core sales increased in the three-month period, driven by increased demand for equipment in Western Europe, North America and the high-growth markets, led by China.
Operating Profit Performance
Operating profit margins increased 260 basis points during the three-month period ended April 2, 2021 as compared to the comparable period of 2020.
First quarter 2021 vs. first quarter 2020 operating profit margin comparisons were favorably impacted by:
•Higher 2021 core sales volumes, lower overall spending levels for business travel and other business activities as a result of the pandemic, incremental year-over-year cost savings associated with continuing productivity improvement initiatives taken in 2020 and the impact of foreign currency exchange rates in the first quarter of 2021, net of incremental year-over-year costs associated with sales, service and marketing growth investments - 245 basis points
•Impairment charges related to a trade name and other intangible assets in the first quarter of 2020 - 30 basis points
First quarter 2021 vs. first quarter 2020 operating profit margin comparisons were unfavorably impacted by:
•The incremental net dilutive effect in 2021 of acquired businesses - 15 basis points

COST OF SALES AND GROSS PROFIT

	Three-Month Period Ended
($ in millions)	April 2, 2021	April 3, 2020
Sales	$6,858	$4,343
Cost of sales	(2,605)	(1,900)
Gross profit	$4,253	$2,443
Gross profit margin	62.0%	56.2%
The year-over-year increase in cost of sales during the three-month period ended April 2, 2021 as compared to the comparable period in 2020, was due primarily to the impact of higher year-over-year sales volumes, including sales volumes from recently acquired businesses, and 2021 acquisition-related charges associated with fair value adjustments to inventory in connection with the Cytiva Acquisition, which increased cost of sales by $29 million during the three-month period ended April 2, 2021.
The year-over-year increase in gross profit margins during the three-month period ended April 2, 2021 as compared to the comparable period in 2020, was due primarily to higher year-over-year sales volumes, higher gross profit margins of recently acquired businesses, and the impact of the mix of sales to higher margin product lines. These items were partially offset by the impact of 2021 acquisition-related charges associated with fair value adjustments to inventory and deferred revenue in connection with the Cytiva Acquisition totaling $46 million, which adversely impacted gross profit margin during the three-month period ended April 2, 2021.

OPERATING EXPENSES

	Three-Month Period Ended
($ in millions)	April 2, 2021	April 3, 2020
Sales	$6,858	$4,343
Selling, general and administrative (“SG&A”) expenses	1,876	1,458
Research and development (“R&D”) expenses	380	287
SG&A as a % of sales	27.4%	33.6%
R&D as a % of sales	5.5%	6.6%
SG&A expenses as a percentage of sales declined for the three-month period ended April 2, 2021 as compared to the comparable period in 2020. The decline was driven by the benefit of increased leverage of the Company’s general and administrative cost base resulting from higher 2021 sales volumes, incremental year-over-year cost savings associated with the continuing productivity improvement initiatives taken in 2020, reduced travel and other business-related expenses in 2021 and $59 million of transaction costs incurred in the first quarter of 2020 related to the Cytiva Acquisition. These decreases were partially offset by incremental year-over-year amortization charges, primarily related to the Cytiva Acquisition in 2020, which adversely impacted SG&A as a percentage of sales by approximately 140 basis points, continued investments in sales and marketing growth initiatives and impairment charges related to a trade name in the first quarter of 2021, net of impairment charges related to a facility, a trade name and other intangible assets incurred in the first quarter of 2020.
R&D expenses (consisting principally of internal and contract engineering personnel costs) as a percentage of sales declined year-over-year primarily due to lower R&D expenses as a percentage of sales in businesses recently acquired as well as sales growth rates in 2021 exceeding the spending growth related to the Company's new product development initiatives.

OTHER INCOME (EXPENSE), NET
The Company disaggregates the service cost component of net periodic benefit costs of the noncontributory defined benefit pension plans and other postretirement employee benefit plans and presents the other components of net periodic benefit cost in other income (expense), net. These other components include the assumed rate of return on plan assets, partially offset by amortization of actuarial losses and interest and aggregated to a gain of $11 million for the three-month period ended April 2, 2021 compared to a gain of $5 million for the three-month period ended April 3, 2020.
The Company estimates the fair value of investments in equity securities using the Fair Value Alternative and records adjustments to fair value within net earnings. Additionally, the Company is a limited partner in partnerships that invest primarily in early stage companies. While the partnerships record these investments at fair value, the Company’s investments in the partnerships are accounted for under the equity method of accounting. During the three-month periods ended April 2, 2021 and April 3, 2020, the Company recorded realized and unrealized gains of $116 million (consisting of $27 million realized gains and $89 million unrealized gains) and unrealized losses of $7 million, respectively, related to changes in the fair value of these investments and the equity in earnings of the partnerships. The gains in 2021 were triggered by initial public offerings and other observable price changes in the investments, as well as the Company’s acquisition of some of the early stage companies.
During the first quarter of 2021, the Company divested certain product lines for a cash purchase price, net of cash transferred and transaction costs, of $26 million and recognized a pretax gain on sale of $13 million ($10 million after-tax). The divested product lines generated revenues in the Environmental & Applied Solutions segment of approximately $88 million in 2020. The divestiture of these product lines did not represent a strategic shift with a major effect on the Company’s operations and financial results and therefore is not reported as a discontinued operation.

INTEREST COSTS AND FINANCING
For a discussion of the Company’s outstanding indebtedness, refer to Note 7 to the accompanying Consolidated Condensed Financial Statements.
Interest expense of $58 million for the three-month period ended April 2, 2021 was $11 million higher than the comparable period of 2020, due primarily to the impact of the weaker U.S. dollar in the first quarter of 2021 on the interest expense for the Company’s foreign currency denominated debt (and U.S. dollar debt that has been converted into a foreign currency through cross-currency swap derivative contracts), partially offset by lower average debt balances in 2021 versus the comparable period of 2020.

Interest income of $4 million for the three-month period ended April 2, 2021 was $58 million lower than the comparable period of 2020, due primarily to lower average cash balances in 2021 due to the funding of the Cytiva Acquisition in 2020 and lower interest rates.

INCOME TAXES
The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended
	April 2, 2021	April 3, 2020
Effective tax rate	18.3%	16.3%
The effective tax rate for the three-month period ended April 2, 2021 differs from the U.S. federal statutory rate of 21.0% principally due to net discrete benefits of $44 million related primarily to excess tax benefits from stock-based compensation and the benefit from release of reserves for uncertain tax positions from audit settlements, net of changes in estimates associated with prior period uncertain tax positions. These items decreased the reported tax rate on a net basis by 2.1%.
The effective tax rate for the three-month period ended April 3, 2020 differs from the U.S. federal statutory rate of 21.0% principally due to the impact of net discrete benefits of $27 million related primarily to excess tax benefits from stock-based compensation and the release of reserves for uncertain tax positions due to the expiration of statutes of limitation. These items decreased the reported tax rate on a net basis by 3.8%.
The Company conducts business globally, and files numerous consolidated and separate income tax returns in federal, state and foreign jurisdictions. In addition to the Company’s significant presence in the U.S., the Company also has a significant presence in China, Denmark, Germany, Singapore, Sweden, Switzerland and the UK. Excluding these jurisdictions, the Company believes that a change in the statutory tax rate of any individual foreign country would not have a material impact on the Company’s financial statements given the geographical dispersion of the Company’s taxable income.
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
Refer to Note 10 to the Consolidated Condensed Financial Statements for discussion regarding the Company’s significant tax matters.

The Company expects its effective tax rate for the remainder of 2021 to be approximately 20.5%. The Company’s effective tax rate could vary as a result of many factors, including but not limited to the following:
•The expected rate for the remainder of 2021 includes the anticipated discrete income tax benefits from excess tax deductions related to the Company’s stock compensation programs, which are reflected as a reduction in tax expense, though the actual benefits (if any) will depend on the Company’s stock price and stock option exercise patterns.
•The actual mix of earnings by jurisdiction could fluctuate from the Company’s projection, particularly given the uncertainties related to the COVID-19 pandemic.
•The tax effects of other discrete items, including accruals related to tax contingencies, the resolution of worldwide tax matters, tax audit settlements, statute of limitations expirations and changes in tax regulations.
•Any future changes in tax law or recently proposed increases in tax rates, the impact of future regulations and guidance implementing the Tax Cuts and Jobs Act and any related additional tax planning efforts to address these changes.
As a result of the uncertainty in predicting these items, it is reasonably possible that the actual effective tax rate used for financial reporting purposes will change in future periods.

COMPREHENSIVE INCOME
For the three-month period ended April 2, 2021, comprehensive income decreased $124 million as compared to the comparable period of 2020, primarily driven by higher losses from foreign currency translation and cash flow hedge adjustments, partially offset by higher net earnings. The Company recorded a foreign currency translation loss of $922 million for the three-month period ended April 2, 2021, as compared to a loss of $154 million for the three-month period ended April 3, 2020. The Company recorded a loss of $42 million from cash flow hedge adjustments related to the Company’s cross-currency swap derivative contracts for the three-month period ended April 2, 2021, as compared to a gain of $422 million for the comparable period of 2020.

LIQUIDITY AND CAPITAL RESOURCES
Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company continues to generate substantial cash from operating activities and believes that its operating cash flows, cash on hand and other available sources of liquidity will be sufficient to allow it to continue investing in existing businesses, consummating strategic acquisitions and investments, paying interest and servicing debt, paying dividends, funding restructuring activities and managing its capital structure on a short-term and long-term basis.

Notwithstanding the foregoing, the Company continues to monitor the impact of the COVID-19 pandemic on the Company’s liquidity and capital resources. Historically, the Company has generally relied on borrowings under its commercial paper program to address liquidity requirements that exceed the capacity provided by its operating cash flows and cash on hand, while also accessing the capital markets from time to time to secure financing for more significant acquisitions. Subject to any limitations that may result from the COVID-19 pandemic (such as the disruptions in the financial and capital markets that occurred at times in 2020), the Company anticipates following the same approach in the future.
Following is an overview of the Company’s cash flows and liquidity ($ in millions):
Overview of Cash Flows and Liquidity

	Three-Month Period Ended
($ in millions)	April 2, 2021	April 3, 2020
Total cash provided by operating activities from continuing operations	$1,871	$826

Cash paid for acquisitions	$(419)	$(20,735)
Payments for additions to property, plant and equipment	(251)	(133)
Proceeds from sales of property, plant and equipment	12	1
Payments for purchases of investments	(420)	(37)
Proceeds from sale of investment	43	—
Proceeds from sale of product lines	26	—
All other investing activities	16	36
Total cash used in investing activities	$(993)	$(20,868)

(Payments for) proceeds from the issuance of common stock in connection with stock-based compensation	$(12)	$10
Payment of dividends	(169)	(138)
Net (repayments of) proceeds from borrowings (maturities of 90 days or less)	(1)	390
Net proceeds from borrowings (maturities longer than 90 days)	—	4,372
Net repayments of borrowings (maturities longer than 90 days)	(279)	—
All other financing activities	12	—
Total cash (used in) provided by financing activities	$(449)	$4,634
•Operating cash flows from continuing operations increased approximately $1.0 billion, or 127%, during the three-month period ended April 2, 2021 as compared to the comparable period of 2020, due to higher net earnings (after excluding charges for depreciation, amortization, stock compensation, gain on sale of product lines and unrealized investment gains/losses in both periods) and higher cash provided by prepaid expenses and other assets. These increases were partially offset by higher cash used in aggregate for inventories, trade accounts payable and accrued expenses and other liabilities and less cash provided by trade accounts receivables in 2021 compared to the prior year.
•Net cash used in investing activities consisted primarily of cash paid for acquisitions, investments and capital expenditures and decreased year-over-year primarily as a result of the Cytiva Acquisition. The Company acquired Cytiva in the first quarter of 2020 for total cash consideration of approximately $20.7 billion (net of approximately

$0.1 billion of acquired cash). Refer to Note 3 to the accompanying Consolidated Condensed Financial Statements for additional information on the Company’s acquisitions.
•As of April 2, 2021, the Company held approximately $6.3 billion of cash and cash equivalents.

Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impact reported cash flows.
Operating cash flows from continuing operations were approximately $1.9 billion for the first three months of 2021, an increase of approximately $1.0 billion, or 127%, as compared to the comparable period of 2020. The year-over-year change in operating cash flows from 2020 to 2021 was primarily attributable to the following factors:
•2021 operating cash flows reflected an increase of $1,107 million in net earnings for the first three months of 2021 as compared to the comparable period in 2020.
•Net earnings for the first three months of 2021 also reflected an increase of $134 million of depreciation, amortization (intangible assets and inventory step-up) stock compensation expense, gain on sale of product lines and unrealized investment gains/losses as compared to the comparable period of 2020. Amortization expense primarily relates to the amortization of intangible assets and inventory fair value adjustments. Depreciation expense relates to both the Company’s manufacturing and operating facilities as well as instrumentation leased to customers under operating-type lease arrangements. Depreciation, amortization and stock compensation are noncash expenses that decrease earnings without a corresponding impact to operating cash flows. Cash flows from the gain on sale of product lines are reflected in cash flows from investing activities while unrealized investment gains/losses impact net earnings without a impacting cash flows.
•The aggregate of trade accounts receivable, inventories and trade accounts payable used $150 million in operating cash flows during the first three months of 2021, compared to $17 million of operating cash flows provided in the comparable period of 2020. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories and trade accounts payable depends upon how effectively the Company manages the cash conversion cycle, which effectively represents the number of days that elapse from the day it pays for the purchase of raw materials and components to the collection of cash from its customers and can be significantly impacted by the timing of collections and payments in a period.
•The aggregate of prepaid expenses and other assets and accrued expenses and other liabilities used $164 million of operating cash flows during the first three months of 2021, compared to $135 million of operating cash flows used in the comparable period of 2020. The timing of cash payments for various employee-related liabilities, income taxes, customer funding and changes in accrued expenses, drove the majority of this change.
Dynamics relating to the COVID-19 pandemic could have an adverse impact on the Company’s operating cash flow if demand for the Company’s products related to COVID-19 declines or if the measures to contain and mitigate the spread of COVID-19 adversely impact the Company’s sales and earnings, the collections of accounts receivable, including delays in collections and increases in uncollectible receivables, and/or adversely impact our supply chain and inventory levels.

Investing Activities
Cash flows relating to investing activities consist of cash used for acquisitions and capital expenditures, including instruments leased to customers, cash used for investments and cash proceeds from divestitures of businesses or assets.
Net cash used in investing activities decreased approximately $19.9 billion in the three-month period ended April 2, 2021 compared to the comparable period of 2020, primarily as a result of the Company’s acquisition of Cytiva in the first quarter of 2020. For a discussion of the Company’s acquisitions and divestitures during the first three months of 2021 refer to “—Overview”.
Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development, improving information technology systems and the manufacture of instruments that are used in operating-type lease arrangements that certain of the Company’s businesses enter into with customers. Capital expenditures increased $118 million on a year-over-year basis for the three-month period ended April 2, 2021 compared to the comparable period in 2020, due to capital expenditures to support production of products related to testing, treatment and vaccines for COVID-19 and capital expenditures at Cytiva, partially offset by declines in expenditures for instruments used in operating-type lease arrangements.

For the full year 2021, the Company forecasts capital spending to be approximately $1.5 billion as a result of increased capital expenditures to increase capacity for diagnostic testing products and biopharma products (including COVID-19 related products) and capital expenditures as a result of the Cytiva Acquisition, though actual expenditures will ultimately depend on business conditions, including demand for the Company’s products related to COVID-19, regulatory requirements, and the capability of suppliers to support increased production.

Financing Activities and Indebtedness
Cash flows relating to financing activities typically consist primarily of cash flows associated with the issuance and repayments of commercial paper, issuance and repayment of notes payable and long-term debt, borrowings under committed credit facilities, issuance and repurchases of common stock, issuance of preferred stock and payments of cash dividends to shareholders. Financing activities used cash of $449 million during the three-month period ended April 2, 2021 compared to approximately $4.6 billion of cash provided in the comparable period of 2020. The year-over-year decrease in cash provided by financing activities was due primarily to cash provided in 2020 by the borrowings incurred to finance the remaining amounts needed to acquire Cytiva and for general corporate purposes.
For a description of the Company’s outstanding debt as of April 2, 2021 and the Company’s commercial paper programs and credit facility, refer to Note 7 to the accompanying Consolidated Condensed Financial Statements. As of April 2, 2021, the Company was in compliance with all of its respective debt covenants. Credit support for the Company’s commercial paper program is provided by the Five-Year Facility.
For a description of the Company’s financing of the Cytiva Acquisition, refer to Note 11 in the Company’s 2020 Annual Report.

Stock Repurchase Program
For information regarding the Company’s stock repurchase program, refer to Part II—Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”.

Dividends
Aggregate cash payments for dividends on Company common stock during the three-month period ended April 2, 2021 were $128 million and aggregate cash payments for dividends on the Company’s MCPS Shares during the three-month period ended April 2, 2021 were $41 million. The increase in dividend payments over the comparable period of 2020 primarily relates to dividends paid on the MCPS Series A and MCPS Series B, which were issued March 1, 2019 and May 12, 2020, respectively, as well as an increase in the quarterly dividend rate for common stock beginning with respect to the dividend paid in the second quarter of 2020.
In the first quarter of 2021, the Company declared a regular quarterly dividend of $0.21 per share of Company common stock payable on April 30, 2021 to holders of record as of March 26, 2021. In addition, the Company declared a quarterly cash dividend of $11.875 per MCPS Series A that was paid on April 15, 2021 to holders of record as of March 31, 2021 and quarterly cash dividend of $12.50 per MCPS Series B that was paid on April 15, 2021 to holders of record as of March 31, 2021.

Cash and Cash Requirements
As of April 2, 2021, the Company held approximately $6.3 billion of cash and cash equivalents that were held on deposit with financial institutions or invested in highly liquid investment-grade debt instruments with a maturity of 90 days or less. Of the cash and cash equivalents, $386 million was held within the United States and approximately $5.9 billion was held outside of the United States. The Company will continue to have cash requirements to support general corporate purposes, which may include working capital needs, capital expenditures and acquisitions, paying interest and servicing debt, paying taxes and any related interest or penalties, funding its restructuring activities and pension plans as required, paying dividends to shareholders, repurchasing shares of the Company’s common stock and supporting other business needs.
The Company generally intends to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, the Company may also borrow under its commercial paper programs (if available) or borrow under the Company’s $5.0 billion unsecured revolving credit facility with a syndicate of banks that expires on August 24, 2024, subject to a one-year extension option at the request of the Company with the consent of the lenders (the “Five-Year Facility”), enter into new credit facilities and either borrow directly thereunder or use such credit facilities to backstop additional borrowing capacity under its commercial paper programs (if available) and/or access the capital markets (if available). The Company also may from time to time seek to access the capital markets to take advantage of favorable interest rate environments or other market conditions. With respect to the commercial paper scheduled to mature during the remainder of 2021, the Company expects to repay the principal amounts when due using proceeds from new issuances of commercial paper (if available), drawing on its Five-Year Facility and/or proceeds from other debt issuances.
While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company’s foreign cash could be repatriated to the United States. Following enactment of the Tax Cuts and Jobs Act and the associated Transition Tax, in general, repatriation of cash to the United States can be completed with no incremental U.S. tax; however, repatriation of cash could subject the Company to non-U.S. taxes on distributions. The cash that the Company’s non-U.S. subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. The income taxes, if any, applicable to such earnings including basis differences in our foreign subsidiaries are not readily determinable. As of April 2, 2021, management believes that it has sufficient sources of liquidity to satisfy its cash needs, including its cash needs in the United States.
During 2021, the Company’s cash contribution requirements for its U.S. and non-U.S. defined benefit pension plans are forecasted to be approximately $10 million and $50 million, respectively. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.

CRITICAL ACCOUNTING ESTIMATES
There were no material changes to the Company’s critical accounting estimates described in the 2020 Annual Report that have a material impact on the Company’s Consolidated Condensed Financial Statements and the related Notes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Instruments and Risk Management,” in the Company’s 2020 Annual Report. There were no material changes during the quarter ended April 2, 2021 to this information reported in the Company’s 2020 Annual Report.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
For additional information regarding legal proceedings, refer to the section titled “Legal Proceedings” in the MD&A section of the Company’s 2020 Annual Report.

ITEM 1A. RISK FACTORS
Information regarding risk factors can be found in “Management’s Discussion and Analysis of Financial Condition and Results
of Operations—Information Related to Forward-Looking Statements,” in Part I—Item 2 of this Form 10-Q and in Part I—Item
1A of Danaher’s 2020 Annual Report on Form 10-K. There were no material changes during the quarter ended April 2, 2021 to the risk factors reported in the Company’s 2020 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the three-month period ended April 2, 2021. On July 16, 2013, the Company’s Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Repurchase Program, and the timing and amount of any shares repurchased under the program will be determined by the Company’s management based on its evaluation of market conditions and other factors. The Repurchase Program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plans) and for other corporate purposes. As of April 2, 2021, 20 million shares remained available for repurchase pursuant to the Repurchase Program. The Company expects to fund any future stock repurchases using the Company’s available cash balances or proceeds from the issuance of debt.
During the first quarter of 2021, holders of certain of the Company’s Liquid Yield Option Notes due 2021 (“LYONS”) converted such LYONS into an aggregate of 912 thousand shares of Danaher common stock, par value $0.01 per share. In each case, the shares of common stock were issued solely to existing security holders upon conversion of the LYONs pursuant to the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended.

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

DANAHER CORPORATION

Date:	April 21, 2021	By:	/s/ Matthew R. McGrew
Matthew R. McGrew
Executive Vice President and Chief Financial Officer

Date:	April 21, 2021	By:	/s/ Robert S. Lutz
Robert S. Lutz
Senior Vice President and Chief Accounting Officer