Form 10-Q
period 2021-07-02
DANAHER CORP /DE/
filed 2021-07-22
CIK 313616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The number of shares of common stock outstanding at July 16, 2021 was 713,899,565.

DANAHER CORPORATION
INDEX
FORM 10-Q

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ in millions, except per share amount)
(unaudited)

	July 2, 2021	December 31, 2020
ASSETS
Current assets:
Cash and equivalents	$7,322	$6,035
Trade accounts receivable, less allowance for doubtful accounts of $117 and $132, respectively	4,103	4,045
Inventories:
Finished goods	1,300	1,232
Work in process	433	369
Raw materials	814	691
Total inventories	2,547	2,292
Prepaid expenses and other current assets	1,420	1,430
Total current assets	15,392	13,802
Property, plant and equipment, net of accumulated depreciation of $3,331 and $3,182, respectively	3,410	3,262
Other long-term assets	3,118	2,395
Goodwill	35,590	35,420
Other intangible assets, net	20,517	21,282
Total assets	$78,027	$76,161
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$23	$11
Trade accounts payable	1,967	2,049
Accrued expenses and other liabilities	4,835	5,342
Total current liabilities	6,825	7,402
Other long-term liabilities	8,036	7,789
Long-term debt	20,400	21,193
Stockholders’ equity:
Preferred stock, no par value, 15.0 million shares authorized; 1.65 million shares of 4.75% Mandatory Convertible Preferred Stock, Series A, issued and outstanding as of July 2, 2021 and December 31, 2020; 1.72 million shares of 5.00% Mandatory Convertible Preferred Stock, Series B, issued and outstanding as of July 2, 2021 and December 31, 2020	3,268	3,268
Common stock - $0.01 par value, 2.0 billion shares authorized; 854.4 million issued and 713.8 million outstanding as of July 2, 2021; 851.3 million issued and 711.0 million outstanding as of December 31, 2020	9	9
Additional paid-in capital	9,890	9,698
Retained earnings	30,264	27,159
Accumulated other comprehensive income (loss)	(675)	(368)
Total Danaher stockholders’ equity	42,756	39,766
Noncontrolling interests	10	11
Total stockholders’ equity	42,766	39,777
Total liabilities and stockholders’ equity	$78,027	$76,161
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three-Month Period Ended		Six-Month Period Ended
	July 2, 2021	July 3, 2020	July 2, 2021		July 3, 2020
Sales	$7,218	$5,297	$14,076		$9,640
Cost of sales	(2,821)	(2,445)	(5,426)		(4,345)
Gross profit	4,397	2,852	8,650		5,295
Operating costs:
Selling, general and administrative expenses	(1,966)	(1,685)	(3,842)		(3,143)
Research and development expenses	(426)	(323)	(806)		(610)
Operating profit	2,005	844	4,002		1,542
Nonoperating income (expense):
Other income (expense), net	97	454	237		452
Interest expense	(62)	(78)	(120)		(125)
Interest income	3	1	7		63
Earnings from continuing operations before income taxes	2,043	1,221	4,126		1,932
Income taxes	(344)	(294)	(725)		(410)
Net earnings from continuing operations	1,699	927	3,401		1,522
Earnings from discontinued operations, net of income taxes	86	—	86		—
Net earnings	1,785	927	3,487		1,522
Mandatory convertible preferred stock dividends	(41)	(35)	(82)		(54)
Net earnings attributable to common stockholders	$1,744	$892	$3,405		$1,468
Net earnings per common share from continuing operations:
Basic	$2.32	$1.27	$4.65		$2.09	(a)
Diluted	$2.28	$1.24	$4.57		$2.06	(a)
Net earnings per common share from discontinued operations:
Basic	$0.12	$—	$0.12		$—
Diluted	$0.12	$—	$0.12		$—
Net earnings per common share:
Basic	$2.44	$1.27	$4.77		$2.09	(a)
Diluted	$2.40	$1.24	$4.68	(a)(b)	$2.06	(a)
Average common stock and common equivalent shares outstanding:
Basic	714.5	705.1	713.9		701.1
Diluted	736.0	718.2	735.6		713.1
(a) Net earnings per common share amounts for the relevant three-month periods do not add to the six-month period amounts due to rounding.
(b) Net earnings per common share amounts do not add due to rounding.

See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three-Month Period Ended		Six-Month Period Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Net earnings	$1,785	$927	$3,487	$1,522
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	409	1,077	(513)	923
Pension and postretirement plan benefit adjustments	11	8	21	16
Unrealized gain (loss) on available-for-sale securities adjustments	(1)	—	(1)	1
Cash flow hedge adjustments	228	(157)	186	265
Total other comprehensive income (loss), net of income taxes	647	928	(307)	1,205
Comprehensive income	$2,432	$1,855	$3,180	$2,727
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ in millions)
(unaudited)

	Three-Month Period Ended		Six-Month Period Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Preferred stock:
Balance, beginning of period	$3,268	$1,600	$3,268	$1,600
Issuance of Mandatory Convertible Preferred Stock	—	1,668	—	1,668
Balance, end of period	$3,268	$3,268	$3,268	$3,268
Common stock:
Balance, beginning of period	$9	$8	$9	$8
Issuance of common stock	—	1	—	1
Balance, end of period	$9	$9	$9	$9
Additional paid-in capital:
Balance, beginning of period	$9,794	$7,630	$9,698	$7,565
Common stock-based award and other activity	96	107	158	171
Common stock issued in connection with LYONs’ conversions, including tax benefit of $0, $3, $10 and $3, respectively	—	10	34	11
Issuance of common stock	—	1,728	—	1,728
Balance, end of period	$9,890	$9,475	$9,890	$9,475
Retained earnings:
Balance, beginning of period	$28,670	$24,608	$27,159	$24,166
Adoption of accounting standards	—	—	—	(8)
Net earnings	1,785	927	3,487	1,522
Common stock dividends declared	(150)	(127)	(300)	(253)
Mandatory Convertible Preferred Stock dividends declared	(41)	(35)	(82)	(54)
Balance, end of period	$30,264	$25,373	$30,264	$25,373
Accumulated other comprehensive income (loss):
Balance, beginning of period	$(1,322)	$(2,791)	$(368)	$(3,068)
Other comprehensive income (loss)	647	928	(307)	1,205
Balance, end of period	$(675)	$(1,863)	$(675)	$(1,863)
Noncontrolling interests:
Balance, beginning of period	$11	$11	$11	$11
Change in noncontrolling interests	(1)	—	(1)	—
Balance, end of period	$10	$11	$10	$11
Total stockholders’ equity, end of period	$42,766	$36,273	$42,766	$36,273
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Six-Month Period Ended
	July 2, 2021	July 3, 2020
Cash flows from operating activities:
Net earnings	$3,487	$1,522
Less: earnings from discontinued operations, net of income taxes	86	—
Net earnings from continuing operations	3,401	1,522
Noncash items:
Depreciation	336	304
Amortization of intangible assets	691	471
Amortization of acquisition-related inventory fair value step-up	29	197
Stock-based compensation expense	107	92
Pretax gain on sale of product lines and investment (gains) losses	(215)	(455)
Change in trade accounts receivable, net	(71)	274
Change in inventories	(292)	(267)
Change in trade accounts payable	(70)	(160)
Change in prepaid expenses and other assets	143	62
Change in accrued expenses and other liabilities	(68)	231
Total operating cash provided by continuing operations	3,991	2,271
Total operating cash used in discontinued operations	—	(7)
Net cash provided by operating activities	3,991	2,264
Cash flows from investing activities:
Cash paid for acquisitions	(1,065)	(20,736)
Payments for additions to property, plant and equipment	(556)	(288)
Proceeds from sales of property, plant and equipment	13	1
Payments for purchases of investments	(552)	(128)
Proceeds from sale of investment	56	—
Proceeds from sale of product lines	26	810
All other investing activities	18	12
Total cash used in investing activities for continuing operations	(2,060)	(20,329)
Cash flows from financing activities:
Proceeds from the issuance of common stock in connection with stock-based compensation	25	69
Proceeds from the sale of common stock, net of issuance costs	—	1,729
Proceeds from the sale of preferred stock, net of issuance costs	—	1,668
Payment of dividends	(360)	(283)
Net proceeds from (repayments of) borrowings (maturities of 90 days or less)	13	(3,377)
Net proceeds from borrowings (maturities longer than 90 days)	—	7,691
Net repayments of borrowings (maturities longer than 90 days)	(279)	(3,750)
All other financing activities	13	(2)
Total cash (used in) provided by financing activities for continuing operations	(588)	3,745
Effect of exchange rate changes on cash and equivalents	(56)	(53)
Net change in cash and equivalents	1,287	(14,373)
Beginning balance of cash and equivalents	6,035	19,912
Ending balance of cash and equivalents	$7,322	$5,539
Supplemental disclosures:
Cash interest payments	$150	$118
Cash income tax payments	568	333
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
In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of July 2, 2021 and December 31, 2020, its results of operations for the three and six-month periods ended July 2, 2021 and July 3, 2020 and its cash flows for each of the six-month periods then ended.
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
Operating Leases—As of July 2, 2021 and December 31, 2020, operating lease right-of-use assets where the Company was the lessee were $968 million and $942 million, respectively, and are included within other long-term assets in the accompanying Consolidated Condensed Balance Sheets.  The associated operating lease liabilities were $1,008 million and $974 million as of July 2, 2021 and December 31, 2020, respectively, and are included in accrued expenses and other liabilities and other long-term liabilities.

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

	Foreign Currency Translation Adjustments	Pension and Postretirement Plan Benefit Adjustments		Unrealized Gain (Loss) on Available-For-Sale Securities Adjustments	Cash Flow Hedge Adjustments		Total
For the Three-Month Period Ended July 2, 2021:
Balance, April 2, 2021	$(177)	$(918)		$—	$(227)		$(1,322)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	419	—		(1)	192		610
Income tax impact	(10)	—		—	—		(10)
Other comprehensive income (loss) before reclassifications, net of income taxes	409	—		(1)	192		600
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	15	(a)	—	36	(b)	51
Income tax impact	—	(4)		—	—		(4)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	11		—	36		47
Net current period other comprehensive income (loss), net of income taxes	409	11		(1)	228		647
Balance, July 2, 2021	$232	$(907)		$(1)	$1		$(675)

For the Three-Month Period Ended July 3, 2020:
Balance, April 3, 2020	$(2,327)	$(773)		$—	$309		$(2,791)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	1,071	—		—	(354)		717
Income tax impact	6	—		—	74		80
Other comprehensive income (loss) before reclassifications, net of income taxes	1,077	—		—	(280)		797
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	11	(a)	—	156	(b)	167
Income tax impact	—	(3)		—	(33)		(36)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	8		—	123		131
Net current period other comprehensive income (loss), net of income taxes	1,077	8		—	(157)		928
Balance, July 3, 2020	$(1,250)	$(765)		$—	$152		$(1,863)
(a) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost (refer to Notes 9 and 11 for additional details).
(b) Reflects reclassification to earnings related to hedges of certain long-term debt (refer to Note 8 for additional details).

	Foreign Currency Translation Adjustments	Pension and Postretirement Plan Benefit Adjustments		Unrealized Gain (Loss) on Available-For-Sale Securities Adjustments	Cash Flow Hedge Adjustments		Total
For the Six-Month Period Ended July 2, 2021:
Balance, December 31, 2020	$745	$(928)		$—	$(185)		$(368)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	(498)	—		(1)	302		(197)
Income tax impact	(15)	—		—	—		(15)
Other comprehensive income (loss) before reclassifications, net of income taxes	(513)	—		(1)	302		(212)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	28	(a)	—	(116)	(b)	(88)
Income tax impact	—	(7)		—	—		(7)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	21		—	(116)		(95)
Net current period other comprehensive income (loss), net of income taxes	(513)	21		(1)	186		(307)
Balance, July 2, 2021	$232	$(907)		$(1)	$1		$(675)

For the Six-Month Period Ended July 3, 2020:
Balance, December 31, 2019	$(2,173)	$(781)		$(1)	$(113)		$(3,068)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	939	—		1	297		1,237
Income tax impact	(16)	—		—	(45)		(61)
Other comprehensive income (loss) before reclassifications, net of income taxes	923	—		1	252		1,176
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	22	(a)	—	17	(b)	39
Income tax impact	—	(6)		—	(4)		(10)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	16		—	13		29
Net current period other comprehensive income (loss), net of income taxes	923	16		1	265		1,205
Balance, July 3, 2020	$(1,250)	$(765)		$—	$152		$(1,863)
(a) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost (refer to Notes 9 and 11 for additional details).
(b) Reflects reclassification to earnings related to hedges of certain long-term debt (refer to Note 8 for additional details).

NOTE 2. REVENUE
The following tables present the Company’s revenues disaggregated by geographical region and revenue type for the three and six-month periods ended July 2, 2021 and July 3, 2020 ($ in millions). Sales taxes and other usage-based taxes collected from customers are excluded from revenue.

	Life Sciences	Diagnostics	Environmental & Applied Solutions	Total
For the Three-Month Period Ended July 2, 2021:
Geographical region:
North America	$1,349	$970	$497	$2,816
Western Europe	1,052	443	275	1,770
Other developed markets	209	111	30	350
High-growth markets (a)	1,124	812	346	2,282
Total	$3,734	$2,336	$1,148	$7,218

Revenue type:
Recurring	$2,640	$2,022	$658	$5,320
Nonrecurring	1,094	314	490	1,898
Total	$3,734	$2,336	$1,148	$7,218

For the Three-Month Period Ended July 3, 2020:
Geographical region:
North America	$999	$691	$452	$2,142
Western Europe	712	315	220	1,247
Other developed markets	178	96	29	303
High-growth markets (a)	753	558	294	1,605
Total	$2,642	$1,660	$995	$5,297

Revenue type:
Recurring	$1,900	$1,335	$580	$3,815
Nonrecurring	742	325	415	1,482
Total	$2,642	$1,660	$995	$5,297
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

	Life Sciences	Diagnostics	Environmental & Applied Solutions	Total
For the Six-Month Period Ended July 2, 2021:
Geographical region:
North America	$2,612	$1,942	$989	$5,543
Western Europe	2,022	858	554	3,434
Other developed markets	434	229	59	722
High-growth markets (a)	2,212	1,485	680	4,377
Total	$7,280	$4,514	$2,282	$14,076

Revenue type:
Recurring	$5,169	$3,924	$1,306	$10,399
Nonrecurring	2,111	590	976	3,677
Total	$7,280	$4,514	$2,282	$14,076

For the Six-Month Period Ended July 3, 2020
Geographical region:
North America	$1,620	$1,446	$949	$4,015
Western Europe	1,183	625	476	2,284
Other developed markets	331	194	59	584
High-growth markets (a)	1,158	1,022	577	2,757
Total	$4,292	$3,287	$2,061	$9,640

Revenue type:
Recurring	$3,059	$2,763	$1,200	$7,022
Nonrecurring	1,233	524	861	2,618
Total	$4,292	$3,287	$2,061	$9,640
(a) The Company defines high-growth markets as developing markets of the world experiencing extended periods of accelerated growth in gross domestic product and infrastructure which include Eastern Europe, the Middle East, Africa, Latin America and Asia (with the exception of Japan, Australia and New Zealand). The Company defines developed markets as all markets that are not high-growth markets.
The Company sells equipment to customers as well as consumables, software licenses and services, some of which customers purchase on a recurring basis. Consumables sold for use with the equipment sold by the Company are typically critical to the use of the equipment and are typically used on a one-time or limited basis, requiring frequent replacement in the customer’s operating cycle. Examples of these consumables include reagents used in diagnostic tests, filters used in filtration, separation and purification processes and cartridges for marking and coding equipment. Additionally, some of the Company’s consumables are used on a standalone basis, such as water treatment solutions. The Company separates its goods and services between those typically sold on a recurring basis and those typically sold on a nonrecurring basis. Recurring revenue includes revenue from consumables, services, software licenses recognized over time, software-as-a-service licenses, sales-and-usage based royalties and operating-type leases (“OTLs”). Nonrecurring revenue includes sales from equipment, software licenses recognized at a point in time and sales-type leases (“STLs”). OTLs and STLs are included in the above revenue amounts. For the three-month periods ended July 2, 2021 and July 3, 2020, lease revenue was $110 million. For the six-month periods ended July 2, 2021 and July 3, 2020, lease revenue was $219 million and $220 million, respectively.
Remaining performance obligations related to Topic 606, Revenue from Contracts with Customers, represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period. As of July 2, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $3.2 billion. The Company expects to recognize revenue on approximately 48% of the remaining performance obligations over the next 12 months, 25% over the subsequent 12 months, and the remainder recognized thereafter.

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (“contract assets”) and deferred revenue, customer deposits and billings in excess of revenue recognized (“contract liabilities”) on the Consolidated Condensed Balance Sheets. Most of the Company’s long-term contracts are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in billing occurring subsequent to revenue recognition resulting in contract assets. Contract assets are generally classified as other current assets in the Consolidated Condensed Balance Sheets. The balance of contract assets as of July 2, 2021 and December 31, 2020 was $94 million and $65 million, respectively.
The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the Consolidated Condensed Balance Sheets based on the timing of when the Company expects to recognize revenue. As of July 2, 2021 and December 31, 2020, contract liabilities were approximately $1.7 billion and $1.4 billion, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets. The increase in the contract liability balance during the six-month period ended July 2, 2021 was primarily a result of cash payments received in advance of satisfying performance obligations and acquisitions, partially offset by revenue recognized during the year that was included in the opening contract liability balance. Revenue recognized during the six-month periods ended July 2, 2021 and July 3, 2020 that was included in the contract liability balance on December 31, 2020 and December 31, 2019 was $775 million and $419 million, respectively. Contract assets and liabilities are reported on the accompanying Consolidated Condensed Balance Sheets on a contract-by-contract basis.

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
The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. In the months after closing, as the Company obtains additional information about these assets and liabilities, including through tangible and intangible asset appraisals, and learns more about the newly acquired business, it is able to refine the estimates of fair value and more accurately allocate the purchase price. The fair values of acquired intangibles are determined based on estimates and assumptions that are deemed reasonable by the Company. Significant assumptions include the discount rates and certain assumptions that form the basis of the forecasted results of the acquired business including revenue, earnings before interest, taxes, depreciation and amortization (“EBITDA”), growth rates, royalty rates and technology obsolescence rates. These assumptions are forward looking and could be affected by future economic and market conditions. The Company engages third-party valuation specialists who review the Company’s critical assumptions and calculations of the fair value of acquired intangible assets in connection with significant acquisitions. Only facts and circumstances that existed as of the acquisition date are considered for subsequent adjustment. The Company is continuing to evaluate certain pre-acquisition contingencies associated with its 2021 and 2020 acquisitions and is also in the process of obtaining valuations of certain acquisition-related assets and liabilities in connection with these acquisitions. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.
During the six-month period ended July 2, 2021, the Company acquired nine businesses for total consideration of approximately $1.1 billion in cash, net of cash acquired. The businesses acquired complement existing units of each of the Company’s three segments. The aggregate annual sales of the nine businesses acquired in 2021 at the time of their acquisition, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were $93 million.

The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the six-month period ended July 2, 2021 ($ in millions):

Trade accounts receivable	$16
Inventories	26
Property, plant and equipment	11
Goodwill	808
Other intangible assets, primarily technology, customer relationships and trade names	348
Trade accounts payable	(8)
Deferred tax liabilities	(83)
Other assets and liabilities, net	(40)
Fair value of net assets acquired	1,078
Less: noncash consideration	(13)
Net cash consideration	$1,065
On March 31, 2020, the Company acquired the Biopharma business of General Electric Company’s (“GE”) Life Sciences division, now known as Cytiva, for a cash purchase price of approximately $20.7 billion (net of approximately $0.1 billion of acquired cash) and the assumption of approximately $0.4 billion of pension liabilities (the “Cytiva Acquisition”). Cytiva is a leading provider of instruments, consumables and software that support the research, discovery, process development and manufacturing workflows of biopharmaceutical drugs. Cytiva is included in the Company’s Life Sciences segment results beginning in the second quarter of 2020. The acquisition has provided and is expected to provide additional sales and earnings growth opportunities for the Company’s Life Sciences segment by expanding the business’ geographic and product line diversity, including new product and service offerings that complement the Company’s current biologics workflow solutions. To fulfill a condition to obtaining certain regulatory approvals for the closing of the transaction, on April 30, 2020, the Company divested certain of its existing product lines in the Life Sciences segment for a cash purchase price, net of cash transferred and transaction costs, of $826 million (of which $810 million was received in the second quarter of 2020 and the remaining $16 million was received in the third quarter of 2020) and recognized a pretax gain on sale of $455 million ($305 million after-tax or $0.42 per diluted common share). The divested product lines in the aggregate generated revenues of approximately $170 million in 2019. The divestiture of these product lines did not represent a strategic shift with a major effect on the Company’s operations and financial results and therefore is not reported as a discontinued operation.
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

	Three-Month Period Ended		Six-Month Period Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Sales	$7,227	$5,345	$14,118	$10,465
Net earnings from continuing operations	1,697	553	3,430	1,061
Diluted net earnings per common share from continuing operations (a)	2.28	0.72	4.61	1.41
(a) Diluted net earnings per common share from continuing operations is calculated by adding the interest accrued on the Company’s LYONs to net earnings from continuing operations and deducting the MCPS dividends from net earnings from continuing operations for the anti-dilutive MCPS shares (refer to Note 14 for additional information).
The 2021 unaudited pro forma sales and net earnings set forth above were adjusted to exclude the pretax impact of $46 million of non-recurring acquisition date fair value adjustments to inventory and deferred revenue related to the Cytiva Acquisition in the six-month period ended July 2, 2021. The 2020 unaudited pro forma sales and net earnings were adjusted to include the impact of these items.
In addition, acquisition-related transaction costs of $59 million for the six-month period ended July 3, 2020, associated with the Cytiva Acquisition were excluded from pro forma net earnings. The pretax gain of $455 million ($305 million after-tax) for the three and six-month periods ended July 3, 2020 related to the divestiture of certain product lines that was required as a condition to obtaining certain regulatory approvals for the closing of the Cytiva Acquisition was excluded from the 2020 pro forma net earnings.
Pending Acquisition
On June 17, 2021, the Company entered into a definitive agreement to purchase Aldevron, L.L.C. (“Aldevron”) for a cash purchase price of approximately $9.6 billion (the “Aldevron Acquisition”). Aldevron manufactures high-quality plasmid DNA, mRNA and proteins, serving biotechnology and pharmaceutical customers across research, clinical and commercial applications. Aldevron generated revenues of approximately $300 million in 2020. The Company expects to include the Aldevron business within the Life Sciences segment. The acquisition of Aldevron is expected to provide additional sales and earnings opportunities for the Company by expanding product line diversity, including new product offerings supporting genomic medicine. The transaction is subject to customary closing conditions, including receipt of applicable regulatory approvals.
The Company expects to finance the Aldevron Acquisition using cash on hand and/or the proceeds from the issuance of commercial paper.

NOTE 4. DISCONTINUED OPERATIONS
On July 2, 2016, the Company completed the separation of its former Test & Measurement segment, Industrial Technologies segment (excluding the product identification businesses) and retail/commercial petroleum business by distributing to Danaher stockholders on a pro rata basis all of the issued and outstanding common stock of Fortive Corporation (“Fortive”), the entity the Company incorporated to hold such businesses. For the three and six-month periods ended July 2, 2021, the Company recorded an income tax benefit of $86 million related to the release of previously provided reserves associated with uncertain tax positions on certain of the Company’s tax returns which were jointly filed with Fortive entities. These reserves were released due to the expiration of statutes of limitations for those returns. This income tax benefit is included in earnings from discontinued operations, net of income taxes in the accompanying Consolidated Condensed Statements of Earnings.

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS
The following is a rollforward of the Company’s goodwill ($ in millions):

Balance, December 31, 2020	$35,420
Attributable to 2021 acquisitions	808
Attributable to 2021 divestitures	(12)
Adjustments due to finalization of purchase price allocations	(8)
Foreign currency translation and other	(618)
Balance, July 2, 2021	$35,590
The carrying value of goodwill by segment is summarized as follows ($ in millions):

	July 2, 2021	December 31, 2020
Life Sciences	$26,025	$25,812
Diagnostics	7,030	7,082
Environmental & Applied Solutions	2,535	2,526
Total	$35,590	$35,420
The Company has not identified any “triggering” events which indicate an impairment of goodwill in 2021.
The Company reviews identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company identified impairment triggers during both the first quarter of 2021 and 2020 which resulted in the impairment of certain long-lived assets, including trade names and other intangible assets. The Company recorded impairment charges totaling $10 million and $8 million in the six-month periods ended July 2, 2021 and July 3, 2020, respectively, related to these long-lived assets.

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
A summary of financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Balance, July 2, 2021	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale debt securities	$23	$—	$23	$—
Investment in equity securities	300	54	—	—
Liabilities:
Cross-currency swap derivative contracts	254	—	254	—
Deferred compensation plans	135	—	135	—

	Balance, December 31, 2020	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale debt securities	$27	$—	$27	$—
Investment in equity securities	176	6	—	—
Liabilities:
Cross-currency swap derivative contracts	622	—	622	—
Deferred compensation plans	111	—	111	—
Available-for-sale debt securities, which are included in other long-term assets in the accompanying Consolidated Condensed Balance Sheets, are measured at fair value using quoted prices reported by investment brokers and dealers based on the underlying terms of the security and comparison to similar securities traded on an active market. As of July 2, 2021 and December 31, 2020, available-for-sale debt securities primarily include U.S. Treasury Notes and corporate debt securities, which are valued based on the terms of the instruments in comparison with similar terms traded on the active market.
The Company’s investments in equity securities consist of investments in publicly traded equity securities and investments in non-marketable equity securities. The publicly traded securities are classified as Level 1 in the fair value hierarchy as they are measured based on quotes in active markets. For the non-marketable equity securities, the Company estimates the fair value of the investments in equity securities based on the measurement alternative and adjusts for impairments and observable price changes with a same or similar security from the same issuer within net earnings (the “Fair Value Alternative”). The Company’s investments in these equity securities are not classified in the fair value hierarchy due to the use of these measurement methods. Additionally, the Company is a limited partner in partnerships that invest primarily in early-stage companies. While the partnerships record these investments at fair value, the Company’s investments in the partnerships are accounted for under the equity method of accounting and are not subject to fair value measurement disclosures. As of July 2, 2021 and December 31, 2020, the Company’s equity method investments included investments in partnerships with a carrying value of $875 million and $453 million, respectively. During the three and six-month periods ended July 2, 2021, the Company recorded realized and unrealized gains of $86 million (consisting of $11 million realized gains and $75 million unrealized gains) and $202 million (consisting of $38 million realized gains and $164 million unrealized gains), respectively, related to changes in the fair value of the Company’s investments in equity securities and the Company’s equity in earnings of the partnerships that reflect the changes in fair value of the investments of the partnerships. During the three and six-month periods ended July 3, 2020, the Company recorded unrealized losses of $6 million and $13 million, respectively, related to changes in the fair value of the Company’s investments including investments of the partnerships. These gains and losses are reflected in other income (expense), net in the Company’s Consolidated Condensed Statements of Earnings.

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
Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments were as follows ($ in millions):

	July 2, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Available-for-sale debt securities	$23	$23	$27	$27
Investment in equity securities	300	300	176	176
Liabilities:
Cross-currency swap derivative contracts	254	254	622	622
Notes payable and current portion of long-term debt	23	23	11	11
Long-term debt	20,400	21,393	21,193	23,004
As of July 2, 2021 and December 31, 2020, available-for-sale debt securities and cross-currency swap derivative contracts were categorized as Level 2 and short and long-term borrowings were categorized as Level 1.
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

NOTE 7. FINANCING
As of July 2, 2021, the Company was in compliance with all of its debt covenants. The components of the Company’s debt were as follows ($ in millions):

	July 2, 2021	December 31, 2020
Euro-denominated commercial paper (€500 million)	$593	$611
Zero-coupon LYONs due 2021	—	24
0.352% senior unsecured notes due 2021 (¥30.0 billion aggregate principal amount) (the “2021 Yen Notes”)	—	290
Floating rate senior unsecured notes due 2022 (€250 million aggregate principal amount) (the “Floating Rate 2022 Euronotes”)	296	305
2.05% senior notes due 2022 (the “2022 Biopharma Notes”)	699	698
0.5% senior unsecured bonds due 2023 (CHF 540 million aggregate principal amount) (the “2023 CHF Bonds”)	587	611
1.7% senior unsecured notes due 2024 (€900 million aggregate principal amount) (the “2024 Euronotes”)	1,064	1,096
2.2% senior unsecured notes due 2024 (the “2024 Biopharma Notes”)	697	697
2.5% senior unsecured notes due 2025 (€800 million aggregate principal amount) (the “2025 Euronotes”)	947	975
3.35% senior unsecured notes due 2025 (the “2025 U.S. Notes”)	498	498
0.2% senior unsecured notes due 2026 (€1.3 billion aggregate principal amount) (the “2026 Biopharma Euronotes”)	1,476	1,520
2.1% senior unsecured notes due 2026 (€800 million aggregate principal amount) (the “2026 Euronotes”)	946	975
0.3% senior unsecured notes due 2027 (¥30.8 billion aggregate principal amount) (the “2027 Yen Notes”)	277	297
1.2% senior unsecured notes due 2027 (€600 million aggregate principal amount) (the “2027 Euronotes”)	708	729
0.45% senior unsecured notes due 2028 (€1.3 billion aggregate principal amount) (the “2028 Biopharma Euronotes”)	1,474	1,518
1.125% senior unsecured bonds due 2028 (CHF 210 million aggregate principal amount) (the “2028 CHF Bonds”)	231	241
2.6% senior unsecured notes due 2029 (the “2029 Biopharma Notes”)	795	795
2.5% senior unsecured notes due 2030 (€800 million aggregate principal amount) (the “2030 Euronotes”)	949	978
0.75% senior unsecured notes due 2031 (€1.8 billion aggregate principal amount) (the “2031 Biopharma Euronotes”)	2,064	2,127
0.65% senior unsecured notes due 2032 (¥53.2 billion aggregate principal amount) (the “2032 Yen Notes”)	478	514
1.35% senior unsecured notes due 2039 (€1.3 billion aggregate principal amount) (the “2039 Biopharma Euronotes”)	1,466	1,511
3.25% senior unsecured notes due 2029 (the “2039 Biopharma Notes”)	890	889
4.375% senior unsecured notes due 2045 (the “2045 U.S. Notes”)	499	499
1.8% senior unsecured notes due 2049 (€750 million aggregate principal amount) (the “2049 Biopharma Euronotes”)	880	907
3.4% senior unsecured notes due 2049 (the “2049 Biopharma Notes”)	889	889
2.6% senior unsecured notes due 2050 (the “2050 U.S. Notes”)	979	979
Other	41	31
Total debt	20,423	21,204
Less: currently payable	23	11
Long-term debt	$20,400	$21,193
For additional details regarding the Company’s debt financing, refer to Note 11 of the Company’s financial statements as of and for the year ended December 31, 2020 included in the Company’s 2020 Annual Report.

The Company has historically satisfied short-term liquidity needs that are not met through operating cash flow and available cash primarily through issuances of commercial paper under its U.S. dollar and euro-denominated commercial paper programs. The Company’s $5.0 billion unsecured, multi-year revolving credit facility with a syndicate of banks that expires on August 24, 2024 (the “Five-Year Facility”), is available for direct borrowings and provides credit support for the commercial paper programs.
As of July 2, 2021, borrowings outstanding under the Company’s euro-denominated commercial paper program had a weighted average annual interest rate of negative 0.4% and a weighted average remaining maturity of approximately 43 days.
Debt discounts, premiums and debt issuance costs totaled $124 million and $132 million as of July 2, 2021 and December 31, 2020, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of debt table above.
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
LYONs Redemption
During the first quarter of 2021, holders of certain of the Company’s LYONs converted such LYONs into an aggregate of 912 thousand shares of the Company’s common stock, par value $0.01 per share. The Company’s deferred tax liability of $10 million associated with the book and tax basis difference in such converted LYONs was transferred to additional paid-in capital. The residual LYONS not converted into shares of the Company’s common stock were redeemed at face value on January 22, 2021.

NOTE 8. HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses cross-currency swap derivative contracts to partially hedge its net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the Danish kroner, Japanese yen, euro and Swiss franc. The cross-currency swap derivative contracts are agreements to exchange fixed-rate payments in one currency for fixed-rate payments in another currency. As of July 2, 2021, the Company had $2.0 billion, of cross-currency swap derivative contracts outstanding as hedges of its net investment in foreign operations. These contracts effectively convert U.S. dollar-denominated bonds to obligations denominated in Danish kroner, Japanese yen, euro and Swiss franc, and partially offset the impact of changes in currency rates on the Company’s foreign currency denominated net investments. These contracts also reduce the interest rate from the stated interest rates on the U.S. dollar-denominated debt to the interest rates of the swaps. The changes in the spot rate of these instruments are recorded in accumulated other comprehensive income (loss) in stockholders’ equity, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated other comprehensive income (loss). Any ineffective portions of net investment hedges are reclassified from accumulated other comprehensive income (loss) into earnings during the period of change. The interest income or expense from these swaps are recorded in interest expense in the accompanying Consolidated Condensed Statements of Earnings consistent with the classification of interest expense attributable to the underlying debt. These instruments mature on dates ranging from September 2025 to October 2030.

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
The Company has also issued foreign currency denominated long-term debt as partial hedges of its net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the euro, Japanese yen and Swiss franc. These foreign currency denominated long-term debt issuances are designated and qualify as nonderivative hedging instruments. Accordingly, the foreign currency translation of these debt instruments is recorded in accumulated other comprehensive income (loss) in stockholders’ equity, offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated other comprehensive income (loss). Any ineffective portions of net investment hedges are reclassified from accumulated other comprehensive income (loss) into earnings during the period of change. These instruments mature on dates ranging from June 2022 to May 2032.
The Company used interest rate swap agreements to hedge the variability in cash flows due to changes in benchmark interest rates related to a portion of the U.S. debt the Company issued to fund the Cytiva Acquisition. These contracts effectively fixed the interest rate for a portion of the Company’s U.S. dollar-denominated debt equal to the notional amount of the swaps to the rate specified in the interest rate swap agreements and were settled in November 2019, so there were no gains or losses on these contracts in either three or six-month periods. The changes in the fair value of these instruments were recorded in accumulated other comprehensive income (loss) in stockholders’ equity prior to the issuance of the debt and are subsequently being reclassified to interest expense over the life of the related debt.

The following table summarizes the notional values as of July 2, 2021 and July 3, 2020 and pretax impact of changes in the fair values of instruments designated as net investment hedges and cash flow hedges in accumulated other comprehensive income (“OCI”) for the three and six-month periods ended July 2, 2021 and July 3, 2020 ($ in millions):

	Original Notional Amount	Notional Amount Outstanding	Gain (Loss) Recognized in OCI
For the Three-Month Period Ended July 2, 2021:
Net investment hedges:
Foreign currency contracts	$2,875	$2,000	$43
Foreign currency denominated debt	3,524	3,524	(36)
Cash flow hedges:
Foreign currency contracts	4,000	4,000	192
Total	$10,399	$9,524	$199

For the Three-Month Period Ended July 3, 2020:
Net investment hedges:
Foreign currency contracts:	$1,875	$1,000	$(26)
Foreign currency denominated debt	5,211	5,211	(189)
Cash flow hedges:
Foreign currency contracts	4,000	4,000	(354)
Total	$11,086	$10,211	$(569)

For the Six-Month Period Ended July 2, 2021:
Net investment hedges:
Foreign currency contracts	$2,875	$2,000	$66
Foreign currency denominated debt	3,524	3,524	184
Cash flow hedges:
Foreign currency contracts	4,000	4,000	302
Total	$10,399	$9,524	$552

For the Six-Month Period Ended July 3, 2020:
Net investment hedges:
Foreign currency contracts:	$1,875	$1,000	$67
Foreign currency denominated debt	5,211	5,211	(33)
Cash flow hedges:
Foreign currency contracts	4,000	4,000	297
Total	$11,086	$10,211	$331
Gains or losses related to net investment hedges are classified as foreign currency translation adjustments in the schedule of changes in OCI in Note 1, as these items are attributable to the Company’s hedges of its net investment in foreign operations. Gains or losses related to the cash flow hedges and interest rate swaps are classified as cash flow hedge adjustments in the schedule of changes in OCI in Note 1. The amounts reclassified to earnings for the interest rate swaps was $1 million in both the three and six-month periods ended July 2, 2021 and was $1 million in both the three and six-month periods ended July 3, 2020. During the three and six-month periods ended July 2, 2021, the Company reclassified $35 million and $117 million of deferred gains and losses, respectively, from accumulated other comprehensive income (loss) to net earnings related to the cross-currency swap derivative contracts that are cash flow hedges of the Company’s U.S. dollar-denominated debt, compared to $155 million and $16 million of deferred losses, respectively, during the three and six-month periods ended July 3, 2020. This reclassification was equal to the remeasurement amount recorded in the three and six-month periods on the hedged debt.
The Company did not reclassify any other deferred gains or losses related to net investment hedges or cash flow hedges from accumulated other comprehensive income (loss) to earnings during the three and six-month periods ended July 2, 2021 and

July 3, 2020. In addition, the Company did not have any ineffectiveness related to net investment hedges or cash flow hedges during the three and six-month periods ended July 2, 2021 and July 3, 2020. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in all other investing activities in the accompanying Consolidated Condensed Statements of Cash Flows. The cash inflows and outflows associated with the Company’s derivative contracts designated as cash flow hedges are classified in cash flows from operating activities in the accompanying Consolidated Condensed Statements of Cash Flows.
The Company’s derivative instruments, as well as its nonderivative debt instruments designated and qualifying as net investment hedges, were classified in the Company’s Consolidated Condensed Balance Sheets as follows ($ in millions):

	July 2, 2021	December 31, 2020
Derivative liabilities:
Accrued expenses and other liabilities	$254	$622

Nonderivative hedging instruments:
Long-term debt	3,524	4,573
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

NOTE 9. DEFINED BENEFIT PLANS
The following sets forth the components of the Company’s net periodic benefit (cost) of the noncontributory defined benefit pension plans ($ in millions):

	Three-Month Period Ended		Six-Month Period Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
U.S. pension benefits:
Service cost	$—	$—	$—	$—
Interest cost	(11)	(17)	(23)	(34)
Expected return on plan assets	31	31	62	60
Amortization of actuarial loss	(11)	(9)	(22)	(18)
Amortization of prior service cost	—	(1)	—	(1)
Net periodic pension benefit	$9	$4	$17	$7

Non-U.S. pension benefits:
Service cost	$(11)	$(11)	$(22)	$(17)
Interest cost	(5)	(6)	(10)	(10)
Expected return on plan assets	11	9	22	18
Amortization of actuarial loss	(3)	(3)	(6)	(5)
Amortization of prior service credit	—	1	—	1
Net periodic pension cost	$(8)	$(10)	$(16)	$(13)

The following sets forth the components of the Company’s net periodic benefit cost of the other postretirement employee benefit plans ($ in millions):

	Three-Month Period Ended		Six-Month Period Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Service cost	$—	$—	$—	$—
Interest cost	—	(1)	(1)	(2)
Amortization of actuarial loss	(1)	—	(1)	—
Amortization of prior service credit	—	1	1	1
Net periodic cost	$(1)	$—	$(1)	$(1)
The net periodic benefit cost of the noncontributory defined benefit pension plans and other postretirement employee benefit plans incurred during the three and six-month periods ended July 2, 2021 and July 3, 2020 are reflected in the following captions in the accompanying Consolidated Condensed Statements of Earnings ($ in millions):

	Three-Month Period Ended		Six-Month Period Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Service cost:
Cost of sales	$(2)	$(3)	$(4)	$(4)
Selling, general and administrative expenses	(9)	(8)	(18)	(13)
Total service cost	(11)	(11)	(22)	(17)
Other net periodic benefit costs:
Other income (expense), net	11	5	22	10
Total expense	$—	$(6)	$—	$(7)
Employer Contributions
During 2021, the Company’s cash contribution requirements for its non-U.S. defined benefit pension plans are forecasted to be approximately $50 million. The Company is forecasting no cash contributions for its U.S. defined benefit pension plan in 2021. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.

NOTE 10. INCOME TAXES
The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended		Six-Month Period Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Effective tax rate	16.8%	24.0%	17.6%	21.2%
The effective tax rate for the three-month period ended July 2, 2021 differs from the U.S. federal statutory rate of 21.0% principally due to net discrete benefits of $76 million related primarily to the release of reserves for uncertain tax positions due to the expiration of statutes of limitation, audit settlements and excess tax benefits from stock-based compensation, net of changes in estimates associated with prior period uncertain tax positions. These items decreased the reported tax rate on a net basis by 3.7%.
The effective tax rate for the six-month period ended July 2, 2021 differs from the U.S. federal statutory rate of 21.0% principally due to net discrete benefits of $120 million related primarily to release of reserves for uncertain tax positions due to the expiration of statutes of limitation, audit settlements and excess tax benefits from stock-based compensation, net of changes in estimates associated with prior period uncertain tax positions. These items decreased the reported tax rate on a net basis by 2.9%.
The effective tax rate for the three-month period ended July 3, 2020 differs from the U.S. federal statutory rate of 21.0% principally due to a higher tax rate associated with the gain on the divestiture of certain product lines in the Life Sciences segment which incrementally increased the reported tax rate by 4.5%. Changes in estimates associated with prior period uncertain tax positions were offset primarily by excess tax benefits related to stock-based compensation and other items.

The effective tax rate for the six-month period ended July 3, 2020 differs from the U.S. federal statutory rate of 21.0% principally due to a higher tax rate associated with the gain on the divestiture of certain product lines in the Life Sciences segment and changes in estimates associated with prior period uncertain tax positions, partially offset by excess tax benefits related primarily to stock-based compensation, the release of reserves for uncertain tax positions due to the expiration of statutes of limitation and other items, resulting in a net tax charge of $33 million. These items increased the reported tax rate on a net basis by 1.7%.
For a description of the tax provision for discontinued operations, refer to Note 4 to the Consolidated Condensed Financial Statements.
For a description of the Company’s significant tax matters, reference is made to the financial statements as of and for the year ended December 31, 2020 and Note 15 thereto included in the Company’s 2020 Annual Report.
Tax authorities in Denmark have issued tax assessments related to interest accrued by certain of the Company’s subsidiaries for the years 2004 through 2015. During the first quarter of 2021, the Company received a notice from the Danish tax authorities that included a reduction in the interest amounts imposed in the original tax assessments. Taking into account the revised interest amounts, the assessments total approximately DKK 2.1 billion including interest accrued to date (approximately $335 million based on the exchange rate as of July 2, 2021). The Company’s appeal of the original assessments with the Danish National Tax Tribunal has been put on hold awaiting the final outcome of other preceding withholding tax cases that are to be heard by the Danish High Court. Management believes the positions the Company has taken in Denmark are in accordance with the relevant tax laws and is vigorously defending its positions. The Company intends on pursuing this matter through the Danish High Court should the appeal to the Danish National Tax Tribunal be unsuccessful. While the ultimate resolution of this matter is uncertain and could take many years, after receiving the notice reducing the interest amounts and tax payments made related to these assessments, the Company does not expect the resolution of this matter will have a further material adverse impact to the Company’s financial statements, including its cash flow and effective tax rate.

NOTE 11. OTHER INCOME (EXPENSE), NET
The following sets forth the components of the Company’s other income (expense), net:

	Three-Month Period Ended		Six-Month Period Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Other components of net periodic benefit costs	$11	$5	$22	$10
Investment gains (losses)	86	(6)	202	(13)
Gain on sale of product lines	—	455	13	455
Total other income (expense), net	$97	$454	$237	$452
Other Components of Net Periodic Benefit Costs
The Company disaggregates the service cost component of net periodic benefit costs of the noncontributory defined benefit pension plans and other postretirement employee benefit plans and presents the other components of net periodic benefit cost in other income (expense), net. These other components include the assumed rate of return on plan assets, partially offset by amortization of actuarial losses and interest and aggregate to a gain of $11 million and $22 million, respectively, for the three and six-month periods ended July 2, 2021 compared to a gain of $5 million and $10 million, respectively, for the three and six-month periods ended July 3, 2020.
Investment Gains (Losses)
The Company estimates the fair value of its investments in equity securities using the Fair Value Alternative and records adjustments to fair value within net earnings. Additionally, the Company is a limited partner in partnerships that invest primarily in early stage companies. While the partnerships record these investments at fair value, the Company’s investments in the partnerships are accounted for under the equity method of accounting. During the three and six-month periods ended July 2, 2021, the Company recorded realized and unrealized gains of $86 million (consisting of $11 million realized gains and $75 million unrealized gains) and $202 million (consisting of $38 million realized gains and $164 million unrealized gains), respectively, related to changes in the fair value of the Company’s investments in equity securities and the Company’s equity in earnings of the partnerships that reflect the changes in fair value of the investments of the partnerships. During the three and six-month periods ended July 3, 2020, the Company recorded unrealized losses of $6 million and $13 million, respectively, related to changes in the fair value of these investments including investments in the partnerships.

Gain on Sale of Product Lines
During the first quarter of 2021, the Company divested certain product lines for a cash purchase price, net of cash transferred and transaction costs, of $26 million and recognized a pretax gain on sale of $13 million ($10 million after-tax). The divested product lines generated revenues of approximately $88 million in the Environmental & Applied Solutions segment in 2020. The divestiture of these product lines did not represent a strategic shift with a major effect on the Company’s operations and financial results and therefore is not reported as a discontinued operation.
As a condition to obtaining certain regulatory approvals for the closing of the Cytiva Acquisition, the Company was required to divest certain of its existing product lines in the Life Sciences segment that in the aggregate generated revenues of approximately $170 million in 2019. On April 30, 2020, the Company completed the sale of the majority of these product lines for a cash purchase price, net of cash transferred and transaction costs, of $826 million (of which $810 million was received in the second quarter of 2020 and the remaining $16 million was received in the third quarter of 2020) and recognized a pretax gain on sale of $455 million ($305 million after tax). The divestiture of these product lines did not represent a strategic shift with a major effect on the Company’s operations and financial results and therefore is not reported as a discontinued operation.

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
The following is a rollforward of the Company’s accrued warranty liability ($ in millions):

Balance, December 31, 2020	$86
Accruals for warranties issued during the period	26
Settlements made	(22)
Effect of foreign currency translation	(1)
Balance, July 2, 2021	$89

NOTE 13. STOCK TRANSACTIONS AND STOCK-BASED COMPENSATION
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the six-month period ended July 2, 2021. On July 16, 2013, the Company’s Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. As of July 2, 2021, 20 million shares remained available for repurchase pursuant to the Repurchase Program.

The following table summarizes the Company’s share activity (shares in millions):

	Three-Month Period Ended		Six-Month Period Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Preferred stock - shares issued:
Balance, beginning of period	3.4	1.7	3.4	1.7
Issuance of MCPS	—	1.7	—	1.7
Balance, end of period	3.4	3.4	3.4	3.4

Common stock - shares issued:
Balance, beginning of period	853.7	837.3	851.3	835.5
Common stock-based compensation awards	0.7	1.0	2.2	2.8
Common stock issued in connection with LYONs’ conversions	—	0.3	0.9	0.3
Issuance of common stock	—	10.9	—	10.9
Balance, end of period	854.4	849.5	854.4	849.5
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
The following summarizes the key terms of the MCPS Shares:

	Annual Cumulative Dividend Rate	Liquidation Preference per share	Minimum Conversion Rate	Maximum Conversion Rate	Mandatory Conversion Date
Series A	4.75%	$1,000	6.6590 shares	8.1572 shares	April 15, 2022
Series B	5.00%	$1,000	5.0094 shares	6.1364 shares	April 15, 2023

For a full description of the Company’s stock-based compensation programs, refer to Note 19 of the Company’s financial statements as of and for the year ended December 31, 2020 included in the Company’s 2020 Annual Report. As of July 2, 2021, approximately 50 million shares of the Company’s common stock were reserved for issuance under the 2007 Omnibus Incentive Plan.
The following summarizes the components of the Company’s stock-based compensation expense ($ in millions):

	Three-Month Period Ended		Six-Month Period Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Restricted stock units (“RSUs”)/performance stock units (“PSUs”):
Pretax compensation expense	$31	$28	$64	$56
Income tax benefit	(6)	(6)	(13)	(12)
RSU/PSU expense, net of income taxes	25	22	51	44
Stock options:
Pretax compensation expense	22	19	43	36
Income tax benefit	(5)	(4)	(9)	(7)
Stock option expense, net of income taxes	17	15	34	29
Total stock-based compensation:
Pretax compensation expense	53	47	107	92
Income tax benefit	(11)	(10)	(22)	(19)
Total stock-based compensation expense, net of income taxes	$42	$37	$85	$73
Stock-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings. As of July 2, 2021, $235 million of total unrecognized compensation cost related to RSUs/PSUs is expected to be recognized over a weighted average period of approximately three years. As of July 2, 2021, $241 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately three years. Future compensation amounts will be adjusted for any changes in estimated forfeitures.

NOTE 14. NET EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS
Basic net earnings per common share from continuing operations (“EPS”) is calculated by taking net earnings from continuing operations less the MCPS dividends divided by the weighted average number of common shares outstanding for the applicable period. Diluted net EPS from continuing operations is computed by taking net earnings plus the interest accrued on the Company’s LYONs (prior to their redemption in January 22, 2021) less the MCPS dividends divided by the weighted average number of common shares outstanding increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased with the proceeds from the issuance of the potentially dilutive shares. For the three-month period ended July 2, 2021, 193 thousand options to purchase shares were excluded from the diluted net EPS calculation and for the six-month periods ended July 2, 2021 and July 3, 2020, approximately 132 thousand and 1 million options, respectively, to purchase shares were excluded from the diluted EPS calculation, as the impact of their inclusion would have been anti-dilutive. For the three-month period ended July 3, 2020, no options to purchase shares were excluded from the diluted net EPS calculation. Basic and diluted EPS are computed independently for each quarter and year-to-date period, and each period involves the use of different weighted-average share count figures. As a result, and after factoring the effect of rounding to the nearest cent per share, the sum of prior quarter-to-date EPS figures may not equal year-to-date EPS.
The impact of the MCPS Series A calculated under the if-converted method was dilutive for the three and six-month periods ended July 2, 2021, and as such 11.0 million shares underlying the MCPS Series A were included in the calculation of diluted EPS for both periods and the related MCPS Series A dividends of $20 million and $40 million were excluded from the calculation of net earnings for diluted EPS for the respective periods.
The impact of the MCPS Series B calculated under the if-converted method was anti-dilutive for the three and six-month periods ended July 2, 2021, and as such 8.6 million shares underlying the MCPS Series B were excluded in the calculation of diluted EPS in both periods and the related MCPS Series B dividends of $21 million and $42 million were included in the calculation of net earnings for diluted EPS for the respective periods.

The impact of the MCPS Series A and MCPS Series B calculated under the if-converted method was anti-dilutive for the three and six-month periods ended July 3, 2020, and as such 16.8 million and 14.6 million shares, respectively, underlying the MCPS Series A and MCPS Series B were excluded from the diluted EPS calculation and the related MCPS Series A and MCPS Series B dividends were included in the calculation of net earnings for diluted EPS from continuing operations for the three and six-month periods ended July 3, 2020.
Information related to the calculation of net earnings per common share from continuing operations is summarized as follows ($ and shares in millions, except per share amounts):

	Three-Month Period Ended		Six-Month Period Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Numerator:
Net earnings from continuing operations	$1,699	$927	$3,401	$1,522
MCPS dividends	(41)	(35)	(82)	(54)
Net earnings from continuing operations attributable to common stockholders for Basic EPS	1,658	892	3,319	1,468
Adjustment for interest on convertible debentures	—	1	—	1
Adjustment for MCPS dividends for dilutive MCPS	20	—	40	—
Net earnings from continuing operations attributable to common stockholders after assumed conversions for Diluted EPS	$1,678	$893	$3,359	$1,469

Denominator:
Weighted average common shares outstanding used in Basic EPS	714.5	705.1	713.9	701.1
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	10.5	12.0	10.6	10.8
Assumed conversion of the convertible debentures	—	1.1	0.1	1.2
Weighted average MCPS converted shares	11.0	—	11.0	—
Weighted average common shares outstanding used in Diluted EPS	736.0	718.2	735.6	713.1

Basic EPS from continuing operations	$2.32	$1.27	$4.65	$2.09
Diluted EPS from continuing operations	$2.28	$1.24	$4.57	$2.06

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

Segment results are shown below ($ in millions):

	Three-Month Period Ended		Six-Month Period Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Sales:
Life Sciences	$3,734	$2,642	$7,280	$4,292
Diagnostics	2,336	1,660	4,514	3,287
Environmental & Applied Solutions	1,148	995	2,282	2,061
Total	$7,218	$5,297	$14,076	$9,640

Operating profit:
Life Sciences	$1,144	$412	$2,295	$738
Diagnostics	649	293	1,275	544
Environmental & Applied Solutions	280	222	565	462
Other	(68)	(83)	(133)	(202)
Total	$2,005	$844	$4,002	$1,542

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide material information relevant to an assessment of Danaher Corporation’s (“Danaher,” the “Company,” “we,” “us” or “our”) financial condition and results of operations, including an evaluation of the amounts and certainty of cash flows from operations and from outside sources. The MD&A is designed to focus specifically on material events and uncertainties known to management that are reasonably likely to cause reported financial information not to be necessarily indicative of future operating results or of future financial condition. This includes descriptions and amounts of matters that have had a material impact on reported operations, as well as matters that are reasonably likely based on management’s assessment to have a material impact on future operations. The Company’s MD&A is divided into five sections:
•Information Relating to Forward-Looking Statements
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Estimates
You should read this discussion along with the Company’s MD&A and audited financial statements and Notes thereto as of and for the year ended December 31, 2020, included in the Company’s 2020 Annual Report and the Company’s Consolidated Condensed Financial Statements and related Notes as of and for the three and six-month periods ended July 2, 2021 included in this Quarterly Report on Form 10-Q (“Report”).
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

Business and Strategic Risks
•The COVID-19 pandemic has adversely impacted, and continues to pose risks to, certain elements of our business and our financial statements, the nature and extent of which remain highly uncertain and unpredictable.
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
•Collaborative partners and other third-parties we rely on for development, supply and marketing of certain products, potential products and technologies can fail to perform sufficiently.
Acquisitions, Divestitures and Investment Risks
•Any inability to consummate acquisitions at our historical rate and at appropriate prices, and to make appropriate investments that support our long-term strategy, could negatively impact our growth rate and stock price. In addition, our acquisition of businesses, investments, joint ventures and other strategic relationships could negatively impact our business and financial statements and our indemnification rights do not always fully protect us from liabilities we may incur related to such transactions.
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
Operational Risks
•Significant disruptions or vulnerabilities in, or breaches in security of, our information technology systems, controls or data; other losses or disruptions due to catastrophe; and labor disputes can all adversely affect our business and financial statements.
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
Financial and Tax Risks
•Our outstanding debt has increased significantly as a result of the acquisition of Cytiva, and we may incur additional debt in the future as a result of the pending acquisition of Aldevron. Our existing and future indebtedness may limit our operations and our use of our cash flow and negatively impact our credit ratings; and any failure to comply with the covenants that apply to our indebtedness could adversely affect our business and financial statements.
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
Business Performance and Outlook
During the second quarter of 2021, the Company’s overall revenues increased 36.5% compared to the comparable period of 2020. Foreign currency exchange rates contributed 4.0% and acquisitions contributed 1.0% to the increase in revenues. Core sales increased 31.5% in the second quarter of 2021 compared to the prior period. Beginning in the second quarter of 2021, Cytiva sales are included in core sales, and therefore we do not provide the measure “core sales including Cytiva” for quarterly periods beginning with the second quarter of 2021. For the six-month period ended July 2, 2021, overall revenues increased by 46.0%, with foreign currency exchange rates increasing revenues by 3.5%. Acquisitions, primarily driven by Cytiva, contributed 16.0% of the increase in revenues in the six-month period. Core sales increased 26.5% and core sales including Cytiva increased 31.0% in the six-month period ended July 2, 2021 compared to the prior period. For the definition of “core sales” and “core sales including Cytiva” refer to “—Results of Operations” below.
Despite differences in our businesses, on an overall basis, the Company saw continued strong core sales growth in the second quarter of 2021. As the conditions related to the pandemic continued to improve in many geographies, the Company generally experienced increasing demand in the end-markets it serves. In addition to the impact of the improving pandemic conditions, COVID-19 related research and development among biotech and pharmaceutical customers continued to generate strong demand for bioprocessing, filtration, and genomic products in the Company’s life science businesses and COVID-19 related testing generated strong demand in the Company’s molecular diagnostics business.
Geographically, the Company saw increases in core sales in both developed markets and the high-growth markets. Developed markets grew more than 25% during the second quarter of 2021 compared to the second quarter of 2020, driven primarily by North America and Western Europe. High-growth markets increased nearly 35% during the second quarter of 2021 as compared to the comparable period of 2020, led primarily by growth in China. High-growth markets represented approximately 32% of the Company’s total sales in the second quarter of 2021. For additional information regarding the Company’s sales by geographical region during the three and six-month periods ended July 2, 2021 and July 3, 2020, refer to Note 2 to the accompanying Consolidated Condensed Financial Statements.
The Company’s net earnings from continuing operations for the three and six-month periods ended July 2, 2021 totaled approximately $1.7 billion and $3.4 billion, respectively, compared to $927 million and approximately $1.5 billion for the three and six-month periods ended July 3, 2020. Net earnings attributable to common stockholders for the three and six-month periods ended July 2, 2021 totaled approximately $1.7 billion or $2.40 per diluted common share and approximately $3.4 billion or $4.68 per diluted common share, respectively, compared to $892 million or $1.24 per diluted common share and approximately $1.5 billion or $2.06 per diluted common share for the three and six-month periods ended July 3, 2020, respectively. Increased core sales and earnings from Cytiva are the primary drivers of the year-over-year increase in net earnings from continuing operations and diluted net earnings per common share from continuing operations for both the three and six-month periods ended July 2, 2021.
While the ultimate impact of COVID-19 on the Company’s financial performance in future periods remains highly uncertain, the Company expects core sales to grow in the third quarter of 2021 compared to the prior year, but at lower growth rates than experienced in the first half of 2021 as the Company’s growth accelerated in the second half of 2020 compared to the first half of the year. Demand for products supporting customers in the pursuit and production of COVID-19-related treatments and vaccines as well as demand for consumables related to COVID-19-related testing capabilities are expected to continue in the third quarter of 2021. In addition, demand for the Company’s non-COVID-19 related products is expected to continue recovering, driving year-over-year core sales growth in the Company’s other businesses. As discussed below however, an increase of COVID-19 related cases and the re-imposition of significant government required restrictions could have a material negative impact on the Company’s financial statements.
The COVID-19 Pandemic
The global spread of a novel strain of COVID-19 has led to unprecedented restrictions on, and disruptions in, business and personal activities, including as a result of preventive and precautionary measures that we, other businesses, our communities and governments have taken and are taking to mitigate the spread of the virus and to manage its impact. The Company continues to actively monitor the pandemic, including the current spread of certain variants of the virus, and has taken and intends to continue taking steps to identify and mitigate the adverse impacts on, and risks to, the Company’s business (including but not limited to its employees, customers, business partners, manufacturing capabilities and capacity, and supply and distribution channels) posed by the spread of COVID-19 and the governmental and community responses thereto. The Company’s businesses have activated their business continuity plans as a result of this pandemic, including taking steps in an effort to help keep our workforce healthy and safe, and are assessing and updating those plans on an ongoing basis. As a result of COVID-19 the Company’s businesses have modified certain of their respective business practices and the Company expects to take such further actions as may be required by government authorities or as determined to be in the best interests of our employees, customers and other business partners. The Company has developed and is implementing return-to-workplace protocols designed to help ensure the health and safety of its employees, customers and business partners, for its businesses to apply as and when return-to-workplace is legally permissible and deemed appropriate. Given that the prevalence of COVID-19 and the nature of the response thereto (including the degree to which restrictions are being relaxed or re-imposed) varies significantly by geography, the impact of the pandemic on the Company’s different business locations around the world at any given time also varies significantly.
COVID-19 has also affected the ability of certain suppliers and vendors to provide products and services to certain of our businesses. While we have not experienced significant or widespread disruption to our supply chain, we have seen increased demand and supply constraints for certain components and commodities used in our operations. We are working with our suppliers to understand the existing and potential future impacts to our supply chain and are taking actions in an effort to mitigate such impacts.
We are also deploying our capabilities, expertise and scale to address the critical health needs related to COVID-19. We have developed and made available diagnostic tests for the rapid detection of COVID-19 and a diagnostic test that can detect antibodies in blood to confirm current or past exposure to COVID-19. In addition, our businesses are providing critical support to firms that are developing and producing vaccines and therapeutics for COVID-19, among other support. As and to the extent the COVID-19 pandemic subsides we expect the demand for products and services related to COVID-19 will moderate, though when and to what level remains unclear.
As noted below and subject to the assumptions discussed below, the Company expects core sales to grow in the third quarter of 2021 compared to the prior year, driven by both demand for COVID-19 testing solutions and vaccines and therapeutics development and testing, as well as recovering demand in the Company’s other businesses. Although the conditions related to the pandemic generally appear to be improving, due to the speed with which the COVID-19 situation continues to evolve, the global breadth of its spread, the range of governmental and community responses thereto and our geographic and business line diversity, its further impact on our business remains highly uncertain. Factors that will impact our future performance include, without imitation:
•the timing and extent of continued recovery in the global demand for our products and services;
•the extent to which medical providers continue patient care and testing that is not related to the COVID-19 pandemic, and research performed by laboratories and other institutions return to normal levels, as well as payment and funding dynamics related to the foregoing; and
•the development and rate of adoption of the products we are offering to help address the pandemic and the effects thereof; competitive product launches and related pricing pressure; impacts from changes in our production capacity and the mix of our product offerings; and the degree to which COVID-19 testing solutions and COVID-19 related vaccines and therapeutics are made available and utilized.
Acquisitions
During the six-month period ended July 2, 2021, the Company acquired nine businesses for total consideration of approximately $1.1 billion in cash, net of cash acquired. The businesses acquired complement existing units of each of the Company’s three segments. The aggregate annual sales of the nine businesses acquired in 2021 at the time of their acquisition, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $93 million.
On June 17, 2021, the Company entered into a definitive agreement to purchase Aldevron for a cash purchase price of approximately $9.6 billion. Aldevron manufactures high-quality plasmid DNA, mRNA and proteins, serving biotechnology and pharmaceutical customers across research, clinical and commercial applications. Aldevron generated revenues of approximately $300 million in 2020. The Company expects to include the Aldevron business within the Life Sciences segment. The acquisition of Aldevron is expected to provide additional sales and earnings opportunities for the Company by expanding product line diversity, including new product offerings supporting genomic medicine. The transaction is subject to customary closing conditions, including receipt of applicable regulatory approvals.
The Company expects to finance the Aldevron Acquisition using cash on hand and/or the proceeds from the issuance of commercial paper. For a description of the Company’s other acquisitions, refer to Note 3 to the accompanying Consolidated Condensed Financial Statements.

Currency Exchange Rates
On a year-over-year basis, currency exchange rates positively impacted reported sales by approximately 4.0% and 3.5% for the three and six-month periods ended July 2, 2021, respectively, compared to the comparable periods of 2020, primarily due to the weakening of the U.S. dollar against most major currencies in the first half of 2021. If the currency exchange rates in effect as of July 2, 2021 were to prevail throughout the remainder of 2021, currency exchange rates would increase the Company’s estimated second half 2021 sales by approximately 0.5% and full year sales by approximately 2.0% on a year-over-year basis. Any strengthening of the U.S. dollar against major currencies would adversely impact the Company’s sales and results of operations for the remainder of the year, and any further weakening of the U.S. dollar against major currencies would positively impact the Company’s sales and results of operations for the remainder of the year.
United Kingdom’s Exit From the EU
The United Kingdom (“UK”) ceased to be a member state of the EU on January 31, 2020 (commonly referred to as “Brexit”), and the parties have agreed to and ratified a trade and cooperation agreement.
The Company continues to monitor the ramifications of Brexit and plan for potential impacts on its business. To mitigate the potential impact of Brexit on the import of goods to the UK, the Company continues to strategically manage its inventory levels and logistical channels with respect to the UK. While the Company experienced only minor disruptions related to Brexit during the six-month period ended July 2, 2021, the ultimate impact of Brexit on the Company’s financial results in future periods is uncertain. For additional information, refer to the “Item 1A-Risk Factors” section of the Company’s 2020 Annual Report.

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
As noted above, beginning with results for the second quarter of 2020, the Company also presents core sales on a basis that includes Cytiva sales. Prior to the acquisition of Cytiva, Danaher calculated core sales growth solely on a basis that excluded sales from acquired businesses recorded prior to the first anniversary of the acquisition. However, given Cytiva’s significant size and historical core sales growth rate, in each case compared to Danaher’s existing businesses, management believes it is appropriate to also present core sales on a basis that includes Cytiva sales. Management believes this presentation provides useful information to investors by demonstrating the impact Cytiva has on the Company’s current growth profile, rather than waiting to demonstrate such impact 12 months after the acquisition when Cytiva would normally have been included in Danaher’s core sales calculation. Danaher calculates period-to-period core sales growth including Cytiva by adding Cytiva sales to core sales for both the baseline and current periods. Beginning in the second quarter of 2021, Cytiva sales are included in core sales, and therefore we no longer provide the measure “core sales including Cytiva” for quarterly periods beginning with the second quarter of 2021.
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
Core Sales Growth and Core Sales Growth Including Cytiva

	% Change Three-Month Period Ended July 2, 2021 vs. Comparable 2020 Period	% Change Six-Month Period Ended July 2, 2021 vs. Comparable 2020 Period
Total sales growth (GAAP)	36.5%	46.0%
Impact of:
Acquisitions/divestitures	(1.0)%	(16.0)%
Currency exchange rates	(4.0)%	(3.5)%
Core sales growth (non-GAAP)	31.5%	26.5%
Impact of Cytiva sales growth (net of divested product lines)		4.5%
Core sales growth including Cytiva (non-GAAP)		31.0%
Total Sales Growth
Total sales increased 36.5% and 46.0% during the three and six-month periods ended July 2, 2021 compared to the three and six-month periods ended July 3, 2020, respectively, primarily as a result of the increase in core sales resulting from the factors discussed below by segment, as well as the increase in sales resulting from the Cytiva Acquisition for the six-month period. The impact of currency translation increased reported sales 4.0% and 3.5% on a year-over-year basis during the three and six-month periods ended July 2, 2021, respectively, primarily due to the favorable impact of the weakening of the U.S. dollar in 2021 compared to the comparable periods of 2020.
Operating Profit Performance
Operating profit margins increased 1,190 basis points from 15.9% during the three-month period ended July 3, 2020 to 27.8% for the three-month period ended July 2, 2021.
Second quarter 2021 vs. second quarter 2020 operating profit margin comparisons were favorably impacted by:
•Higher 2021 core sales volumes, continued lower spending levels for business travel and other business activities compared to before the pandemic, an increased proportion of sales of higher margin product lines, incremental year-over-year cost savings associated with continuing productivity improvement initiatives taken in 2020 and the impact of foreign currency exchange rates in the second quarter of 2021, net of incremental year-over-year costs associated with various new product development and sales, service and marketing growth investments - 775 basis points
•Second quarter 2020 acquisition-related fair value adjustments to inventory and deferred revenue, in each case related to the acquisition of Cytiva - 430 basis points
Second quarter 2021 vs. second quarter 2020 operating profit margin comparisons were unfavorably impacted by:
•The incremental dilutive effect in 2021 of acquired businesses, net of product line dispositions which did not qualify as discontinued operations -15 basis points

Operating profit margins increased 1,240 basis points from 16.0% during the six-month period ended July 2, 2021 to 28.4% for the comparable period of 2020.
Year-to-date 2021 vs. year-to-date 2020 operating profit margin comparisons were favorably impacted by:
•Higher 2021 core sales volumes, an increased proportion of sales of higher margin product lines, lower overall spending levels for business travel and other business activities as a result of the pandemic, incremental year-over-year cost savings associated with continuing productivity improvement initiatives taken in 2020 and the impact of foreign currency exchange rates in the first half of 2021, net of incremental year-over-year costs associated with various new product development and sales, service and marketing growth investments - 835 basis points
•First half of 2020 acquisition-related fair value adjustments to inventory and deferred revenue, transaction costs deemed significant and integration preparation costs, net of first half of 2021 acquisition-related fair value adjustments to inventory and deferred revenue in each case related to the acquisition of Cytiva - 250 basis points
•The incremental accretive effect in 2021 of acquired businesses, net of product line dispositions which did not qualify as discontinued operations - 155 basis points
Business Segments
Sales by business segment for each of the periods indicated were as follows ($ in millions):

	Three-Month Period Ended		Six-Month Period Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Life Sciences	$3,734	$2,642	$7,280	$4,292
Diagnostics	2,336	1,660	4,514	3,287
Environmental & Applied Solutions	1,148	995	2,282	2,061
Total	$7,218	$5,297	$14,076	$9,640
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
Life Sciences Selected Financial Data

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Sales	$3,734	$2,642	$7,280	$4,292
Operating profit	1,144	412	2,295	738
Depreciation	64	48	116	81
Amortization of intangible assets	280	248	557	338
Operating profit as a % of sales	30.6%	15.6%	31.5%	17.2%
Depreciation as a % of sales	1.7%	1.8%	1.6%	1.9%
Amortization as a % of sales	7.5%	9.4%	7.7%	7.9%

Core Sales Growth and Core Sales Growth Including Cytiva

	% Change Three-Month Period Ended July 2, 2021 vs. Comparable 2020 Period	% Change Six-Month Period Ended July 2, 2021 vs. Comparable 2020 Period
Total sales growth (GAAP)	41.5%	69.5%
Impact of:
Acquisitions/divestitures	(2.0)%	(36.0)%
Currency exchange rates	(4.5)%	(4.0)%
Core sales growth (non-GAAP)	35.0%	29.5%
Impact of Cytiva sales growth (net of divested product lines)		8.5%
Core sales growth including Cytiva (non-GAAP)		38.0%
Price increases in the segment contributed 2.0% and 1.5% to sales growth on a year-over-year basis during the three and six-month periods ended July 2, 2021, respectively, and are reflected as a component of core sales growth (or core sales growth including Cytiva, as applicable).
Total segment sales increased 41.5% and 69.5% during the three and six-month periods, respectively, led by increased core sales resulting from the factors discussed below in both periods and from the increase in sales from the Cytiva Acquisition in the six-month period. The impact of currency translation increased reported sales by 4.5% in the three-month period and by 4.0% in the six-month period on a year-over-year basis primarily due to the favorable impact of the weakening of the U.S. dollar in 2021 compared to the respective periods in 2020. On an overall basis, the Life Sciences segment saw continued strong demand for products supporting customers in the pursuit and production of COVID-19-related treatments and vaccines as well as increased demand for its other businesses in both the three and six-month periods ended July 2, 2021. In the first half of 2021, core sales for filtration, separation and purification technologies increased versus the comparable period in 2020, led by North America, Western Europe and China. Demand for these products was led by the biopharmaceutical and microelectronics end-markets, partially offset by weaker demand in the aerospace end-market. Core sales of microscopy products increased during the three and six-month periods across all major product lines, primarily due to increased demand for equipment in the life sciences research, applied and medical end-markets following the easing of shutdowns and restrictions related to the COVID-19 pandemic. Geographically, demand for microscopy products increased in North America and Western Europe. Demand for the Company’s flow cytometry and particle counting solutions increased in the three and six-month periods across all major geographies and end-markets and the business saw continued demand for genomic sample preparation consumables to support COVID-19 related research and testing. While demand for genomic sample preparation consumables increased on a year-over-year basis in both periods in 2021 compared to the comparable periods of 2020, demand for genomic sample preparation consumables in the second quarter of 2021 was lower sequentially compared to the demand in the first quarter of 2021 as a result of the impact of reduced COVID-19-related demand. Core sales in the mass spectrometry business increased during the three and six-month periods across most major end-markets driven in part by demand for new products. Geographically, demand for these products increased across all major geographies, led by North America, Western Europe, China and Japan. Core sales in the genomics consumables business increased during both the three and six-month periods across all major geographies and product lines. Demand for primer and probe kits related to COVID-19 testing increased on a year-over-year basis in both periods in 2021 compared to the comparable periods of 2020, however, demand was lower sequentially in the second quarter of 2021 compared to the demand in the first quarter of 2021 as a result of the impact of reduced COVID-19-related demand.
The acquisition of Cytiva on March 31, 2020 has provided, and is expected to continue to provide additional sales and earnings growth opportunities for the Company’s Life Sciences segment by expanding the business’ geographic and product line diversity, including new product and service offerings that complement the Company’s biologics workflow solutions. Due to the proximity of the acquisition date to the end of the first quarter of 2020, there are no results of operations for Cytiva included in the Life Sciences segment in the first quarter of 2020. In both the three and six-month periods ended July 2, 2021, Cytiva experienced significant increased demand across all major geographies, driven by continued strong demand for instruments and consumables used in the research and development of COVID-19-related treatments and vaccines and increased demand for non-COVID-19 related products in both periods as well as by the completion of a major project in China for the six-month period.
Depreciation and amortization decreased as a percentage of sales during the three and six-month periods ended July 2, 2021 as compared to the comparable periods of 2020 as a result of the increase in sales, partially offset by the impact of increased depreciation and amortization from the acquisition of Cytiva and increased capital expenditures.

Operating Profit Performance
Operating profit margins increased 1,500 basis points during the three-month period ended July 2, 2021 as compared to the comparable period of 2020.
Second quarter 2021 vs. second quarter 2020 operating profit margin comparisons were favorably impacted by:
•Higher 2021 core sales volumes, an increased proportion of sales of higher margin product lines, continued lower spending levels for business travel and other business activities compared to before the pandemic, year-over-year cost savings associated with the continuing productivity improvement initiatives taken in 2020, and the impact of foreign currency exchange rates in the second quarter of 2021, net of incremental year-over-year costs associated with various sales, service and marketing growth investments - 670 basis points
•Second quarter 2020 acquisition-related fair value adjustments to inventory and deferred revenue related to the acquisition of Cytiva - 865 basis points
Second quarter 2021 vs. second quarter 2020 operating profit margin comparisons were unfavorably impacted by:
•The incremental dilutive effect in 2021 of acquired businesses, net of product line dispositions which did not qualify as discontinued operations - 35 basis points
Operating profit margins increased 1,430 basis points during the six-month period ended July 2, 2021 as compared to the comparable period of 2020.
Year-to-date 2021 vs. year-to-date 2020 operating profit margin comparisons were favorably impacted by:
•Higher 2021 core sales volumes, an increased proportion of sales of higher margin product lines, lower overall spending levels for business travel and other business activities, year-over-year cost savings associated with the continuing productivity improvement initiatives taken in 2020 and the impact of foreign currency exchange rates in the first half of 2021, net of incremental year-over-year costs associated with various sales, service and marketing growth investments - 755 basis points
•First half of 2020 acquisition-related fair value adjustments to inventory and deferred revenue, transaction costs deemed significant and integration preparation costs, net of first half of 2021 acquisition-related fair value adjustments to inventory and deferred revenue in each case related to the acquisition of Cytiva - 425 basis points
•The incremental accretive effect in 2021 of acquired businesses, net of product line dispositions which did not qualify as discontinued operations - 250 basis points

DIAGNOSTICS
The Company’s Diagnostics segment offers analytical instruments, reagents, consumables, software and services that hospitals, physicians’ offices, reference laboratories and other critical care settings use to diagnose disease and make treatment decisions.
Diagnostics Selected Financial Data

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Sales	$2,336	$1,660	$4,514	$3,287
Operating profit	649	293	1,275	544
Depreciation	102	101	195	195
Amortization of intangible assets	51	52	102	103
Operating profit as a % of sales	27.8%	17.7%	28.2%	16.6%
Depreciation as a % of sales	4.4%	6.1%	4.3%	5.9%
Amortization as a % of sales	2.2%	3.1%	2.3%	3.1%

Core Sales Growth

	% Change Three-Month Period Ended July 2, 2021 vs. Comparable 2020 Period	% Change Six-Month Period Ended July 2, 2021 vs. Comparable 2020 Period
Total sales growth (GAAP)	40.5%	37.5%
Impact of:
Currency exchange rates	(3.5)%	(3.5)%
Core sales growth (non-GAAP)	37.0%	34.0%
Price increases in the segment contributed 0.5% to sales growth on a year-over-year basis during both the three and six-month periods ended July 2, 2021 and are reflected as a component of core sales growth.
Total segment sales increased 40.5% and 37.5% during the three and six-month periods, respectively, primarily as a result of increased core sales resulting from the factors discussed below. The impact of currency translation increased reported sales 3.5% on a year-over-year basis in both periods primarily due to the favorable impact of the weakening of the U.S. dollar in the 2021 periods compared to the respective periods in 2020. In the first six months of 2021, the segment experienced higher year-over-year demand for molecular diagnostics tests for COVID-19 and demand across its businesses as non-COVID testing volumes increased as individuals resumed visits to healthcare providers following the easing of shutdowns and restrictions related to the COVID-19 pandemic. Core sales in the segment’s clinical lab business increased on a year-over-year basis across all major geographies in both the three and six-month periods ended July 2, 2021, driven primarily by increased demand in the chemistry and immunoassay product lines. During both the three and six-month periods, core sales in the molecular diagnostics business increased on a year-over-year basis across all major geographies, which contributed significantly to overall segment core sales growth. The business continued to experience strong growth in sales of consumables in both the three and six-month periods ended July 2, 2021, driven by strong demand for diagnostic test solutions for COVID-19 and non-respiratory diseases, partially offset by lower year-over-year instrument demand as a result of the significant COVID-19 related instrument demand in the second quarter of 2020. Core sales in the acute care diagnostic business increased year-over-year in both the three and six-month periods due to continued demand for blood gas and immunoassay consumables, partially offset by lower year-over-year demand for instruments due to strong COVID-19 related demand for blood gas instruments in the second quarter of 2020. Geographically, demand was driven by North America, Western Europe, Japan and China. Core sales in the pathology business grew year-over-year in both the three and six-month periods in all major geographies, led by North America and Western Europe, driven by increased demand for core histology and advanced staining instruments and consumables and pathology imaging products.
Operating Profit Performance
Operating profit margins increased 1,010 basis points during the three-month period ended July 2, 2021 as compared to the comparable period of 2020.
Second quarter 2021 vs. second quarter 2020 operating profit margin comparisons were favorably impacted by:
•Higher 2021 core sales volumes, an increased proportion of sales of higher margin product lines, continued lower spending levels for business travel and other business activities compared to before the pandemic, incremental year-over-year cost savings associated with the continuing productivity improvement initiatives taken in 2020 and the impact of foreign currency exchange rates in the second quarter of 2021, net of incremental year-over-year costs associated with various new product development, sales, service and marketing growth investments - 1,015 basis points
Second quarter 2021 vs. second quarter 2020 operating profit margin comparisons were unfavorably impacted by:
•The incremental dilutive effect in 2021 of acquired businesses - 5 basis points

Operating profit margins increased 1,160 basis points during the six-month period ended July 2, 2021 as compared to the comparable period of 2020.
Year-to-date 2021 vs. year-to-date 2020 operating profit margin comparisons were favorably impacted by:
•Higher 2021 core sales volumes, an increased proportion of sales of higher margin product lines, lower overall spending levels for business travel and other business activities as a result of the pandemic, incremental year-over-year cost savings associated with the continuing productivity improvement initiatives taken in 2020 and the impact of foreign currency exchange rates in the first half of 2021, net of incremental year-over-year costs associated with various new product development, sales, service and marketing growth investments - 1,170 basis points
Year-to-date 2021 vs. year-to-date 2020 operating profit margin comparisons were unfavorably impacted by:
•The incremental dilutive effect in 2021 of acquired businesses - 5 basis points
•First quarter 2021 impairment charge related to a trade name, net of a first quarter 2020 impairment charge related to a facility - 5 basis points
Depreciation and amortization of intangible assets both decreased as a percentage of sales during the three and six-month periods ended July 2, 2021, primarily as a result of the increase in sales.

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
Environmental & Applied Solutions Selected Financial Data

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Sales	$1,148	$995	$2,282	$2,061
Operating profit	280	222	565	462
Depreciation	11	11	22	23
Amortization of intangible assets	16	15	32	30
Operating profit as a % of sales	24.4%	22.3%	24.8%	22.4%
Depreciation as a % of sales	1.0%	1.1%	1.0%	1.1%
Amortization as a % of sales	1.4%	1.5%	1.4%	1.5%
Core Sales Growth

	% Change Three-Month Period Ended July 2, 2021 vs. Comparable 2020 Period	% Change Six-Month Period Ended July 2, 2021 vs. Comparable 2020 Period
Total sales growth (GAAP)	15.5%	10.5%
Impact of:
Acquisitions/divestitures	1.5%	0.5%
Currency exchange rates	(4.0)%	(3.0)%
Core sales growth (non-GAAP)	13.0%	8.0%
Price increases in the segment contributed 1.5% to sales growth on a year-over-year basis during both the three and six-month periods ended July 2, 2021, and are reflected as a component of core sales growth.

Total segment sales increased 15.5% and 10.5% during the three and six-month periods, respectively, primarily as a result of core sales growth driven by the factors discussed below. The impact of currency translation increased reported sales 4.0% and 3.0% during the three and six-month periods, respectively, primarily due to the favorable impact of the weakening of the U.S. dollar in 2021 compared to the respective periods in 2020. Sales from divestitures, net of acquisitions, decreased reported sales by 1.5% and 0.5% during the three and six-month periods, respectively.
Core sales in the segment’s water quality business increased at a high-single digit rate and a mid-single digit rate during the three and six-month periods ended July 2, 2021, respectively, compared to the comparable periods of 2020. On an overall basis, the water quality business experienced continuing demand for consumables and increased demand for equipment on a year-over-year basis, driven in part by the decline in equipment demand in 2020 as a result of the COVID-19 pandemic. Year-over-year core sales in the analytical instrumentation product line increased in the three-month period, as increased demand in North America and Western Europe more than offset declines in China due to a difficult prior year comparison. In the six-month period, core sales increased driven by demand in North America, Western Europe and China. Core sales in the business’ chemical treatment solutions product line increased during the three and six-month periods, as a result of increased demand in the chemical, transportation, oil and gas, primary metals and food and beverage end-markets. Geographically, the increase in core sales for the chemical treatment solutions was driven by North America in both periods. Year-over-year core sales in the business’ ultraviolet water disinfection product line decreased during the three and six-month periods, as weaker demand and project timing in North America and Western Europe more than offset increased demand in China.
Core sales in the segment’s product identification businesses grew approximately 20% and at a mid-teens rate during the three and six-month periods ended July 2, 2021, respectively, compared to the comparable periods of 2020. Core sales in the marking and coding business increased during the three and six-month periods across all major geographies and major end-markets. In both periods, demand continued for the marking and coding business’ consumables along with an increase in demand for equipment, driven in part by lower equipment volumes in 2020 resulting from the COVID-19 pandemic. For the packaging and color solutions products and services, core sales increased in the three and six-month periods across all major geographies.
Operating Profit Performance
Operating profit margins increased 210 basis points during the three-month period ended July 2, 2021 as compared to the comparable period of 2020.
Second quarter 2021 vs. second quarter 2020 operating profit margin comparisons were favorably impacted by:
•Higher 2021 core sales volumes, an increased proportion of sales of higher margin product lines, continued lower spending levels for business travel and other business activities compared to before the pandemic and incremental year-over-year cost savings associated with continuing productivity improvement initiatives taken in 2020, net of the impact of foreign currency exchange rates in the second quarter of 2021 and incremental year-over-year costs associated with sales, service and marketing growth investments - 200 basis points
•The incremental net accretive effect in 2021 of acquired businesses, net of product line dispositions which did not qualify as discontinued operations - 10 basis points
Operating profit margins increased 240 basis points during the six-month period ended July 2, 2021 as compared to the comparable period of 2020.
Year-to-date 2021 vs. year-to-date 2020 operating profit margin comparisons were favorably impacted by:
•Higher 2021 core sales volumes, lower overall spending levels for business travel and other business activities and incremental year-over-year cost savings associated with continuing productivity improvement initiatives taken in 2020 and the impact of foreign currency exchange rates in the first half of 2021, net of incremental year-over-year costs associated with sales, service and marketing growth investments - 225 basis points
•Impairment charges related to a trade name and other intangible assets in the first quarter of 2020 - 15 basis points

COST OF SALES AND GROSS PROFIT

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Sales	$7,218	$5,297	$14,076	$9,640
Cost of sales	(2,821)	(2,445)	(5,426)	(4,345)
Gross profit	$4,397	$2,852	$8,650	$5,295
Gross profit margin	60.9%	53.8%	61.5%	54.9%
The year-over-year increase in cost of sales during both the three and six-month periods ended July 2, 2021 as compared to the comparable periods in 2020, was due primarily to the impact of higher year-over-year sales volumes, including sales from recently acquired businesses. This increase was partially offset by lower incremental year-over-year acquisition-related charges associated with fair value adjustments to inventory in connection with the Cytiva Acquisition, which impacted cost of sales by $29 million in the six-month period ended July 2, 2021 compared to $197 million in both the three and six-month periods ended July 3, 2020.
The year-over-year increase in gross profit margins during both the three and six-month periods ended July 2, 2021 as compared to the comparable periods in 2020, was due primarily to higher year-over-year sales volumes, including sales volumes from recently acquired businesses and the impact of the change in mix of sales to higher margin product lines. Lower incremental year-over-year acquisition-related charges associated with fair value adjustments to inventory and deferred revenue in connection with the Cytiva Acquisition also contributed to the increased gross profit margins, as these fair value adjustments negatively impacted gross profit by $46 million in the six-month period ended July 2, 2021 compared to $228 million in both the three and six-month periods ended July 3, 2020. Additionally, the six-month period in 2021 benefited from the inclusion of a full six months of Cytiva sales compared to only three months included in the comparable period in 2020.

OPERATING EXPENSES

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Sales	$7,218	$5,297	$14,076	$9,640
Selling, general and administrative (“SG&A”) expenses	1,966	1,685	3,842	3,143
Research and development (“R&D”) expenses	426	323	806	610
SG&A as a % of sales	27.2%	31.8%	27.3%	32.6%
R&D as a % of sales	5.9%	6.1%	5.7%	6.3%
SG&A expenses as a percentage of sales declined for both the three and six-month periods ended July 2, 2021 as compared to the comparable periods in 2020 driven by the benefit of increased leverage of the Company’s general and administrative cost base resulting from higher 2021 sales volumes, including sales volumes from recently acquired businesses, incremental year-over-year cost savings associated with the continuing productivity improvement initiatives taken in 2020 and continued lower spending levels for business travel and other business activities compared to before the pandemic. Lower year-over-year transaction costs related to the Cytiva Acquisition also benefited SG&A as a percentage of sales during the six-month period. These decreases were partially offset by continued investments in sales and marketing growth initiatives in both the three and six-month periods ended July 2, 2021 and impairment charges related to a trade name in the first quarter of 2021, net of impairment charges related to a facility, a trade name and other intangible assets incurred in the first quarter of 2020 for the six-month period.
R&D expenses (consisting principally of internal and contract engineering personnel costs) as a percentage of sales declined during both the three and six-month periods ended July 2, 2021 as compared to the comparable periods of 2020. The decline was primarily due to sales growth rates in 2021 exceeding the spending growth related to the Company's new product development initiatives for both periods as well as lower R&D expenses as a percentage of sales for the six-month period in businesses recently acquired.

OTHER INCOME (EXPENSE), NET
The Company disaggregates the service cost component of net periodic benefit costs of the noncontributory defined benefit pension plans and other postretirement employee benefit plans and presents the other components of net periodic benefit cost in other income (expense), net. These other components include the assumed rate of return on plan assets, partially offset by amortization of actuarial losses and interest and aggregate to a gain of $11 million and $22 million for the three and six-month periods ended July 2, 2021, respectively, compared to a gain of $5 million and $10 million for the three and six-month periods ended July 3, 2020, respectively.
The Company estimates the fair value of its investments in equity securities using the Fair Value Alternative and records adjustments to fair value within net earnings. Additionally, the Company is a limited partner in partnerships that invest primarily in early stage companies. While the partnerships record these investments at fair value, the Company’s investments in the partnerships are accounted for under the equity method of accounting. During the three and six-month periods ended July 2, 2021, the Company recorded realized and unrealized gains of $86 million (consisting of $11 million realized gains and $75 million unrealized gains) and $202 million (consisting of $38 million realized gains and $164 million unrealized gains), respectively, related to changes in the fair value of the Company’s investments in equity securities and the Company’s equity in earnings of the partnerships that reflect the changes in fair value of the investments of the partnerships. During the three and six-month periods ended July 3, 2020, the Company recorded unrealized losses of $6 million and $13 million, respectively, related to changes in the fair value of these investments including investments in the partnerships.
During the first quarter of 2021, the Company divested certain product lines for a cash purchase price, net of cash transferred and transaction costs, of $26 million and recognized a pretax gain on sale of $13 million ($10 million after-tax). The divested product lines generated revenues of approximately $88 million in the Environmental & Applied Solutions segment in 2020. The divestiture of these product lines did not represent a strategic shift with a major effect on the Company’s operations and financial results and therefore is not reported as a discontinued operation.
As a condition to obtaining certain regulatory approvals for the closing of the Cytiva Acquisition, the Company was required to divest certain of its existing product lines in the Life Sciences segment that in the aggregate generated revenues of approximately $170 million in 2019. On April 30, 2020, the Company completed the sale of the majority of these product lines for a cash purchase price, net of cash transferred and transaction costs, of $826 million (of which $810 million was received in the second quarter of 2020 and the remaining $16 million was received in the third quarter of 2020) and recognized a pretax gain on sale of $455 million ($305 million after-tax) in the second quarter of 2020. The divestiture of these product lines did not represent a strategic shift with a major effect on the Company’s operations and financial results and therefore is not reported as a discontinued operation.

INTEREST COSTS AND FINANCING
For a discussion of the Company’s outstanding indebtedness, refer to Note 7 to the accompanying Consolidated Condensed Financial Statements.
Interest expense of $62 million and $120 million for the three and six-month periods ended July 2, 2021, respectively, was $16 million lower and $5 million lower than the comparable periods of 2020, due primarily to lower average debt balances in the three and six-month periods in 2021 versus the comparable periods of 2020, partially offset by the impact of the weaker U.S. dollar in 2021 on the interest expense for the Company’s foreign currency denominated debt (and U.S. dollar debt that has been converted into a foreign currency through cross-currency swap derivative contracts).
Interest income of $3 million and $7 million for the three and six-month periods ended July 2, 2021, respectively, was $2 million higher and $56 million lower than the comparable periods of 2020, due primarily to lower average cash balances in 2021 due to the use of cash for funding of the Cytiva Acquisition in 2020 and lower interest rates.

INCOME TAXES
The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended		Six-Month Period Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Effective tax rate	16.8%	24.0%	17.6%	21.2%
The effective tax rate for the three-month period ended July 2, 2021 differs from the U.S. federal statutory rate of 21.0% principally due to net discrete benefits of $76 million related primarily to the release of reserves for uncertain tax positions due to the expiration of statutes of limitation, audit settlements and excess tax benefits from stock-based compensation, net of changes in estimates associated with prior period uncertain tax positions. These items decreased the reported tax rate on a net basis by 3.7%.
The effective tax rate for the six-month period ended July 2, 2021 differs from the U.S. federal statutory rate of 21.0% principally due to net discrete benefits of $120 million related primarily to the release of reserves for uncertain tax positions due to the expiration of statutes of limitation, audit settlements and excess tax benefits from stock-based compensation, net of changes in estimate associated with prior period uncertain tax positions. These items decreased the reported tax rate on a net basis by 2.9%.
The effective tax rate for the three-month period ended July 3, 2020 differs from the U.S. federal statutory rate of 21.0% principally due to a higher tax rate associated with the gain on the divestiture of certain product lines in the Life Sciences segment which incrementally increased the reported tax rate by 4.5%. Changes in estimates associated with prior period uncertain tax positions were offset primarily by excess tax benefits related to stock-based compensation and other items.
The effective tax rate for the six-month period ended July 3, 2020 differs from the U.S. federal statutory rate of 21.0% principally due to a higher tax rate associated with the gain on the divestiture of certain product lines in the Life Sciences segment and changes in estimates associated with prior period uncertain tax positions, partially offset by excess tax benefits related primarily to stock-based compensation, the release of reserves for uncertain tax positions due to the expiration of statutes of limitation and other items, resulting in a net tax charge of $33 million. These items increased the reported tax rate on a net basis by 1.7%.
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
•Any future changes in tax law or the implementation of recently proposed increases in tax rates, the impact of future regulations and guidance implementing the Tax Cuts and Jobs Act and any related additional tax planning efforts to address these changes.
As a result of the uncertainty in predicting these items, it is reasonably possible that the actual effective tax rate used for financial reporting purposes will change in future periods.

DISCONTINUED OPERATIONS
On July 2, 2016, the Company completed the separation of its former Test & Measurement segment, Industrial Technologies segment (excluding the product identification businesses) and retail/commercial petroleum business by distributing to Danaher stockholders on a pro rata basis all of the issued and outstanding common stock of Fortive Corporation (“Fortive”), the entity the Company incorporated to hold such businesses. For the three and six-month periods ended July 2, 2021, the Company recorded an income tax benefit of $86 million related to the release of previously provided reserves associated with uncertain tax positions on certain of the Company’s tax returns which were jointly filed with Fortive entities. These reserves were released due to the expiration of statutes of limitations for those returns. This income tax benefit is included in earnings from discontinued operations, net of income taxes in the accompanying Consolidated Condensed Statements of Earnings.

COMPREHENSIVE INCOME
In 2021, comprehensive income increased $577 million for the three-month period and increased $453 million for the six-month period as compared to the comparable periods of 2020, primarily driven by higher net earnings partially offset by the negative impact of foreign currency translation adjustments. Higher cash flow hedge gains in the three-month period in 2021 contributed to the increase in comprehensive income versus 2020 for the period, however, the cash flow hedge gains declined year-over-year for the six-month period. The Company recorded a foreign currency translation gain of $409 million and a loss of $513 million for the three and six-month periods ended July 2, 2021, respectively, as compared to gains of approximately $1.1 billion and $923 million for the three and six-month periods ended July 3, 2020, respectively. The Company recorded a gain of $228 million and $186 million from cash flow hedge adjustments related to the Company’s cross-currency swap derivative contracts for the three and six-month periods ended July 2, 2021, respectively, as compared to a loss of $157 million and a gain of $265 million for the comparable periods of 2020.

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
The Company has relied primarily on borrowings under its commercial paper program to address liquidity requirements that exceed the capacity provided by its operating cash flows and cash on hand, while also accessing the capital markets from time to time including to secure financing for more significant acquisitions. Subject to any limitations that may result from the COVID-19 pandemic or other market disruptions (such as the disruptions in the financial and capital markets that occurred at times in 2020), the Company anticipates following the same approach in the future, including with respect to the pending Aldevron Acquisition.

Following is an overview of the Company’s cash flows and liquidity ($ in millions):
Overview of Cash Flows and Liquidity

	Six-Month Period Ended
($ in millions)	July 2, 2021	July 3, 2020
Total operating cash provided by continuing operations	$3,991	$2,271

Cash paid for acquisitions	$(1,065)	$(20,736)
Payments for additions to property, plant and equipment	(556)	(288)
Proceeds from sales of property, plant and equipment	13	1
Payments for purchases of investments	(552)	(128)
Proceeds from sale of investment	56	—
Proceeds from sale of product lines	26	810
All other investing activities	18	12
Total cash used in investing activities for continuing operations	$(2,060)	$(20,329)

Proceeds from the issuance of common stock in connection with stock-based compensation	$25	$69
Proceeds from the sale of common stock, net of issuance costs	—	1,729
Proceeds from the sale of preferred stock, net of issuance costs	—	1,668
Payment of dividends	(360)	(283)
Net proceeds from (repayments of) borrowings (maturities of 90 days or less)	13	(3,377)
Net proceeds from borrowings (maturities longer than 90 days)	—	7,691
Net repayments of borrowings (maturities longer than 90 days)	(279)	(3,750)
All other financing activities	13	(2)
Total cash (used in) provided by financing activities for continuing operations	$(588)	$3,745
•Operating cash flows from continuing operations increased approximately $1.7 billion, or 76%, during the six-month period ended July 2, 2021 as compared to the comparable period of 2020, due to higher net earnings from continuing operations (after excluding charges for depreciation, amortization, stock compensation, gain on sale of product lines and unrealized investment gains/losses in both periods). These increases were partially offset by higher cash used in aggregate for accounts receivables, inventories and trade accounts payable and higher cash used for accrued and prepaid expenses in 2021 compared to the prior year.
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
•As of July 2, 2021, the Company held approximately $7.3 billion of cash and cash equivalents.
Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impact reported cash flows.
Operating cash flows from continuing operations were approximately $4.0 billion for the first six months of 2021, an increase of approximately $1.7 billion, or 76%, as compared to the comparable period of 2020. The year-over-year change in operating cash flows from 2020 to 2021 was primarily attributable to the following factors:
•2021 operating cash flows reflected an increase of approximately $1.9 billion in net earnings from continuing operations for the first six months of 2021 as compared to the comparable period in 2020.

•Net earnings for the first six months of 2021 also reflected an increase of $339 million of depreciation, amortization (intangible assets and inventory step-up), stock compensation expense and unrealized investment gains/losses as compared to the comparable period of 2020, offset by a decrease in the amortization of the inventory step-up and a decrease in the gain on sale of product lines in 2021 compared to 2020. Amortization expense primarily relates to the amortization of intangible assets and inventory fair value adjustments. Depreciation expense relates to both the Company’s manufacturing and operating facilities as well as instrumentation leased to customers under OTL arrangements. Depreciation, amortization and stock compensation are noncash expenses that decrease earnings without a corresponding impact to operating cash flows. Cash flows from the gain on sale of product lines are reflected in cash flows from investing activities while unrealized investment gains/losses impact net earnings without impacting cash flows.
•The aggregate of trade accounts receivable, inventories and trade accounts payable used $433 million in operating cash flows during the first six months of 2021, compared to $153 million of operating cash flows used in the comparable period of 2020. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories and trade accounts payable depends upon how effectively the Company manages the cash conversion cycle, which effectively represents the number of days that elapse from the day it pays for the purchase of raw materials and components to the collection of cash from its customers and can be significantly impacted by the timing of collections and payments in a period.
•The aggregate of prepaid expenses and other assets and accrued expenses and other liabilities provided $75 million of operating cash flows during the first six months of 2021, compared to $293 million of operating cash flows provided in the comparable period of 2020. The timing of cash payments for income taxes, various employee-related liabilities, customer funding and changes in accrued expenses, drove the majority of this change.
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
Net cash used in investing activities decreased approximately $18.3 billion in the six-month period ended July 2, 2021 compared to the comparable period of 2020, primarily as a result of the Company’s acquisition of Cytiva in the first quarter of 2020. For a discussion of the Company’s acquisitions and divestitures during the first six months of 2021 refer to “—Overview”. In addition, for a description of the Company’s pending Aldevron Acquisition, refer to Note 3 to the accompanying Consolidated Condensed Financial Statements.
Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development, improving information technology systems and the manufacture of instruments that are used in OTL arrangements that certain of the Company’s businesses enter into with customers. Capital expenditures increased $268 million on a year-over-year basis for the six-month period ended July 2, 2021 compared to the comparable period in 2020, due primarily to incremental capital expenditures to increase capacity for diagnostic testing and biopharma products (including to address increased COVID-19 related demand) as well as incremental capital expenditures as a result of the Cytiva Acquisition. For the full year 2021, the Company forecasts capital spending to be approximately $1.5 billion, driven primarily by continued expenditures related to capacity expansion for diagnostic testing and biopharma products. Actual expenditures will ultimately depend on business conditions, including COVID-19 related demand, regulatory requirements, and the capability of suppliers to support increased production.

Financing Activities and Indebtedness
Cash flows relating to financing activities typically consist primarily of cash flows associated with the issuance and repayments of commercial paper, issuance and repayment of notes payable and long-term debt, borrowings under committed credit facilities, issuance and repurchases of common stock, issuance of preferred stock and payments of cash dividends to shareholders. Financing activities used cash of $588 million during the six-month period ended July 2, 2021 compared to approximately $3.7 billion of cash provided in the comparable period of 2020. The year-over-year decrease in cash provided by financing activities was due primarily to cash provided in 2020 by the sale of common and preferred stock and borrowings incurred to finance the remaining amounts needed to acquire Cytiva and for general corporate purposes.
For a description of the Company’s outstanding debt as of July 2, 2021 and the Company’s commercial paper programs and credit facility, refer to Note 7 to the accompanying Consolidated Condensed Financial Statements. As of July 2, 2021, the Company was in compliance with all of its respective debt covenants.
For a description of the Company’s financing of the Cytiva Acquisition, refer to Note 11 in the Company’s 2020 Annual Report. For a description of the Company’s anticipated financing of the pending Aldevron Acquisition, refer to Note 3 to the accompanying Consolidated Condensed Financial Statements.

Stock Repurchase Program
For information regarding the Company’s stock repurchase program, refer to Part II—Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”.

Dividends
Aggregate cash payments for dividends on Company common stock during the six-month period ended July 2, 2021 were $278 million and aggregate cash payments for dividends on the Company’s MCPS Shares during the six-month period ended July 2, 2021 were $82 million. The increase in dividend payments over the comparable period of 2020 primarily relates to dividends paid on the MCPS Series A and MCPS Series B, which were issued March 1, 2019 and May 12, 2020, respectively, as well as an increase in the quarterly dividend rate for common stock beginning with respect to the dividend paid in the second quarter of 2020.
In the second quarter of 2021, the Company declared a regular quarterly dividend of $0.21 per share of Company common stock payable on July 30, 2021 to holders of record as of June 25, 2021. In addition, the Company declared a quarterly cash dividend of $11.875 per MCPS Series A that was paid on July 15, 2021 to holders of record as of June 30, 2021 and quarterly cash dividend of $12.50 per MCPS Series B that was paid on July 15, 2021 to holders of record as of June 30, 2021.

Cash and Cash Requirements
As of July 2, 2021, the Company held approximately $7.3 billion of cash and cash equivalents that were held on deposit with financial institutions or invested in highly liquid investment-grade debt instruments with a maturity of 90 days or less. Of the cash and cash equivalents, $111 million was held within the United States and approximately $7.2 billion was held outside of the United States. The Company will continue to have cash requirements to support general corporate purposes, which may include working capital needs, capital expenditures and acquisitions (including the Aldevron Acquisition), paying interest and servicing debt, paying taxes and any related interest or penalties, funding its restructuring activities and pension plans as required, paying dividends to shareholders, repurchasing shares of the Company’s common stock and supporting other business needs.
The Company generally intends to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required (including if applicable in connection with the Aldevron Acquisition), the Company may also borrow under its commercial paper programs (if available) or borrow under the Company’s Five-Year Facility, enter into new credit facilities and either borrow directly thereunder or use such credit facilities to backstop additional borrowing capacity under its commercial paper programs (if available) and/or access the capital markets (if available). The Company also may from time to time seek to access the capital markets to take advantage of favorable interest rate environments or other market conditions. With respect to the commercial paper scheduled to mature during the remainder of 2021, the Company expects to repay the principal amounts when due using cash on hand, proceeds from new issuances of commercial paper (if available), drawing on its Five-Year Facility and/or proceeds from other debt issuances.
While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company’s foreign cash could be repatriated to the United States. Following enactment of the Tax Cuts and Jobs Act and the associated Transition Tax, in general, repatriation of cash to the United States can be completed with no incremental U.S. tax; however, repatriation of cash could subject the Company to non-U.S. taxes on distributions. The cash that the Company’s non-U.S. subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. The income taxes, if any, applicable to such earnings including basis differences in our foreign subsidiaries are not readily determinable. As of July 2, 2021, management believes that it has sufficient sources of liquidity to satisfy its cash needs, including its cash needs in the United States.
During 2021, the Company’s cash contribution requirements for its non-U.S. defined benefit pension plans are forecasted to be approximately $50 million. The Company is forecasting no cash contributions for its U.S. defined benefit pension plan in 2021. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.

CRITICAL ACCOUNTING ESTIMATES
There have been no material changes to the Company’s critical accounting estimates as described in the 2020 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Instruments and Risk Management,” in the Company’s 2020 Annual Report. There were no material changes during the quarter ended July 2, 2021 to this information as reported in the Company’s 2020 Annual Report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the six-month period ended July 2, 2021. On July 16, 2013, the Company’s Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Repurchase Program, and the timing and amount of any shares repurchased under the program will be determined by the Company’s management based on its evaluation of market conditions and other factors. The Repurchase Program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plans) and for other corporate purposes. As of July 2, 2021, 20 million shares remained available for repurchase pursuant to the Repurchase Program. The Company expects to fund any future stock repurchases using the Company’s available cash balances or proceeds from the issuance of debt.

ITEM 5. OTHER INFORMATION
Disclosure Pursuant to Section 13(r) of the Exchange Act
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which amended the Exchange Act to add Section 13(r) thereof, an issuer is required to disclose in its annual or quarterly reports, as applicable, whether, during the relevant reporting period, it or any entity acting on its behalf knowingly engaged in certain activities, transactions or dealings related to parties subject to sanctions administered by the Office of Foreign Assets Control (“OFAC”) within the U.S. Department of the Treasury, even if those transactions are authorized by law.
On March 2, 2021, the U.S. government designated the Russian Federal Security Service (the “FSB”) as a blocked party under Executive Order 13382. On the same day, the U.S. Department of the Treasury’s Office of Foreign Assets Control issued General License No. 1B (the “OFAC General License”), which generally authorizes U.S. companies to engage in certain transactions and dealings with the FSB necessary and ordinarily incident to requesting or obtaining licenses, permits, certifications or notifications issued or registered by the FSB for the importation, distribution or use of information technology products in Russia. Section 13(r) of the Exchange Act now requires disclosure of dealings with FSB, even where the activities were conducted in compliance with applicable laws and regulations.
In the normal course of business, as permitted and authorized by the OFAC General License, certain of the Company’s subsidiaries file notifications with, or apply for import licenses and permits from, the FSB as required pursuant to Russian encryption product import controls for the purpose of enabling such subsidiaries or their channel partners to import and distribute certain products in the Russian Federation. There are no gross revenues or net profits directly associated with these activities, and neither the Company nor any of its subsidiaries distribute or sell products or provide services to the FSB. The Company expects that certain of its subsidiaries will continue to file notifications with and apply for import licenses and permits from the FSB to qualify their products for importation and distribution in the Russian Federation if and as permitted by applicable U.S. law, including the OFAC General License.

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

3.4	Amended and Restated By-laws of Danaher Corporation (incorporated by reference from Exhibit 3.1 to Danaher Corporation’s Current Report on Form 8-K filed July 13, 2021)

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DANAHER CORPORATION

Date:	July 21, 2021	By:	/s/ Matthew R. McGrew
Matthew R. McGrew
Executive Vice President and Chief Financial Officer

Date:	July 21, 2021	By:	/s/ Robert S. Lutz
Robert S. Lutz
Senior Vice President and Chief Accounting Officer