Form 10-Q
period 2021-10-01
DANAHER CORP /DE/
filed 2021-10-21
CIK 313616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The number of shares of common stock outstanding at October 15, 2021 was 714,576,868.

DANAHER CORPORATION
INDEX
FORM 10-Q

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ in millions, except per share amount)
(unaudited)

	October 1, 2021	December 31, 2020
ASSETS
Current assets:
Cash and equivalents	$2,552	$6,035
Trade accounts receivable, less allowance for doubtful accounts of $121 and $132, respectively	4,194	4,045
Inventories:
Finished goods	1,367	1,232
Work in process	465	369
Raw materials	905	691
Total inventories	2,737	2,292
Prepaid expenses and other current assets	1,293	1,430
Total current assets	10,776	13,802
Property, plant and equipment, net of accumulated depreciation of $3,390 and $3,182, respectively	3,640	3,262
Other long-term assets	3,470	2,395
Goodwill	41,237	35,420
Other intangible assets, net	23,375	21,282
Total assets	$82,498	$76,161
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$7	$11
Trade accounts payable	2,133	2,049
Accrued expenses and other liabilities	5,117	5,342
Total current liabilities	7,257	7,402
Other long-term liabilities	8,189	7,789
Long-term debt	23,591	21,193
Stockholders’ equity:
Preferred stock, no par value, 15.0 million shares authorized; 1.65 million shares of 4.75% Mandatory Convertible Preferred Stock, Series A, issued and outstanding as of October 1, 2021 and December 31, 2020; 1.72 million shares of 5.00% Mandatory Convertible Preferred Stock, Series B, issued and outstanding as of October 1, 2021 and December 31, 2020	3,268	3,268
Common stock - $0.01 par value, 2.0 billion shares authorized; 855.2 million issued and 714.5 million outstanding as of October 1, 2021; 851.3 million issued and 711.0 million outstanding as of December 31, 2020	9	9
Additional paid-in capital	10,004	9,698
Retained earnings	31,231	27,159
Accumulated other comprehensive income (loss)	(1,061)	(368)
Total Danaher stockholders’ equity	43,451	39,766
Noncontrolling interests	10	11
Total stockholders’ equity	43,461	39,777
Total liabilities and stockholders’ equity	$82,498	$76,161
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three-Month Period Ended		Nine-Month Period Ended
	October 1, 2021	October 2, 2020	October 1, 2021		October 2, 2020
Sales	$7,229	$5,884	$21,305		$15,524
Cost of sales	(2,870)	(2,658)	(8,296)		(7,003)
Gross profit	4,359	3,226	13,009		8,521
Operating costs:
Selling, general and administrative expenses	(2,062)	(1,796)	(5,904)		(4,939)
Research and development expenses	(441)	(342)	(1,247)		(952)
Other operating expenses	(547)	—	(547)		—
Operating profit	1,309	1,088	5,311		2,630
Nonoperating income (expense):
Other income (expense), net	137	7	374		459
Interest expense	(62)	(78)	(182)		(203)
Interest income	3	4	10		67
Earnings from continuing operations before income taxes	1,387	1,021	5,513		2,953
Income taxes	(229)	(138)	(954)		(548)
Net earnings from continuing operations	1,158	883	4,559		2,405
Earnings from discontinued operations, net of income taxes	—	—	86		—
Net earnings	1,158	883	4,645		2,405
Mandatory convertible preferred stock dividends	(41)	(41)	(123)		(95)
Net earnings attributable to common stockholders	$1,117	$842	$4,522		$2,310
Net earnings per common share from continuing operations:
Basic	$1.56	$1.18	$6.21		$3.28	(a)
Diluted	$1.54	$1.16	$6.10	(a)	$3.22	(a)
Net earnings per common share from discontinued operations:
Basic	$—	$—	$0.12		$—
Diluted	$—	$—	$0.12		$—
Net earnings per common share:
Basic	$1.56	$1.18	$6.33		$3.28	(a)
Diluted	$1.54	$1.16	$6.22	(a)	$3.22	(a)
Average common stock and common equivalent shares outstanding:
Basic	715.1	710.9	714.3		704.4
Diluted	727.0	724.3	736.4		716.8
(a) Net earnings per common share amounts for the relevant three-month periods do not add to the nine-month period amounts due to rounding.
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three-Month Period Ended		Nine-Month Period Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Net earnings	$1,158	$883	$4,645	$2,405
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(396)	923	(909)	1,846
Pension and postretirement plan benefit adjustments	12	9	33	25
Unrealized gain (loss) on available-for-sale securities adjustments	—	—	(1)	1
Cash flow hedge adjustments	(2)	(90)	184	175
Total other comprehensive income (loss), net of income taxes	(386)	842	(693)	2,047
Comprehensive income	$772	$1,725	$3,952	$4,452
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ in millions)
(unaudited)

	Three-Month Period Ended		Nine-Month Period Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Preferred stock:
Balance, beginning of period	$3,268	$3,268	$3,268	$1,600
Issuance of Mandatory Convertible Preferred Stock	—	—	—	1,668
Balance, end of period	$3,268	$3,268	$3,268	$3,268
Common stock:
Balance, beginning of period	$9	$9	$9	$8
Issuance of common stock	—	—	—	1
Balance, end of period	$9	$9	$9	$9
Additional paid-in capital:
Balance, beginning of period	$9,890	$9,475	$9,698	$7,565
Common stock-based award and other activity	91	104	249	275
Common stock issued in connection with LYONs’ conversions, including tax benefit of $0, $39, $10 and $42, respectively	—	39	34	50
Issuance of common stock	—	—	—	1,728
Common stock issued in connection with acquisitions	23	—	23	—
Balance, end of period	$10,004	$9,618	$10,004	$9,618
Retained earnings:
Balance, beginning of period	$30,264	$25,373	$27,159	$24,166
Adoption of accounting standards	—	—	—	(8)
Net earnings	1,158	883	4,645	2,405
Common stock dividends declared	(150)	(128)	(450)	(381)
Mandatory Convertible Preferred Stock dividends declared	(41)	(41)	(123)	(95)
Balance, end of period	$31,231	$26,087	$31,231	$26,087
Accumulated other comprehensive income (loss):
Balance, beginning of period	$(675)	$(1,863)	$(368)	$(3,068)
Other comprehensive income (loss)	(386)	842	(693)	2,047
Balance, end of period	$(1,061)	$(1,021)	$(1,061)	$(1,021)
Noncontrolling interests:
Balance, beginning of period	$10	$11	$11	$11
Change in noncontrolling interests	—	—	(1)	—
Balance, end of period	$10	$11	$10	$11
Total stockholders’ equity, end of period	$43,461	$37,972	$43,461	$37,972
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Nine-Month Period Ended
	October 1, 2021	October 2, 2020
Cash flows from operating activities:
Net earnings	$4,645	$2,405
Less: earnings from discontinued operations, net of income taxes	86	—
Net earnings from continuing operations	4,559	2,405
Noncash items:
Depreciation	525	465
Amortization of intangible assets	1,056	802
Amortization of acquisition-related inventory fair value step-up	46	417
Stock-based compensation expense	159	137
Contract settlement expense	542	—
Pretax gain on sale of product lines and investment (gains) losses	(343)	(445)
Change in trade accounts receivable, net	(152)	212
Change in inventories	(438)	(243)
Change in trade accounts payable	100	(107)
Change in prepaid expenses and other assets	102	36
Change in accrued expenses and other liabilities	(131)	315
Total operating cash provided by continuing operations	6,025	3,994
Total operating cash used in discontinued operations	—	(7)
Net cash provided by operating activities	6,025	3,987
Cash flows from investing activities:
Cash paid for acquisitions	(10,628)	(20,819)
Payments for additions to property, plant and equipment	(874)	(475)
Proceeds from sales of property, plant and equipment	13	1
Payments for purchases of investments	(784)	(215)
Proceeds from sales of investments	104	—
Proceeds from sale of product lines	26	826
All other investing activities	35	24
Total cash used in investing activities for continuing operations	(12,108)	(20,658)
Cash flows from financing activities:
Proceeds from the issuance of common stock in connection with stock-based compensation	63	125
Proceeds from the sale of common stock, net of issuance costs	—	1,729
Proceeds from the sale of preferred stock, net of issuance costs	—	1,668
Payment of dividends	(551)	(445)
Net proceeds from (repayments of) borrowings (maturities of 90 days or less)	3,496	(3,339)
Net proceeds from borrowings (maturities longer than 90 days)	—	7,691
Net repayments of borrowings (maturities longer than 90 days)	(279)	(5,000)
All other financing activities	(12)	(3)
Total cash provided by financing activities for continuing operations	2,717	2,426
Effect of exchange rate changes on cash and equivalents	(117)	21
Net change in cash and equivalents	(3,483)	(14,224)
Beginning balance of cash and equivalents	6,035	19,912
Ending balance of cash and equivalents	$2,552	$5,688
Supplemental disclosures:
Cash interest payments	$279	$235
Cash income tax payments	1,086	644
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
In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of October 1, 2021 and December 31, 2020, its results of operations for the three and nine-month periods ended October 1, 2021 and October 2, 2020 and its cash flows for each of the nine-month periods then ended.
There have been no changes to the Company’s significant accounting policies described in the Company’s 2020 Annual Report that have a material impact on the Company’s Consolidated Condensed Financial Statements and the related Notes. Reclassifications of certain prior year amounts have been made to conform to the current year presentation.
Accounting Standards Not Yet Adopted—In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU includes amendments to the guidance on convertible instruments and the derivative scope exception for contracts in an entity’s own equity and simplifies the accounting for convertible instruments which include beneficial conversion features or cash conversion features by removing certain separation models in Subtopic 470-20. Additionally, the ASU will require entities to use the “if-converted” method when calculating diluted earnings per share for convertible instruments. The ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Management anticipates the adoption of this ASU will not have a significant impact on the Company’s financial statements.
Operating Leases—As of October 1, 2021 and December 31, 2020, operating lease right-of-use assets where the Company was the lessee were $980 million and $942 million, respectively, and are included within other long-term assets in the accompanying Consolidated Condensed Balance Sheets.  The associated operating lease liabilities were $1,028 million and $974 million as of October 1, 2021 and December 31, 2020, respectively, and are included in accrued expenses and other liabilities and other long-term liabilities.

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

	Foreign Currency Translation Adjustments	Pension and Postretirement Plan Benefit Adjustments		Unrealized Gain (Loss) on Available-For-Sale Securities Adjustments	Cash Flow Hedge Adjustments		Total
For the Three-Month Period Ended October 1, 2021:
Balance, July 2, 2021	$232	$(907)		$(1)	$1		$(675)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	(387)	—		—	87		(300)
Income tax impact	(9)	—		—	—		(9)
Other comprehensive income (loss) before reclassifications, net of income taxes	(396)	—		—	87		(309)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	15	(a)	—	(89)	(b)	(74)
Income tax impact	—	(3)		—	—		(3)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	12		—	(89)		(77)
Net current period other comprehensive income (loss), net of income taxes	(396)	12		—	(2)		(386)
Balance, October 1, 2021	$(164)	$(895)		$(1)	$(1)		$(1,061)

For the Three-Month Period Ended October 2, 2020:
Balance, July 3, 2020	$(1,250)	$(765)		$—	$152		$(1,863)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	909	—		—	(305)		604
Income tax impact	14	—		—	48		62
Other comprehensive income (loss) before reclassifications, net of income taxes	923	—		—	(257)		666
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	12	(a)	—	167	(b)	179
Income tax impact	—	(3)		—	—		(3)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	9		—	167		176
Net current period other comprehensive income (loss), net of income taxes	923	9		—	(90)		842
Balance, October 2, 2020	$(327)	$(756)		$—	$62		$(1,021)
(a) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost (refer to Notes 9 and 12 for additional details).
(b) Reflects reclassification to earnings related to hedges of certain long-term debt (refer to Note 8 for additional details).

	Foreign Currency Translation Adjustments	Pension and Postretirement Plan Benefit Adjustments		Unrealized Gain (Loss) on Available-For-Sale Securities Adjustments	Cash Flow Hedge Adjustments		Total
For the Nine-Month Period Ended October 1, 2021:
Balance, December 31, 2020	$745	$(928)		$—	$(185)		$(368)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	(885)	—		(1)	389		(497)
Income tax impact	(24)	—		—	—		(24)
Other comprehensive income (loss) before reclassifications, net of income taxes	(909)	—		(1)	389		(521)
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	43	(a)	—	(205)	(b)	(162)
Income tax impact	—	(10)		—	—		(10)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	33		—	(205)		(172)
Net current period other comprehensive income (loss), net of income taxes	(909)	33		(1)	184		(693)
Balance, October 1, 2021	$(164)	$(895)		$(1)	$(1)		$(1,061)

For the Nine-Month Period Ended October 2, 2020:
Balance, December 31, 2019	$(2,173)	$(781)		$(1)	$(113)		$(3,068)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	1,848	—		1	(8)		1,841
Income tax impact	(2)	—		—	3		1
Other comprehensive income (loss) before reclassifications, net of income taxes	1,846	—		1	(5)		1,842
Amounts reclassified from accumulated other comprehensive income (loss):
Increase (decrease)	—	34	(a)	—	184	(b)	218
Income tax impact	—	(9)		—	(4)		(13)
Amounts reclassified from accumulated other comprehensive income (loss), net of income taxes	—	25		—	180		205
Net current period other comprehensive income (loss), net of income taxes	1,846	25		1	175		2,047
Balance, October 2, 2020	$(327)	$(756)		$—	$62		$(1,021)
(a) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost (refer to Notes 9 and 12 for additional details).
(b) Reflects reclassification to earnings related to hedges of certain long-term debt (refer to Note 8 for additional details).

NOTE 2. REVENUE
The following tables present the Company’s revenues disaggregated by geographical region and revenue type for the three and nine-month periods ended October 1, 2021 and October 2, 2020 ($ in millions). Sales taxes and other usage-based taxes collected from customers are excluded from revenue.

	Life Sciences	Diagnostics	Environmental & Applied Solutions	Total
For the Three-Month Period Ended October 1, 2021:
Geographical region:
North America	$1,291	$1,083	$512	$2,886
Western Europe	989	424	256	1,669
Other developed markets	202	126	28	356
High-growth markets (a)	1,150	816	352	2,318
Total	$3,632	$2,449	$1,148	$7,229

Revenue type:
Recurring	$2,591	$2,150	$678	$5,419
Nonrecurring	1,041	299	470	1,810
Total	$3,632	$2,449	$1,148	$7,229

For the Three-Month Period Ended October 2, 2020:
Geographical region:
North America	$1,101	$798	$481	$2,380
Western Europe	780	349	245	1,374
Other developed markets	193	104	29	326
High-growth markets (a)	849	638	317	1,804
Total	$2,923	$1,889	$1,072	$5,884

Revenue type:
Recurring	$2,076	$1,542	$610	$4,228
Nonrecurring	847	347	462	1,656
Total	$2,923	$1,889	$1,072	$5,884
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

	Life Sciences	Diagnostics	Environmental & Applied Solutions	Total
For the Nine-Month Period Ended October 1, 2021:
Geographical region:
North America	$3,903	$3,025	$1,501	$8,429
Western Europe	3,011	1,282	810	5,103
Other developed markets	636	355	87	1,078
High-growth markets (a)	3,362	2,301	1,032	6,695
Total	$10,912	$6,963	$3,430	$21,305

Revenue type:
Recurring	$7,760	$6,074	$1,984	$15,818
Nonrecurring	3,152	889	1,446	5,487
Total	$10,912	$6,963	$3,430	$21,305

For the Nine-Month Period Ended October 2, 2020:
Geographical region:
North America	$2,721	$2,244	$1,430	$6,395
Western Europe	1,963	974	721	3,658
Other developed markets	524	298	88	910
High-growth markets (a)	2,007	1,660	894	4,561
Total	$7,215	$5,176	$3,133	$15,524

Revenue type:
Recurring	$5,135	$4,305	$1,810	$11,250
Nonrecurring	2,080	871	1,323	4,274
Total	$7,215	$5,176	$3,133	$15,524
(a) The Company defines high-growth markets as developing markets of the world experiencing extended periods of accelerated growth in gross domestic product and infrastructure which include Eastern Europe, the Middle East, Africa, Latin America and Asia (with the exception of Japan, Australia and New Zealand). The Company defines developed markets as all markets that are not high-growth markets.
The Company sells equipment to customers as well as consumables, software licenses and services, some of which customers purchase on a recurring basis. Consumables sold for use with the equipment sold by the Company are typically critical to the use of the equipment and are typically used on a one-time or limited basis, requiring frequent replacement in the customer’s operating cycle. Examples of these consumables include reagents used in diagnostic tests, filters used in filtration, separation and purification processes and cartridges for marking and coding equipment. Additionally, some of the Company’s consumables are used on a standalone basis, such as water treatment solutions. The Company separates its goods and services between those typically sold to a customer on a recurring basis and those typically sold on a nonrecurring basis. Recurring revenue includes revenue from consumables, services, software licenses recognized over time, software-as-a-service licenses, sales-and-usage based royalties and operating-type leases (“OTLs”). Nonrecurring revenue includes sales from equipment, software licenses recognized at a point in time and sales-type leases (“STLs”). OTLs and STLs are included in the above revenue amounts. For the three-month periods ended October 1, 2021 and October 2, 2020, lease revenue was $125 million and $119 million, respectively. For the nine-month periods ended October 1, 2021 and October 2, 2020, lease revenue was $359 million and $356 million, respectively.
Remaining performance obligations related to Topic 606, Revenue from Contracts with Customers, represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period. As of October 1, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $3.7 billion. The Company expects to recognize revenue on approximately 50% of the remaining performance obligations over the next 12 months, 25% over the subsequent 12 months, and the remainder recognized thereafter.

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (“contract assets”) and deferred revenue, customer deposits and billings in excess of revenue recognized (“contract liabilities”) on the Consolidated Condensed Balance Sheets.
Most of the Company’s long-term contracts are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in billing occurring subsequent to revenue recognition resulting in contract assets. Contract assets are generally classified as other current assets in the Consolidated Condensed Balance Sheets. The balance of contract assets as of October 1, 2021 and December 31, 2020 was $88 million and $65 million, respectively.
The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the Consolidated Condensed Balance Sheets based on the timing of when the Company expects to recognize revenue. As of October 1, 2021 and December 31, 2020, contract liabilities were approximately $1.8 billion and $1.4 billion, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets. The increase in the contract liability balance during the nine-month period ended October 1, 2021 was primarily a result of cash payments received in advance of satisfying performance obligations and acquisitions, partially offset by revenue recognized during the year that was included in the opening contract liability balance. Revenue recognized during the nine-month periods ended October 1, 2021 and October 2, 2020 that was included in the contract liability balance on December 31, 2020 and December 31, 2019 was $963 million and $537 million, respectively. Contract assets and liabilities are reported on a net basis on the accompanying Consolidated Condensed Balance Sheets on a contract-by-contract basis at the end of each reporting period.

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
On August 30, 2021, the Company acquired Aldevron, L.L.C. (“Aldevron”) for a cash purchase price of approximately $9.6 billion (the “Aldevron Acquisition”). Aldevron manufactures high-quality plasmid DNA, mRNA and proteins, serving biotechnology and pharmaceutical customers across research, clinical and commercial applications, and is now part of the Company’s Life Sciences segment. Aldevron generated revenues of approximately $300 million in 2020. The acquisition of Aldevron is expected to provide additional sales and earnings opportunities for the Company by expanding product line diversity, including new product offerings supporting genomic medicine. The Company financed the Aldevron Acquisition using cash on hand and proceeds from the issuance of commercial paper.
In addition to the Aldevron Acquisition, during the nine-month period ended October 1, 2021, the Company acquired nine other businesses for total consideration of approximately $1.1 billion in cash, net of cash acquired. The businesses acquired complement existing units of each of the Company’s three segments. The aggregate annual sales of these nine businesses at the time of their acquisition, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were $93 million.
The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the Aldevron Acquisition, and separately for all other acquisitions during the nine-month period ended October 1, 2021 ($ in millions):

	Aldevron	Others	Total
Trade accounts receivable	$46	$16	$62
Inventories	93	26	119
Property, plant and equipment	142	11	153
Goodwill	6,078	821	6,899
Other intangible assets, primarily technology, customer relationships and trade names	3,514	328	3,842
Trade accounts payable	(15)	(8)	(23)
Deferred tax liabilities	(208)	(76)	(284)
Other assets and liabilities, net	(64)	(40)	(104)
Fair value of net assets acquired	9,586	1,078	10,664
Less: noncash consideration	(23)	(13)	(36)
Net cash consideration	$9,563	$1,065	$10,628
On March 31, 2020, the Company acquired the Biopharma business of General Electric Company’s (“GE”) Life Sciences division, now known as Cytiva, for a cash purchase price of approximately $20.7 billion (net of approximately $0.1 billion of acquired cash) and the assumption of approximately $0.4 billion of pension liabilities (the “Cytiva Acquisition”). Cytiva is a leading provider of instruments, consumables and software that support the research, discovery, process development and manufacturing workflows of biopharmaceutical drugs. Cytiva is included in the Company’s Life Sciences segment results beginning in the second quarter of 2020. The acquisition has provided and is expected to provide additional sales and earnings growth opportunities for the Company’s Life Sciences segment by expanding the business’ geographic and product line diversity, including new product and service offerings that complement the Company’s existing biologics workflow solutions. To fulfill a condition to obtaining certain regulatory approvals for the closing of the transaction, on April 30, 2020, the Company divested certain of its existing product lines in the Life Sciences segment for a cash purchase price, net of cash transferred and transaction costs, of $826 million and recognized a pretax gain on sale of $455 million ($305 million after-tax or $0.42 per diluted common share). The divested product lines in the aggregate generated revenues of approximately $170 million in 2019. The divestiture of these product lines did not represent a strategic shift with a major effect on the Company’s operations and financial results and therefore is not reported as a discontinued operation.
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

	Three-Month Period Ended		Nine-Month Period Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Sales	$7,280	$5,992	$21,546	$16,605
Net earnings from continuing operations	1,159	960	4,483	1,890
Diluted net earnings per common share from continuing operations (a)	1.54	1.27	6.00	2.50
(a) Diluted net earnings per common share from continuing operations is calculated by adding the interest accrued on the Company’s LYONs to net earnings from continuing operations and deducting the MCPS dividends from net earnings from continuing operations for the anti-dilutive MCPS shares (refer to Note 15 for additional information).

The 2021 unaudited pro forma net earnings set forth above were adjusted to exclude the pretax impact of $17 million of non-recurring acquisition date fair value adjustments to inventory and the 2020 unaudited pro forma net earnings were adjusted to include the impact of the inventory fair value adjustment related to the Aldevron Acquisition. In addition, acquisition-related transaction costs of $28 million related to the Aldevron Acquisition in the three and nine-month periods ended October 1, 2021 were excluded from pro forma net earnings.
The 2021 unaudited pro forma sales and net earnings set forth above were adjusted to exclude the pretax impact of $46 million of non-recurring acquisition date fair value adjustments to inventory and deferred revenue related to the Cytiva Acquisition in the nine-month period ended October 1, 2021. The 2020 unaudited pro forma sales and net earnings were adjusted to include the impact of these items.
In addition, acquisition-related transaction costs of $59 million for the nine-month period ended October 2, 2020, associated with the Cytiva Acquisition were excluded from pro forma net earnings. The pretax gain of $455 million ($305 million after-tax) for the nine-month period ended October 2, 2020 related to the divestiture of certain product lines that was required as a condition to obtaining certain regulatory approvals for the closing of the Cytiva Acquisition was excluded from the 2020 pro forma net earnings.

NOTE 4. DISCONTINUED OPERATIONS
On July 2, 2016, the Company completed the separation of its former Test & Measurement segment, Industrial Technologies segment (excluding the product identification businesses) and retail/commercial petroleum business by distributing to Danaher stockholders on a pro rata basis all of the issued and outstanding common stock of Fortive Corporation (“Fortive”), the entity the Company incorporated to hold such businesses. For the nine-month period ended October 1, 2021, the Company recorded an income tax benefit of $86 million related to the release of previously provided reserves associated with uncertain tax positions on certain of the Company’s tax returns which were jointly filed with Fortive entities. These reserves were released due to the expiration of statutes of limitations for those returns. This income tax benefit is included in earnings from discontinued operations, net of income taxes in the accompanying Consolidated Condensed Statements of Earnings.

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS
The following is a rollforward of the Company’s goodwill ($ in millions):

Balance, December 31, 2020	$35,420
Attributable to 2021 acquisitions	6,899
Attributable to 2021 divestitures	(12)
Adjustments due to finalization of purchase price allocations	(12)
Foreign currency translation and other	(1,058)
Balance, October 1, 2021	$41,237
The carrying value of goodwill by segment is summarized as follows ($ in millions):

	October 1, 2021	December 31, 2020
Life Sciences	$31,755	$25,812
Diagnostics	6,974	7,082
Environmental & Applied Solutions	2,508	2,526
Total	$41,237	$35,420
The Company has not identified any “triggering” events which indicate an impairment of goodwill in 2021.
The Company reviews identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company identified impairment triggers during both the first quarters of 2021 and 2020 and during the third quarter of 2020 which resulted in the impairment of certain long-lived assets, including trade names and other intangible assets. The Company recorded impairment charges totaling $10 million in the nine-month period ended October 1, 2021 and $14 million and $22 million in the three and nine-month periods ended October 2, 2020, respectively, related to these long-lived assets.

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
A summary of financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Balance, October 1, 2021	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale debt securities	$21	$—	$21	$—
Investment in equity securities	318	74	—	—
Liabilities:
Cross-currency swap derivative contracts	133	—	133	—
Deferred compensation plans	123	—	123	—

	Balance, December 31, 2020	Quoted Prices in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale debt securities	$27	$—	$27	$—
Investment in equity securities	176	6	—	—
Liabilities:
Cross-currency swap derivative contracts	622	—	622	—
Deferred compensation plans	111	—	111	—
Available-for-sale debt securities, which are included in other long-term assets in the accompanying Consolidated Condensed Balance Sheets, are measured at fair value using quoted prices reported by investment brokers and dealers based on the underlying terms of the security and comparison to similar securities traded on an active market. As of October 1, 2021 and December 31, 2020, available-for-sale debt securities primarily include U.S. Treasury Notes and corporate debt securities, which are valued based on the terms of the instruments in comparison with similar terms traded on the active market.
The Company’s investments in equity securities consist of investments in publicly traded equity securities and investments in non-marketable equity securities. The publicly traded securities are classified as Level 1 in the fair value hierarchy as they are measured based on quotes in active markets. For the non-marketable equity securities, the Company estimates the fair value of the investments in equity securities based on the measurement alternative and adjusts for impairments and observable price changes with a same or similar security from the same issuer within net earnings (the “Fair Value Alternative”). The Company’s investments in these equity securities are not classified in the fair value hierarchy due to the use of these measurement methods. Additionally, the Company is a limited partner in partnerships that invest primarily in early-stage companies. While the partnerships record these investments at fair value, the Company’s investments in the partnerships are accounted for under the equity method of accounting and are not subject to fair value measurement disclosures. As of October 1, 2021 and December 31, 2020, the Company’s equity method investments included investments in partnerships with a carrying value of approximately $1.2 billion and $453 million, respectively. During the three and nine-month periods ended October 1, 2021, the Company recorded realized and unrealized gains of $128 million and $330 million, respectively, related to changes in the fair value of the Company’s investments in equity securities and the Company’s equity in earnings of the partnerships that reflect the changes in fair value of the investments of the partnerships. During the three and nine-month periods ended October 2, 2020, the Company recorded unrealized gains of $3 million and unrealized losses of $10 million, respectively, related to changes in the fair value of the Company’s investments including investments of the partnerships. Refer to Note 12 for additional information on gains and losses on the Company’s investments including investments in the partnerships. These gains and losses are reflected in other income (expense), net in the Company’s Consolidated Condensed Statements of Earnings.
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
Fair Value of Financial Instruments
The carrying amounts and fair values of the Company’s financial instruments were as follows ($ in millions):

	October 1, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Available-for-sale debt securities	$21	$21	$27	$27
Investment in equity securities	318	318	176	176
Liabilities:
Cross-currency swap derivative contracts	133	133	622	622
Notes payable and current portion of long-term debt	7	7	11	11
Long-term debt	23,591	24,478	21,193	23,004
As of October 1, 2021 and December 31, 2020, available-for-sale debt securities and cross-currency swap derivative contracts were categorized as Level 2 and short and long-term borrowings were categorized as Level 1.
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

NOTE 7. FINANCING
As of October 1, 2021, the Company was in compliance with all of its debt covenants. The components of the Company’s debt were as follows ($ in millions):

	October 1, 2021	December 31, 2020
Euro-denominated commercial paper (€1.2 billion and €500 million, respectively)	$1,392	$611
U.S. dollar-denominated commercial paper	2,677	—
Zero-coupon LYONs due 2021	—	24
0.352% senior unsecured notes due 2021 (¥30.0 billion aggregate principal amount) (the “2021 Yen Notes”)	—	290
Floating rate senior unsecured notes due 2022 (€250 million aggregate principal amount) (the “Floating Rate 2022 Euronotes”)	290	305
2.05% senior notes due 2022 (the “2022 Biopharma Notes”)	699	698
0.5% senior unsecured bonds due 2023 (CHF 540 million aggregate principal amount) (the “2023 CHF Bonds”)	581	611
1.7% senior unsecured notes due 2024 (€900 million aggregate principal amount) (the “2024 Euronotes”)	1,039	1,096
2.2% senior unsecured notes due 2024 (the “2024 Biopharma Notes”)	697	697
2.5% senior unsecured notes due 2025 (€800 million aggregate principal amount) (the “2025 Euronotes”)	925	975
3.35% senior unsecured notes due 2025 (the “2025 U.S. Notes”)	498	498
0.2% senior unsecured notes due 2026 (€1.3 billion aggregate principal amount) (the “2026 Biopharma Euronotes”)	1,443	1,520
2.1% senior unsecured notes due 2026 (€800 million aggregate principal amount) (the “2026 Euronotes”)	923	975
0.3% senior unsecured notes due 2027 (¥30.8 billion aggregate principal amount) (the “2027 Yen Notes”)	277	297
1.2% senior unsecured notes due 2027 (€600 million aggregate principal amount) (the “2027 Euronotes”)	692	729
0.45% senior unsecured notes due 2028 (€1.3 billion aggregate principal amount) (the “2028 Biopharma Euronotes”)	1,440	1,518
1.125% senior unsecured bonds due 2028 (CHF 210 million aggregate principal amount) (the “2028 CHF Bonds”)	229	241
2.6% senior unsecured notes due 2029 (the “2029 Biopharma Notes”)	795	795
2.5% senior unsecured notes due 2030 (€800 million aggregate principal amount) (the “2030 Euronotes”)	926	978
0.75% senior unsecured notes due 2031 (€1.8 billion aggregate principal amount) (the “2031 Biopharma Euronotes”)	2,018	2,127
0.65% senior unsecured notes due 2032 (¥53.2 billion aggregate principal amount) (the “2032 Yen Notes”)	478	514
1.35% senior unsecured notes due 2039 (€1.3 billion aggregate principal amount) (the “2039 Biopharma Euronotes”)	1,433	1,511
3.25% senior unsecured notes due 2039 (the “2039 Biopharma Notes”)	890	889
4.375% senior unsecured notes due 2045 (the “2045 U.S. Notes”)	499	499
1.8% senior unsecured notes due 2049 (€750 million aggregate principal amount) (the “2049 Biopharma Euronotes”)	860	907
3.4% senior unsecured notes due 2049 (the “2049 Biopharma Notes”)	889	889
2.6% senior unsecured notes due 2050 (the “2050 U.S. Notes”)	980	979
Other	28	31
Total debt	23,598	21,204
Less: currently payable	7	11
Long-term debt	$23,591	$21,193

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
As of October 1, 2021, borrowings outstanding under the Company’s U.S. dollar and euro-denominated commercial paper program had a weighted average annual interest rate of negative 0.01% and a weighted average remaining maturity of approximately 22 days.
Debt discounts, premiums and debt issuance costs totaled $121 million and $132 million as of October 1, 2021 and December 31, 2020, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of debt table above.
Guarantors of Debt
The Company has guaranteed long-term debt issued by certain of its wholly-owned subsidiaries. The Floating Rate 2022 Euronotes, 2025 Euronotes and 2027 Euronotes were issued by DH Europe Finance S.A. (“Danaher International”). The 2022 Biopharma Notes, 2024 Biopharma Notes, 2026 Biopharma Euronotes, 2028 Biopharma Euronotes, 2029 Biopharma Notes, 2031 Biopharma Euronotes, 2039 Biopharma Euronotes, 2039 Biopharma Notes, 2049 Biopharma Euronotes and 2049 Biopharma Notes were issued by DH Europe Finance II S.a.r.l. (“Danaher International II”). The 2023 CHF Bonds and 2028 CHF Bonds were issued by DH Switzerland Finance S.A. (“Danaher Switzerland”). The 2027 Yen Notes and 2032 Yen Notes were issued by DH Japan Finance S.A. (“Danaher Japan”). Each of Danaher International, Danaher International II, Danaher Switzerland and Danaher Japan are wholly-owned finance subsidiaries of Danaher Corporation. All of the outstanding and future securities issued by each of these entities are or will be fully and unconditionally guaranteed by the Company and these guarantees rank on parity with the Company’s unsecured and unsubordinated indebtedness.
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

The following table summarizes the notional values as of October 1, 2021 and October 2, 2020 and pretax impact of changes in the fair values of instruments designated as net investment hedges and cash flow hedges in accumulated other comprehensive income (“OCI”) for the three and nine-month periods ended October 1, 2021 and October 2, 2020 ($ in millions):

	Original Notional Amount	Notional Amount Outstanding	Gain (Loss) Recognized in OCI	Amounts Reclassified from OCI
For the Three-Month Period Ended October 1, 2021:
Net investment hedges:
Foreign currency contracts	$2,875	$2,000	$34	$—
Foreign currency denominated debt	4,864	4,864	52	—
Cash flow hedges:
Foreign currency contracts	4,000	4,000	87	(90)
Interest rate swaps	850	—	—	1
Total	$12,589	$10,864	$173	$(89)

For the Three-Month Period Ended October 2, 2020:
Net investment hedges:
Foreign currency contracts:	$2,875	$2,000	$(57)	$—
Foreign currency denominated debt	6,619	6,619	(209)	—
Cash flow hedges:
Foreign currency contracts	4,000	4,000	(305)	166
Interest rate swaps	850	—	—	1
Total	$14,344	$12,619	$(571)	$167

For the Nine-Month Period Ended October 1, 2021:
Net investment hedges:
Foreign currency contracts	$2,875	$2,000	$100	$—
Foreign currency denominated debt	4,864	4,864	236	—
Cash flow hedges:
Foreign currency contracts	4,000	4,000	389	(207)
Interest rate swaps	850	—	—	2
Total	$12,589	$10,864	$725	$(205)

For the Nine-Month Period Ended October 2, 2020:
Net investment hedges:
Foreign currency contracts:	$2,875	$2,000	$10	$—
Foreign currency denominated debt	6,619	6,619	(242)	—
Cash flow hedges:
Foreign currency contracts	4,000	4,000	(8)	182
Interest rate swaps	850	—	—	2
Total	$14,344	$12,619	$(240)	$184
Gains or losses related to net investment hedges are classified as foreign currency translation adjustments in the schedule of changes in OCI in Note 1, as these items are attributable to the Company’s hedges of its net investment in foreign operations. Gains or losses related to the cash flow hedges and interest rate swaps are classified as cash flow hedge adjustments in the schedule of changes in OCI in Note 1. The amounts reclassified from other comprehensive income (loss) for the cross-currency swap derivative contracts that are cash flow hedges of the Company’s U.S. dollar-denominated debt was equal to the remeasurement amount recorded in the three and nine-month periods on the hedged debt.

The Company did not reclassify any other deferred gains or losses related to net investment hedges or cash flow hedges from accumulated other comprehensive income (loss) to earnings during the three and nine-month periods ended October 1, 2021 and October 2, 2020. In addition, the Company did not have any ineffectiveness related to net investment hedges or cash flow hedges during the three and nine-month periods ended October 1, 2021 and October 2, 2020. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in all other investing activities in the accompanying Consolidated Condensed Statements of Cash Flows. The cash inflows and outflows associated with the Company’s derivative contracts designated as cash flow hedges are classified in cash flows from operating activities in the accompanying Consolidated Condensed Statements of Cash Flows.
The Company’s derivative instruments, as well as its nonderivative debt instruments designated and qualifying as net investment hedges, were classified in the Company’s Consolidated Condensed Balance Sheets as follows ($ in millions):

	October 1, 2021	December 31, 2020
Derivative liabilities:
Accrued expenses and other liabilities	$133	$622

Nonderivative hedging instruments:
Long-term debt	4,864	4,573
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

NOTE 9. DEFINED BENEFIT PLANS
The following sets forth the components of the Company’s net periodic benefit (cost) of the noncontributory defined benefit pension plans ($ in millions):

	Three-Month Period Ended		Nine-Month Period Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
U.S. pension benefits:
Service cost	$—	$—	$—	$—
Interest cost	(11)	(17)	(34)	(51)
Expected return on plan assets	31	30	93	90
Amortization of actuarial loss	(12)	(10)	(34)	(28)
Amortization of prior service cost	(1)	—	(1)	(1)
Net periodic pension benefit	$7	$3	$24	$10

Non-U.S. pension benefits:
Service cost	$(11)	$(11)	$(33)	$(28)
Interest cost	(5)	(5)	(15)	(15)
Expected return on plan assets	10	9	32	27
Amortization of actuarial loss	(2)	(2)	(8)	(7)
Amortization of prior service credit	1	—	1	1
Curtailment and settlement gains (losses) recognized	(1)	—	(1)	—
Net periodic pension cost	$(8)	$(9)	$(24)	$(22)

The following sets forth the components of the Company’s net periodic benefit cost of the other postretirement employee benefit plans ($ in millions):

	Three-Month Period Ended		Nine-Month Period Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Service cost	$—	$—	$—	$—
Interest cost	(1)	(1)	(2)	(3)
Amortization of actuarial loss	(1)	—	(2)	—
Amortization of prior service credit	1	—	2	1
Net periodic cost	$(1)	$(1)	$(2)	$(2)
The net periodic benefit cost of the noncontributory defined benefit pension plans and other postretirement employee benefit plans incurred during the three and nine-month periods ended October 1, 2021 and October 2, 2020 are reflected in the following captions in the accompanying Consolidated Condensed Statements of Earnings ($ in millions):

	Three-Month Period Ended		Nine-Month Period Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Service cost:
Cost of sales	$(1)	$(3)	$(5)	$(7)
Selling, general and administrative expenses	(10)	(8)	(28)	(21)
Total service cost	(11)	(11)	(33)	(28)
Other net periodic benefit costs:
Other income (expense), net	9	4	31	14
Total expense	$(2)	$(7)	$(2)	$(14)
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

NOTE 10. INCOME TAXES
The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended		Nine-Month Period Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Effective tax rate	16.5%	13.5%	17.3%	18.5%
The effective tax rate for the three-month period ended October 1, 2021 differs from the U.S. federal statutory rate of 21.0% principally due to net discrete benefits of $23 million related primarily to excess tax benefits from stock-based compensation, audit settlements and a higher tax benefit associated with the pretax expense in the quarter related to the modification and partial termination of a commercial arrangement and resolution of the associated litigation. These factors reduced the effective tax rate by 3.2% for the three-month period ended October 1, 2021.
The effective tax rate for the nine-month period ended October 1, 2021 differs from the U.S. federal statutory rate of 21.0% principally due to net discrete benefits of $143 million related primarily to release of reserves for uncertain tax positions due to the expiration of statutes of limitation, audit settlements, excess tax benefits from stock-based compensation and a higher tax benefit associated with the pretax expense in the quarter related to the modification and partial termination of a commercial arrangement and resolution of the associated litigation, net of changes in estimates associated with prior period uncertain tax positions. These factors reduced the effective tax rate by 2.9% for the nine-month period ended October 1, 2021.
The effective tax rate for the three-month period ended October 2, 2020 differs from the U.S. federal statutory rate of 21.0% principally due to net discrete benefits related primarily to the release of reserves for uncertain tax positions from audit settlements and the expiration of statutes of limitation, excess tax benefits from stock-based compensation and other items. These factors reduced the effective tax rate by 6.1% for the three-month period ended October 2, 2020.

The effective tax rate for the nine-month period ended October 2, 2020 differs from the U.S. federal statutory rate of 21.0% principally due to the release of reserves for uncertain tax positions from audit settlements and expiration of statutes of limitation and excess tax benefits from stock-based compensation, partially offset by a higher tax rate associated with the gain on the divestiture of certain product lines in the Life Sciences segment in the second quarter of 2020 and changes in estimates associated with prior period uncertain tax positions. These factors reduced the effective tax rate by 1.1% for the nine-month period ended October 2, 2020.
For a description of the tax provision for discontinued operations, refer to Note 4 to the Consolidated Condensed Financial Statements.
For a description of the Company’s significant tax matters, reference is made to the financial statements as of and for the year ended December 31, 2020 and Note 15 thereto included in the Company’s 2020 Annual Report.
Tax authorities in Denmark have issued tax assessments related to interest accrued by certain of the Company’s subsidiaries for the years 2004 through 2015. During the first quarter of 2021, the Company received a notice from the Danish tax authorities that included a reduction in the interest amounts imposed in the original tax assessments. Taking into account the revised interest amounts, the assessments total approximately DKK 2.1 billion including interest accrued to date (approximately $328 million based on the exchange rate as of October 1, 2021). The Company’s appeal of the original assessments with the Danish National Tax Tribunal has been put on hold awaiting the final outcome of other preceding withholding tax cases that are to be heard by the Danish High Court. Management believes the positions the Company has taken in Denmark are in accordance with the relevant tax laws and is vigorously defending its positions. The Company intends on pursuing this matter through the Danish High Court should the appeal to the Danish National Tax Tribunal be unsuccessful. While the ultimate resolution of this matter is uncertain and could take many years, taking into account the notice reducing the interest amounts and tax payments previously made related to these assessments, the Company does not expect the resolution of this matter will have a future material adverse impact to the Company’s financial statements, including its cash flow and effective tax rate.

NOTE 11. OTHER OPERATING EXPENSES
Effective July 24, 2021, the Company’s indirect, wholly-owned subsidiary, Beckman Coulter, Inc. (“Beckman”), entered into a series of related agreements with Quidel Corporation and a subsidiary thereof (“Quidel”) to resolve litigation that Beckman initiated against Quidel and to modify and partially terminate the related prior commercial arrangement. Pursuant to the related agreements, the dispute regarding Beckman’s ability to compete in B-type Naturietic Peptide (“BNP”) test related activities has been settled, allowing Beckman to research, develop, manufacture and distribute BNP type tests. Beckman’s commitment to supply certain BNP test kits to Quidel has also been terminated. Beckman also obtained the right to distribute and sell the BNP assay currently sold by Quidel. As consideration under the agreements, Beckman will pay Quidel predominantly fixed payments of approximately $75 million per year through 2029 (subject to proration in 2021). The Company engaged a third-party valuation specialist to assist in determining the value of the elements of the transaction. The present value of the payments to Quidel is estimated to be $581 million, of which $547 million was recorded as a pretax contract settlement expense primarily due to the unfavorable nature of the prior arrangement (consisting of a cash charge of $5 million and a noncash charge of $542 million) in the third quarter of 2021 related to the modification and partial termination of the prior commercial arrangement and resolution of the associated litigation. The Company also capitalized $34 million in intangible assets, comprised of proprietary technology, customer relationships and the use of a trade name acquired in the settlement, which represent a noncash investing activity. Due to the extended payment terms of the arrangement, the arrangement represents a noncash financing activity of $576 million. Over the period of the arrangement, the cash payments related to servicing the obligation due to Quidel will be recorded as cash outflows from financing activities and the payments related to the imputed interest on the obligation due to Quidel will be recorded as cash outflows from operating activities in the Consolidated Condensed Statement of Cash Flows.

NOTE 12. OTHER INCOME (EXPENSE), NET
The following sets forth the components of the Company’s other income (expense), net:

	Three-Month Period Ended		Nine-Month Period Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Other components of net periodic benefit costs	$9	$4	$31	$14
Investment gains (losses):
Realized investment gains (losses)	10	—	48	—
Unrealized investment gains (losses)	118	3	282	(10)
Total investment gains (losses)	128	3	330	(10)
Gain on sale of product lines	—	—	13	455
Total other income (expense), net	$137	$7	$374	$459
Other Components of Net Periodic Benefit Costs
The Company disaggregates the service cost component of net periodic benefit costs of the noncontributory defined benefit pension plans and other postretirement employee benefit plans and presents the other components of net periodic benefit cost in other income (expense), net. These other components of net periodic benefit costs include the assumed rate of return on plan assets, partially offset by amortization of actuarial losses and interest.
Investment Gains (Losses)
The Company estimates the fair value of its investments in equity securities using the Fair Value Alternative and records adjustments to fair value within net earnings. Additionally, the Company is a limited partner in partnerships that invest primarily in early-stage companies. While the partnerships record these investments at fair value, the Company’s investments in the partnerships are accounted for under the equity method of accounting. The investment gains (losses) include realized and unrealized gains and losses related to changes in the fair value of the Company’s investments in equity securities and the Company’s equity in earnings of the partnerships that reflect the changes in fair value of the investments of the partnerships.
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

NOTE 13. COMMITMENTS AND CONTINGENCIES
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

The following is a rollforward of the Company’s accrued warranty liability ($ in millions):

Balance, December 31, 2020	$86
Accruals for warranties issued during the period	41
Settlements made	(34)
Effect of foreign currency translation	(1)
Balance, October 1, 2021	$92

NOTE 14. STOCK TRANSACTIONS AND STOCK-BASED COMPENSATION
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the nine-month period ended October 1, 2021. On July 16, 2013, the Company’s Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. As of October 1, 2021, 20 million shares remained available for repurchase pursuant to the Repurchase Program.
The following table summarizes the Company’s share activity (shares in millions):

	Three-Month Period Ended		Nine-Month Period Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Preferred stock - shares issued:
Balance, beginning of period	3.4	3.4	3.4	1.7
Issuance of MCPS	—	—	—	1.7
Balance, end of period	3.4	3.4	3.4	3.4

Common stock - shares issued:
Balance, beginning of period	854.4	849.5	851.3	835.5
Common stock-based compensation awards	0.8	1.1	3.0	3.9
Common stock issued in connection with LYONs’ conversions	—	—	0.9	0.3
Issuance of common stock	—	—	—	10.9
Balance, end of period	855.2	850.6	855.2	850.6
In May 2020, the Company completed the underwritten public offering of 10.9 million shares of Danaher common stock at a price to the public of $163.00 per share (the “2020 Common Stock Offering”), resulting in net proceeds of approximately $1.73 billion, after deducting expenses and the underwriters’ discount of $54 million. Simultaneously, the Company completed the underwritten public offering of 1.72 million shares of its 5.0% Series B Mandatory Convertible Preferred Stock (“MCPS Series B”), without par value and with a liquidation preference of $1,000 per share (the “2020 MCPS Offering”), resulting in net proceeds of approximately $1.67 billion, after deducting expenses and the underwriters’ discount of $49 million. The Company has used the net proceeds from the 2020 Common Stock Offering and the 2020 MCPS Offering for general corporate purposes.
In March 2019, the Company completed the underwritten public offering of 1.65 million shares of its 4.75% MCPS Series A, without par value and with a liquidation preference of $1,000 per share.
Unless converted earlier in accordance with the terms of the applicable certificate of designations, each share of MCPS Series A and MCPS Series B (together, the “MCPS Shares”) will mandatorily convert on their respective Mandatory Conversion Date, set forth below, into a number of shares of the Company’s common stock between the applicable Minimum Conversion Rate and the applicable Maximum Conversion Rate, set forth below, subject to further anti-dilution adjustments. The number of shares of the Company’s common stock issuable upon conversion will be determined based on the average volume-weighted average price per share of the Company’s common stock over the 20 consecutive trading day period beginning on, and including, the 21st scheduled trading day immediately before the applicable Mandatory Conversion Date. Subject to certain exceptions, at any time prior to the Mandatory Conversion Date, holders may elect to convert the MCPS Shares into common stock based on the applicable Minimum Conversion Rate, subject to further anti-dilution adjustments. In the event of a fundamental change, the MCPS Shares will convert at the fundamental change rates specified in the applicable certificate of designations, and the holders of MCPS Shares would be entitled to a fundamental change make-whole dividend. In the third quarter of 2021, 20 shares of MCPS Series A were converted into 133 shares of Danaher common stock.

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
The following summarizes the key terms of the MCPS Shares:

	Annual Cumulative Dividend Rate	Liquidation Preference per share	Minimum Conversion Rate	Maximum Conversion Rate	Mandatory Conversion Date
Series A	4.75%	$1,000	6.6601 shares	8.1585 shares	April 15, 2022
Series B	5.00%	$1,000	5.0098 shares	6.1370 shares	April 15, 2023
For a full description of the Company’s stock-based compensation programs, refer to Note 19 of the Company’s financial statements as of and for the year ended December 31, 2020 included in the Company’s 2020 Annual Report. As of October 1, 2021, approximately 50 million shares of the Company’s common stock were reserved for issuance under the 2007 Omnibus Incentive Plan.
The following summarizes the components of the Company’s stock-based compensation expense ($ in millions):

	Three-Month Period Ended		Nine-Month Period Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Restricted stock units (“RSUs”)/performance stock units (“PSUs”):
Pretax compensation expense	$31	$27	$95	$83
Income tax benefit	(6)	(5)	(19)	(17)
RSU/PSU expense, net of income taxes	25	22	76	66
Stock options:
Pretax compensation expense	21	18	64	54
Income tax benefit	(4)	(4)	(13)	(11)
Stock option expense, net of income taxes	17	14	51	43
Total stock-based compensation:
Pretax compensation expense	52	45	159	137
Income tax benefit	(10)	(9)	(32)	(28)
Total stock-based compensation expense, net of income taxes	$42	$36	$127	$109
Stock-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings. As of October 1, 2021, $211 million of total unrecognized compensation cost related to RSUs/PSUs is expected to be recognized over a weighted average period of approximately two years. As of October 1, 2021, $225 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately three years. Future compensation amounts will be adjusted for any changes in estimated forfeitures.

NOTE 15. NET EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS
Basic net earnings per common share from continuing operations (“EPS”) is calculated by taking net earnings from continuing operations less the MCPS dividends divided by the weighted average number of common shares outstanding for the applicable period. Diluted net EPS from continuing operations is computed by taking net earnings from continuing operations plus the interest accrued on the Company’s LYONs (prior to their redemption in January 22, 2021) less the MCPS dividends divided by the weighted average number of common shares outstanding increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased with the proceeds from the issuance of the potentially dilutive shares. For the three-month periods ended October 1, 2021 and October 2, 2020, no options to purchase shares were excluded from the diluted net EPS calculation. For the nine-month periods ended October 1, 2021 and October 2, 2020, approximately 88 thousand and 1.0 million options, respectively, to purchase shares were excluded from the diluted EPS calculation, as the impact of their inclusion would have been anti-dilutive.
Basic and diluted EPS are computed independently for each quarter and year-to-date period, and each period involves the use of different weighted-average share count figures. As a result, and after factoring the effect of rounding to the nearest cent per share, the sum of prior quarterly EPS figures may not equal year-to-date EPS.
The impact of the MCPS Series A calculated under the if-converted method was anti-dilutive for the three-month period ended October 1, 2021, and as such 11.0 million shares underlying the MCPS Series A were excluded from the calculation of diluted EPS for the three-month period and the related MCPS Series A dividends of $19 million were included in the calculation of net earnings for diluted EPS for the period. The impact of the MCPS Series A calculated under the if-converted method was dilutive for the nine-month period ended October 1, 2021, and as such 11.0 million shares underlying the MCPS Series A were included in the calculation of diluted EPS for the nine-month period and the related MCPS Series A dividends of $59 million were excluded from the calculation of net earnings for diluted EPS for the period.
The impact of the MCPS Series B calculated under the if-converted method was anti-dilutive for the three and nine-month periods ended October 1, 2021, and as such 8.6 million shares underlying the MCPS Series B were excluded from the calculation of diluted EPS in both periods and the related MCPS Series B dividends of $22 million and $64 million were included in the calculation of net earnings for diluted EPS for the respective periods.
The impact of the MCPS Series A and MCPS Series B calculated under the if-converted method was anti-dilutive for the three and nine-month periods ended October 2, 2020, and as such 19.6 million and 16.3 million shares, respectively, underlying the MCPS Series A and MCPS Series B were excluded from the diluted EPS calculation and the related MCPS Series A and MCPS Series B dividends were included in the calculation of net earnings for diluted EPS for the three and nine-month periods ended October 2, 2020.
Information related to the calculation of net earnings per common share from continuing operations is summarized as follows ($ and shares in millions, except per share amounts):

	Three-Month Period Ended		Nine-Month Period Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Numerator:
Net earnings from continuing operations	$1,158	$883	$4,559	$2,405
MCPS dividends	(41)	(41)	(123)	(95)
Net earnings from continuing operations attributable to common stockholders for Basic EPS	1,117	842	4,436	2,310
Adjustment for interest on convertible debentures	—	—	—	1
Adjustment for MCPS dividends for dilutive MCPS	—	—	59	—
Net earnings from continuing operations attributable to common stockholders after assumed conversions for Diluted EPS	$1,117	$842	$4,495	$2,311

Denominator:
Weighted average common shares outstanding used in Basic EPS	715.1	710.9	714.3	704.4
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	11.9	12.4	11.0	11.3
Assumed conversion of the convertible debentures	—	1.0	0.1	1.1
Weighted average MCPS converted shares	—	—	11.0	—
Weighted average common shares outstanding used in Diluted EPS	727.0	724.3	736.4	716.8

Basic EPS from continuing operations	$1.56	$1.18	$6.21	$3.28
Diluted EPS from continuing operations	$1.54	$1.16	$6.10	$3.22

NOTE 16. SEGMENT INFORMATION
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
Segment results are shown below ($ in millions):

	Three-Month Period Ended		Nine-Month Period Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Sales:
Life Sciences	$3,632	$2,923	$10,912	$7,215
Diagnostics	2,449	1,889	6,963	5,176
Environmental & Applied Solutions	1,148	1,072	3,430	3,133
Total	$7,229	$5,884	$21,305	$15,524

Operating profit:
Life Sciences	$975	$505	$3,270	$1,243
Diagnostics	145	408	1,420	952
Environmental & Applied Solutions	256	245	821	707
Other	(67)	(70)	(200)	(272)
Total	$1,309	$1,088	$5,311	$2,630

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide material information relevant to an assessment of Danaher Corporation’s (“Danaher,” the “Company,” “we,” “us” or “our”) financial condition and results of operations, including an evaluation of the amounts and certainty of cash flows from operations and from outside sources. The MD&A is designed to focus specifically on material events and uncertainties known to management that are reasonably likely to cause reported financial information not to be necessarily indicative of future operating results or of future financial condition. This includes descriptions and amounts of matters that have had a material impact on reported operations, as well as matters that are reasonably likely based on management’s assessment to have a material impact on future operations. The Company’s MD&A is divided into five sections:
•Information Relating to Forward-Looking Statements
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Estimates
You should read this discussion along with the Company’s MD&A and audited financial statements and Notes thereto as of and for the year ended December 31, 2020, included in the Company’s 2020 Annual Report and the Company’s Consolidated Condensed Financial Statements and related Notes as of and for the three and nine-month periods ended October 1, 2021 included in this Quarterly Report on Form 10-Q (“Report”).
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
Financial and Tax Risks
•Our outstanding debt has increased significantly as a result of the acquisitions of Cytiva and Aldevron. Our existing and future indebtedness may limit our operations and our use of our cash flow and negatively impact our credit ratings; and any failure to comply with the covenants that apply to our indebtedness could adversely affect our business and financial statements.
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
Business Performance and Outlook
During the third quarter of 2021, the Company’s overall revenues increased 23.0% compared to the comparable period of 2020. Foreign currency exchange rates contributed 1.5% and acquisitions contributed 1.0% to the increase in revenues. Core sales increased 20.5% in the third quarter of 2021 compared to the prior period. Beginning in the second quarter of 2021, Cytiva sales are included in core sales, and therefore we do not provide the measure “core sales including Cytiva” for quarterly periods beginning with the second quarter of 2021. For the nine-month period ended October 1, 2021, overall revenues increased by 37.0%, with foreign currency exchange rates increasing revenues by 2.5%. Acquisitions, primarily driven by Cytiva, contributed 10.0% of the increase in revenues in the nine-month period. Core sales increased 24.5% and core sales including Cytiva increased 27.0% in the nine-month period ended October 1, 2021 compared to the prior period. For the definition of “core sales” and “core sales including Cytiva” refer to “—Results of Operations” below.
Despite differences in our businesses, on an overall basis, the Company saw continued strong core sales growth in the third quarter of 2021. As the conditions related to the pandemic continued to improve in many geographies compared to conditions in 2020, the Company generally experienced increasing demand in the end-markets it serves. In addition to the impact of the improving pandemic conditions, COVID-19 related research and development among biotech and pharmaceutical customers continued to generate strong demand for bioprocessing and genomic products in the Company’s life science businesses and COVID-19 related testing generated strong demand in the Company’s molecular diagnostics business.
COVID-19 as well as broader market dynamics have also affected the ability of certain suppliers and vendors to provide products and services to certain of our businesses. While we have not experienced widespread disruption to our supply chain or labor availability, labor costs have increased in certain of our businesses and supply constraints have increased for certain components and commodities used in our operations. In certain instances these constraints have resulted in cost inflation and logistics delays. We are working with our suppliers to understand the existing and potential future impacts to our supply chain and are taking actions in an effort to mitigate such impacts, however, we expect these supply chain and labor availability pressures to continue.
Geographically, the Company saw increases in core sales in both developed markets and the high-growth markets. Developed markets grew at nearly 20% during the third quarter of 2021 compared to the third quarter of 2020, driven primarily by North America and Western Europe. High-growth markets increased nearly 25% during the third quarter of 2021 as compared to the comparable period of 2020, led primarily by growth in China. High-growth markets represented approximately 32% of the Company’s total sales in the third quarter of 2021. For additional information regarding the Company’s sales by geographical region during the three and nine-month periods ended October 1, 2021 and October 2, 2020, refer to Note 2 to the accompanying Consolidated Condensed Financial Statements.
The Company’s net earnings from continuing operations for the three and nine-month periods ended October 1, 2021 totaled approximately $1.2 billion and $4.6 billion, respectively, compared to $883 million and approximately $2.4 billion for the three and nine-month periods ended October 2, 2020. Net earnings attributable to common stockholders for the three and nine-month periods ended October 1, 2021 totaled approximately $1.1 billion or $1.54 per diluted common share and approximately $4.5 billion or $6.22 per diluted common share, respectively, compared to $842 million or $1.16 per diluted common share and approximately $2.3 billion or $3.22 per diluted common share for the three and nine-month periods ended October 2, 2020, respectively. Increased core sales and related earnings including the impact of Cytiva, partially offset by the impact of the modification and partial termination of a prior commercial arrangement and resolution of the associated litigation, are the primary drivers of the year-over-year increase in net earnings from continuing operations and diluted net earnings per common share from continuing operations for both the three and nine-month periods ended October 1, 2021.
While the ultimate impact of COVID-19 on the Company’s financial performance in future periods remains highly uncertain, the Company expects core sales to grow in the fourth quarter of 2021 compared to the prior year, but at lower year-over-year growth rates than experienced in the first nine months of 2021. Demand for products supporting customers in the pursuit and production of COVID-19-related treatments and vaccines as well as demand for consumables related to COVID-19-related testing capabilities are expected to continue in the fourth quarter of 2021. In addition, demand for the Company’s non-COVID-19 related products is expected to continue recovering, driving year-over-year core sales growth in the Company’s other businesses. As discussed below however, an increase of COVID-19 related cases and the re-imposition of significant government required restrictions could have a material negative impact on the Company’s financial statements.

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
As noted below and subject to the assumptions discussed below, the Company expects core sales to grow in the fourth quarter of 2021 compared to the prior year, driven by both continued demand for COVID-19 testing solutions and vaccines and therapeutics development and testing, as well as recovering demand in the Company’s other businesses. Although the conditions related to the pandemic generally appear to be improving, due to the speed with which the COVID-19 situation continues to evolve, the global breadth of its spread, the range of governmental and community responses thereto and our geographic and business line diversity, its further impact on our business remains highly uncertain. Factors that will impact our future performance include, without limitation:
•the timing and extent of continued recovery in the global demand for our non-COVID-19 related products and services; and
•the level of demand for the products we are offering to help address the pandemic and the effects thereof; and impacts from changes in our production capacity and the mix of our product offerings.
Acquisitions
On August 30, 2021, the Company acquired Aldevron, L.L.C. (“Aldevron”) for a cash purchase price of approximately $9.6 billion (the “Aldevron Acquisition”). Aldevron manufactures high-quality plasmid DNA, mRNA and proteins, serving biotechnology and pharmaceutical customers across research, clinical and commercial applications, and is now part of the Company’s Life Sciences segment. Aldevron generated revenues of approximately $300 million in 2020. The acquisition of Aldevron is expected to provide additional sales and earnings opportunities for the Company by expanding product line diversity, including new product offerings supporting genomic medicine. The Company financed the Aldevron Acquisition using cash on hand and proceeds from the issuance of commercial paper. For a description of the Company’s other acquisitions, refer to Note 3 to the accompanying Consolidated Condensed Financial Statements.
In addition to the Aldevron Acquisition, during the nine-month period ended October 1, 2021, the Company acquired nine other businesses for total consideration of approximately $1.1 billion in cash, net of cash acquired. The businesses acquired complement existing units of each of the Company’s three segments. The aggregate annual sales of these nine businesses at the time of their acquisition, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $93 million.

Currency Exchange Rates
On a year-over-year basis, currency exchange rates positively impacted reported sales by approximately 1.5% and 2.5% for the three and nine-month periods ended October 1, 2021, respectively, compared to the comparable periods of 2020, primarily due to the weakening of the U.S. dollar against most major currencies in 2021. If the currency exchange rates in effect as of October 1, 2021 were to prevail throughout the remainder of 2021, currency exchange rates would increase the Company’s estimated full year sales by approximately 1.5% on a year-over-year basis. Any strengthening of the U.S. dollar against major currencies would adversely impact the Company’s sales and results of operations for the remainder of the year, and any further weakening of the U.S. dollar against major currencies would positively impact the Company’s sales and results of operations for the remainder of the year.
United Kingdom’s Exit From the EU
The United Kingdom (“UK”) ceased to be a member state of the EU on January 31, 2020 (commonly referred to as “Brexit”), and the parties have agreed to and ratified a trade and cooperation agreement.
The Company continues to monitor the ramifications of Brexit and plan for potential impacts on its business. To mitigate the potential impact of Brexit on the import of goods to the UK, the Company continues to strategically manage its inventory levels and logistical channels with respect to the UK. While the Company experienced only minor disruptions related to Brexit during the nine-month period ended October 1, 2021, the ultimate impact of Brexit on the Company’s financial results in future periods is uncertain. For additional information, refer to the “Item 1A-Risk Factors” section of the Company’s 2020 Annual Report.

RESULTS OF OPERATIONS
Non-GAAP Measures
In this report, references to the non-GAAP measures of core sales (also referred to as core revenues or sales/revenues from existing businesses) and core sales including Cytiva refer to sales calculated according to U.S. GAAP, but excluding:
•sales from acquired businesses (as defined below, as applicable); and
•the impact of currency translation.
References to sales or operating profit attributable to acquisitions or acquired businesses refer to sales or operating profit, as applicable, from acquired businesses recorded prior to the first anniversary of the acquisition less any sales and operating profit during the applicable period attributable to divested product lines not considered discontinued operations; provided that in calculating core sales including Cytiva, Cytiva’s sales (net of the sales of the Company product lines divested in 2020 to obtain regulatory approval to acquire Cytiva, or the “divested product lines”) (“Cytiva sales”) are excluded from the definition of sales attributable to acquisitions or acquired businesses. The portion of revenue attributable to currency translation is calculated as the difference between:
•the period-to-period change in revenue (excluding sales from acquired businesses (as defined above, as applicable)); and
•the period-to-period change in revenue (excluding sales from acquired businesses (as defined above, as applicable)) after applying current period foreign exchange rates to the prior year period.
As noted above, beginning with results for the second quarter of 2020, the Company also presents core sales on a basis that includes Cytiva sales. Prior to the acquisition of Cytiva, Danaher calculated core sales growth solely on a basis that excluded sales from acquired businesses recorded prior to the first anniversary of the acquisition. However, given Cytiva’s significant size and historical core sales growth rate, in each case compared to Danaher’s existing businesses, management believes it is appropriate to also present core sales on a basis that includes Cytiva sales. Management believes this presentation provides useful information to investors by demonstrating the impact Cytiva has on the Company’s current growth profile, rather than waiting to demonstrate such impact 12 months after the acquisition when Cytiva would normally have been included in Danaher’s core sales calculation. Danaher calculates period-to-period core sales growth including Cytiva by adding Cytiva sales to core sales for both the baseline and current periods. Beginning in the second quarter of 2021, Cytiva sales are included in core sales, and therefore the measure “core sales including Cytiva” is no longer provided for quarterly periods beginning with the second quarter of 2021.
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
Core Sales Growth and Core Sales Growth Including Cytiva

	% Change Three-Month Period Ended October 1, 2021 vs. Comparable 2020 Period	% Change Nine-Month Period Ended October 1, 2021 vs. Comparable 2020 Period
Total sales growth (GAAP)	23.0%	37.0%
Impact of:
Acquisitions/divestitures	(1.0)%	(10.0)%
Currency exchange rates	(1.5)%	(2.5)%
Core sales growth (non-GAAP)	20.5%	24.5%
Impact of Cytiva sales growth (net of divested product lines)		2.5%
Core sales growth including Cytiva (non-GAAP)		27.0%
Total Sales Growth
Total sales increased 23.0% and 37.0% during the three and nine-month periods ended October 1, 2021 compared to the three and nine-month periods ended October 2, 2020, respectively, primarily as a result of the increase in core sales resulting from the factors discussed below by segment, as well as the increase in sales resulting from the Cytiva Acquisition for the nine-month period. The impact of currency translation increased reported sales 1.5% and 2.5% on a year-over-year basis during the three and nine-month periods ended October 1, 2021, respectively, primarily due to the favorable impact of the weakening of the U.S. dollar against most other major currencies in 2021 compared to the comparable periods of 2020.
Operating Profit Performance
Operating profit margins decreased 40 basis points from 18.5% during the three-month period ended October 2, 2020 to 18.1% for the three-month period ended October 1, 2021.
Third quarter 2021 vs. third quarter 2020 operating profit margin comparisons were favorably impacted by:
•Higher 2021 core sales volumes, an increased proportion of sales of higher margin product lines, incremental year-over-year cost savings associated with continuing productivity improvement initiatives and the impact of foreign currency exchange rates in the third quarter of 2021, net of incremental year-over-year costs associated with various new product development and sales service and marketing growth investments - 390 basis points
•Third quarter 2020 acquisition-related fair value adjustments to inventory and deferred revenue, in each case related to the acquisition of Cytiva - 395 basis points
•Third quarter 2020 impairment charges related to trade names in the Environmental & Applied Solutions segment - 25 basis points

Third quarter 2021 vs. third quarter 2020 operating profit margin comparisons were unfavorably impacted by:
•Third quarter 2021 impact of the modification and partial termination of a prior commercial arrangement and resolution of the associated litigation - 755 basis points
•Third quarter 2021 acquisition-related fair value adjustments to inventory and transaction costs deemed significant, in each case related to the acquisition of Aldevron - 65 basis points
•The incremental dilutive effect in 2021 of acquired businesses, net of product line dispositions which did not qualify as discontinued operations - 30 basis points
Operating profit margins increased 800 basis points from 16.9% during the nine-month period ended October 2, 2020 to 24.9% during the nine-month period ended October 1, 2021.
Year-to-date 2021 vs. year-to-date 2020 operating profit margin comparisons were favorably impacted by:
•Higher 2021 core sales volumes, an increased proportion of sales of higher margin product lines, incremental year-over-year cost savings associated with continuing productivity improvement initiatives and the impact of foreign currency exchange rates in 2021, net of incremental year-over-year costs associated with various new product development and sales, service and marketing growth investments - 665 basis points
•First nine months of 2020 acquisition-related fair value adjustments to inventory and deferred revenue, transaction costs deemed significant and integration preparation costs, net of first nine months of 2021 acquisition-related fair value adjustments to inventory and deferred revenue in each case related to the acquisition of Cytiva - 305 basis points
•The incremental accretive effect in 2021 of acquired businesses, net of product line dispositions which did not qualify as discontinued operations - 95 basis points
•First quarter 2021 impairment charge related to a trade name in the Diagnostics segment, net of first quarter 2020 impairment charges related to a facility in the Diagnostics segment and a trade name and other intangible assets in the Environmental & Applied Solutions segment and net of third quarter 2020 impairment charge related to trade names in the Environmental & Applied Solutions segment - 10 basis points
Year-to-date 2021 vs. year-to-date 2020 operating profit margin comparisons were unfavorably impacted by:
•Third quarter 2021 impact of the modification and partial termination of a prior commercial arrangement and resolution of the associated litigation - 255 basis points
•Third quarter 2021 acquisition-related fair value adjustments to inventory and transaction costs deemed significant, in each case related to the acquisition of Aldevron - 20 basis points
Business Segments
Sales by business segment for each of the periods indicated were as follows ($ in millions):

	Three-Month Period Ended		Nine-Month Period Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Life Sciences	$3,632	$2,923	$10,912	$7,215
Diagnostics	2,449	1,889	6,963	5,176
Environmental & Applied Solutions	1,148	1,072	3,430	3,133
Total	$7,229	$5,884	$21,305	$15,524
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

Life Sciences Selected Financial Data

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Sales	$3,632	$2,923	$10,912	$7,215
Operating profit	975	505	3,270	1,243
Depreciation	71	51	187	132
Amortization of intangible assets	298	263	855	601
Operating profit as a % of sales	26.8%	17.3%	30.0%	17.2%
Depreciation as a % of sales	2.0%	1.7%	1.7%	1.8%
Amortization as a % of sales	8.2%	9.0%	7.8%	8.3%
Core Sales Growth and Core Sales Growth Including Cytiva

	% Change Three-Month Period Ended October 1, 2021 vs. Comparable 2020 Period	% Change Nine-Month Period Ended October 1, 2021 vs. Comparable 2020 Period
Total sales growth (GAAP)	24.5%	51.0%
Impact of:
Acquisitions/divestitures	(2.5)%	(22.0)%
Currency exchange rates	(2.0)%	(3.0)%
Core sales growth (non-GAAP)	20.0%	26.0%
Impact of Cytiva sales growth (net of divested product lines)		5.5%
Core sales growth including Cytiva (non-GAAP)		31.5%
Price increases in the segment contributed 2.0% and 1.5% to sales growth on a year-over-year basis during the three and nine-month periods ended October 1, 2021, respectively, and are reflected as a component of core sales growth (or core sales growth including Cytiva, as applicable).
Total segment sales increased 24.5% and 51.0% during the three and nine-month periods, respectively, led primarily by increased core sales resulting from the factors discussed below in both periods and from the increase in sales from the Cytiva Acquisition in the nine-month period. The impact of currency translation increased reported sales by 2.0% in the three-month period and by 3.0% in the nine-month period on a year-over-year basis primarily due to the favorable impact of the weakening of the U.S. dollar in 2021 compared to the respective periods in 2020. On an overall basis, the Life Sciences segment saw continued strong demand for products supporting customers in the pursuit and production of COVID-19-related treatments and vaccines as well as increased demand for its other businesses in both the three and nine-month periods ended October 1, 2021. In the three and nine-month periods of 2021, core sales for filtration, separation and purification technologies increased versus the comparable periods in 2020, led by Western Europe and China in both periods as well as North America in the nine-month period. Demand for these products in both periods was led by the biopharmaceutical and microelectronics end-markets, partially offset by weaker demand in the aerospace end-market for the nine-month period. Core sales of microscopy products increased during the three and nine-month periods across all major product lines, primarily due to increased demand for equipment in the life sciences research, applied and medical end-markets following the easing of shutdowns and restrictions related to the COVID-19 pandemic. Geographically, demand for microscopy products increased in North America and Western Europe in both periods, partially offset by lower core sales in China in the three-month period. Demand for the Company’s flow cytometry and particle counting solutions increased in the three and nine-month periods across all major geographies. While demand for genomic sample preparation consumables increased on a year-over-year basis in the three and nine-month periods in 2021, demand for genomic sample preparation consumables in the third quarter of 2021 was lower sequentially compared to the second quarter of 2021 as a result of reduced COVID-19-related demand. Core sales in the mass spectrometry business increased during the three and nine-month periods across most major end-markets driven in part by demand for new products. Geographically, demand for these products increased across all major geographies in both periods, led by North America, Western Europe, and China. Core sales in the genomics consumables business increased during both the three and nine-month periods across all major geographies and product lines. Demand for primer and probe kits related to COVID-19 testing increased on a year-over-year basis in the nine-month period in 2021, however, demand was lower sequentially in the third quarter of 2021 compared to the demand in the second quarter of 2021 as a result of reduced COVID-19-related demand.

The acquisitions of Cytiva on March 31, 2020 and Aldevron on August 30, 2021 have provided, and are expected to continue to provide, additional sales and earnings growth opportunities for the Company’s Life Sciences segment by expanding the business’ geographic and product line diversity, including new product and service offerings that complement the Company’s biologics workflow and genomic medicine solutions. Due to the proximity of the Cytiva acquisition date to the end of the first quarter of 2020, there are no results of operations for Cytiva included in the Life Sciences segment in the first quarter of 2020. In both the three and nine-month periods ended October 1, 2021, Cytiva experienced significant increased year-over-year demand across all major geographies, driven by continued strong demand for instruments and consumables used in the research and development of COVID-19-related treatments and vaccines and increased demand for non-COVID-19 related products in both periods as well as by the completion of a major project in China for the nine-month period. Aldevron began reporting sales and earnings upon closing the acquisition and also saw sales growth in all major product lines compared to the prior year.
Amortization decreased as a percentage of sales during the three and nine-month periods ended October 1, 2021 as compared to the comparable periods of 2020 primarily as a result of the increase in sales. Depreciation increased as a percentage of sales during the three-month period ended October 1, 2021 as compared to the comparable period of 2020 primarily as a result of the impact of depreciation from recent capital expenditures related to manufacturing capacity expansion.
Operating Profit Performance
Operating profit margins increased 950 basis points during the three-month period ended October 1, 2021 as compared to the comparable period of 2020.
Third quarter 2021 vs. third quarter 2020 operating profit margin comparisons were favorably impacted by:
•Higher 2021 core sales volumes, an increased proportion of sales of higher margin product lines, year-over-year cost savings associated with continuing productivity improvement initiatives and the impact of foreign currency exchange rates in the third quarter of 2021, net of incremental year-over-year costs associated with various new product development, sales, service and marketing growth investments - 375 basis points
•Third quarter 2020 acquisition-related fair value adjustments to inventory and deferred revenue related to the acquisition of Cytiva - 795 basis points
Third quarter 2021 vs. third quarter 2020 operating profit margin comparisons were unfavorably impacted by:
•Third quarter 2021 acquisition-related fair value adjustments to inventory and transaction costs deemed significant related to the acquisition of Aldevron - 125 basis points
•The incremental dilutive effect in 2021 of acquired businesses, net of product line dispositions which did not qualify as discontinued operations - 95 basis points
Operating profit margins increased 1,280 basis points during the nine-month period ended October 1, 2021 as compared to the comparable period of 2020.
Year-to-date 2021 vs. year-to-date 2020 operating profit margin comparisons were favorably impacted by:
•Higher 2021 core sales volumes, an increased proportion of sales of higher margin product lines, year-over-year cost savings associated with continuing productivity improvement initiatives and the impact of foreign currency exchange rates in the first nine-months of 2021, net of incremental year-over-year costs associated with various new product development, sales service and marketing growth investments - 605 basis points
•First nine-months of 2020 acquisition-related fair value adjustments to inventory and deferred revenue, transaction costs deemed significant and integration preparation costs, net of first nine-months of 2021 acquisition-related fair value adjustments to inventory and deferred revenue in each case related to the acquisition of Cytiva - 575 basis points
•The incremental accretive effect in 2021 of acquired businesses, net of product line dispositions which did not qualify as discontinued operations - 140 basis points
Year-to-date 2021 vs. year-to-date 2020 operating profit margin comparisons were unfavorably impacted by:
•First nine-months of 2021 acquisition-related fair value adjustments to inventory and transaction costs deemed significant related to the acquisition of Aldevron - 40 basis points

DIAGNOSTICS
The Company’s Diagnostics segment offers analytical instruments, reagents, consumables, software and services that hospitals, physicians’ offices, reference laboratories and other critical care settings use to diagnose disease and make treatment decisions.
Diagnostics Selected Financial Data

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Sales	$2,449	$1,889	$6,963	$5,176
Operating profit	145	408	1,420	952
Depreciation	105	96	300	291
Amortization of intangible assets	52	51	154	154
Operating profit as a % of sales	5.9%	21.6%	20.4%	18.4%
Depreciation as a % of sales	4.3%	5.1%	4.3%	5.6%
Amortization as a % of sales	2.1%	2.7%	2.2%	3.0%
Core Sales Growth

	% Change Three-Month Period Ended October 1, 2021 vs. Comparable 2020 Period	% Change Nine-Month Period Ended October 1, 2021 vs. Comparable 2020 Period
Total sales growth (GAAP)	29.5%	34.5%
Impact of:
Currency exchange rates	(1.0)%	(2.5)%
Core sales growth (non-GAAP)	28.5%	32.0%
Price increases in the segment contributed 0.5% to sales growth on a year-over-year basis during both the three and nine-month periods ended October 1, 2021 and are reflected as a component of core sales growth.
Total segment sales increased 29.5% and 34.5% during the three and nine-month periods, respectively, primarily as a result of increased core sales resulting from the factors discussed below. The impact of currency translation increased reported sales by 1.0% in the three-month period and by 2.5% in the nine-month period on a year-over-year basis primarily due to the favorable impact of the weakening of the U.S. dollar in the 2021 periods compared to the respective periods in 2020. In the first nine months of 2021, the segment experienced higher year-over-year demand for molecular diagnostics tests for COVID-19 and demand across its businesses as non-COVID testing volumes increased as individuals resumed visits to healthcare providers following the easing of shutdowns and restrictions related to the pandemic. Core sales in the segment’s clinical lab business increased on a year-over-year basis across all major geographies in both the three and nine-month periods ended October 1, 2021, driven primarily by continued increased demand in the chemistry and immunoassay product lines. During both the three and nine-month periods, core sales in the molecular diagnostics business increased on a year-over-year basis in both developed and high-growth markets, which contributed significantly to overall segment core sales growth. The business continued to experience strong growth in sales of consumables in both the three and nine-month periods ended October 1, 2021, driven by strong demand for diagnostic test solutions for COVID-19 and non-respiratory diseases, partially offset by lower year-over-year instrument demand as a result of the significant COVID-19 related instrument demand in the second and third quarters of 2020. Core sales in the acute care diagnostic business increased year-over-year in both the three and nine-month periods due to continued strong demand for blood gas and immunoassay consumables, partially offset by lower year-over-year demand for instruments largely due to strong COVID-19 related demand for blood gas instruments in the second and third quarters of 2020. Geographically, demand was driven by North America, Western Europe, China and Japan. Core sales in the pathology business grew year-over-year in both the three and nine-month periods driven by increased demand for core histology and advanced staining instruments and consumables and pathology imaging products. Geographically, core sales increased in all major geographies in the nine-month period, while in the three-month period core sales were led by increases in North America and Western Europe.

Operating Profit Performance
Operating profit margins decreased 1,570 basis points during the three-month period ended October 1, 2021 as compared to the comparable period of 2020.
Third quarter 2021 vs. third quarter 2020 operating profit margin comparisons were favorably impacted by:
•Higher 2021 core sales volumes, an increased proportion of sales of higher margin product lines, incremental year-over-year cost savings associated with continuing productivity improvement initiatives and the impact of foreign currency exchange rates in the third quarter of 2021, net of incremental year-over-year costs associated with various new product development, sales, service and marketing growth investments - 640 basis points
•The incremental accretive effect in 2021 of acquired businesses - 25 basis points
Third quarter 2021 vs. third quarter 2020 operating profit margin comparisons were unfavorably impacted by:
•Third quarter 2021 impact of the modification and partial termination of a prior commercial arrangement and resolution of the associated litigation - 2,235 basis points
Operating profit margins increased 200 basis points during the nine-month period ended October 1, 2021 as compared to the comparable period of 2020.
Year-to-date 2021 vs. year-to-date 2020 operating profit margin comparisons were favorably impacted by:
•Higher 2021 core sales volumes, an increased proportion of sales of higher margin product lines, incremental year-over-year cost savings associated with continuing productivity improvement initiatives and the impact of foreign currency exchange rates in the first nine months of 2021, net of incremental year-over-year costs associated with various new product development, sales, service and marketing growth investments - 985 basis points
•The incremental accretive effect in 2021 of acquired businesses - 5 basis points
Year-to-date 2021 vs. year-to-date 2020 operating profit margin comparisons were unfavorably impacted by:
•Third quarter 2021 impact of the modification and partial termination of a prior commercial arrangement and resolution of the associated litigation - 785 basis points
•First quarter 2021 impairment charge related to a trade name, net of a first quarter 2020 impairment charge related to a facility - 5 basis points
Depreciation and amortization of intangible assets both decreased as a percentage of sales during the three and nine-month periods ended October 1, 2021, primarily as a result of the increase in sales.

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

Environmental & Applied Solutions Selected Financial Data

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Sales	$1,148	$1,072	$3,430	$3,133
Operating profit	256	245	821	707
Depreciation	11	12	33	35
Amortization of intangible assets	15	17	47	47
Operating profit as a % of sales	22.3%	22.9%	23.9%	22.6%
Depreciation as a % of sales	1.0%	1.1%	1.0%	1.1%
Amortization as a % of sales	1.3%	1.6%	1.4%	1.5%
Core Sales Growth

	% Change Three-Month Period Ended October 1, 2021 vs. Comparable 2020 Period	% Change Nine-Month Period Ended October 1, 2021 vs. Comparable 2020 Period
Total sales growth (GAAP)	7.0%	9.5%
Impact of:
Acquisitions/divestitures	2.0%	1.0%
Currency exchange rates	(1.5)%	(2.5)%
Core sales growth (non-GAAP)	7.5%	8.0%
Price increases in the segment contributed 1.5% to sales growth on a year-over-year basis during both the three and nine-month periods ended October 1, 2021 and are reflected as a component of core sales growth.
Total segment sales increased 7.0% and 9.5% during the three and nine-month periods, respectively, primarily as a result of core sales growth driven by the factors discussed below. The impact of currency translation increased reported sales 1.5% and 2.5% during the three and nine-month periods, respectively, primarily due to the favorable impact of the weakening of the U.S. dollar in 2021 compared to the respective periods in 2020. Sales from divestitures, net of acquisitions, decreased reported sales by 2.0% and 1.0% during the three and nine-month periods, respectively.
Core sales in the segment’s water quality business increased at a mid-single digit rate during the three and nine-month periods ended October 1, 2021, compared to the comparable periods of 2020. On an overall basis, the water quality business experienced continuing demand for consumables and increased demand for equipment on a year-over-year basis, driven in part by the decline in equipment demand in 2020 as a result of the COVID-19 pandemic. Year-over-year core sales in the analytical instrumentation product line increased in the three-month period, as increased demand in Western Europe and China more than offset lower core sales in North America. In the nine-month period, core sales increased driven by demand in North America, Western Europe and China. Core sales in the business’ chemical treatment solutions product line increased during the three and nine-month periods, as a result of increased demand in the chemical, commercial and industry and food and beverage end-markets. Geographically, the increase in core sales for the chemical treatment solutions was driven by North America in both periods.
Core sales in the segment’s product identification businesses grew at a low-double digit rate during the three and nine-month periods ended October 1, 2021 compared to the comparable periods of 2020. Core sales in the marking and coding business increased during the three and nine-month periods across all major geographies and most major end-markets as a result of continued demand for consumables along with an increase in demand for equipment, driven in part by lower equipment volumes in 2020 resulting from the COVID-19 pandemic. For the packaging and color solutions products and services, core sales increased in the three and nine-month periods across most major geographies.

Operating Profit Performance
Operating profit margins decreased 60 basis points during the three-month period ended October 1, 2021 as compared to the comparable period of 2020.
Third quarter 2021 vs. third quarter 2020 operating profit margin comparisons were favorably impacted by:
•Third quarter 2020 impairment charges related to trade names - 130 basis points
•The incremental net accretive effect in 2021 of acquired businesses, net of product line dispositions which did not qualify as discontinued operations - 5 basis points
Third quarter 2021 vs. third quarter 2020 operating profit margin comparisons were unfavorably impacted by:
•Incremental year-over-year costs associated with sales, service and marketing growth investments, net of higher 2021 core sales volumes, and incremental year-over-year cost savings associated with continuing productivity improvement initiatives - 195 basis points
Operating profit margins increased 130 basis points during the nine-month period ended October 1, 2021 as compared to the comparable period of 2020.
Year-to-date 2021 vs. year-to-date 2020 operating profit margin comparisons were favorably impacted by:
•Higher 2021 core sales volumes, and incremental year-over-year cost savings associated with continuing productivity improvement initiatives and the impact of foreign currency exchange rates in 2021, net of incremental year-over-year costs associated with sales, and service and marketing growth investments - 75 basis points
•Impairment charges related to a trade name and other intangible assets in the first quarter of 2020 and a trade name in the third quarter of 2020 - 55 basis points

COST OF SALES AND GROSS PROFIT

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Sales	$7,229	$5,884	$21,305	$15,524
Cost of sales	(2,870)	(2,658)	(8,296)	(7,003)
Gross profit	$4,359	$3,226	$13,009	$8,521
Gross profit margin	60.3%	54.8%	61.1%	54.9%
The year-over-year increase in cost of sales during both the three and nine-month periods ended October 1, 2021 as compared to the comparable periods in 2020, was due primarily to the impact of higher year-over-year sales volumes, including sales from recently acquired businesses. This increase was partially offset by lower incremental year-over-year acquisition-related charges associated with fair value adjustments to inventory in connection with acquisitions (the acquisition of Aldevron during the third quarter of 2021 and Cytiva during the first quarter of 2020), which increased cost of sales by $17 million and $46 million in the three and nine-month periods ended October 1, 2021 and $220 million and $417 million in the three and nine-month periods ended October 2, 2020, respectively.
The year-over-year increase in gross profit margins during both the three and nine-month periods ended October 1, 2021 as compared to the comparable periods in 2020, was due primarily to higher year-over-year sales volumes, including sales volumes from recently acquired businesses and the impact of the change in mix of sales to higher margin product lines. 2021 acquisition-related charges associated with fair value adjustments to inventory in connection with the acquisition of Aldevron during the third quarter of 2021 were lower than the fair value adjustments to inventory and deferred revenue recorded in connection with the acquisition of Cytiva during the first quarter of 2020, which also contributed to the increased gross profit margins. These fair value adjustments negatively impacted gross profit by $17 million and $63 million in the three and nine-month periods ended October 1, 2021, respectively, compared to $232 million and $460 million in the three and nine-month periods ended October 2, 2020, respectively. Additionally, the nine-month period in 2021 also benefited from the inclusion of a full nine months of Cytiva sales compared to only six months in the comparable period in 2020.

OPERATING EXPENSES

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Sales	$7,229	$5,884	$21,305	$15,524
Selling, general and administrative (“SG&A”) expenses	2,062	1,796	5,904	4,939
Research and development (“R&D”) expenses	441	342	1,247	952
Other operating expenses	547	—	547	—
SG&A as a % of sales	28.5%	30.5%	27.7%	31.8%
R&D as a % of sales	6.1%	5.8%	5.9%	6.1%
Other operating expenses as a % of sales	7.6%	—%	2.6%	—%
SG&A expenses as a percentage of sales declined for both the three and nine-month periods ended October 1, 2021 as compared to the comparable periods in 2020. The decline was driven by the benefit of increased leverage of the Company’s general and administrative cost base, including amortization expense, resulting from higher 2021 sales volumes, including sales volumes from recently acquired businesses, incremental year-over-year cost savings associated with continuing productivity improvement initiatives, and lower year-over-year impairment charges related to a facility, a trade name and other intangible assets incurred in the first and third quarters of 2020, net of impairment charges relates to a trade name in the first quarter of 2021. 2021 transaction costs for the acquisition of Aldevron were lower than 2020 transaction costs for the acquisition of Cytiva, which also benefited SG&A as a percentage of sales during the nine-month period. These decreases were partially offset by continued investments in sales and marketing growth initiatives in both the three and nine-month periods ended October 1, 2021.
R&D expenses (consisting principally of internal and contract engineering personnel costs) as a percentage of sales increased during the three-month period and declined during the nine-month period ended October 1, 2021 as compared to the comparable periods of 2020. The increase in the three-month period was primarily due to accelerated spending related to the Company's new product development initiatives in the third quarter of 2021. In the nine-month period, R&D expenses as a percentage of sales decreased due to the sales growth rate exceeding the spending growth related to new product development initiatives as well as lower R&D expenses as a percentage of sales in businesses recently acquired.
Other operating expenses and other operating expenses as a percentage of sales increased during both the three and nine-month periods ended October 1, 2021 as compared to the comparable periods of 2020 as a result of the contract settlement expense related to the modification and partial termination of a commercial arrangement and resolution of the associated litigation during the third quarter of 2021. Refer to Note 11 to the accompanying Consolidated Condensed Financial Statements.

OTHER INCOME (EXPENSE), NET
For a description of the Company’s other income (expense), net during the three and nine-month periods ended October 1, 2021 and October 2, 2020, refer to Note 12 to the accompanying Consolidated Condensed Financial Statements.

INTEREST COSTS AND FINANCING
For a discussion of the Company’s outstanding indebtedness, refer to Note 7 to the accompanying Consolidated Condensed Financial Statements.
Interest expense of $62 million and $182 million for the three and nine-month periods ended October 1, 2021, respectively, was $16 million lower and $21 million lower than the comparable periods of 2020, due primarily to lower average debt balances in the three and nine-month periods in 2021 versus the comparable periods of 2020, partially offset by the impact of the weaker U.S. dollar in 2021 on the interest expense for the Company’s foreign currency denominated debt (and U.S. dollar debt that has been converted into a foreign currency through cross-currency swap derivative contracts).
Interest income of $3 million and $10 million for the three and nine-month periods ended October 1, 2021, respectively, was $1 million lower and $57 million lower than the comparable periods of 2020, due primarily to lower average cash balances in 2021 due to the use of cash for funding of the Cytiva Acquisition in 2020 and lower interest rates.

INCOME TAXES
The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended		Nine-Month Period Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Effective tax rate	16.5%	13.5%	17.3%	18.5%
The effective tax rate for the three-month period ended October 1, 2021 differs from the U.S. federal statutory rate of 21.0% principally due to net discrete benefits of $23 million related primarily to excess tax benefits from stock-based compensation, audit settlements and a higher tax benefit associated with the pretax expense in the quarter related to the modification and partial termination of a commercial arrangement and resolution of the associated litigation. These factors reduced the effective tax rate by 3.2% for the three-month period ended October 1, 2021.
The effective tax rate for the nine-month period ended October 1, 2021 differs from the U.S. federal statutory rate of 21.0% principally due to net discrete benefits of $143 million related primarily to release of reserves for uncertain tax positions due to the expiration of statutes of limitation, audit settlements, excess tax benefits from stock-based compensation and a higher tax benefit associated with the pretax expense in the quarter related to the modification and partial termination of a commercial arrangement and resolution of the associated litigation, net of changes in estimates associated with prior period uncertain tax positions. These factors reduced the effective tax rate by 2.9% for the nine-month period ended October 1, 2021.
The effective tax rate for the three-month period ended October 2, 2020 differs from the U.S. federal statutory rate of 21.0% principally due to net discrete benefits related primarily to the release of reserves for uncertain tax positions from audit settlements and the expiration of statutes of limitation, excess tax benefits from stock-based compensation and other items. These factors reduced the effective tax rate by 6.1% for the three-month period ended October 2, 2020.
The effective tax rate for the nine-month period ended October 2, 2020 differs from the U.S. federal statutory rate of 21.0% principally due to the release of reserves for uncertain tax positions from audit settlements and expiration of statutes of limitation and excess tax benefits from stock-based compensation, partially offset by a higher tax rate associated with the gain on the divestiture of certain product lines in the Life Sciences segment in the second quarter of 2020 and changes in estimates associated with prior period uncertain tax positions. These factors reduced the effective tax rate by 1.1% for the nine-month period ended October 2, 2020.
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
The Company and its subsidiaries are routinely examined by various domestic and international taxing authorities. The Internal Revenue Service (“IRS”) has completed the examinations of substantially all of the Company’s federal income tax returns through 2015 and is currently examining certain of the Company’s federal income tax returns for 2016 through 2018. In addition, the Company has subsidiaries in Austria, Belgium, Canada, China, Denmark, France, Germany, India, Japan, Korea, Switzerland, the UK and various other countries, states and provinces that are currently under audit for years ranging from 2004 through 2020.
Refer to Note 10 to the Consolidated Condensed Financial Statements for discussion regarding the Company’s significant tax matters.
The Company expects its effective tax rate for the remainder of 2021 to be approximately 20.2%. The Company’s effective tax rate could vary as a result of many factors, including but not limited to the following:
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

DISCONTINUED OPERATIONS
On July 2, 2016, the Company completed the separation of its former Test & Measurement segment, Industrial Technologies segment (excluding the product identification businesses) and retail/commercial petroleum business by distributing to Danaher stockholders on a pro rata basis all of the issued and outstanding common stock of Fortive Corporation (“Fortive”), the entity the Company incorporated to hold such businesses. For the nine-month period ended October 1, 2021, the Company recorded an income tax benefit of $86 million related to the release of previously provided reserves associated with uncertain tax positions on certain of the Company’s tax returns which were jointly filed with Fortive entities. These reserves were released due to the expiration of statutes of limitations for those returns. This income tax benefit is included in earnings from discontinued operations, net of income taxes in the accompanying Consolidated Condensed Statements of Earnings.

COMPREHENSIVE INCOME
In 2021, comprehensive income decreased $953 million for the three-month period and decreased $500 million for the nine-month period as compared to the comparable periods of 2020, primarily driven the negative impact of foreign currency translation adjustments partially offset by higher net earnings. The Company recorded foreign currency translation losses of $396 million and $909 million for the three and nine-month periods ended October 1, 2021, respectively, as compared to gains of $923 million and approximately $1.8 billion for the three and nine-month periods ended October 2, 2020, respectively. The Company recorded a loss of $2 million and a gain of $184 million from cash flow hedge adjustments related to the Company’s cross-currency swap derivative contracts for the three and nine-month periods ended October 1, 2021, respectively, as compared to a loss of $90 million and a gain of $175 million for the comparable periods of 2020.

LIQUIDITY AND CAPITAL RESOURCES
Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company continues to generate substantial cash from operating activities and believes that its operating cash flows, cash on hand and other available sources of liquidity will be sufficient to allow it to continue investing in existing businesses (including capital expenditures), consummating strategic acquisitions and investments, paying interest and servicing debt, paying dividends, funding restructuring activities and managing its capital structure on a short-term and long-term basis.
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

Following is an overview of the Company’s cash flows and liquidity ($ in millions):
Overview of Cash Flows and Liquidity

	Nine-Month Period Ended
($ in millions)	October 1, 2021	October 2, 2020
Total operating cash provided by continuing operations	$6,025	$3,994

Cash paid for acquisitions	$(10,628)	$(20,819)
Payments for additions to property, plant and equipment	(874)	(475)
Proceeds from sales of property, plant and equipment	13	1
Payments for purchases of investments	(784)	(215)
Proceeds from sales of investments	104	—
Proceeds from sale of product lines	26	826
All other investing activities	35	24
Total cash used in investing activities for continuing operations	$(12,108)	$(20,658)

Proceeds from the issuance of common stock in connection with stock-based compensation	$63	$125
Proceeds from the sale of common stock, net of issuance costs	—	1,729
Proceeds from the sale of preferred stock, net of issuance costs	—	1,668
Payment of dividends	(551)	(445)
Net proceeds from (repayments of) borrowings (maturities of 90 days or less)	3,496	(3,339)
Net proceeds from borrowings (maturities longer than 90 days)	—	7,691
Net repayments of borrowings (maturities longer than 90 days)	(279)	(5,000)
All other financing activities	(12)	(3)
Total cash provided by financing activities for continuing operations	$2,717	$2,426
•Operating cash flows from continuing operations increased approximately $2.0 billion, or 51%, during the nine-month period ended October 1, 2021 as compared to the comparable period of 2020, due to higher net earnings from continuing operations (after excluding in both periods charges for depreciation, amortization, stock compensation, gain on sale of product lines, unrealized investment gains/losses in both periods and the contract settlement expense in 2021). These increases were partially offset by higher cash used in aggregate for accounts receivables, inventories and trade accounts payable and higher cash used for accrued and prepaid expenses in 2021 compared to the prior year.
•Net cash used in investing activities consisted primarily of cash paid for acquisitions, investments and capital expenditures and decreased year-over-year primarily as a result of lower cash paid for acquisitions in the 2021 period compared to 2020. Refer to Note 3 to the accompanying Consolidated Condensed Financial Statements for information on the Company’s acquisitions.
•As of October 1, 2021, the Company held approximately $2.6 billion of cash and cash equivalents.
Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, restructuring activities, pension funding and other items impact reported cash flows.
Operating cash flows from continuing operations were approximately $6.0 billion for the first nine months of 2021, an increase of approximately $2.0 billion, or 51%, as compared to the comparable period of 2020. The year-over-year change in operating cash flows from 2020 to 2021 was primarily attributable to the following factors:
•2021 operating cash flows reflected an increase of approximately $2.2 billion in net earnings from continuing operations for the first nine months of 2021 as compared to the comparable period in 2020.
•Net earnings for the first nine months of 2021 also reflected an increase of $609 million of depreciation, amortization (intangible assets and inventory step-up), stock compensation expense, unrealized investment gains/losses, and contract settlement expense as compared to the comparable period of 2020, offset by a decrease in the amortization of the inventory step-up and a decrease in the gain on sale of product lines in 2021 compared to 2020. Amortization expense primarily relates to the amortization of intangible assets and inventory fair value adjustments. Depreciation expense relates to both the Company’s manufacturing and operating facilities as well as instrumentation leased to customers under OTL arrangements. Contract settlement expense represents the pretax charge related to the modification and partial termination of the prior commercial arrangement and resolution of the associated litigation. Refer to Note 11 to the accompanying Consolidated Condensed Financial Statements for additional information on the contract settlement expense. Depreciation, amortization, stock compensation, and contract settlement expense are noncash expenses that decrease earnings without a corresponding impact to operating cash flows. Cash flows from the gain on sale of product lines are reflected in cash flows from investing activities while unrealized investment gains/losses impact net earnings without impacting cash flows.
•The aggregate of trade accounts receivable, inventories and trade accounts payable used $490 million in operating cash flows during the first nine months of 2021, compared to $138 million of operating cash flows used in the comparable period of 2020. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories and trade accounts payable depends upon how effectively the Company manages the cash conversion cycle, which effectively represents the number of days that elapse from the day it pays for the purchase of raw materials and components to the collection of cash from its customers and can be significantly impacted by growth of the Company’s business and the timing of collections and payments in a period.
•The aggregate of prepaid expenses and other assets and accrued expenses and other liabilities used $29 million of operating cash flows during the first nine months of 2021, compared to $351 million of operating cash flows provided in the comparable period of 2020. The timing of cash payments for income taxes, various employee-related liabilities, customer funding and changes in accrued expenses, drove the majority of this change.
Dynamics relating to the COVID-19 pandemic could have a future adverse impact on the Company’s operating cash flow if demand for the Company’s products related to COVID-19 declines or if future measures to contain and mitigate the spread of COVID-19 adversely impact the Company’s sales and earnings or the collections of accounts receivable (including delays in collections and increases in uncollectible receivables), and/or further adversely impact our supply chain and inventory levels.
Investing Activities
Cash flows relating to investing activities consist of cash used for acquisitions and capital expenditures, including instruments leased to customers, cash used for investments and cash proceeds from divestitures of businesses or assets.
Net cash used in investing activities decreased approximately $8.6 billion in the nine-month period ended October 1, 2021 compared to the comparable period of 2020, primarily as a result of cash used for the Company’s acquisition of Cytiva in the first quarter of 2020 partially offset by the approximately $9.6 billion of cash used for the acquisition of Aldevron in the third quarter of 2021. For a discussion of the Company’s acquisitions and divestitures during the first nine months of 2021 refer to “—Overview”. In addition, for a description of the Company’s Aldevron Acquisition, refer to Note 3 to the accompanying Consolidated Condensed Financial Statements.
Capital expenditures are made primarily for increasing manufacturing capacity, replacing equipment, supporting new product development, improving information technology systems and the manufacture of instruments that are used in OTL arrangements that certain of the Company’s businesses enter into with customers. Capital expenditures increased $399 million on a year-over-year basis for the nine-month period ended October 1, 2021 compared to the comparable period in 2020, due primarily to incremental capital expenditures to increase manufacturing capacity for diagnostic testing and biopharma products (including to address increased COVID-19 related demand) as well as incremental capital expenditures as a result of the Cytiva Acquisition. For the full year 2021, the Company forecasts capital spending to be approximately $1.5 billion, driven primarily by continued expenditures related to capacity expansion for diagnostic testing and biopharma products.

Financing Activities and Indebtedness
Cash flows relating to financing activities typically consist primarily of cash flows associated with the issuance and repayments of commercial paper, issuance and repayment of notes payable and long-term debt, borrowings under committed credit facilities, issuance and repurchases of common stock, issuance of preferred stock and payments of cash dividends to shareholders. Financing activities provided cash of $2.7 billion during the nine-month period ended October 1, 2021 compared to approximately $2.4 billion of cash provided in the comparable period of 2020. The year-over-year increase in cash provided by financing activities was due primarily to cash provided in 2021 from the issuance of commercial paper used to fund a portion of the Aldevron Acquisition partially offset by cash provided by the sale of common and preferred stock and borrowings incurred in 2020 to finance the remaining amounts needed to acquire Cytiva and for general corporate purposes.
For a description of the Company’s outstanding debt as of October 1, 2021 and the Company’s commercial paper programs and credit facility, refer to Note 7 to the accompanying Consolidated Condensed Financial Statements. As of October 1, 2021, the Company was in compliance with all of its respective debt covenants.
For a description of the Company’s financing of the Cytiva Acquisition, refer to Note 11 in the Company’s 2020 Annual Report. For a description of the Company’s financing of the Aldevron Acquisition, refer to Note 3 to the accompanying Consolidated Condensed Financial Statements.

Stock Repurchase Program
For information regarding the Company’s stock repurchase program, refer to Part II—Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”.

Dividends
Aggregate cash payments for dividends on Company common stock during the nine-month period ended October 1, 2021 were $428 million and aggregate cash payments for dividends on the Company’s MCPS Shares during the nine-month period ended October 1, 2021 were $123 million. The increase in dividend payments over the comparable period of 2020 primarily relates to dividends paid on the MCPS Series A and MCPS Series B, which were issued March 1, 2019 and May 12, 2020, respectively, as well as an increase in the quarterly dividend rate for common stock beginning with respect to the dividend paid in the second quarter of 2020.
In the third quarter of 2021, the Company declared a regular quarterly dividend of $0.21 per share of Company common stock payable on October 29, 2021 to holders of record as of September 30, 2021. In addition, the Company declared a quarterly cash dividend of $11.875 per MCPS Series A that was paid on October 15, 2021 to holders of record as of September 30, 2021 and quarterly cash dividend of $12.50 per MCPS Series B that was paid on October 15, 2021 to holders of record as of September 30, 2021.

Cash and Cash Requirements
As of October 1, 2021, the Company held approximately $2.6 billion of cash and cash equivalents that were held on deposit with financial institutions or invested in highly liquid investment-grade debt instruments with a maturity of 90 days or less. Of the cash and cash equivalents, $58 million was held within the United States and approximately $2.5 billion was held outside of the United States. The Company will continue to have cash requirements to support general corporate purposes, which may include working capital needs, capital expenditures and acquisitions, paying interest and servicing debt, paying taxes and any related interest or penalties, funding its restructuring activities and pension plans as required, paying dividends to shareholders, repurchasing shares of the Company’s common stock and supporting other business needs.
The Company generally intends to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, the Company may also borrow under its commercial paper programs (if available) or borrow under the Company’s Five-Year Facility, enter into new credit facilities and either borrow directly thereunder or use such credit facilities to backstop additional borrowing capacity under its commercial paper programs (if available) and/or access the capital markets (if available). The Company also may from time to time seek to access the capital markets to take advantage of favorable interest rate environments or other market conditions. With respect to the commercial paper scheduled to mature during the remainder of 2021, the Company expects to repay the principal amounts when due using available cash, proceeds from new issuances of commercial paper (if available), drawing on its Five-Year Facility and/or proceeds from other debt issuances.
While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company’s foreign cash could be repatriated to the United States. Following enactment of the Tax Cuts and Jobs Act and the associated Transition

Tax, in general, repatriation of cash to the United States can be completed with no incremental U.S. tax; however, repatriation of cash could subject the Company to non-U.S. taxes on distributions. The cash that the Company’s non-U.S. subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. The income taxes, if any, applicable to such earnings including basis differences in our foreign subsidiaries are not readily determinable. As of October 1, 2021, management believes that it has sufficient sources of liquidity to satisfy its cash needs, including its cash needs in the United States.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Instruments and Risk Management,” in the Company’s 2020 Annual Report. There were no material changes during the quarter ended October 1, 2021 to this information as reported in the Company’s 2020 Annual Report.

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

ITEM 1A. RISK FACTORS
The Company is supplementing the risk factors previously disclosed in the Company's 2020 Annual Report with the following risk factors. Additional information regarding risk factors can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Information Related to Forward-Looking Statements,” in Part I—Item 2 of this Form 10-Q and in Part I—Item 1A of the Company’s 2020 Annual Report.
Exclusive forum provisions in our By-laws could limit our stockholders’ ability to choose their preferred judicial forum for disputes with us or our directors, officers or employees.
Our Amended and Restated By-laws (the “By-laws”) provide that unless the Company selects or consents to the selection of an alternative forum, the sole and exclusive forum for any complaint asserting any internal corporate claims, to the fullest extent permitted by law and subject to applicable jurisdictional requirements, will be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have, or declines to accept, jurisdiction, another state court or a federal court located within the State of Delaware) (collectively, “Delaware Courts”). Current and former stockholders are deemed to have consented to the personal jurisdiction of the Delaware Courts in connection with any action to enforce such exclusive forum provision and to service of process in any such action. These provisions of the By-laws are not a waiver of, and do not relieve anyone of duties to comply with, federal securities laws including those specifying the exclusive jurisdiction of federal courts under the Exchange Act of 1934, as amended and concurrent jurisdiction of federal and state courts under the Securities Act of 1933, as amended. To the extent that the exclusive forum provisions of our By-laws limit a current or former stockholder’s ability to select a judicial forum other than the Delaware Courts, they might discourage the specified legal actions, might cause current or former stockholders to incur additional litigation-related expenses and might result in outcomes unfavorable to current or former stockholders. Alternatively, a court might determine that these provisions of the By-laws are inapplicable or unenforceable in any particular action, in which case we may incur additional litigation related expenses in such action, and the action may result in outcomes unfavorable to us, which could have an adverse impact on our business, results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the nine-month period ended October 1, 2021. On July 16, 2013, the Company’s Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Repurchase Program, and the timing and amount of any shares repurchased under the program will be determined by the Company’s management based on its evaluation of market conditions and other factors. The Repurchase Program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plans) and for other corporate purposes. As of October 1, 2021, 20 million shares remained available for repurchase pursuant to the Repurchase Program. The Company expects to fund any future stock repurchases using the Company’s available cash balances or proceeds from the issuance of debt.
During the third quarter of 2021, Danaher issued an aggregate of 71 thousand shares of Danaher common stock to certain Danaher employees in a private placement pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, for total consideration of $23 million.

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

DANAHER CORPORATION

Date:	October 20, 2021	By:	/s/ Matthew R. McGrew
Matthew R. McGrew
Executive Vice President and Chief Financial Officer

Date:	October 20, 2021	By:	/s/ Robert S. Lutz
Robert S. Lutz
Senior Vice President and Chief Accounting Officer