Form 10-K
period 2021-12-31
DANAHER CORP /DE/
filed 2022-02-23
CIK 313616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Yes   ☐     No  ☒
As of February 4, 2022, the number of shares of Registrant’s common stock outstanding was 715,352,586. The aggregate market value of common stock held by non-affiliates of the Registrant on July 2, 2021 was $173.7 billion, based upon the closing price of the Registrant’s common stock as quoted on the New York Stock Exchange on such date.
 ____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the Registrant’s proxy statement for its 2022 annual meeting of shareholders to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end. With the exception of the sections of the 2022 Proxy Statement specifically incorporated herein by reference, the 2022 Proxy Statement is not deemed to be filed as part of this Form 10-K.

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
•We face intense competition and if we are unable to compete effectively, we may experience decreased demand and market share. Even if we compete effectively, we may be required to reduce the prices we charge.
•Our growth depends on the timely development and commercialization, and customer acceptance, of new and enhanced products and services based on technological innovation. Our growth can also suffer if the markets into which we sell our products and services decline, do not grow as anticipated or experience cyclicality.
•The health care industry and related industries that we serve have undergone, and are in the process of undergoing, significant changes in an effort to reduce (and increase the predictability of) costs, which can adversely affect our business and financial statements.
•Non-U.S. economic, political, legal, compliance, social and business factors (including the United Kingdom’s departure from the European Union (“EU”)) can negatively affect our business and financial statements.

•Collaborative partners and other third-parties we rely on for development, supply and marketing of certain products, potential products and technologies could fail to perform sufficiently.
Acquisitions, Divestitures and Investment Risks
•Any inability to consummate acquisitions at our historical rate and appropriate prices, and to make appropriate investments that support our long-term strategy, could negatively impact our business. Our acquisition of businesses, investments, joint ventures and other strategic relationships could also negatively impact our business and financial statements and our indemnification rights may not fully protect us from liabilities related thereto.
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
•If we encounter problems manufacturing products, fail to adjust our manufacturing capacity or related purchases to reflect changing conditions, or suffer disruptions due to sole or limited sources of supply or due to limited availability of labor, our business and financial statements may suffer. Adverse changes with respect to key distributors and other channel partners can also adversely affect our business and financial statements.
•Climate change, or legal or regulatory measures to address climate change, may negatively affect us.
•Our success depends on our ability to recruit, retain and motivate talented employees representing diverse backgrounds, experiences and skill sets.
•Our restructuring actions can have long-term adverse effects on our business and financial statements.
Intellectual Property Risks
•Any inability to adequately protect or avoid third-party infringement of our intellectual property, and third-party claims we are infringing intellectual property rights, can adversely affect our business and financial statements.
Financial and Tax Risks
•Our outstanding debt has increased significantly as a result of acquisitions, and we may incur additional debt in the future. Our existing and future indebtedness may limit our operations and our use of our cash flow and negatively impact our credit ratings; and any failure to comply with the covenants that apply to our indebtedness could adversely affect our business and financial statements.
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
Legal, Regulatory, Compliance and Reputational Risks
•Our businesses are subject to extensive regulation (including applicable to the healthcare industry). Failure to comply with those regulations (including by our employees, agents or business partners) or significant developments or changes in U.S. laws or policies can adversely affect our business and financial statements. Changes in governmental regulations can also reduce demand for our offerings or increase our expenses.
•With respect to the regulated medical devices we offer, certain modifications to such products may require new regulatory clearance (such as 510(k) clearances) or other marketing authorizations and may require us to recall or cease marketing such products; off-label marketing of such products could result in penalties; and clinical trials we conduct with respect to such products or potential products may have results that are unexpected or are perceived unfavorably by the market, all of which could adversely affect our business and financial statements.
•We are subject to or otherwise responsible for a variety of litigation and other legal and regulatory proceedings in the course of our business that can adversely affect our business and financial statements.

•Our operations, products and services also expose us to the risk of environmental, health and safety liabilities, costs and violations that could adversely affect our business and financial statements.
•Our By-law exclusive forum provisions could limit our stockholders’ ability to choose their preferred judicial forum for disputes with us or our directors, officers or employees.

PART I

ITEM 1. BUSINESS
General
Danaher is a global science and technology innovator committed to helping customers solve complex challenges and improving quality of life around the world. Danaher is comprised of more than 20 operating companies with leadership positions in the life sciences, diagnostics, environmental and applied sectors, organized under three segments (Life Sciences; Diagnostics; and Environmental & Applied Solutions). United by the DANAHER BUSINESS SYSTEM (“DBS”), our businesses are also typically characterized by a high level of products and services that are sold on a recurring basis, primarily through a direct sales model and to a geographically diverse customer base. Our business’ research and development, manufacturing, sales, distribution, service and administrative facilities are located in more than 60 countries.
Danaher strives to create shareholder value primarily through three strategic priorities:
•strengthening our competitive advantage through consistent application of DBS tools;
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
DBS is not only the set of business processes and tools our operating companies use on a daily basis, but is more broadly our culture. As reflected in our logo, DBS features five core values (the “Core Values”):
1.The Best Team Wins
2.Customers Talk, We Listen
3.Kaizen is our Way of Life
4.Innovation Defines our Future
5.We Compete for Shareholders

Underpinned by these five Core Values as well as our Shared Purpose – Helping Realize Life’s Potential, the DBS tools are organized into three pillars that are designed to apply to every aspect of our business: Growth, Lean and Leadership.
The idea for Danaher originated in the early 1980s when the Company’s founders, Steven M. and Mitchell P. Rales, envisioned a business that would generate sustainable long-term value for customers, employees and shareholders. Through a series of acquisitions and divestitures, Danaher has evolved over time into the science and technology innovator it is today. While the operating companies that make up Danaher have changed, DBS continues to be the guiding philosophy for the Company.
Sales in 2021 by geographic destination (geographic destination refers to the geographic area where the final sale to the Company’s unaffiliated customer is made) as a percentage of total 2021 sales were: North America, 40% (including 38% in the United States); Western Europe, 24%; other developed markets, 5%; and high-growth markets, 31%. The Company defines high-growth markets as developing markets of the world experiencing extended periods of accelerated growth in gross domestic product and infrastructure which include Eastern Europe, the Middle East, Africa, Latin America and Asia (with the exception of Japan, Australia and New Zealand). The Company defines developed markets as all markets of the world that are not high-growth markets.
LIFE SCIENCES
The Life Sciences segment offers a broad range of instruments and consumables that are primarily used by customers to study the basic building blocks of life, including genes, proteins, metabolites and cells, in order to understand the causes of disease, identify new therapies, and test and manufacture new drugs and vaccines. Sales in 2021 for this segment by geographic destination (as a percentage of total 2021 sales) were: North America, 36%; Western Europe, 27%; other developed markets, 6%; and high-growth markets, 31%.
Danaher established the life sciences business in 2005 through the acquisition of Leica Microsystems and has expanded the business through numerous subsequent acquisitions, including the acquisitions of AB Sciex and Molecular Devices in 2010, Beckman Coulter in 2011, Pall in 2015, Phenomenex in 2016, IDT in 2018, Cytiva in 2020 and Aldevron in 2021.
The Life Sciences segment consists of the following businesses:
Bioprocess —The bioprocess business is a leading provider of technologies, consumables and services that advance and accelerate the development and manufacture of vaccines, biologic drugs, and novel cell and gene therapies. The business offers solutions that support its customers across the pharmaceutical and biopharmaceutical value chain, from the earliest stages of drug discovery and research, to product and process development, clinical trials, therapy manufacturing and clinical use. The business’ workflow solutions include process chromatography instruments and consumables, cell culture media, single-use technologies, development instrumentation, fill and finish, lab filtration and genomics consumables.

Filtration—The filtration, separation and purification technologies business is a leading provider of products used to remove solid, liquid and gaseous contaminants from a variety of liquids and gases, primarily through the sale of filtration consumables and to a lesser extent systems that incorporate filtration consumables and associated hardware. The business’ core materials and technologies can be applied in many ways to solve complex fluid separation challenges, and are sold across a wide array of applications in two primary business groups:
•Life Sciences. The business’ life sciences technologies facilitate the process of drug discovery, development, regulatory validation and production and are sold to biopharmaceutical and medical customers. In the biopharmaceutical area, the business sells a broad line of filtration and purification technologies, single use bioreactors and associated accessories, hardware and engineered systems primarily to pharmaceutical and biopharmaceutical companies for use in the development and commercialization of chemically synthesized and biologically derived drugs, plasma and vaccines. Biotechnology drugs, plasma and biologically derived vaccines in particular are filtration and purification intensive and represent a significant opportunity for growth for the business in the biopharmaceutical area. In the medical area, hospitals use the Company’s breathing circuit and intravenous filters and water filters to help control the spread of infections.
•Industrial. Virtually all of the raw materials, process fluids and waste streams that are found in industry are candidates for multiple stages of filtration, separation and purification. In addition, most of the machines used in complex production processes require filtration to protect sensitive parts from degradation due to contamination. The business’ technologies enhance the quality and efficiency of manufacturing processes and prolong equipment life in applications such as microelectronics, aircraft, oil refineries, power generation turbines, petrochemical plants and food and beverage plants. Within these segments, demand is driven by end-users and original equipment manufacturers (“OEM”) seeking to improve product performance, increase production and efficiency, reduce operating costs, extend the life of their equipment, conserve water and meet environmental regulations. The business also serves the filtration needs of the food and beverage markets, helping customers ensure the quality and safety of their products while lowering operating costs and minimizing waste.
Flow Cytometry, Genomics, Lab Automation, Centrifugation, Particle Counting and Characterization—The business offers workflow instruments and consumables that help researchers analyze genomic, protein and cellular information. Key product areas include sample preparation equipment such as centrifugation and consumables; liquid handling automation instruments and associated consumables; flow cytometry instrumentation and associated antibodies and reagents; particle counting and characterization instrumentation; and genomic sample preparation. Researchers use these products to study biological function in the pursuit of basic research, as well as therapeutic and diagnostic development. Typical users include pharmaceutical and biotechnology companies, universities, medical schools and research institutions and in some cases industrial manufacturers.
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
Gene and Cell Therapy—The business is a leading manufacturer of high-quality plasmid DNA, RNA and proteins. These products are used in the research, development and manufacture of gene and cell therapies, DNA and RNA vaccines and gene editing technologies. Typical users of these products include biotechnology companies and research institutions across discovery, clinical and commercial applications.
Customers served by the Life Sciences segment select products based on a number of factors, including product quality and reliability, the product’s capacity to enhance productivity, innovation (particularly productivity and sensitivity improvements), product performance and ergonomics, access to a service and support network and the other factors described under “—Competition.” The businesses in Danaher’s Life Sciences segment market their products and services under key brands including ALDEVRON, BECKMAN COULTER, CYTIVA, IDT, LEICA MICROSYSTEMS, MOLECULAR DEVICES, PALL, PHENOMENEX and SCIEX. Manufacturing facilities are located in North America, Europe and Asia. The business sells to customers through direct sales personnel and independent distributors.
DIAGNOSTICS
The Diagnostics segment offers clinical instruments, reagents, consumables, software and services that hospitals, physicians’ offices, reference laboratories and other critical care settings use to diagnose disease and make treatment decisions. Sales in 2021 for this segment by geographic destination (as a percentage of total 2021 sales) were: North America, 44%; Western Europe, 19%; other developed markets, 5%; and high-growth markets, 32%.
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
Core Lab - Clinical—The core lab-clinical business is a leading manufacturer and marketer of biomedical testing instruments, systems and related consumables that are used to evaluate and analyze samples made up of body fluids and cells. The information generated is used to diagnose disease, monitor and guide treatment and therapy, assist in managing chronic disease and assess patient status in hospital, outpatient and physicians’ office settings. The business offers the following products.
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
•Hematology products are used for cellular analysis. The business’ hematology systems use principles of physics, optics, electronics and chemistry to separate and interrogate cells of diagnostic interest and then characterize and quantify them, allowing clinicians to study formed elements in blood (such as red and white blood cells and platelets).
•Microbiology systems are used for the identification of bacteria and antibiotic susceptibility testing (ID/AST) from human clinical samples. These systems detect and quantify bacteria related to microbial infections in urine, blood, and other body fluids, and also detect infections such as urinary tract infections, pneumonia and wound infections. The business’ technology enables direct testing of clinical isolates to ensure reliable detection of resistance to antibiotics.
•Automation systems reduce manual operation and associated cost and errors from the pre-analytical through post-analytical stages, including sample barcoding/information tracking, centrifugation, aliquoting, storage and conveyance. These systems, along with the analyzers described above, are controlled through laboratory-level software that enables laboratory managers to monitor samples, results and lab efficiency.
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
Acute Care Diagnostics—The acute care diagnostics business is a leading worldwide provider of instruments, software and related consumables and services that are used in both laboratory and point-of-care environments to rapidly measure critical parameters, including blood gases, electrolytes, metabolites and cardiac markers, as well as for anemia and high-sensitivity glucose testing. Typical users of these products include hospital central laboratories, intensive care units, hospital operating rooms, hospital emergency rooms, physician’s office laboratories and blood banks.
Pathology Diagnostics—The pathology diagnostics business is a leader in the anatomical pathology industry, offering a comprehensive suite of instrumentation and related consumables used across the entire workflow of a pathology laboratory. The anatomical pathology diagnostics products include chemical and immuno-staining instruments, reagents, antibodies and consumables; tissue embedding, processing and slicing (microtomes) instruments and related reagents and consumables; slide cover-slipping and slide/cassette marking instruments; imaging instrumentation including slide scanners, microscopes and cameras; software solutions to store, share and analyze pathology images digitally; and minimally invasive, vacuum-assisted breast biopsy and lesion excision instruments and breast surgery localization solutions. Typical users of these products include pathologists, lab managers and researchers.
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
ENVIRONMENTAL & APPLIED SOLUTIONS
The Environmental & Applied Solutions segment offers products and services that help protect precious resources and keep global food and water supplies safe. Sales in 2021 for this segment by geographic destination (as a percentage of total 2021 sales) were: North America, 44%; Western Europe, 23%; other developed markets, 3%; and high-growth markets, 30%. The Company’s Environmental & Applied Solutions segment consists of the following businesses:
Water Quality—The Company’s water quality business is a leading provider of instrumentation, consumables, software, services and disinfection systems to help analyze, treat and manage the quality of ultra-pure, potable, industrial, waste, ground, source and ocean water in residential, commercial, municipal, industrial and natural resource applications. Danaher entered the water quality sector in the late 1990’s through the acquisitions of Dr. Lange and Hach Company and has enhanced the geographic coverage and capabilities of its products and services through subsequent acquisitions, including the acquisition of Trojan Technologies Inc. in 2004 and ChemTreat, Inc. in 2007. The water quality business designs, manufactures and markets:
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
Typical users of these products and services include professionals in municipal drinking water and wastewater treatment plants, industrial process and discharge water facilities, wastewater treatment facilities, third-party testing laboratories and environmental operations. Customers in these industries choose suppliers based on a number of factors including the customer’s existing supplier relationships, application expertise, product performance and ease of use, the comprehensiveness of the supplier’s solutions offering, after-sales service and support and the other factors described under “—Competition.” The Company’s water quality businesses provide products under a variety of key brands, including AQUATIC INFORMATICS,

CHEMTREAT, HACH, MCCROMETER, OTT HYDROMET, PALL WATER, SEA-BIRD and TROJAN TECHNOLOGIES. Manufacturing facilities are primarily located in North America, Europe and Asia. Sales are made through the business’ direct sales personnel, e-commerce, independent representatives and independent distributors.
Product Identification—The Company’s product identification business is a leading provider of printers, instruments, software, services and consumables for various color and appearance management, packaging design and quality management, packaging converting, printing, marking, coding and traceability applications for consumer, pharmaceutical and industrial products. Danaher entered the product identification market through the acquisition of Videojet in 2002, and has expanded the product and geographic coverage through various subsequent acquisitions, including the acquisitions of EskoArtwork in 2011 and X-Rite in 2012. The product identification business designs, manufactures and markets:
•printers, consumables and solutions used to give products unique identities by printing date, lot and bar codes and other information on primary and secondary packaging, applying high-quality alphanumeric codes, logos and graphics to a wide range of surfaces at a variety of production line speeds, angles and locations on a product or package. Its vision inspection and track-and-trace solutions also help pharmaceutical and consumer goods manufacturers safeguard the authenticity of their products through supply chains.
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
Direct and indirect impacts from the COVID-19 pandemic and other factors have resulted in supply chain disruptions (including in some cases shortages of supply, cost inflation and shipping delays), labor availability constraints and labor cost increases for a number of our businesses, especially during the latter part of 2021. Our application of DBS tools and processes largely mitigated the impact thereof in 2021 and as a result these constraints did not have a material, adverse effect on the business in 2021. However, the pressures noted above continue as of the date of this Annual Report. In 2021, certain of our existing suppliers were unable to provide us with the quantity of certain components we required or informed us that they may not be able to supply sufficient quantities of certain components in the future, and for certain components our supply on-hand was limited as of year-end 2021. We are continuing to work with our suppliers to understand the existing and potential future impacts of these trends on our supply chain and we continue to take actions in an effort to mitigate such impacts, including purchasing components in the open market and qualifying additional suppliers. If our suppliers cannot provide us with sufficient quantities of required components, there can be no assurance that we will be able to find alternative sources or that alternative sources will be available on terms and prices that are favorable to us. Any disruption or delay in the supply of necessary components on reasonable terms and prices would adversely impact our business and financial statements. In addition, higher absentee rates attributable to COVID-19 among our employees, including because of illness, quarantines, government actions, facility closures, or other restrictions resulting from COVID-19, have increased costs to and otherwise adversely impacted certain of our businesses and these impacts may continue. Due to the speed with which these trends continue to develop and evolve and the uncertainty of their duration, we cannot assure you that these factors will not have an adverse impact on our business and financial statements in the future. For a further discussion of risks related to the materials and components required for the Company’s operations, refer to “Item 1A. Risk Factors.”
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
Competition
Although the Company’s businesses generally operate in highly competitive markets, the Company’s competitive position cannot be determined accurately in the aggregate or by segment since none of its competitors offer all of the same product and service lines or serve all of the same markets as the Company, or any of its segments, does. Because of the range of the products and services the Company sells and the variety of markets it serves, the Company encounters a wide variety of competitors, including well-established regional competitors, competitors who are more specialized than it is in particular markets, as well as large companies or divisions of large companies with substantial sales, marketing, research and financial capabilities. The Company is facing increased competition in a number of its served markets as a result of the entry of well-resourced companies into certain markets, the entry of competitors based in low-cost manufacturing locations, the development of competitive technologies by early-stage and emerging companies and increasing consolidation in particular markets. The number of competitors varies by product and service line. Management believes that the Company has a leadership position in many of the markets it serves. Key competitive factors vary among the Company’s businesses and product and service lines, but include the specific factors noted above with respect to each particular business and typically also include price, quality and safety, performance, delivery speed, application expertise, service and support, technology and innovation, distribution network, breadth of product, service and software offerings and brand name recognition. For a discussion of risks related to competition, refer to “Item 1A. Risk Factors.”
Human Capital
As of December 31, 2021, the Company had approximately 80,000 employees (whom we refer to as “associates”), of whom approximately 32,000 were employed in the North America, 24,000 in Western Europe, 3,000 in other developed markets and 21,000 in high-growth markets. Approximately 78,000 of the Company’s total employees were full-time and 2,000 were part-time employees. Of the United States employees, approximately 400 were hourly-rated, unionized employees. Outside the United States, the Company has government-mandated collective bargaining arrangements and union contracts in certain countries, particularly in Europe where many of the Company’s employees are represented by unions and/or works councils.
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
•Recruitment
◦As part of our commitment to the Core Value “The Best Team Wins”, we focus on identifying, attracting and recruiting diverse talent to meet our current and future business needs. We have invested in comprehensive talent acquisition capabilities across all levels of recruitment (including robust branding, labor market analytics, advanced sourcing tools, leading technology and streamlined processes). Our diversity attraction efforts are an important component of our overall talent acquisition strategy and focus on: (1) establishing and fostering partnerships with diverse organizations, and (2) effectively sourcing diverse talent.
•Engagement
◦General. Our engagement strategy focuses on developing the best workplace and best people leaders to meet our associates’ needs every day. Further, we believe that better associate engagement helps enable better retention and better business performance. We assess our engagement performance through our annual Associate Engagement Survey, which addresses engagement, direct supervisor effectiveness, behavior change and performance enablement, as well as through our voluntary turnover rate.
◦D+I. We seek to continuously improve and sustain a diverse and inclusive culture free of systemic bias and where all associates feel they belong. We believe a diverse workforce and culture of inclusion is essential to drive innovation, fuel growth and help ensure our technologies and products effectively serve a global customer base. Danaher’s Office of Diversity + Inclusion is led by our Vice President of Global Diversity + Inclusion, who is responsible for the execution of Danaher’s D+I strategy and reports to Danaher’s Senior Vice President of Human Resources. Both serve on the Danaher Diversity + Inclusion Council along with executives who lead our businesses. The D+I Council is responsible for overseeing Danaher’s D+I strategic direction; creating D+I accountability measures; and operationalizing D+I initiatives and programming across our businesses.
We have leveraged DBS with the goal of driving progress on diversity representation and inclusive culture, including by requiring all of our operating companies to implement a D+I Policy Deployment initiative in each of 2021 and 2022. Our D+I initiatives focus on broadening our candidate pools, sourcing diverse slates in the hiring process, developing people leaders’ competency in and accountability for D+I and implementing and sustaining programs (such as our Associate Resource Groups for Women, Black, Latinx, LGBTQ and Asian descent associates and friends/allies) that offer mentorship, support and engagement to help our associates succeed and thrive. As of December 31, 2021, (1) 37% of our total associates were female and females represented 31%, 33% and 39% of our executives/senior leaders, managers and individual contributors, respectively; and (2) 39% of our total U.S. associates were People of Color and People of Color represented 22%, 31% and 41% of our U.S. executives/senior leaders, managers and individual contributors, respectively.
◦In support of our D+I commitment, we conduct regular pay reviews from a race (in the United States) and gender (globally) perspective that serve to proactively identify and address potential pay differences, and in 2020 we achieved base pay equity for women and for racial and ethnic minorities in the U.S.
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
◦Performance Management. Performance for Growth (“P4G”), our annual performance management program, supports our high-performance culture by seeking to ensure that high-performing associates are recognized and rewarded for their contributions. P4G guides associates and their managers in setting clear personal performance goals aligned to our strategic priorities. Annual reviews under the program assess performance against these formal, annual objectives and against our leadership anchors.
◦Talent Development and Career Mobility. Our talent development program (which is generally structured to consist of 70% on-the-job learning, 20% coaching and mentoring and 10% formal training) strives to provide every associate with appropriate development opportunities. In particular, we make available to people leaders at every level training, coaching and developmental resources to help them be effective leaders and advance their careers. We further encourage internal promotion and mobility through our Danaher Go program, which makes open positions throughout the organization visible to associates and proactively encourages our associates to seek promotional opportunities. We assess our performance in this area using metrics including internal fill rate (which tracks the percentages of open roles at particular levels filled by our own associates) as well as the percentage of eligible associates with completed talent assessments/career plans.
◦Safety and Risk Management. Associate safety is deeply embedded in our culture. Our Environment, Health and Safety (“EHS”) Policy establishes the core principles upon which our EHS management programs are built, and associates use our DBS-based “4E” toolkit to identify, assess and control hazards related to ergonomics, energetics, exposures and environment. In addition, we evaluate and manage risks relating to our human capital strategy as part of Danaher’s enterprise risk management program. Key quantitative measures that we use to assess performance in this category include total recordable incident rate (defined as the number of work-related injuries or illness cases serious enough to require treatment beyond first aid, per 100 associates) and days away, restricted or transferred (defined as the number of work-related injuries or illness cases that result in an employee working with physical restrictions, being away from work or unable to do their job or transferring to other work, per 100 associates).
The health and well-being of our associates has been a key area of focus in our response to the COVID-19 pandemic. We launched a global Employee Assistance Program in March 2020 to ensure a consistent support structure for mental health and well-being across the Company and have since expanded the program to provide enhanced support with respect to childcare, eldercare and tutoring, among other areas. In the United States, we have provided benefits beyond the requirements of the Families First Act, for example by extending our leave policy to cover elder care and providing for voluntary leaves even in certain circumstances not required by the law. We have also implemented safety precautions on a facility-specific basis. The results of our 2021 Associate Engagement Survey questions relating to the pandemic validate the impact of these efforts: 87% of surveyed associates believe that associate well-being and safety is Danaher’s priority, and 90% of surveyed associates feel supported by their direct supervisor in adapting to changes due to the pandemic.
Research and Development (“R&D”)
The Company conducts R&D activities for the purpose of developing new products, enhancing the functionality, effectiveness, ease of use and reliability of its existing products and expanding the applications for which uses of its products are appropriate. The Company’s R&D efforts include internal initiatives and those that use licensed or acquired technology, and we work with a number of leading research institutions, universities and clinicians around the world to develop, evaluate and clinically test our products. The Company conducts R&D activities primarily in North America, Europe and Asia and generally on a business-by-business basis. The Company anticipates that it will continue to make significant expenditures for R&D as it seeks to provide a continuing flow of innovative products and services to maintain and improve its competitive position. For a discussion of the risks related to the need to develop and commercialize new products and product enhancements, refer to “Item 1A. Risk Factors.”
Government Contracts
Although the substantial majority of the Company’s revenue in 2021 was from customers other than governmental entities, each of Danaher’s segments has agreements relating to the sale of products to government entities. As a result, the Company is subject to various statutes and regulations that apply to companies doing business with governments. For a discussion of risks related to government contracting requirements, refer to “Item 1A. Risk Factors.” No material portion of Danaher’s business is subject to renegotiation of profits or termination of contracts at the election of a government entity.
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
In the EU, our products are subject to the medical device and in vitro medical device laws of the various member states, which for many years were based on Directives of the European Commission. However, in May 2017, the EU adopted new, formal regulations to replace such Directives; specifically, the EU Medical Device Regulation (the “EU MDR”) and In Vitro Diagnostic Regulation (the “EU IVDR”), each of which imposes stricter requirements for the marketing and sale of medical devices and in vitro devices, including in the area of clinical evaluation requirements, quality systems and post-market surveillance. The EU regulations were adopted with staggered transitional periods that have since been updated. The full application of the EU MDR became effective in May 2021, while the EU IVDR will be fully applicable in May 2022. Regulatory requirements in the United Kingdom (“UK”) are also changing as a result of Brexit (the UK’s withdrawal from the EU). Complying with the EU MDR, EU IVDR and the evolving regulatory scheme in the UK requires modifications to our quality management systems, additional resources in certain functions and updates to technical files, among other changes, which cost $47 million in 2021 and we anticipate will cost approximately $20 million in 2022.
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
In addition, some of the in vitro diagnostic drugs-of-abuse assays and reagents sold by the Company’s subsidiaries contain small amounts of controlled substances, and as a result some of the Company’s facilities are inspected periodically by the United States Drug Enforcement Administration to assess whether the Company properly handles, stores and disposes of controlled substances in the manufacture of those products.
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
Healthcare Reform
In the United States and certain non-U.S. jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system. There is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. For example, in the United States, in March 2010, the U.S. Patient Protection and Affordable Care Act (as amended by the Health Care and Education Affordability Reconciliation Act) (collectively, the “PPACA”) was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers and significantly affected the healthcare industry. Since its enactment, there have been judicial, Congressional and executive challenges to certain aspects of the PPACA, and there may be additional challenges and amendments to the PPACA in the future.
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
Data Privacy and Security Laws
As a global organization, we are subject to data privacy and security laws, regulations, and customer-imposed controls in numerous jurisdictions as a result of having access to and processing confidential, personal and/or sensitive data in the course of our business. For example, in the United States, HIPAA privacy and security rules require certain of our operations to maintain controls to protect the availability and confidentiality of patient health information, individual states regulate data breach and security requirements and multiple governmental bodies assert authority over aspects of the protection of personal privacy. In particular, the California Consumer Privacy Act (“CCPA”), which came into effect in January 2020 has some of the same features as the GDPR (discussed below), and has already prompted several other states to enact or consider enacting similar laws. The EU General Data Protection Regulation that became effective in May 2018 (“GDPR”) has imposed significantly stricter requirements in how we collect, transmit, process and retain personal data, including, among other things, in certain circumstances a requirement for almost immediate notice of data breaches to supervisory authorities with significant fines for non-compliance. Several other countries such as China and Russia have passed, and other countries are considering passing, laws that require personal data relating to their citizens to be maintained on local servers and impose additional data transfer restrictions. For a discussion of risks related to these laws, refer to “Item 1A. Risk Factors.”

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
For a discussion of the UK’s withdrawal from the EU (“Brexit”) and certain risks and implications thereof for the Company, refer to “Item 1A. Risk Factors”.

Information about the effects of foreign currency fluctuations on the Company’s business is set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) included in this Annual Report. For a discussion of risks related to the Company’s non-U.S. operations and foreign currency exchange, refer to “Item 1A. Risk Factors.”
Available Information
The Company maintains an internet website at www.danaher.com. The Company makes available free of charge on the website its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”), as soon as reasonably practicable after filing such material with, or furnishing such material to, the SEC. Danaher’s internet site and the information contained on or connected to that site are not incorporated by reference into this Form 10-K.

ITEM 1A. RISK FACTORS
You should carefully consider the risks and uncertainties described below, together with the information included elsewhere in this Annual Report on Form 10-K and other documents we file with the SEC. We have identified the risks and uncertainties described below as material, but they are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies, such as market conditions, economic conditions, geopolitical events, changes in laws, regulations or accounting rules, fluctuations in interest rates, terrorism, wars or conflicts, major health concerns including pandemics, natural disasters or other disruptions of expected business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business and financial statements, including our results of operations, liquidity and financial condition, and our stock price.
Business and Strategic Risks
The COVID-19 pandemic has adversely impacted, and may continue to adversely impact, certain elements of our business and our financial statements.
Our global operations expose us to risks associated with public health crises, including epidemics and pandemics such as COVID-19. The global spread of COVID-19 has led to unprecedented restrictions on, and disruptions in, business and personal activities, including as a result of preventive and precautionary measures that we, other businesses, our communities and governments are taking to mitigate the spread. For example, national, state and local governments have implemented and may continue to implement safety precautions, including quarantines, border closures, increased border controls, travel restrictions, shelter in place orders, shutdowns, government-ordered vaccine mandates and other measures. These measures can disrupt normal business operations and can have significant negative impacts on businesses and financial markets worldwide.
The direct impact of COVID-19 and the preventive and precautionary measures implemented as a result thereof have adversely affected, and may continue to adversely affect, certain elements of our Company (including to a different degree our operations, commercial organizations, supply chains and distribution systems). Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of how COVID-19 impacted our results of operations and financial position in 2021. Without limiting the foregoing, we have experienced and/or may in the future experience:
•constraints on the movement of our products through the supply chain;
•capacity constraints and price increases in our own supply chain, including with respect to freight services;
•adverse impacts on our workforce and/or key employees including labor availability;
•adverse impacts on customer orders and purchases and unpredictable reductions in demand for our products;
•adverse impacts on our collections of accounts receivable, including delays in collections and increases in uncollectible receivables;
•unpredictable increases in demand for certain products; and
•increased cybersecurity attack activity.
While the pandemic continues we may experience continued adverse impacts on certain elements of our business and financial statements. Even to the extent COVID-19 conditions begin to improve, the duration and sustainability of any such improvements will be uncertain and continuing adverse impacts and/or the degree of improvement may vary dramatically by geography and line of business. The actions Danaher’s businesses take in response to any improvements in conditions may vary widely by geography and line of business and will likely be made with incomplete information; pose the risk that such actions may prove to be premature, incorrect or insufficient; and could have an adverse impact on our business and financial statements.
Please see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the Company products that are being used in the fight against COVID-19. In an effort to optimize availability of needed medical and other supplies and products in connection with the pandemic, we may elect to or governments may require us or our customers to allocate manufacturing capacity (for example, pursuant to the U.S. Defense Production Act (“DPA”)) in a way that adversely affects our financial condition and results of operations, results in differential treatment of customers and/or adversely affects our reputation and customer relationships. For example, certain of our customers are or have been subject to DPA requirements relating to the production of COVID-19 related products and have required certain of our businesses to also comply with these requirements under our supply agreements. Please also see the risk factor titled “The U.S. government has certain rights with respect to incremental production capacity and/or the intellectual property we have developed using government financing” for a discussion of the U.S. government’s rights in connection with funding they have provided certain of our businesses to finance capacity expansion for the production of certain COVID-19 related products.
In addition, the levels of demand for our COVID-19 related products can exceed our capacity to meet such demand on a timely basis or at all, which can result in negative publicity and future competitive disadvantage and otherwise adversely affect our business and financial statements. The accelerated development and production of products and services in an effort to address medical and other requirements as a result of the pandemic also increases the risk of regulatory enforcement actions, product defects or claims thereof. In addition, to the extent the COVID-19 pandemic moderates, and/or if COVID-19 vaccination, therapeutic or testing practices change and Danaher’s offerings are no longer a preferred solution, demand for Danaher’s COVID-19 solutions may decline. Any of these developments may adversely affect our business and financial statements.
Conditions in the global economy, the particular markets we serve and the financial markets may adversely affect our business and financial statements.
Our business is sensitive to general economic conditions. Slower economic growth in the domestic and/or international markets, inflation, actual or anticipated default on sovereign debt, volatility in the currency and credit markets, high levels of unemployment or underemployment, labor availability constraints, reduced levels of capital expenditures, changes or anticipation of potential changes in government trade, fiscal, tax and monetary policies, changes in capital requirements for financial institutions, government budget negotiation dynamics, sequestration, austerity measures and other challenges that affect the global economy have in the past adversely affected, and may in the future adversely affect, the Company and its distributors, customers and suppliers, including having the effect of:
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
•supply interruptions or delays, which can disrupt our ability to produce or deliver our products;
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
If growth in the global economy or in any of the markets we serve slows for a significant period, if there is significant deterioration in the global economy or such markets or if improvements in the global economy do not benefit the markets we serve, our business and financial statements can be adversely affected.

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
We generally sell our products and services in industries that are characterized by rapid technological changes, frequent new product introductions and changing industry standards. If we do not develop innovative new and enhanced products and services on a timely basis, our offerings will become obsolete over time and our business and financial statements will suffer. Our success depends on several factors, including our ability to:
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
•obtain necessary regulatory approvals of appropriate scope (including with respect to medical device products by demonstrating satisfactory clinical results where applicable as well as achieving third-party reimbursement); and
•stimulate customer demand for and convince customers to adopt new technologies.
If we fail to accurately predict future customer needs and preferences or fail to produce viable technologies, we may invest heavily in R&D of products and services that do not lead to significant revenue, which would adversely affect our business and financial statements. Even when we successfully innovate and develop new and enhanced products and services, we often incur substantial costs in doing so, and our profitability may suffer. In addition, promising new offerings may fail to reach the market or realize only limited commercial success because of real or perceived efficacy or safety concerns, failure to achieve positive clinical outcomes, uncertainty over third-party reimbursement or entrenched patterns of clinical practice. Competitors may also develop after-market services and parts for our products which may detract from our sales.

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
The health care industry and related industries that we serve have undergone, and are in the process of undergoing, significant changes in an effort to reduce (and increase the predictability of) costs, including the following:
•Many of our customers, and the end-users to whom our customers supply products, rely on government funding of and reimbursement for healthcare products and services and research activities. The PPACA, health care austerity measures in other countries and other potential healthcare reform changes and government austerity measures have reduced and may further reduce the amount of government funding or reimbursement available to customers or end-users of our products and services and/or the volume of medical procedures using our products and services. For example, the Protecting Access to Medicare Act of 2014 (“PAMA”), introduced a multi-year pricing program for services payable under the Clinical Laboratory Fee Schedule (“CLFS”) that is designed to bring Medicare allowable amounts in line with the amounts paid by private payers. It is still unclear whether and to what extent these new rates will affect overall pricing and reimbursement for clinical laboratory testing services, but to the extent our customers conclude that Medicare reimbursement for these services is inadequate, it can in turn adversely impact the prices at which we sell our products. Other countries, as well as some private payors, also control the price of health care products, directly or indirectly, through reimbursement, payment, pricing or coverage limitations, tying reimbursement to outcomes or (in the case of governmental entities) through compulsory licensing. Global economic uncertainty or deterioration can also adversely impact government funding and reimbursement.
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
In 2021 approximately 62% of our sales were derived from customers outside the U.S. In addition, many of our manufacturing operations, suppliers and employees are located outside the U.S. Since our growth strategy depends in part on our ability to further penetrate markets outside the U.S. and increase the localization of our products and services, we expect to continue to increase our sales and presence outside the U.S., particularly in the high-growth markets. Our non-U.S. business (and particularly our business in high-growth markets) is subject to risks that include:
•public health crises and epidemics, such as COVID-19;
•interruption in the transportation of materials to us and finished goods to our customers;
•differences in terms of sale, including longer payment terms than are typical in the U.S.;
•local product preferences or requirements;
•changes in a country’s or region’s political, legal, social or economic conditions, such as the devaluation of particular currencies;
•trade protection measures, tariffs, embargoes and import or export restrictions and requirements;

•unexpected changes in laws or regulatory requirements, including changes in tax laws;
•capital controls and limitations on ownership and on repatriation of earnings and cash;
•the potential for nationalization of enterprises;
•changes in local healthcare delivery, payment and reimbursement policies and programs;
•complex data privacy and cybersecurity requirements;
•limitations on legal rights and our ability to enforce such rights, including differing protection of intellectual property;
•difficulty in staffing and managing widespread operations;
•workforce instability and differing labor or employment regulations;
•difficulties in implementing restructuring actions on a timely or comprehensive basis; and
•greater uncertainty, risk, expense and delay in commercializing products in certain foreign jurisdictions, including with respect to product and other regulatory approvals.
International business risks have in the past and may in the future negatively affect our business and financial statements.
For example, in 2021 we generated approximately 13% of our sales from China. Accordingly, our business and financial statements can be adversely influenced by political, economic, legal, compliance, social and business conditions in China generally. Additionally, China’s government continues to play a significant role in regulating industry development by imposing sector-specific policies, and it maintains control over China’s economic growth through setting monetary policy and determining treatment of particular industries or companies. Further, considerable uncertainty exists regarding the long-term effects of the expansionary monetary and fiscal policies adopted by the central banks and financial authorities of some of the world’s leading economies, including the U.S. and China. Uncertainty or adverse changes to conditions in China or the policies of China’s government or its laws and regulations can adversely affect the overall economic growth of China, or of the particular industries in which we participate, and can adversely affect our business and financial statements.
Our growth can suffer if the markets into which we sell our products and services decline, do not grow as anticipated or experience cyclicality.
Our growth depends in part on the growth of the markets which we serve, and visibility into our markets can be limited (particularly for markets into which we sell through distribution). Our quarterly sales and profits depend substantially on the volume and timing of orders received during the quarter, which are difficult to forecast. Any decline or lower than expected growth in our served markets can diminish demand for our products and services and adversely affect our business and financial statements. Certain of our businesses operate in industries that have experienced and may experience periodic, cyclical downturns. In addition, in certain of our businesses demand depends on customers’ capital spending budgets as well as government funding policies, and matters of public policy and government budget dynamics as well as product and economic cycles can affect the spending decisions of these entities. Demand for our products and services is also sensitive to changes in customer order patterns, which may be affected by announced price changes, marketing or promotional programs, new product introductions, the timing of industry trade shows and changes in distributor or customer inventory levels due to distributor or customer management thereof or other factors. Any of these factors could adversely affect our business and financial statements in any given period.
Certain of our businesses rely on relationships with collaborative partners and other third-parties for development, supply and marketing of certain products, potential products and technologies, and such collaborative partners or other third-parties could fail to perform sufficiently.
For certain of our businesses, success in penetrating target markets depends in part on their ability to develop and maintain collaborative relationships with other companies. Relying on collaborative relationships is risky because, among other things, our collaborative partners may (1) not devote sufficient resources to the success of our collaborations; (2) fail to obtain regulatory approvals necessary to continue the collaborations in a timely manner; (3) be acquired by other companies and terminate our collaborative partnership or become insolvent; (4) compete with us; (5) disagree with us on key details of the collaborative relationship; (6) have insufficient capital resources; (7) decline to renew existing collaborations on acceptable terms; and (8) fail to comply with applicable laws, regulatory requirements and/or applicable contractual obligations. Because these and other factors may be beyond our control, the development or commercialization of our products involved in collaborative partnerships may be delayed or otherwise adversely affected. In addition, if we or any of our collaborative partners terminate a collaborative arrangement, we may be required to devote additional resources to product development and commercialization or we may need to cancel some development programs, which could adversely affect our business and financial statements.
Acquisition, Divestiture and Investment Risks
Any inability to consummate acquisitions at our historical rate and at appropriate prices, and to make appropriate investments that support our long-term strategy, could negatively impact our business.
Our ability to grow revenues, earnings and cash flow at or above our historic rates depends in part upon our ability to identify and successfully acquire and integrate businesses at appropriate prices and realize anticipated synergies, and to make appropriate investments that support our long-term strategy. We may not be able to consummate acquisitions at rates similar to the past, which could adversely impact our business. Promising acquisitions and investments are difficult to identify and complete for a number of reasons, including high valuations, competition among prospective buyers or investors, the availability of affordable funding in the capital markets and the need to satisfy applicable closing conditions and obtain applicable antitrust and other regulatory approvals on acceptable terms. In addition, competition for acquisitions and investments has resulted and may result in higher purchase prices. Changes in accounting or regulatory requirements or instability in the credit markets could also adversely impact our ability to consummate acquisitions and investments.
Our acquisition of businesses, investments, joint ventures and other strategic relationships can negatively impact our business and financial statements.
As part of our business strategy, we acquire businesses, make investments and enter into joint ventures and other strategic relationships in the ordinary course, and we also from time to time complete more significant transactions; refer to MD&A for additional details. Acquisitions, investments, joint ventures and strategic relationships involve a number of financial, accounting, managerial, operational, legal, compliance and other risks and challenges, including but not limited to the following, any of which could adversely affect our business and our financial statements:
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
•we can experience difficulty in integrating cultures, personnel, operations and financial and other controls and systems and retaining key employees and customers, and former employees of businesses we acquire may compete with us;
•we may be unable to achieve cost savings or other synergies anticipated in connection with an acquisition, investment, joint venture or strategic relationship;
•we have assumed and may assume unknown liabilities, known contingent liabilities that become realized, known liabilities that prove greater than anticipated, internal control deficiencies or exposure to regulatory sanctions resulting from the acquired company’s or investee’s activities; and the realization of any of these liabilities or deficiencies can increase our expenses, adversely affect our financial position or cause us to fail to meet our public financial reporting obligations;
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
•we may have interests that diverge from those of our joint venture partners or other strategic partners or the companies we invest in, and we may not be able to direct or influence the management and operations of the joint venture, other strategic relationship or investee in the manner we believe is most appropriate, exposing us to additional risk; and
•investing in or making loans to early-stage companies often entails a high degree of risk, including uncertainty regarding the company’s ability to successfully develop new technologies and services, bring these new technologies and services to market and gain market acceptance, maintain adequate capitalization and access to cash or other forms of liquidity, and retain critical management personnel; we do not always achieve the strategic, technological, financial or commercial benefits we anticipate; we may lose our investment or fail to recoup our loan; or our investment may be illiquid for a greater-than-expected period of time.
The indemnification provisions of acquisition agreements by which we have acquired companies may not fully protect us and as a result we may face unexpected liabilities.
Certain of the acquisition agreements by which we have acquired companies require the former owners to indemnify us against certain liabilities related to the operation of the acquired company before we acquired it. In most of these agreements, however, the liability of the former owners is limited and certain former owners may be unable to meet their indemnification responsibilities. In addition, we obtain or receive the benefits of representations and warranties insurance in connection with certain acquisitions. We cannot assure you that these indemnification provisions or insurance coverages will protect us fully or at all, and as a result we may face unexpected liabilities that adversely affect our business and financial statements.
Divestitures or other dispositions could negatively impact our business, and contingent liabilities from businesses that we or our predecessors have disposed could adversely affect our business and financial statements.
We continually assess the strategic fit of our existing businesses and may divest, spin-off, split-off or otherwise dispose of businesses that are deemed not to fit with our strategic plan or are not achieving the desired return on investment. For example, in 2015 Danaher separated and split-off to Danaher shareholders the majority of its former communications business in a Reverse Morris Trust transaction with NetScout Systems, Inc. (the “Communications Disposition”), in 2016 Danaher separated and spun-off to Danaher shareholders its former Test & Measurement segment, Industrial Technologies segment (excluding the product identification businesses) and retail/commercial petroleum business (collectively known as “Fortive Corporation”) (the “Fortive Disposition”), and in 2019 Danaher consummated the separation and initial public offering (“IPO”) and subsequent split-off of its Dental segment, known as Envista Holdings Corporation (the “Envista Disposition”). Transactions such as these pose risks and challenges that could negatively impact our business and financial statements. For example, when we decide to sell or otherwise dispose of a business or assets, we may be unable to do so on satisfactory terms within our anticipated timeframe or at all, and even after reaching a definitive agreement to sell or dispose a business the sale is typically subject to satisfaction of pre-closing conditions which may not become satisfied. In addition, divestitures or other dispositions can dilute the Company’s earnings per share, have other adverse financial, tax and accounting impacts and distract management, and disputes can arise with buyers. In addition, we have retained responsibility for and/or have agreed to indemnify buyers against some known and unknown contingent liabilities related to a number of businesses we or our predecessors have sold or disposed. The resolution of these contingencies has not had a material effect on our business or financial statements but we cannot be certain that this favorable pattern will continue.
Potential indemnification liabilities pursuant to the Communications Disposition, the Fortive Disposition or the Envista Disposition could adversely affect our business and financial statements.
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
Operational Risks
Significant disruptions in, or breaches in security of, our information technology systems or data or violation of data privacy laws can adversely affect our business and financial statements.
We rely on information technology systems, some of which are provided and/or managed by third-parties, to process, transmit and store electronic information (including sensitive data such as confidential business information and personal data relating to employees, customers, other business partners and patients), and to manage or support a variety of critical business processes and activities (such as receiving and fulfilling orders, billing, collecting and making payments, shipping products, providing services and support to customers and fulfilling contractual obligations). In addition, some of our remote monitoring products and services incorporate software and information technology that house personal data and some products or software we sell to customers connect to our systems for maintenance or other purposes. These systems, products and services (including those we acquire through business acquisitions) can be damaged, disrupted or shut down due to attacks by computer hackers, computer viruses, ransomware, human error or malfeasance (including by employees), power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events, and in any such circumstances our system redundancy and other disaster recovery planning may be ineffective or inadequate. Attacks can also target hardware, software and information installed, stored or transmitted in our products after such products have been purchased and incorporated into third-party products, facilities or infrastructure. Security breaches of systems provided or enabled by us, regardless of whether the breach is attributable to a vulnerability in our products or services, or security breaches of third-party suppliers we rely on to process, store or transmit electronic information, can result in the misappropriation, destruction or unauthorized disclosure of confidential information or personal data belonging to us or to our employees, partners, customers, patients or suppliers. Like most multinational corporations, our information technology systems and data have been subject to computer viruses, malicious codes, unauthorized access and other cyber-attacks and we expect the sophistication and frequency of such attacks to continue to increase. Unauthorized tampering, adulteration or interference with our products may also adversely affect product functionality and result in loss of data, risk to patient safety and product recalls or field actions. The attacks, breaches, misappropriations and other disruptions and damage described above can interrupt our operations or the operations of our customers and partners, delay production and shipments, result in theft of our and our customers’ intellectual property and trade secrets, result in disclosure of personal data, damage customer, patient, business partner and employee relationships and our reputation and result in defective products or services, legal claims and proceedings, liability and penalties under privacy and other laws and increased costs for security and remediation, in each case resulting in an adverse effect on our business and financial statements. Our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches.
In addition, our information technology systems require an ongoing commitment of significant resources to maintain and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving legal and regulatory standards, evolving customer expectations, changes in the techniques used to obtain unauthorized access to data and information systems, and the information technology needs associated with our changing products and services. There can be no assurance that we will be able to successfully maintain, enhance and upgrade our systems as necessary to effectively address these requirements. Further, a greater number of our employees have been working remotely since the beginning of the COVID-19 pandemic, which exposes us to greater cybersecurity risks.
Any inability to maintain reliable information technology systems and appropriate controls with respect to global data privacy and security requirements and prevent data breaches can result in adverse regulatory and business consequences and litigation. As a global organization, we are subject to data privacy and security laws, regulations, and customer-imposed controls in numerous jurisdictions as a result of having access to and processing confidential, personal and/or sensitive data in the course of our business. Please see “Item 1. Business—Regulatory Matters” for additional information. For example, entities that are found to be in violation of HIPAA as the result of a breach of unsecured patient health information, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations. Failure to comply with the requirements of GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €20 million or up to 4% of total worldwide annual turnover for the preceding financial year, whichever is higher, and other administrative penalties. Several other countries such as China and Russia have passed, and other countries are considering passing, laws that require some or all personal data relating to their citizens to be maintained on local servers and impose additional data transfer restrictions. A broad California privacy law came into effect in January 2020 with some of the same features as the GDPR, which has already prompted other states to enact or consider enacting similar laws. Government enforcement actions can be costly and interrupt the regular operation of our business, and data breaches or violations of data privacy laws can result in civil and criminal, monetary and non-monetary penalties and damage to customer, patient, business partner and employee relationships and to our reputation, any of which may adversely affect our business and financial statements. In addition, compliance with the varying data privacy regulations across the U.S. and around the world has required significant expenditures and may require additional expenditures, and may require further changes in our products or business models that increase competition or reduce revenue.
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
Our facilities, supply chains, distribution systems and information technology systems are subject to catastrophic loss due to fire, flood, cyber-attack, earthquake, hurricane, power shortage or outage, public health crisis (including epidemics and pandemics) and the reaction thereto, war, terrorism, riot, public protest or other natural or man-made disasters, such as the COVID-19 pandemic and the damage caused to our facilities by Hurricane Maria in Puerto Rico in 2017. If any of these facilities, supply chains or systems were to experience a catastrophic loss, it could disrupt our operations, delay production and shipments, result in defective products or services, diminish demand, damage customer relationships and our reputation and result in legal exposure and significant repair or replacement expenses. The third-party insurance coverage that we maintain varies from time to time in both type and amount depending on cost, availability and our decisions regarding risk retention, and may be unavailable or insufficient to protect us against such losses.
Climate change, or legal or regulatory measures to address climate change, may negatively affect us.
Climate change resulting from increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere could present risks to our operations. Physical risk resulting from acute changes (such as hurricane, tornado, wildfire or flooding) or chronic changes (such as droughts, heat waves or sea level changes) in climate patterns can adversely impact our facilities and operations and disrupt our supply chains and distribution systems. Concern over climate change can also result in new or additional legal or regulatory requirements designed to reduce greenhouse gas emissions and/or mitigate the effects of climate change on the environment (such as taxation of, or caps on the use of, carbon-based energy). Any such new or additional legal or regulatory requirements may increase the costs associated with, or disrupt, sourcing, manufacturing and distribution of our products, which may adversely affect our business and financial statements. In addition, any failure to adequately address stakeholder expectations with respect to environmental, social and governance (“ESG”) matters may result in the loss of business, adverse reputational impacts, diluted market valuations and challenges in attracting and retaining customers and talented employees.

The manufacture of many of our products is a highly exacting and complex process, and if we directly or indirectly encounter problems manufacturing products, our business and financial statements could suffer.
The manufacture of many of our products is a highly exacting and complex process, due in part to strict regulatory requirements. Problems can arise during manufacturing for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials or components, cyber-attacks, natural disasters and environmental factors, and if not discovered before the product is released to market can result in recalls and product liability exposure. Because of the time required to approve and license certain regulated manufacturing facilities and other stringent regulations of the FDA and similar agencies regarding the manufacture of certain of our products, an alternative manufacturer is not always available on a timely basis to replace such production capacity. Any of these manufacturing problems could result in adverse impacts to our business and financial statements.
If we cannot adjust our manufacturing capacity or the purchases required for our manufacturing activities to reflect changes in market conditions and customer demand, our business and financial statements may suffer. In addition, our reliance upon sole or limited sources of supply for certain materials, components and services can cause production interruptions, delays and inefficiencies.
We purchase materials, components and equipment from third-parties for use in our manufacturing operations, including metallic-based components, electronic components, chemistries, OEM products, plastics and other petroleum-based products. Our profitability could be adversely impacted if we are unable to adjust our purchases to reflect changes in customer demand and market fluctuations, including those caused by seasonality or cyclicality. During a market upturn, suppliers from time to time extend lead times, limit supplies or increase prices. If we cannot purchase sufficient products at competitive prices and quality and on a timely enough basis to meet increasing demand, we may not be able to satisfy market demand, product shipments may be delayed, our costs may increase or we may breach our contractual commitments and incur liabilities. Please see “Item 1. Business—Materials” for a discussion of certain supply chain constraints we experienced in 2021. Conversely, in order to secure supplies for the production of products, we sometimes enter into noncancelable purchase commitments with vendors, which can impact our ability to adjust our inventory to reflect declining market demands. If demand for our products is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional charges and our business and financial statements may suffer.
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
Because we cannot always immediately adapt our production capacity and related cost structures to changing market conditions, at times our manufacturing capacity exceeds or falls short of our production requirements. Any or all of these problems can result in the loss of customers or cost inefficiencies, provide an opportunity for competing products to gain market acceptance and otherwise adversely affect our business and financial statements.
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

Our financial results are subject to fluctuations in the cost and availability of the supplies that we use in, and the labor we need for, our operations.
As discussed in “Item 1. Business—Materials,” our manufacturing and other operations employ a wide variety of components, raw materials and other commodities. Prices for and availability of these components, raw materials and other commodities, as well as for labor, have fluctuated significantly in the past. Please see “Item 1. Business—Materials” for a discussion of the supply chain and labor availability disruptions and constraints our businesses are currently facing, and the adverse impacts that we have incurred and may incur relating thereto. Any sustained interruption in the supply of, or increase in the cost of, key components, raw materials, other commodities and labor can adversely affect our business and financial statements. In addition, due to the highly competitive nature of the industries that we serve, the cost-containment efforts of our customers and the terms of certain contracts we are party to, when supply and labor prices rise we are not always able to pass along cost increases through higher prices for our products. If we are unable to fully recover higher supply and labor costs through price increases or offset these increases through cost reductions, or if there is a time delay between the increase in costs and our ability to recover or offset these costs, our margins and profitability could decline and our business and financial statements could be adversely affected.

Our success depends on our ability to recruit, retain and motivate talented employees representing diverse backgrounds, experiences and skill sets.
The market for highly skilled workers and leaders in our industries, particularly in the areas of science and technology, is extremely competitive. In addition, in 2021 a number of our businesses faced certain labor availability constraints and labor cost inflation. If we are less successful in our recruiting efforts, or if we cannot retain and motivate highly skilled workers and key leaders representing diverse backgrounds, experiences and skill sets, our business and financial statements may be adversely affected.
Our restructuring actions can have long-term adverse effects on our business and financial statements.
We have implemented significant restructuring activities across our businesses to adjust our cost structure, and we may engage in similar restructuring activities in the future. These restructuring activities and our regular ongoing cost reduction activities (including in connection with the integration of acquired businesses) reduce our available talent, assets and other resources and can slow improvements in our products and services, adversely affect our ability to respond to customers, limit our ability to increase production quickly if demand for our products increases and trigger adverse public attention. In addition, delays or failures in implementing planned restructuring activities or other productivity improvements, unexpected costs or failure to meet targeted improvements on the anticipated timeline or at all may diminish the expected operational or financial benefits from such actions. Any of the circumstances described above could adversely impact our business and financial statements.
Work stoppages, union and works council campaigns and other labor disputes could adversely impact our productivity and results of operations.
Certain of our U.S. and non-U.S. employees are subject to collective labor arrangements. We are subject to potential work stoppages, union and works council campaigns and other labor disputes that could adversely impact our business and financial statements.
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
Many of the markets we serve are technology-driven, and as a result intellectual property rights play a significant role in product development and differentiation. We own numerous patents, trademarks, copyrights, trade secrets and other intellectual property and licenses to intellectual property owned by others, which in aggregate are important to our business. The intellectual property rights that we obtain, however, are not always sufficiently broad and do not always provide us a significant competitive advantage, and patents may not be issued for pending or future patent applications owned by or licensed to us. In addition, the steps that we and our licensors have taken to maintain and protect our intellectual property do not always prevent it from being challenged, invalidated, circumvented, designed-around or becoming subject to compulsory licensing. In some circumstances, enforcement is not available to us because an infringer has a dominant intellectual property position or for other business reasons. We also rely on nondisclosure and noncompetition agreements with employees, consultants and other parties to protect, in part, trade secrets and other proprietary rights. There can be no assurance that these agreements adequately protect our trade secrets and other proprietary rights and will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information or that third-parties will not otherwise gain access to our trade secrets or other proprietary rights. Our failure to obtain or maintain intellectual property rights that convey competitive advantage and adequately protect our intellectual property; our failure to detect or prevent circumvention or unauthorized use of such property and the cost of enforcing our intellectual property rights each can adversely impact our business and financial statements.
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
•Governmental entities may adopt regulations or other requirements that give them rights to certain of our intellectual property, technology and/or proprietary information, such as through compulsory licensing or ownership restrictions or requirements;
•In certain countries, we do not have the same ability to enforce intellectual property rights as we do in the U.S.;
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
The U.S. government has certain rights with respect to incremental production capacity and/or the intellectual property we have developed using government financing.
Certain agencies of the U.S. government, such as the Biomedical Advanced Research and Development Authority (“BARDA”) within the U.S. Department of Health and Human Services, have agreed to finance an expansion of production capacity and/or the development of technology at certain of our businesses, and our businesses may enter into similar agreements in the future.

In consideration of this financing the U.S. government has certain rights, including rights with respect to the allocation of certain of the incremental production capacity associated with such expansion and/or rights in intellectual property produced with its financial assistance. Government rights in inventions conceived or reduced to practice under a government-funded program can include a nonexclusive, royalty-free worldwide license to practice or have practiced such inventions for any governmental purpose. In addition, the U.S. government has the right to require us or our licensors (as applicable) to grant licenses which would be exclusive under any of such inventions to a third-party if they determine that: (1) adequate steps have not been taken to commercialize such inventions in a particular field of use; (2) such action is necessary to meet public health or safety needs; or (3) such action is necessary to meet requirements for public use under federal regulations. Further, government rights include the right to use and disclose, without limitation, technical data relating to licensed technology that was developed in whole or in part at government expense.
We are required to comply with numerous laws and regulations relating to the administration and performance of our obligations under these agreements, including the Federal Acquisition Regulation (“FAR”) and agency-specific regulations supplemental to the FAR, business ethics and public integrity obligations, export and import control laws and regulations, and regulations and standards relating to our accounting practices. In addition, if the U.S. government terminates one or more of these contracts with us for its convenience, or if we default by failing to perform in accordance with the contract schedule and terms, a negative impact on our business and financial statements could result.
Financial and Tax Risks
Our outstanding debt has increased significantly as a result of acquisitions, and we may incur additional debt in the future. Our existing and future indebtedness may limit our operations and our use of our cash flow and negatively impact our credit ratings; and any failure to comply with the covenants that apply to our indebtedness could adversely affect our business and financial statements.
As of December 31, 2021, we had approximately $22.2 billion in outstanding indebtedness. In addition, we had the ability to incur approximately $2.2 billion of additional indebtedness in direct borrowings or under our outstanding commercial paper facilities based on the amounts available under our credit facilities that were not being used to backstop outstanding commercial paper balances. Our debt level and related debt service obligations (as well as the dividend obligations pursuant to our Series A and Series B Mandatory Convertible Preferred Stock (“MCPS”)) can have negative consequences, including (1) requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our debt (or dividends on our MCPS), which reduces the funds we have available for other purposes such as acquisitions and other investments; (2) reducing our flexibility in planning for or reacting to changes in our business and market conditions; and (3) exposing us to interest rate risk since a portion of our debt obligations are at variable rates.
If our credit ratings are downgraded or put on watch for a potential downgrade, we may not be able to sell additional debt securities or borrow money in the amounts, at the times or interest rates or upon the more favorable terms and conditions that might be available if our current credit ratings were maintained.
Our credit facilities and long-term debt obligations also impose certain restrictions on us, including certain restrictions on our ability to incur liens on our assets, and a requirement under our credit facilities to maintain a consolidated leverage ratio (the ratio of consolidated indebtedness to consolidated indebtedness plus shareholders’ equity) of 0.65 to 1.0 or less. If we breach any of these restrictions and cannot obtain a waiver from the lenders on favorable terms, subject to applicable cure periods, the outstanding indebtedness (and any other indebtedness with cross-default provisions) could be declared immediately due and payable, which would adversely affect our business and financial statements (including our liquidity). If we add new debt in the future, the risks described above would increase.
We may be required to recognize impairment charges for our goodwill and other intangible assets.
As of December 31, 2021, the net carrying value of our goodwill and other intangible assets totaled approximately $64.0 billion. In accordance with generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of our assets, changes in the structure of our business, divestitures, market capitalization declines, or increases in associated discount rates can impair our goodwill and other intangible assets. Any charges relating to such impairments adversely affect our financial statements in the periods recognized.
Foreign currency exchange rates can adversely affect our financial statements.
Sales and purchases in currencies other than the U.S. dollar expose us to fluctuations in foreign currencies relative to the U.S. dollar and may adversely affect our financial statements. Increased strength of the U.S. dollar increases the effective price of our products sold in U.S. dollars into other countries, which can adversely affect sales or require us to lower our prices.

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
We are subject to income taxes in the U.S. and in numerous non-U.S. jurisdictions. On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted. The TCJA significantly revised the U.S. federal corporate income tax law by, among other things, lowering the corporate income tax rate to 21.0%, implementing a quasi-territorial tax system, and imposing a one-time tax on unremitted cumulative non-U.S. earnings of non-U.S. subsidiaries (“Transition Tax”).
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
In addition, the amount of income taxes we pay is subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. tax authorities, such as the audits described in MD&A and the Company’s Consolidated Financial Statements. If audits result in payments or assessments different from our reserves, our results can be adversely affected. Any further changes to the tax system in the United States or in other jurisdictions (including changes in the taxation of non-U.S. income as further described below) could also adversely affect our financial statements.
Changes in tax law relating to multinational corporations could adversely affect our tax position.
The U.S. Congress, government agencies in non-U.S. jurisdictions where we do business, and the Organisation for Economic Co-operation and Development (“OECD”) have focused on issues related to the taxation of multinational corporations. One example is in the area of “base erosion and profit shifting,” for which the OECD has released several components of its comprehensive plan that have been adopted and expanded by many taxing authorities to address perceived tax abuse and inconsistencies between tax jurisdictions. As a result, the tax laws in the U.S. and other countries in which we do business could change on a prospective or retroactive basis, and any such changes could adversely affect our business and financial statements.
Legal, political, and economic uncertainty surrounding the exit of the United Kingdom from the EU could have an adverse effect on our business and financial statements.
The UK ceased to be a member state of the EU on January 31, 2020 (commonly referred to as “Brexit”), and the parties have agreed to and ratified a trade and cooperation agreement. Uncertainties remain regarding the application of the terms of the trade and cooperation agreement and the other potential impacts of Brexit, such as the impact of new or different laws and regulations as the UK replaces or replicates certain EU laws, and trade and tax impacts as the UK negotiates its own tax and trade treaties with countries around the world. The impacts from Brexit could adversely affect our business and financial statements. As of December 31, 2021, the Company had eight manufacturing facilities in the UK and the Company’s net investment in property, plant and equipment in the UK was $260 million. For the year ended December 31, 2021, less than 5% of our sales were derived from customers located in the UK, however, the impact of Brexit could also impact our business and financial statements outside the UK.
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

Legal, Regulatory, Compliance and Reputational Risks
Significant developments or changes in U.S. laws or policies can have an adverse effect on our business and financial statements.
Significant developments or changes in U.S. laws and policies, such as laws and policies governing non-U.S. trade, manufacturing, and development and investment in the territories and countries where we or our customers operate, or governing the health care system and drug prices, can adversely affect our business and financial statements. For example, in recent years the U.S. has increased tariffs on certain imported goods and trade tensions between the U.S. and China escalated, with each country imposing significant, additional tariffs on a wide range of goods imported from the other country. The U.S. and China could impose other types of restrictions such as limitations on government procurement or technology export restrictions, which could affect our access to markets. These factors have adversely affected, and in the future could further adversely affect, our business and financial statements.
Our business and financial statements can be impaired by improper conduct by any of our employees, agents or business partners.
We cannot provide assurance that our internal controls and compliance systems, including our Code of Conduct, always protect us from acts committed by employees, agents or business partners of ours (or of businesses we acquire or partner with) that violate laws, including the laws governing payments to government officials, bribery, fraud, kickbacks and false claims, pricing, sales and marketing practices, conflicts of interest, competition, employment practices and workplace behavior, export and import compliance, economic and trade sanctions, money laundering and data privacy. In particular, the U.S. Foreign Corrupt Practices Act, the UK Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business, and we operate in many parts of the world that have experienced governmental corruption to some degree. Any such improper actions or allegations of such acts could damage our reputation and subject us to civil or criminal investigations and related shareholder lawsuits, could lead to substantial civil and criminal, monetary and non-monetary penalties and could cause us to incur significant legal and investigatory fees. In addition, the government may seek to hold us liable for violations committed by companies in which we invest or that we acquire. We also rely on our suppliers to adhere to our Supplier Code of Conduct, and violations of such code of conduct could adversely affect our business and financial statements.
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
•We also have agreements to sell products and services to government entities and are subject to various statutes and regulations that apply to companies doing business with government entities (less than 5% of our 2021 sales were made to the U.S. federal government). The laws governing government contracts differ from the laws governing private contracts. For example, many government contracts contain pricing and other terms and conditions that are not applicable to private contracts. Our agreements with government entities are in some cases subject to termination, reduction or modification at the convenience of the government or in the event of changes in government requirements, reductions in federal spending and other factors, and we may underestimate our costs of performing under the contract. In certain cases, a governmental entity may require us to pay back amounts it has paid to us. Government contracts that have been awarded to us following a bid process can become the subject of a bid protest by a losing bidder, which could result in loss of the contract. We are also subject to investigation and audit for compliance with the requirements governing government contracts.
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
We are subject to or otherwise responsible for a variety of litigation and other legal and regulatory proceedings in the course of our business (or related to the business operations of previously owned entities), including claims or counterclaims for damages arising out of the use of products or services and claims relating to intellectual property matters, employment matters, tax matters, commercial disputes, breach of contract claims, competition and sales and trading practices, environmental matters, personal injury, insurance coverage, securities matters, fiduciary duties and acquisition or divestiture-related matters, as well as regulatory subpoenas, requests for information, investigations and enforcement. We also from time to time become subject to lawsuits as a result of acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, businesses divested by us or our predecessors. The types of claims made in lawsuits include claims for compensatory damages, punitive and consequential damages (and in some cases, treble damages) and/or injunctive relief. The defense of these lawsuits can divert our management’s attention, we from time to time incur significant expenses in defending these lawsuits, and we can be required to pay damage awards or settlements or become subject to equitable remedies that adversely affect our business and financial statements. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against such losses. Because most contingencies are resolved over long periods of time, new developments (including litigation developments, the discovery of new facts, changes in legislation and outcomes of similar cases), changes in assumptions or changes in the Company’s strategy in any given period can require us to adjust the loss contingency estimates that we have recorded in our financial statements, record estimates for liabilities or assets previously not susceptible of reasonable estimates or pay cash settlements or judgments. Any of these developments can adversely affect our business and financial statements in any particular period. We cannot assure you that our liabilities in connection with current and future litigation and other legal and regulatory proceedings will not exceed our estimates or adversely affect our financial statements and business. However, based on our experience, information and applicable law as of the date of this Annual Report, we do not believe that it is reasonably possible that any amounts we may be required to pay in connection with litigation and other legal and regulatory proceedings in excess of our reserves as of December 31, 2021 will have a material effect on our business or financial statements.
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
Certain of our products are medical devices and other products that are subject to regulation by the FDA, by other federal and state governmental agencies, by comparable agencies of other countries and regions, by certain accrediting bodies and by regulations governing hazardous materials and drugs-of-abuse (or the manufacture and sale of products containing any such materials). The global regulatory environment has become increasingly stringent and unpredictable. Several countries that did not have regulatory requirements for medical devices have established such requirements in recent years, and other countries have expanded, or plan to expand, their existing regulations. Please see “Item 1. Business—Regulatory Matters” for more information. Failure to meet these requirements can adversely impact our business and financial statements in the applicable geographies.
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
Government authorities may conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law. Failure to obtain required regulatory clearances or approvals before marketing our products (or before implementing modifications to or promoting additional indications or uses of our products), other violations of laws or regulations, failure to remediate inspectional observations to the satisfaction of these regulatory authorities, real or perceived efficacy or safety concerns or trends of adverse events with respect to our products (even after obtaining clearance for distribution) and unfavorable or inconsistent clinical data from existing or future clinical trials can lead to FDA Form 483 Inspectional Observations, warning letters, notices to customers, declining sales, loss of customers, loss of market share, remediation and increased compliance costs, recalls, seizures of adulterated or misbranded products, fines, expenses, injunctions, civil penalties, criminal penalties, consent decrees, administrative detentions, refusals to permit importations, partial or total shutdown of production facilities or the implementation of operating restrictions, narrowing of permitted uses for a product, refusal of the government to grant 510(k) clearance, suspension or withdrawal of approvals, pre-market notification rescissions and other adverse effects referenced under the risk factor titled “Our businesses are subject to extensive regulation; failure to comply with those regulations could adversely affect our business and financial statements.” Further, defending against any such actions can be costly and time-consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions brought against us, our business may be impaired. Ensuring that our operations and business arrangements with third parties comply with applicable laws and regulations also involves substantial costs.
Our products can be subject to human clinical trials, the results of which may be unexpected, or perceived as unfavorable by the market, and could adversely affect our business and financial statements.
As a part of the regulatory process of obtaining marketing clearance for certain new products and new indications for certain existing products, we conduct and participate in numerous clinical trials with a variety of study designs, patient populations and trial endpoints. Unexpected or inconsistent clinical data from existing or future clinical trials, or a regulator’s or the market’s perception of these clinical data, can adversely impact our ability to obtain product approvals, our position in, and share of, the markets in which we participate and our business and financial statements.

Off-label marketing of our products could result in substantial penalties.
The FDA strictly regulates the promotional claims that may be made about approved or cleared products. In particular, any clearances we may receive only permit us to market our products for the intended uses indicated on the labeling cleared by the FDA. We may request additional label indications for our current products, and the FDA may deny those requests outright, require additional performance or clinical data to support any additional indications or impose limitations on the intended use of any cleared products as a condition of clearance. If the FDA or any other federal, state or non-U.S. regulator determines that we have marketed our products for off-label use, we can be subject to exclusion from participation in government healthcare programs and the other adverse effects referenced under the risk factor titled “Certain of our businesses are subject to extensive regulation by the FDA and by comparable agencies of other countries, as well as laws regulating fraud and abuse in the healthcare industry and the privacy and security of health information. Failure to comply with those regulations could adversely affect our business and financial statements.” Any of these events could significantly harm our business and financial statements.
Certain modifications to our products may require new 510(k) clearances or other marketing authorizations and may require us to recall or cease marketing our products.
Once a medical device is permitted to be legally marketed in the United States pursuant to a 510(k) clearance or a premarket approval (“PMA”), a manufacturer may be required to notify the FDA of certain modifications to the device (similar requirements apply in other jurisdictions). Manufacturers determine in the first instance whether a change to a product requires a new 510(k) clearance or premarket submission, but the FDA may review any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances are necessary. We have made modifications to our products in the past and have determined based on our review of the applicable FDA regulations and guidance that in certain instances new 510(k) clearances or other premarket submissions were not required. We may make similar modifications or add additional features in the future that we believe do not require a new clearance or approval. If the FDA disagrees with our determinations and requires us to submit new 510(k) notifications or PMA applications, we may be required to cease marketing or to recall the modified product until we obtain clearance, and we may be subject to civil and criminal, monetary and non-monetary penalties and damage to our reputation.
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
In addition, we from time to time incur costs related to remedial efforts or alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices. We are also from time to time party to personal injury, property damage or other claims brought by private parties alleging injury or damage due to the presence of or exposure to hazardous substances. We can also become subject to additional remedial, compliance or personal injury costs due to future events such as changes in existing laws or regulations, changes in agency direction or enforcement policies, developments in remediation technologies, changes in the conduct of our operations and changes in accounting rules. For additional information regarding these risks, refer to the Consolidated Financial Statements included in this Annual Report. We cannot assure you that our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our reputation and financial statements or that we will not be subject to additional claims for personal injury or remediation in the future based on our past, present or future business activities. However, based on the information we have as of the date of this Annual Report we do not believe that it is reasonably possible that any amounts we may be required to pay in connection with environmental matters in excess of our reserves as of December 31, 2021, will have a material effect on our business or financial statements.
Changes in governmental regulations can reduce demand for our products or services or increase our expenses.
We compete in markets in which we and our customers must comply with supranational, federal, state, local and other jurisdictional regulations, such as regulations governing health and safety, the environment, food and drugs and privacy. We develop, configure and market our products and services to meet customer needs created by these regulations. These regulations are complex, change frequently, have tended to become more stringent over time and may be inconsistent across jurisdictions. Any significant change in any of these regulations (or in the interpretation or application thereof) can reduce demand for, increase our costs of producing or delay the introduction of new or modified products and services, or restrict our existing activities, products and services. For example, a number of our products and services are marketed to the pharmaceutical and related industries for use in discovering and developing drugs and therapies. Changes in the FDA’s regulation of the drug discovery and development process can have an adverse effect on the demand for these products and services. In addition, in certain of our markets our growth depends in part upon the introduction of new regulations. In these markets, the delay or failure of governmental and other entities to adopt or enforce new regulations, the adoption of new regulations which our products and services are not positioned to address or the repeal of existing regulations, can adversely affect demand. In addition, regulatory deadlines can result in substantially different levels of demand for our products and services from period-to-period.
Exclusive forum provisions in our By-laws could limit our stockholders’ ability to choose their preferred judicial forum for disputes with us or our directors, officers or employees.
Our Amended and Restated By-laws (the “By-laws”) provide that unless the Company selects or consents to the selection of an alternative forum, the sole and exclusive forum for any complaint asserting any internal corporate claims, to the fullest extent permitted by law and subject to applicable jurisdictional requirements, will be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have, or declines to accept, jurisdiction, another state court or a federal court located within the State of Delaware) (collectively, “Delaware Courts”). Current and former stockholders are deemed to have consented to the personal jurisdiction of the Delaware Courts in connection with any action to enforce such exclusive forum provision and to service of process in any such action. These provisions of the By-laws are not a waiver of, and do not relieve anyone of duties to comply with, federal securities laws including those specifying the exclusive jurisdiction of federal courts under the Exchange Act and concurrent jurisdiction of federal and state courts under the Securities Act of 1933, as amended. To the extent that the exclusive forum provisions of our By-laws limit a current or former stockholder’s ability to select a judicial forum other than the Delaware Courts, they might discourage the specified legal actions, might cause current or former stockholders to incur additional litigation-related expenses and might result in outcomes unfavorable to current or former stockholders. Alternatively, a court might determine that these provisions of the By-laws are inapplicable or unenforceable in any particular action, in which case we may incur additional litigation-related expenses in such action, and the action may result in outcomes unfavorable to us, which could have an adverse impact on our business and financial statements.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
As of December 31, 2021, the Company had facilities in over 60 countries, including approximately 247 significant administrative, sales, research and development, manufacturing and distribution facilities. 91 of these facilities are located in the United States in over 20 states and 156 are located outside the United States, primarily in Europe and to a lesser extent in Asia, South America, the rest of North America and Australia. Refer to the Consolidated Financial Statements included in this Annual Report for additional information with respect to the Company’s lease commitments.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Set forth below are the names, ages, positions and experience of Danaher’s executive officers as of February 4, 2022. All of Danaher’s executive officers hold office at the pleasure of Danaher’s Board of Directors. Unless otherwise stated, the positions indicated are Danaher positions.

Name	Age	Position	Officer Since
Steven M. Rales	70	Chairman of the Board	1984
Mitchell P. Rales	65	Chairman of the Executive Committee	1984
Rainer M. Blair	57	President and Chief Executive Officer	2014
Matthew R. McGrew	50	Executive Vice President and Chief Financial Officer	2019
Jennifer L. Honeycutt	52	Executive Vice President	2021
Joakim Weidemanis	52	Executive Vice President	2017
Brian W. Ellis	55	Senior Vice President – General Counsel	2016
Jose-Carlos Gutierrez-Ramos	59	Senior Vice President – Chief Science Officer	2020
William H. King	54	Senior Vice President – Strategic Development	2005
Angela S. Lalor	56	Senior Vice President – Human Resources	2012
Daniel A. Raskas	55	Senior Vice President – Corporate Development	2004
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
Rainer M. Blair has served as President and Chief Executive Officer since September 2020, after serving as Executive Vice President from January 2017 to August 2020.
Matthew R. McGrew has served as Executive Vice President and Chief Financial Officer since January 2019, after serving as Group CFO of Danaher from 2012 until December 2018.
Jennifer L. Honeycutt has served as Executive Vice President since January 2021 after serving as Vice President – Group Executive from May 2019 until December 2020 and President of Danaher’s Pall business from January 2017 until April 2019.
Joakim Weidemanis has served as Executive Vice President since December 2017 after serving as Vice President – Group Executive from March 2014 until December 2017.
Brian W. Ellis has served as Senior Vice President – General Counsel since joining Danaher in January 2016.
Jose-Carlos Gutierrez-Ramos has served as Senior Vice President – Chief Science Officer since joining Danaher in December 2020. Prior to joining Danaher, Dr. Gutierrez-Ramos served as Vice President-Drug Discovery for AbbVie, Inc., a biopharmaceutical company, from January 2020 to December 2020; as President and CEO of Repertoire Immune Medicines, a biotechnology company, from August 2018 until January 2020; and as President and CEO of Synlogic, Inc., a biopharmaceutical company, from August 2015 until August 2018.
William H. King has served as Senior Vice President – Strategic Development since 2014.
Angela S. Lalor has served as Senior Vice President – Human Resources since joining Danaher in 2012.
Daniel A. Raskas has served as Senior Vice President – Corporate Development since 2010.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the symbol DHR. As of February 4, 2022, there were 2,343 holders of record of Danaher’s common stock.
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
Except in connection with the Envista Split-Off in 2019, neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during 2021, 2020 or 2019.
Recent Issuances of Unregistered Securities
None

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide material information relevant to an assessment of Danaher’s financial condition and results of operations, including an evaluation of the amounts and certainty of cash flows from operations and from outside sources. The MD&A is designed to focus specifically on material events and uncertainties known to management that are reasonably likely to cause reported financial information not to be necessarily indicative of future operating results or of future financial condition. This includes descriptions and amounts of matters that have had a material impact on reported operations, as well as matters that are reasonably likely based on management’s assessment to have a material impact on future operations. The Company’s MD&A is divided into five sections:
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Estimates
•New Accounting Standards
This discussion and analysis should be read together with Danaher’s audited financial statements and related Notes thereto as of December 31, 2021 and 2020 and for each of the three years in the period ended December 31, 2021 included in this Annual Report. Management's discussion and analysis of financial condition and results of operations for 2019 is included in Item 7 of the Company’s Annual Report on Form 10-K with respect to the year ended December 31, 2020 filed with the Securities and Exchange Commission and should be referred to for information regarding this period.
Unless otherwise indicated, all financial results in this report refer to continuing operations.
OVERVIEW
General
Refer to “Item 1. Business—General” for a discussion of Danaher’s strategic objectives and methodologies for delivering long-term shareholder value. Danaher is a multinational business with global operations. During 2021, approximately 62% of Danaher’s sales were derived from customers outside the United States. As a diversified, global business, Danaher’s operations are affected by worldwide, regional and industry-specific economic and political factors. Danaher’s geographic and industry diversity, as well as the range of its products and services, help limit the impact of any one industry or the economy of any single country on its consolidated operating results. The Company’s individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.
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
Business Performance
Consolidated revenues for the year ended December 31, 2021 increased 32.0% as compared to 2020. Foreign currency exchange rates contributed 1.5% and acquisitions contributed 7.5% to the increase in revenues in 2021. Core sales increased 23.0% in 2021 compared to 2020 and core sales including Cytiva increased 25.0% in 2021 compared to 2020 (for the definition of “core sales” and “core sales including Cytiva” refer to “—Results of Operations” below). While differences exist among the

Company’s businesses, on an overall basis, demand for the Company’s products and services increased on a year-over-year basis in 2021 as compared to 2020, and together with the Company’s continued investments in sales growth initiatives and the other business-specific factors contributed to the core sales growth discussed below. As the conditions related to the pandemic improved in many geographies in 2021 compared to 2020, the Company generally experienced increased demand in the end-markets it serves. In addition to the improving pandemic conditions, development and production related to COVID-19 vaccines and therapeutics among biotechnology and pharmaceutical customers continued to generate strong demand for bioprocessing and genomic products in the Company’s Life Sciences segment and COVID-19 related testing generated strong demand primarily in the Company’s molecular diagnostics testing business in the Diagnostics segment and in the Company’s flow cytometry, genomics, lab automation, centrifugation, particle counting and characterization business and the genomics consumables business in the Life Sciences segment. Geographically, both high-growth and developed markets contributed to year-over-year core sales growth during 2021. Core sales in developed markets grew more than 20% in 2021 as compared to 2020 and were driven by North America and Western Europe. Core sales in high-growth markets grew approximately 30% in 2021 as compared to 2020, with broad-based growth across these markets, led by growth in China. High-growth markets represented approximately 31% of the Company’s total sales in 2021.
The Company’s net earnings from continuing operations for the year ended December 31, 2021 totaled approximately $6.3 billion, compared to approximately $3.6 billion for the year ended December 31, 2020. Net earnings attributable to common stockholders for the year ended December 31, 2021 totaled approximately $6.3 billion or $8.61 per diluted common share compared to approximately $3.5 billion or $4.89 per diluted common share for the year ended December 31, 2020. The increase in net earnings in 2021 as compared to 2020 was driven by increased sales in the Company’s existing businesses and sales from acquired businesses, partially offset by the impact of the modification and partial termination of a prior commercial arrangement and resolution of the associated litigation. Refer to “—Results of Operations” for further discussion of the year-over-year changes in net earnings and diluted net earnings per common share for the year ended December 31, 2021.
For a discussion of the impact of supply chain disruptions, labor availability constraints and increased labor costs on our businesses in 2021, please see “Item 1. Business – Materials.”
The COVID-19 Pandemic
The global spread of a novel strain of coronavirus (COVID-19) has led to unprecedented restrictions on, and disruptions in, business and personal activities, including as a result of preventive and precautionary measures that we, other businesses, our communities and governments have taken and are taking to mitigate the spread of the virus and to manage its impact. The Company continues to actively monitor the pandemic, including the current spread of certain variants of the virus, and has taken and intends to continue taking steps to identify and seek to mitigate the adverse impacts on, and risks to, the Company’s business (including but not limited to its employees, customers, business partners, manufacturing capabilities and capacity, and supply and distribution channels) posed by the spread of COVID-19 and the governmental and community responses thereto. The Company’s businesses have activated their business continuity plans as a result of this pandemic, including taking steps in an effort to help keep our workforce healthy and safe, and are assessing and updating those plans on an ongoing basis. As a result of COVID-19 the Company’s businesses have modified certain of their respective business practices, and the Company expects to take such further actions as may be required by government authorities or as determined to be in the best interests of our employees, customers and other business partners. The Company has developed and is implementing return-to-workplace protocols designed to help ensure the health and safety of its employees, customers and business partners, for its businesses to apply as appropriate. Given that the prevalence of COVID-19 and the nature of the response thereto (including the degree to which restrictions are being relaxed or re-imposed) varies significantly by geography, the impact of the pandemic on the Company’s different business locations around the world at any given time also varies significantly.
We are also deploying our capabilities, expertise and scale to address the critical health needs related to COVID-19. We have developed and made available diagnostic tests for the rapid detection of COVID-19. In addition, our businesses are providing critical support to firms that are developing and producing vaccines and therapies for COVID-19, among other support.
While we expect overall demand for the Company’s COVID-19 related products to moderate as and to the extent the pandemic subsides, as the pandemic evolves toward endemic status we believe a level of demand for the Company’s products that support COVID-19 related vaccines and therapeutics (including initiatives that seek to prevent or mitigate similar, future pandemics) and COVID-19 testing will continue. However, on a relative basis, we expect the level of ongoing demand for products supporting COVID-19 testing will be subject to more fluctuations in demand than the level of demand for products supporting COVID-19 related vaccines and therapeutics. The Company’s ability to satisfy COVID-19 related demand will also depend in part upon the expansion of our production capacity in these areas.
Due to the speed with which the COVID-19 situation continues to evolve, the global breadth of its spread, the range of governmental and community responses thereto and our geographic and business line diversity, its further impact on our business remains highly uncertain, but may be materially negative to certain elements of our business. The potential negative impact will depend on future developments including but not limited to:
•the degree of spread and severity of COVID-19 variants such as Omicron; and
•the timing and durability of continued recovery in the global demand for our non-COVID-19 related products and services.
For additional information on the risks of COVID-19 to the Company’s operations, refer to the “Item 1A. Risk Factors” section of this Annual Report.
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
In addition to the Aldevron Acquisition, during 2021 the Company acquired 13 other businesses for total consideration of approximately $1.4 billion in cash, net of cash acquired. The businesses acquired complement existing units of each of the Company’s three segments. The aggregate annual sales of the 13 other businesses acquired in 2021 at the time of their acquisition, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $100 million.
Refer to Note 2 to the Consolidated Financial Statements for discussion regarding the Company’s acquisitions.

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
References to sales or operating profit attributable to acquisitions or acquired businesses refer to sales or operating profit, as applicable, from acquired businesses recorded prior to the first anniversary of the acquisition less any sales and operating profit, during the applicable period, attributable to divested product lines not considered discontinued operations; provided that in calculating core sales including Cytiva, Cytiva’s sales (net of the sales of the Company product lines divested in 2020 to obtain regulatory approval to acquire Cytiva, or the “divested product lines”) (“Cytiva sales”) are excluded from the definition of sales attributable to acquisitions or acquired businesses. The portion of revenue attributable to currency translation is calculated as the difference between:
•the period-to-period change in revenue (excluding sales from acquired businesses (as defined above, as applicable)); and
•the period-to-period change in revenue (excluding sales from acquired businesses (as defined above, as applicable)) after applying current period foreign exchange rates to the prior year period.
As noted above, beginning with results for the second quarter of 2020, the Company also presents core sales on a basis that includes Cytiva sales. Prior to the acquisition of Cytiva, Danaher calculated core sales solely on a basis that excluded sales from acquired businesses recorded prior to the first anniversary of the acquisition. However, given Cytiva’s significant size and historical core sales growth rate, in each case compared to Danaher’s existing businesses, management believes it is appropriate to also present core sales on a basis that includes Cytiva sales. Management believes this presentation provides useful information to investors by demonstrating beginning immediately after the acquisition Cytiva’s impact on the Company’s growth profile, rather than waiting to demonstrate such impact until 12 months after the acquisition when Cytiva would normally have been included in Danaher’s core sales calculation. Danaher calculates period-to-period core sales growth including Cytiva by adding Cytiva sales to core sales for both the baseline and current periods. Beginning in the second quarter of 2021, Cytiva sales are included in core sales, and therefore the measure “core sales including Cytiva” is no longer provided for quarterly periods beginning with the second quarter of 2021.
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
Core Sales Growth and Core Sales Growth Including Cytiva

	2021 vs. 2020	2020 vs. 2019
Total sales growth (GAAP)	32.0%	24.5%
Impact of:
Acquisitions/divestitures	(7.5)%	(18.0)%
Currency exchange rates	(1.5)%	—%
Core sales growth (non-GAAP)	23.0%	6.5%
Impact of Cytiva sales growth (net of divested product lines)	2.0%	3.0%
Core sales growth including Cytiva (non-GAAP)	25.0%	9.5%
2021 Sales Compared to 2020
Total sales increased 32.0% on a year-over-year basis in 2021 primarily as a result of an increase in core sales resulting from the factors discussed below by segment as well as an increase in sales from acquired businesses, net of divestitures, primarily due to the acquisition of Cytiva. The impact of currency translation increased reported sales by 1.5% on a year-over-year basis in 2021 primarily due to the favorable impact of the weakening of the U.S. dollar against most other major currencies in 2021.
Operating Profit Performance
Operating profit margins were 25.3% for the year ended December 31, 2021 as compared to 19.0% in 2020. The following factors impacted year-over-year operating profit margin comparisons.
2021 vs. 2020 operating profit margin comparisons were favorably impacted by:
•Higher 2021 core sales volumes, an increased proportion of sales of higher margin product lines, incremental year-over-year cost savings associated with continuing productivity improvement initiatives and the impact of foreign currency exchange rates in 2021, net of incremental year-over-year costs associated with various new product development and sales, service and marketing growth investments and incremental year-over-year material and labor costs - 560 basis points
•2020 acquisition-related fair value adjustments to inventory and deferred revenue, transaction costs deemed significant and integration preparation costs, net of 2021 acquisition-related fair value adjustments to inventory and deferred revenue in each case related to the acquisition of Cytiva - 210 basis points.
•The incremental accretive effect in 2021 of acquired businesses, net of product line dispositions which did not qualify as discontinued operations - 60 basis points

•First quarter 2020 impairment charges related to a facility in the Diagnostics segment and a trade name and other intangible assets in the Environmental & Applied Solutions segment and a third quarter 2020 impairment charge related to trade names in the Environmental & Applied Solutions segment, net of a first quarter 2021 impairment charge related to a trade name in the Diagnostics segment - 5 basis points
2021 vs. 2020 operating profit margin comparisons were unfavorably impacted by:
•Third quarter 2021 impact of the modification and partial termination of a prior commercial arrangement and resolution of the associated litigation - 185 basis points
•Full year 2021 acquisition-related fair value adjustments to inventory and transaction costs deemed significant, in each case related to the acquisition of Aldevron - 20 basis points

Business Segments
Sales by business segment for the years ended December 31 are as follows ($ in millions):

	2021	2020	2019
Life Sciences	$14,958	$10,576	$6,951
Diagnostics	9,844	7,403	6,561
Environmental & Applied Solutions	4,651	4,305	4,399
Total	$29,453	$22,284	$17,911
For information regarding the Company’s sales by geographical region, refer to Note 5 to the Consolidated Financial Statements.

LIFE SCIENCES
The Life Sciences segment offers a broad range of instruments and consumables that are primarily used by customers to study the basic building blocks of life, including genes, proteins, metabolites and cells, in order to understand the causes of disease, identify new therapies, and test and manufacture new drugs and vaccines.
Life Sciences Selected Financial Data

	Year Ended December 31
($ in millions)	2021	2020	2019
Sales	$14,958	$10,576	$6,951
Operating profit	4,367	2,054	1,401
Depreciation	258	183	130
Amortization of intangible assets	1,183	870	357
Operating profit as a % of sales	29.2%	19.4%	20.2%
Depreciation as a % of sales	1.7%	1.7%	1.9%
Amortization as a % of sales	7.9%	8.2%	5.1%
Core Sales Growth and Core Sales Growth Including Cytiva

	2021 vs. 2020	2020 vs. 2019
Total sales growth (GAAP)	41.5%	52.0%
Impact of:
Acquisitions/divestitures	(16.5)%	(46.5)%
Currency exchange rates	(2.0)%	—%
Core sales growth (non-GAAP)	23.0%	5.5%
Impact of Cytiva sales growth (net of divested product lines)	4.5%	7.5%
Core sales growth including Cytiva (non-GAAP)	27.5%	13.0%

2021 Sales Compared to 2020
Price increases in the segment contributed 2.0% to sales growth on a year-over-year basis during 2021 as compared with 2020 and are reflected as a component of the change in core revenue growth.
During 2021, total Life Sciences segment sales increased 41.5% primarily as a result of increased core sales resulting from the factors discussed below and increased sales from acquisitions. In addition, the impact of currency translation increased reported sales by 2.0% in 2021 compared to 2020, primarily due to the favorable impact of the weakening of the U.S. dollar in 2021 compared to 2020. On an overall basis, in 2021 the Life Sciences segment saw continued strong demand for products supporting customers in the pursuit and production of COVID-19-related vaccines and therapeutics as well as broad strength across its other product lines. In 2021, core sales for the filtration, separation and purification technologies business increased compared to 2020 due to strong demand for these products led by the biopharmaceutical and the microelectronics end-markets, partially offset by weaker demand in the aerospace end-market. Geographically, core sales for the business were led by North America, Western Europe and China. Core sales for the Company’s flow cytometry, genomics, lab automation, centrifugation, particle counting and characterization business increased in 2021 across all major geographies, led by North America and Western Europe. Core sales for the business were driven by demand earlier in the year for genomic sample preparation consumables related to COVID-19 as well as demand for flow cytometry products. Core sales in the mass spectrometry business increased in 2021 across all major end-markets driven in part by demand for new products. Geographically, demand for these products increased across all major geographies, led by North America, Western Europe and China.
The acquisitions of Cytiva on March 31, 2020 (the “Cytiva Acquisition”) and Aldevron on August 30, 2021 have provided, and are expected to continue to provide, additional sales and earnings growth opportunities for the Company’s Life Sciences segment by expanding the business’ geographic and product line diversity, including new product and service offerings that complement the Company’s bioprocessing workflow and genomic medicine solutions. In 2021, Cytiva experienced significant increased year-over-year demand across all major geographies, driven by continued strong demand for instruments and consumables used in the research and development and production of COVID-19 related treatments and vaccines and increased demand for non-COVID 19 related products as well as by the completion of a major project in China. Since acquisition, Aldevron has seen sales growth in all major product lines compared to the prior year period.
Operating Profit Performance
Operating profit margins increased 980 basis points during 2021 as compared to 2020. The following factors impacted year-over-year operating profit margin comparisons.
2021 vs. 2020 operating profit margin comparisons were favorably impacted by:
•Higher 2021 core sales volumes, an increased proportion of sales of higher margin product lines, incremental year-over-year cost savings associated with continuing productivity improvement initiatives and the impact of foreign currency exchange rates in 2021, net of incremental year-over-year costs associated with various new product development and sales and marketing growth investments and incremental year-over-year material and labor costs - 500 basis points
•2020 acquisition-related fair value adjustments to inventory and deferred revenue, transaction costs deemed significant and integration preparation costs, net of 2021 acquisition-related fair value adjustments to inventory and deferred revenue in each case related to the acquisition of Cytiva - 440 basis points
•The incremental accretive effect in 2021 of acquired businesses, net of product line dispositions which did not qualify as discontinued operations - 80 basis points
2021 vs. 2020 operating profit margin comparisons were unfavorably impacted by:
•Full year 2021 acquisition-related fair value adjustments to inventory and transaction costs deemed significant, in each case related to the acquisition of Aldevron - 40 basis points
Depreciation and amortization of intangible assets as a percentage of sales were relatively consistent in 2021 as compared with 2020.

DIAGNOSTICS
The Diagnostics segment offers clinical instruments, reagents, consumables, software and services that hospitals, physicians’ offices, reference laboratories and other critical care settings use to diagnose disease and make treatment decisions.

Diagnostics Selected Financial Data

	Year Ended December 31
($ in millions)	2021	2020	2019
Sales	$9,844	$7,403	$6,561
Operating profit	2,313	1,538	1,134
Depreciation	409	397	376
Amortization of intangible assets	205	205	206
Operating profit as a % of sales	23.5%	20.8%	17.3%
Depreciation as a % of sales	4.2%	5.4%	5.7%
Amortization as a % of sales	2.1%	2.8%	3.1%
Core Sales Growth

	2021 vs. 2020	2020 vs. 2019
Total sales growth (GAAP)	33.0%	13.0%
Impact of:
Acquisitions/divestitures	(0.5)%	—%
Currency exchange rates	(1.5)%	0.5%
Core sales growth (non-GAAP)	31.0%	13.5%
2021 Sales Compared to 2020
Price increases in the segment contributed 0.5% to sales growth on a year-over-year basis during 2021 as compared with 2020 and are reflected as a component of the change in core sales growth.
During 2021, total Diagnostics segment sales increased 33.0% primarily as a result of increased core sales resulting from the factors discussed below. In addition, the impact of currency translation increased reported sales by 1.5%, primarily due to the favorable impact of the weakening of the U.S. dollar in 2021 compared to 2020, and the impact of sales from acquisitions increased reported sales by 0.5% in 2021. During 2021, the Diagnostics segment experienced higher year-over-year sales for molecular diagnostics tests for COVID-19. Demand across the other Diagnostics segment businesses also increased with non-COVID product lines testing volumes improving as individuals resumed visits to healthcare providers following the easing of shutdowns and restrictions related to the pandemic. In 2021, core sales in the segment’s clinical lab business increased on a year-over-year basis across all major geographies driven primarily by continued increased demand in the chemistry and immunoassay product lines. During 2021, core sales in the molecular diagnostics business grew on a year-over-year basis in both developed and high-growth markets, which contributed significantly to overall segment core sales growth. The business continued to experience strong growth in sales of consumables, driven primarily by increased sales of diagnostic test solutions for COVID-19, as increased production capacity allowed the business to produce more diagnostic tests in response to continued market growth, and higher year-over-year demand for testing for non-respiratory diseases. Core sales in the acute care diagnostic business increased year-over-year due to continued strong demand for blood gas consumables and immunoassay products, partially offset by lower year-over-year instrument sales largely due to strong COVID-19 related demand for blood gas instruments in 2020. Geographically, demand was strong across most major geographies. Core sales in the pathology business grew year-over-year across all major geographies, driven by increased demand for core histology, advanced staining and pathology imaging products.
Operating Profit Performance
Operating profit margins increased 270 basis points during 2021 as compared to 2020. The following factors impacted year-over-year operating profit margin comparisons.
2021 vs. 2020 operating profit margin comparisons were favorably impacted by:
•Higher 2021 core sales volumes, an increased proportion of sales of higher margin product lines, incremental year-over-year cost savings associated with continuing productivity improvement initiatives and the impact of foreign currency exchange rates in 2021, net of incremental year-over-year costs associated with various new product development, sales, service and marketing growth investments and incremental year-over-year material and labor costs - 810 basis points
•The incremental accretive effect in 2021 of acquired businesses - 20 basis points

2021 vs. 2020 operating profit margin comparisons were unfavorably impacted by:
•Third quarter 2021 impact of the modification and partial termination of a prior commercial arrangement and resolution of the associated litigation - 555 basis points
•First quarter 2021 impairment charge related to a trade name, net of a first quarter 2020 impairment charge related to a facility - 5 basis points
Depreciation and amortization of intangible assets both decreased as a percentage of sales during 2021 as compared with 2020, primarily as a result of the increase in sales.

ENVIRONMENTAL & APPLIED SOLUTIONS
The Environmental & Applied Solutions segment offers products and services that help protect precious resources and keep global food and water supplies safe. The Company’s water quality business provides instrumentation, consumables, software, services and disinfection systems to help analyze, treat and manage the quality of ultra-pure, potable, industrial, waste, ground, source and ocean water in residential, commercial, municipal, industrial and natural resource applications. The Company’s product identification business provides instruments, software, services and consumables for various color and appearance management, packaging design and quality management, packaging converting, printing, marking, coding and traceability applications for consumer, pharmaceutical and industrial products.
Environmental & Applied Solutions Selected Financial Data

	Year Ended December 31
($ in millions)	2021	2020	2019
Sales	$4,651	$4,305	$4,399
Operating profit	1,054	979	1,052
Depreciation	44	47	49
Amortization of intangible assets	62	63	62
Operating profit as a % of sales	22.7%	22.7%	23.9%
Depreciation as a % of sales	0.9%	1.1%	1.1%
Amortization as a % of sales	1.3%	1.5%	1.4%
Core Sales Growth (Decline)

	2021 vs. 2020	2020 vs. 2019
Total sales growth (decline) (GAAP)	8.0%	(2.0)%
Impact of:
Acquisitions/divestitures	1.5%	—%
Currency exchange rates	(1.5)%	0.5%
Core sales growth (decline) (non-GAAP)	8.0%	(1.5)%
2021 Sales Compared to 2020
Price increases in the segment contributed 1.5% to sales growth on a year-over-year basis during 2021 as compared with 2020 and are reflected as a component of the change in core revenue growth.
In 2021, total Environmental & Applied Solutions segment sales increased 8.0%, primarily as a result of core sales growth driven by the factors discussed below. The impact of currency translation increased reported sales 1.5% in 2021, primarily due to the favorable impact of the weakening of the U.S. dollar in 2021 compared to 2020. Divestitures, net of acquisitions, decreased reported sales by 1.5% in 2021.
On an overall basis, in 2021 the segment’s water quality businesses increased at a mid-single digit rate due to continuing demand for consumables and increased demand for equipment on a year-over-year basis, driven in part by the recovery from the decline in equipment demand in 2020 as a result of the COVID-19 pandemic. Year-over-year core sales in the analytical instrumentation product line increased driven by demand in North America, Western Europe and China and by demand in the municipal and industrial end-markets. Core sales in the chemical treatment solutions product line increased as a result of demand in the chemical, commercial and industry and food and beverage end-markets, driven by North America.

The segment’s product identification businesses grew at a low-double digit rate due to continued demand for consumables along with an increase in demand for equipment, driven in part by the recovery from lower equipment volumes in 2020 resulting from the COVID-19 pandemic. Core sales in the marking and coding business increased across all major geographies and most major end-markets. Year-over-year core sales in the packaging and color solutions products and services business increased across most major geographies.
Operating Profit Performance
Operating profit margins were flat during 2021 as compared to 2020. The following factors impacted year-over-year operating profit margin comparisons.
2021 vs. 2020 operating profit margin comparisons were favorably impacted by:
•Impairment charges related to a trade name and other intangible assets in the first quarter of 2020 and a trade name in the third quarter of 2020 - 45 basis points
2021 vs. 2020 operating profit margin comparisons were unfavorably impacted by:
•Incremental year-over-year costs associated with sales, service and marketing growth investments and incremental year-over-year material and labor costs, net of higher 2021 core sales volumes, incremental year-over-year cost savings associated with continuing productivity improvement initiatives and the impact of foreign currency exchange rates in 2021 - 45 basis points

COST OF SALES AND GROSS PROFIT

	Year Ended December 31
($ in millions)	2021	2020	2019
Sales	$29,453	$22,284	$17,911
Cost of sales	(11,501)	(9,809)	(7,927)
Gross profit	$17,952	$12,475	$9,984
Gross profit margin	61.0%	56.0%	55.7%
The year-over-year increase in cost of sales during 2021 as compared with 2020 was due primarily to the impact of higher year-over-year sales volumes, including sales volumes from recently acquired businesses and incremental year-over-year material and labor costs. This increase was partially offset by lower incremental year-over-year acquisition-related charges associated with fair value adjustments to inventory in connection with acquisitions (the acquisition of Aldevron in 2021 and Cytiva in 2020), which increased cost of sales by $59 million in 2021 and $457 million in 2020.
The year-over-year increase in gross profit margin during 2021 as compared with 2020 was due primarily to higher year-over-year sales volumes, including sales volumes from recently acquired businesses and the impact of the change in mix of sales to higher margin product lines. The acquisition-related charges of $76 million incurred in 2021 associated with fair value adjustments to deferred revenue related to the Cytiva Acquisition and fair value adjustments to inventory in connection with the acquisitions of both Aldevron and Cytiva, were lower than the $509 million of fair value adjustments to deferred revenue and inventory recorded in 2020 related to the Cytiva Acquisition, which also contributed to the increased gross profit margin in 2021. Gross profit margin also benefited in 2021 from the inclusion of a full year of Cytiva sales compared to only nine months in 2020.

OPERATING EXPENSES

	Year Ended December 31
($ in millions)	2021	2020	2019
Sales	$29,453	$22,284	$17,911
Selling, general and administrative (“SG&A”) expenses	(8,198)	(6,896)	(5,589)
Research and development (“R&D”) expenses	(1,742)	(1,348)	(1,126)
Other operating expenses	(547)	—	—
SG&A as a % of sales	27.8%	30.9%	31.2%
R&D as a % of sales	5.9%	6.0%	6.3%
Other operating expenses as a % of sales	1.9%	—%	—%

SG&A expenses as a percentage of sales declined 310 basis points on a year-over-year basis for 2021 compared with 2020. The decline was driven by the benefit of increased leverage of the Company’s general and administrative cost base, including amortization expense, resulting from higher 2021 sales volumes, including sales volumes from recently acquired businesses, incremental year-over-year cost savings associated with continuing productivity improvement initiatives and lower year-over-year impairment charges related to a facility, a trade name and other intangible assets incurred in 2020, net of impairment charges related to a trade name in 2021. The Company’s 2021 transaction costs for the acquisition of Aldevron were lower than 2020 transaction costs for the acquisition of Cytiva, which also benefited SG&A as a percentage of sales during 2021. These decreases were partially offset by continued investments in sales and marketing growth initiatives in 2021.
R&D expenses (consisting principally of internal and contract engineering personnel costs) as a percentage of sales declined slightly in 2021 as compared with 2020, primarily due to the sales growth rate exceeding the spending growth related to new product development initiatives.
Other operating expenses and other operating expenses as a percentage of sales increased in 2021 compared with 2020 as a result of the contract settlement expense related to the modification and partial termination of a prior commercial arrangement and resolution of the associated litigation during 2021. Refer to Note 8 to the accompanying Consolidated Financial Statements.

NONOPERATING INCOME (EXPENSE)
Nonoperating income (expense) consists primarily of net unrealized and realized gains/losses resulting from changes in the fair value of the Company’s investments in equity securities and investments in partnerships, the non-service cost components of net periodic benefit costs and gains on the sale of product lines. Refer to Note 9 in the Consolidated Financial Statements.

LOSS ON EARLY EXTINGUISHMENT OF BORROWINGS
In the fourth quarter of 2021, the Company redeemed the €800 million aggregate principal amount of 2.5% senior unsecured notes due 2025 at a redemption price equal to the outstanding principal amount and a make-whole premium as specified in the applicable indenture, plus accrued and unpaid interest. The Company recorded a loss on early extinguishment of these borrowings related to the payment of the make-whole premiums and deferred costs in connection with the redemption of $96 million ($73 million after-tax). The Company funded the redemption using available cash balances, including proceeds from the fourth quarter 2021 issuance of the $1.0 billion aggregate principal amount of 2.8% senior unsecured notes due 2051.
In the fourth quarter of 2020, the Company redeemed the €800 million aggregate principal amount of 1.7% senior unsecured notes due 2022 at a redemption price equal to the outstanding principal amount and a make-whole premium as specified in the applicable indenture, plus accrued and unpaid interest. The Company recorded a loss on early extinguishment of these borrowings of $26 million ($20 million after-tax) related to the payment of make-whole premiums in connection with the redemption. The Company funded the redemption using available cash balances, including proceeds from the fourth quarter 2020 issuance of the $1.0 billion aggregate principal amount of 2.6% senior unsecured notes due 2050.

INTEREST COSTS
Interest expense of $238 million for 2021 was $37 million lower than in 2020, due primarily to lower average debt balances in 2021 compared to 2020, partially offset by the impact of the weaker U.S. dollar in 2021 on the interest expense for the Company’s foreign currency denominated debt (and U.S. dollar debt that has been effectively converted into foreign currency through cross-currency swap derivative contracts). Interest income of $11 million for 2021 was $60 million lower than in 2020, due primarily to lower average cash balances in 2021 as a result of the funding of the Cytiva Acquisition in 2020 and the Aldevron Acquisition in 2021 and lower interest rates.
For a further description of the Company’s debt and cross-currency swap derivative contracts related to the debt as of December 31, 2021 refer to Notes 14 and 15 to the Consolidated Financial Statements.

INCOME TAXES
General
Income tax expense and deferred tax assets and liabilities reflect management’s assessment of future taxes expected to be paid on items reflected in the Company’s Consolidated Financial Statements. The Company records the tax effect of discrete items and items that are reported net of their tax effects in the period in which they occur.
The Company’s effective tax rate can be affected by changes in the mix of earnings in countries with different statutory tax rates (including as a result of business acquisitions and dispositions), changes in the valuation of deferred tax assets and liabilities, accruals related to contingent tax liabilities and period-to-period changes in such accruals, the results of audits and examinations of previously filed tax returns (as further discussed below), the expiration of statutes of limitations, the implementation of tax planning strategies, tax rulings, court decisions, settlements with tax authorities, changes in tax laws and regulations, and legislative policy changes that may result from the OECD’s initiative on Base Erosion and Profit Shifting. For a description of the tax treatment of earnings that are planned to be reinvested indefinitely outside the United States, refer to “—Liquidity and Capital Resources—Cash and Cash Requirements” below.
The amount of income taxes the Company pays is subject to ongoing audits by federal, state and non-U.S. tax authorities, which often result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis. Based on these reviews, which take into account the results of discussions and resolutions of matters with certain tax authorities and the other factors referenced in the prior paragraph, reserves for contingent tax liabilities are accrued or adjusted as necessary. For a discussion of risks related to these and other tax matters, refer to “Item 1A. Risk Factors”.
Year-Over-Year Changes in the Tax Provision and Effective Tax Rate

	Year Ended December 31
	2021	2020	2019
Effective tax rate from continuing operations	16.5%	18.9%	26.4%
The Company’s effective tax rate for 2021 and 2020 differs from the U.S. federal statutory rate of 21.0%, due principally to net discrete benefits related primarily to the release of reserves for uncertain tax positions due to the expiration of statutes of limitation and audit settlements, excess tax benefits from stock-based compensation and the mix of earnings between the U.S. and certain jurisdictions with lower overall tax rates, net of changes in estimates associated with prior period uncertain tax positions. Refer to Note 7 to the Consolidated Financial Statements for a discussion of the Company’s effective tax rate.
The Company conducts business globally, and files numerous consolidated and separate income tax returns in the U.S. federal, state and non-U.S. jurisdictions. The non-U.S. countries in which the Company has a significant presence include China, Denmark, Germany, Singapore, Sweden, Switzerland and the United Kingdom. Excluding these jurisdictions, the Company believes that a change in the statutory tax rate of any individual non-U.S. country would not have a material effect on the Company’s Consolidated Financial Statements given the geographic dispersion of the Company’s taxable income.
The Company and its subsidiaries are routinely examined by various U.S. and non-U.S. taxing authorities. The IRS has completed substantially all of the examinations of the Company’s federal income tax returns through 2015 and is currently examining certain of the Company’s federal income tax returns for 2016 through 2018. In addition, the Company has subsidiaries in Austria, Belgium, Canada, China, Denmark, France, Germany, India, Japan, Korea, Switzerland, the United Kingdom and various other countries, states and provinces that are currently under audit for years ranging from 2004 through 2020.
During the year ended December 31, 2020, the Company settled the IRS audits of its federal income tax returns for 2012 through 2015. In the audit, the IRS proposed significant adjustments to the Company’s taxable income of approximately $2.7 billion related to the deferral of tax on certain premium income related to the Company’s self-insurance programs. For income tax purposes, the recognition of certain premium income has been deferred in accordance with U.S. tax laws related to insurance. While the settlement of these matters was not material to the Company’s financial statements, the settlement does not preclude the IRS from proposing similar adjustments in future audits and the IRS has continued to examine the deferral of premium income related to self-insurance programs in its examination of the Company’s federal income tax returns for 2016 through 2018. The examination is ongoing and to date, the IRS has not proposed any adjustments related to the Company’s self-insurance programs. Due to the enactment of the TCJA in 2017 and the resulting reduction in the U.S. corporate tax rate for years after 2017, the Company remeasured its deferred tax liabilities related to the temporary differences associated with this deferred premium income from 35.0% to 21.0%. If the IRS proposes adjustments related to the Company’s self-insurance premiums with respect to years prior to the adoption of the TCJA and the Company is unsuccessful in defending its position, any taxes owed to the IRS may be computed under the previous 35.0% statutory tax rate and the Company may be required to remeasure the related deferred tax liabilities from 21.0% to 35.0%, which in addition to any interest due on the amounts assessed, would require a charge to future earnings. Management believes the positions the Company has taken in its U.S. tax returns are in accordance with the relevant tax laws.
Tax authorities in Denmark have issued tax assessments related to interest accrued by certain of the Company’s subsidiaries for the years 2004 through 2015. During the first quarter of 2021, the Company received a notice from the Danish tax authorities that included a significant reduction in the interest amounts imposed on the original tax assessments. Taking into account the revised interest amounts, the assessments total approximately DKK 2.1 billion including interest accrued to date (approximately $317 million based on the exchange rate as of December 31, 2021). The Company’s appeal of the tax assessments with the Danish National Tax Tribunal has been put on hold awaiting the final outcome of other preceding withholding tax cases that have been brought before the Danish High Court. Management believes the positions the Company has taken in Denmark are in accordance with the relevant tax laws and is vigorously defending its positions. The Company intends on pursuing this matter through the Danish High Court should the appeal to the Danish National Tax Tribunal be unsuccessful. While the ultimate resolution of this matter is uncertain and could take many years, as a result of the payments the Company has previously made related to these assessments in order to mitigate further interest accruals, the Company does not expect the resolution of this matter will have a future material adverse impact to the Company’s financial statements, including its cash flow and effective tax rate.
The Company expects its 2022 effective tax rate to be approximately 20.0% which is higher than the 2021 rate due primarily to the impact of net discrete tax benefits on the 2021 effective tax rate and the geographic mix of earnings anticipated for 2022. Any future legislative changes in the United States and/or potential tax reform in other jurisdictions, could cause the Company’s effective tax rate to differ from this estimate. Refer to Note 7 to the Consolidated Financial Statements for additional information related to income taxes.

DISCONTINUED OPERATIONS
On July 2, 2016, the Company completed the separation of its former Test & Measurement segment, Industrial Technologies segment (excluding the product identification businesses) and retail/commercial petroleum business by distributing to Danaher stockholders on a pro rata basis all of the issued and outstanding common stock of Fortive Corporation (“Fortive”), the entity the Company incorporated to hold such businesses. In 2021, the Company recorded an income tax benefit of $86 million related to the release of previously provided reserves associated with uncertain tax positions on certain of the Company’s tax returns which were jointly filed with Fortive entities. These reserves were released due to the expiration of statutes of limitations for those returns. This income tax benefit is included in earnings from discontinued operations, net of income taxes in the Consolidated Statements of Earnings.
On December 18, 2019, the Company completed its disposition of its remaining ownership of Envista and as a result, the results of Envista are reported as discontinued operations.
Refer to Note 3 to the Consolidated Financial Statements for additional information.

COMPREHENSIVE INCOME
Comprehensive income decreased by $572 million in 2021 as compared to 2020, primarily driven by the impact of losses from foreign currency translation adjustments in 2021 compared to gains in 2020, partially offset by higher net earnings and an increase in the income from pension and postretirement plan benefit adjustments and cash flow hedge adjustments in 2021 compared to 2020. The Company recorded a foreign currency translation loss of approximately $1.3 billion for 2021 compared to a gain of approximately $2.9 billion for 2020. The Company recorded a pension and postretirement plan benefit gain of $378 million for 2021 compared to a loss of $147 million for 2020. The Company recorded gains from cash flow hedge adjustments related to the Company’s derivative contracts in 2021 of $247 million compared to losses of $72 million in 2020.

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
Interest Rate Risk
The Company manages interest cost using a mixture of fixed-rate and variable-rate debt. A change in interest rates on fixed rate debt impacts the fair value of the debt but not the Company’s earnings or cash flow because the interest on such debt is fixed. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. As of December 31, 2021, an increase of 100 basis points in interest rates would have decreased the fair value of the Company’s fixed-rate long-term debt by approximately $1.7 billion.
As of December 31, 2021, the Company’s variable-rate debt obligations consisted primarily of U.S. dollar and euro-based commercial paper borrowings (refer to Note 14 to the Consolidated Financial Statements for information regarding the Company’s outstanding commercial paper balances as of December 31, 2021). As a result, the Company’s primary interest rate exposure results from changes in short-term interest rates. As these shorter duration obligations mature, the Company may issue additional short-term commercial paper obligations to refinance all or part of these borrowings, to the extent commercial paper markets are available. In 2021, the average annual interest rate associated with the Company’s outstanding commercial paper borrowings was approximately negative 12 basis points. A hypothetical increase of this average by 100 basis points would have increased the Company’s annual interest expense by approximately $20 million.
Refer to “Results of Operations—Interest Costs” for discussion of the Company’s cross-currency swap derivative contracts and interest rate swap agreements.
Currency Exchange Rate Risk
The Company faces transactional exchange rate risk from transactions with customers in countries outside the United States and from intercompany transactions between affiliates. Transactional exchange rate risk arises from the purchase and sale of goods and services in currencies other than Danaher’s functional currency or the functional currency of its applicable subsidiary. The Company also faces translational exchange rate risk related to the translation of financial statements of its foreign operations into U.S. dollars, Danaher’s functional currency. Costs incurred and sales recorded by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, the Company is exposed to movements in the exchange rates of various currencies against the U.S. dollar. In particular, the Company has more sales in European currencies than it has expenses in those currencies. Therefore, when European currencies strengthen or weaken against the U.S. dollar, operating profits are increased or decreased, respectively. The effect of a change in currency exchange rates on the Company’s net investment in non-U.S. subsidiaries is reflected in the accumulated other comprehensive income (loss) component of stockholders’ equity.
Currency exchange rates positively impacted 2021 reported sales on a year-over-year basis primarily due to the weakening of the U.S. dollar against most major currencies during the first nine months of 2021, slightly offset by the strengthening of the U.S. dollar during the fourth quarter of 2021. If the currency exchange rates in effect as of December 31, 2021 were to prevail throughout 2022, currency exchange rates would decrease 2022 estimated sales relative to 2021 sales by approximately 1.0%. Strengthening of the U.S. dollar against other major currencies compared to the exchange rates in effect as of December 31, 2021 would adversely impact the Company’s sales and results of operations on an overall basis. Any weakening of the U.S. dollar against other major currencies compared to the exchange rates in effect as of December 31, 2021 would positively impact the Company’s sales and results of operations.
The Company has generally accepted the exposure to exchange rate movements without using derivative financial instruments to manage this transactional exchange risk, although the Company has used foreign currency-denominated debt and cross-currency swaps to hedge a portion of its net investments in non-U.S. operations against adverse movements in exchange rates. Both positive and negative movements in currency exchange rates against the U.S. dollar will continue to affect the reported amount of sales and net earnings in the Company’s Consolidated Financial Statements. In addition, the Company has assets and liabilities held in foreign currencies. A 10% depreciation in major currencies relative to the U.S. dollar as of December 31, 2021 would have reduced foreign currency-denominated net assets and stockholders’ equity by approximately $1.6 billion. Refer to Note 15 to the Consolidated Financial Statements for information regarding the Company’s hedging of a portion of its net investment in non-U.S. operations.
Equity Price Risk
The Company’s investment portfolio from time to time includes publicly-traded equity securities that are sensitive to fluctuations in market price. As of December 31, 2021, the Company held $88 million of publicly-traded equity securities. Additionally, the Company holds non-marketable equity investments in privately held companies that may be impacted by equity price risks. These non-marketable equity investments are accounted for under the Fair Value Alternative method with changes in fair value recorded in earnings. Volatility in the equity markets or other fair value considerations could affect the value of these investments and require charges or gains to be recognized in earnings.
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

LIQUIDITY AND CAPITAL RESOURCES
Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company continues to generate substantial cash from operating activities and believes that its operating cash flow, cash on hand and other sources of liquidity will be sufficient to allow it to continue investing in existing businesses (including capital expenditures), consummating strategic acquisitions and investments, paying interest and servicing debt, paying dividends, funding restructuring activities and managing its capital structure on a short-term and long-term basis.
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
Following is an overview of the Company’s cash flows and liquidity for the years ended December 31:
Overview of Cash Flows and Liquidity

($ in millions)	2021	2020	2019
Total operating cash flows provided by continuing operations	$8,358	$6,215	$3,657

Cash paid for acquisitions	$(10,961)	$(20,971)	$(331)
Payments for additions to property, plant and equipment	(1,294)	(791)	(636)
Proceeds from sales of property, plant and equipment	13	2	13
Payments for purchases of investments	(934)	(342)	(241)
Proceeds from sales of investments	126	13	—
Proceeds from sale of product lines	26	826	—
All other investing activities	37	24	29
Total investing cash used in discontinued operations	—	—	(72)
Net cash used in investing activities	$(12,987)	$(21,239)	$(1,238)

Proceeds from the issuance of common stock in connection with stock-based compensation	$86	$153	$130
Proceeds from the public offering of common stock, net of issuance costs	—	1,729	1,443
Proceeds from the public offering of preferred stock, net of issuance costs	—	1,668	1,600
Net proceeds from the sale of Envista Holdings Corporation common stock, net of issuance costs	—	—	643
Payment of dividends	(742)	(615)	(527)
Net proceeds from (repayments of) borrowings (maturities of 90 days or less)	2,265	(4,637)	2,802
Proceeds from borrowings (maturities longer than 90 days)	984	8,670	12,113
Repayments of borrowings (maturities longer than 90 days)	(1,186)	(5,933)	(1,565)
Make-whole premiums to redeem borrowings prior to maturity	(96)	(26)	(7)
All other financing activities	(16)	(3)	(43)
Cash distributions to Envista Holdings Corporation, net	—	—	(224)
Net cash provided by financing activities	$1,295	$1,006	$16,365
•Operating cash flows from continuing operations increased approximately $2.1 billion, or 34%, during 2021 as compared to 2020, due primarily to higher net earnings from continuing operations (after excluding charges for depreciation, amortization (including intangible assets and inventory step-up), stock compensation, gain on sale of product lines, unrealized investment gains/losses, loss on the extinguishment of debt and the contract settlement expense in 2021). These increases were partially offset by higher cash used in aggregate for accounts receivables, inventories, trade accounts payable and accrued and prepaid expenses in 2021 compared to the prior year.
•Net cash used in investing activities consisted primarily of cash paid for acquisitions, capital expenditures and investments, net of proceeds from the sale of investments, and decreased primarily as a result of lower cash paid for acquisitions in 2021 compared to 2020. Refer to Notes 2 and 12 to the Consolidated Financial Statements included in this Annual Report for a discussion of the Company’s acquisitions and investments.
•As of December 31, 2021, the Company held approximately $2.6 billion of cash and cash equivalents.

Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, restructuring activities and productivity improvement initiatives, pension funding and other items impact reported cash flows.
Operating cash flows from continuing operations were approximately $8.4 billion for 2021, an increase of approximately $2.1 billion, or 34%, as compared to 2020. The year-over-year change in operating cash flows from 2020 to 2021 was primarily attributable to the following factors:
•2021 operating cash flows benefited from higher net earnings in 2021 as compared to 2020.
•Net earnings for 2021 reflected an increase of approximately $679 million of depreciation, amortization, stock compensation expense, unrealized investment gains/losses, loss on the extinguishment of debt and contract settlement expense as compared to 2020. Amortization expense primarily relates to the amortization of intangible assets and inventory fair value adjustments. Depreciation expense relates to both the Company’s manufacturing and operating facilities as well as instrumentation leased to customers under operating-type lease arrangements. Contract settlement expense represents the pretax charge related to the modification and partial termination of a prior commercial arrangement and resolution of the associated litigation. Refer to Note 8 to the Consolidated Financial Statements for additional information on the contract settlement expense. Depreciation, amortization, stock compensation and contract settlement expense are noncash expenses that decrease earnings without a corresponding impact to operating cash flows. Cash flows from the gain on sale of product lines and loss on the extinguishment of debt are reflected in cash flows from investing activities while unrealized investment gains/losses impact net earnings without immediately impacting cash flows as the cash flow impact from investments occurs when the invested capital is returned to the Company.
•The aggregate of trade accounts receivable, inventories and trade accounts payable used $564 million in operating cash flows during 2021, compared to $160 million of operating cash flows used in 2020. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories and trade accounts payable depends upon how effectively the Company manages the cash conversion cycle, which effectively represents the number of days that elapse from the day it pays for the purchase of raw materials and components to the collection of cash from its customers and can be significantly impacted by the timing of collections and payments in a period.
•The aggregate of prepaid expenses and other assets, deferred income taxes and accrued expenses and other liabilities used $94 million in operating cash flows during 2021, compared to $739 million provided in 2020. The timing of cash payments for taxes, various employee-related liabilities, customer funding and accrued expenses drove the majority of this change.

Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures, including instruments leased to customers, cash used for investments and cash proceeds from divestitures of businesses or assets.
Net cash used in investing activities was approximately $13.0 billion during 2021 compared to approximately $21.2 billion of net cash used in 2020.
Acquisitions, Divestitures and Sale of Investments
For a discussion of the Company’s 2021 and 2020 acquisitions and divestitures refer to “—Overview” and Note 2 to the Consolidated Financial Statements. In addition, in 2021 and 2020, the Company invested $934 million and $342 million, respectively, in non-marketable equity securities and partnerships.

Capital Expenditures
Capital expenditures are made primarily for increasing manufacturing capacity, replacing equipment, supporting new product development, improving information technology systems and the manufacture of instruments that are used in operating-type lease arrangements that certain of the Company’s businesses enter into with customers. Capital expenditures totaled approximately $1.3 billion in 2021 and $791 million in 2020. The year-over-year increase in capital spending in 2021 was primarily due to incremental capital expenditures to increase manufacturing capacity for diagnostic testing and biopharma products (including to address increased COVID-19 related demand) as well as incremental capital expenditures as a result of the Cytiva and Aldevron Acquisitions. In 2022, the Company expects to incur higher capital spending than the prior year to increase manufacturing capacity primarily to support customer demand for products related to testing, treatment and vaccine production for COVID-19 and other growth opportunities. The Company estimates capital expenditures in 2022 to be approximately $1.5 billion.
During 2021, certain agencies of the U.S. government, including BARDA, agreed to finance an expansion of production capacity related to chromatography, liquid cell culture media, buffers and cell culture powder media and single-use consumables at certain of the Company’s Life Sciences businesses and the development of diagnostics testing technologies and the expansion of testing production capacity at certain of the Company’s Diagnostics businesses. The Company’s businesses may enter into similar agreements in the future. In consideration of this financing the U.S. government has certain rights, including rights with respect to the allocation of certain of the incremental production capacity associated with such expansion and/or rights in intellectual property produced with its financial assistance. The amount awarded pursuant to these grants in 2021 totaled $568 million and will be paid over periods ranging from one to four years. In 2021, the Company received aggregate payments related to government grants of $73 million that offset operating expenses and capital expenditures of $41 million and $32 million, respectively.
Financing Activities
Cash flows from financing activities consist primarily of cash flows associated with the issuance and repayments of commercial paper, issuance and repayment of long-term debt, borrowings under committed credit facilities, issuance and repurchases of common stock, issuance of preferred stock and payments of cash dividends to shareholders. Financing activities provided cash of approximately $1.3 billion during 2021 compared to approximately $1.0 billion of cash provided during 2020. The year-over-year increase in cash provided by financing activities was due primarily to cash provided in 2021 from the issuance of commercial paper used to fund a portion of the Aldevron Acquisition and the issuance of debt securities in the fourth quarter of 2021, partially offset by cash provided by the sale of common and preferred stock and borrowings incurred in 2020 to finance the remaining amounts needed to acquire Cytiva and for general corporate purposes, as well as the issuance of debt securities in the fourth quarter of 2020.
Total debt was approximately $22.2 billion and $21.2 billion as of December 31, 2021 and 2020, respectively, and notes payable and current portion of long-term debt was $8 million and $11 million as of December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company had the ability to incur approximately $2.2 billion of additional indebtedness in direct borrowings or under the outstanding commercial paper facilities based on the amounts available under the Company’s $5.0 billion Five-Year Facility which were not being used to backstop outstanding commercial paper balances. As of December 31, 2021, the Company has classified approximately $2.8 billion of its borrowings outstanding under the U.S. dollar and euro-denominated commercial paper program, $699 million of borrowings outstanding under the 2022 Biopharma Notes and $284 million of borrowings outstanding under the Floating Rate 2022 Euronotes as long-term debt in the Consolidated Balance Sheet as the Company has the intent and ability, as supported by availability under the Five-Year Facility, to refinance these borrowings for at least one year from the balance sheet date. As commercial paper obligations mature, the Company may issue additional short-term commercial paper obligations to refinance all or part of these borrowings, to the extent commercial paper markets are available.
Under the Company’s U.S. dollar and euro-denominated commercial paper program, the notes are typically issued at a discount from par, generally based on the ratings assigned to the Company by credit rating agencies at the time of the issuance and prevailing market rates measured by reference to LIBOR or EURIBOR. Additionally, the Company’s floating rate senior unsecured notes due 2022 pay interest based upon the three-month EURIBOR plus 0.3%. In July 2017, the head of the United Kingdom Financial Conduct Authority announced the intent to phase out the use of LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. The Company has evaluated the anticipated impact of the transition from LIBOR and does not expect the transition to be material to the Company’s financial position. The U.S. dollar LIBOR-based borrowings will be available to the Company under the Five-Year Facility until 2023, upon the discontinuance of LIBOR. Prior to the discontinuation of LIBOR, the Company expects to amend the Five-Year Facility to replace LIBOR with another reference interest rate.

Refer to Note 14 to the Consolidated Financial Statements for additional information regarding the Company’s financing activities and indebtedness, including the Company’s outstanding debt as of December 31, 2021, and the Company’s commercial paper program and Five-Year Facility.
Common Stock Offering and MCPS Offering
For a description of the 2020 Common Stock and MCPS Series B Offerings, refer to Note 19 to the Consolidated Financial Statements.
Shelf Registration Statement
The Company has filed a “well-known seasoned issuer” shelf registration statement on Form S-3 with the SEC that registers an indeterminate amount of debt securities, common stock, preferred stock, warrants, depositary shares, purchase contracts and units for future issuance. The Company expects to use net proceeds realized by the Company from future securities sales off this shelf registration statement for general corporate purposes, including without limitation repayment or refinancing of debt or other corporate obligations, acquisitions, capital expenditures, share repurchases, dividends and/or working capital.
Stock Repurchase Program
Please see Note 19 to the Consolidated Financial Statements for a description of the Company’s stock repurchase program.
Dividends
The Company declared a regular quarterly dividend of $0.21 per share of Company common stock that was paid on January 28, 2022 to holders of record on December 30, 2021. In addition, the Company declared quarterly cash dividends of $11.875 per MCPS Series A and $12.50 per MCPS Series B that were paid on January 15, 2022 to holders of record as of December 31, 2021. Aggregate 2021 and 2020 cash payments for dividends on Company common stock were $578 million and $500 million, respectively, and aggregate 2021 and 2020 cash payments for the dividends on the Company’s MCPS were $164 million and $115 million, respectively. The year-over-year increase in dividend payments in 2021 primarily relates to dividends paid on the MCPS Series B, which were issued in May 2020, and an increase in the quarterly dividend rate on common stock effective with respect to the dividend paid in the second quarter of 2021.
Cash and Cash Requirements
As of December 31, 2021, the Company held approximately $2.6 billion of cash and cash equivalents that were on deposit with financial institutions or invested in highly liquid investment-grade debt instruments with a maturity of 90 days or less with an approximate weighted average annual interest rate of 0.2%. Of the cash and cash equivalents, $353 million was held within the United States and approximately $2.2 billion was held outside of the United States. The Company will continue to have cash requirements to support general corporate purposes, which may include working capital needs, capital expenditures, acquisitions and investments, paying interest and servicing debt, paying taxes and any related interest or penalties, funding its restructuring activities and pension plans as required, paying dividends to shareholders, repurchasing shares of the Company’s common stock and supporting other business needs.
The Company generally intends to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, the Company may also borrow under its commercial paper programs (if available) or borrow under the Company’s Five-Year Facility, enter into new credit facilities and either borrow directly thereunder or use such credit facilities to backstop additional borrowing capacity under its commercial paper programs (if available) and/or access the capital markets. The Company also may from time to time seek to access the capital markets to take advantage of favorable interest rate environments or other market conditions.
While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company’s foreign cash could be repatriated to the United States. Following enactment of the TCJA and the associated Transition Tax, in general, repatriation of cash to the United States can be completed with no incremental U.S. tax; however, repatriation of cash could subject the Company to non-U.S. taxes on distributions. The cash that the Company’s non-U.S. subsidiaries hold for indefinite reinvestment is generally used to finance non-U.S. operations and investments, including acquisitions. The income taxes, if any, applicable to such earnings including basis differences in our non-U.S. subsidiaries are not readily determinable. As of December 31, 2021, management believes that it has sufficient sources of liquidity to satisfy its cash needs, including its cash needs in the United States.
During 2021, the Company contributed $10 million to its U.S. defined benefit pension plans and $50 million to its non-U.S. defined benefit pension plans. During 2022, the Company’s cash contribution requirements for its U.S. and its non-U.S. defined benefit pension plans are forecasted to be approximately $10 million and $48 million, respectively. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.

Contractual and Other Obligations
For a description of the Company’s debt and lease obligations, commitments, and litigation and contingencies, refer to Notes 10, 14, 17 and 18 to the Consolidated Financial Statements.
Legal Proceedings
Refer to Note 18 to the Consolidated Financial Statements for information regarding legal proceedings and contingencies, and for a discussion of risks related to legal proceedings and contingencies, refer to “Item 1A. Risk Factors.”

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
Acquired Intangibles—The Company’s business acquisitions, including the Cytiva and Aldevron acquisitions, typically result in the recognition of goodwill, developed technology and other intangible assets, which affect the amount of future period amortization expense and possible impairment charges that the Company may incur. The fair values of acquired intangibles are determined using information available near the acquisition date based on estimates and assumptions that are deemed reasonable by the Company. Significant assumptions include the discount rates and certain assumptions that form the basis of the forecasted results of the acquired business including earnings before interest, taxes, depreciation and amortization (“EBITDA”), revenue, revenue growth rates, royalty rates and technology obsolescence rates. These assumptions are forward looking and could be affected by future economic and market conditions. The Company engages third-party valuation specialists who review the Company’s critical assumptions and calculations of the fair value of acquired intangible assets in connection with significant acquisitions. In connection with acquisitions during the year ended December 31, 2021, the Company recognized aggregate goodwill of approximately $7.2 billion and intangible assets of approximately $4.0 billion. Refer to Notes 1, 2 and 11 to the Consolidated Financial Statements for a description of the Company’s policies relating to goodwill, acquired intangibles and acquisitions.
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
As of December 31, 2021, the Company had five reporting units for goodwill impairment testing. Reporting units resulting from recent acquisitions generally present the highest risk of impairment. Management believes the impairment risk associated with these reporting units generally decreases as these businesses are integrated into the Company and better positioned for potential future earnings growth. The Company’s annual goodwill impairment analysis in 2021 indicated that in all instances, the fair values of the Company’s reporting units exceeded their carrying values and consequently did not result in an impairment charge. The excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of the Company’s reporting units as of the annual testing date ranged from approximately 175% to approximately 1,200%. To evaluate the sensitivity of the fair value calculations used in the goodwill impairment test, the Company applied a hypothetical 10% decrease to the fair values of each reporting unit and compared those hypothetical values to the reporting unit carrying values. Based on this hypothetical 10% decrease, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of the Company’s reporting units ranged from approximately 145% to approximately 1,100%.
The Company reviews identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment loss occurred for finite-lived intangibles requires a comparison of the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset. These analyses require management to make judgments and estimates about future revenues, expenses, market conditions and discount rates related to these assets. Indefinite-lived intangibles are subject to impairment testing at least annually or more frequently if events or changes in circumstances indicate that potential impairment exists. Determining whether an impairment loss occurred for indefinite-lived intangible assets involves calculating the fair value of the indefinite-lived intangible assets and comparing the fair value to their carrying value. If the fair value is less than the carrying value, the difference is recorded as an impairment loss. Refer to Note 11 to the Consolidated Financial Statements for a description of intangible assets impairment charges recorded during 2021.
If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and a charge would need to be taken against net earnings which would adversely affect the Company’s financial statements. Historically, the Company’s estimates of goodwill and intangible assets have been materially correct.
Contingent Liabilities—As discussed in “Item 3. Legal Proceedings” and Notes 8 and 18 to the Consolidated Financial Statements, the Company is, from time to time, subject to a variety of litigation and similar contingent liabilities incidental to its business (or the business operations of previously owned entities). The Company recognizes a liability for any legal contingency or contract settlement expense that is known or probable of occurrence and reasonably estimable. These assessments require judgments concerning matters such as litigation developments and outcomes, the anticipated outcome of negotiations, the number of future claims, the cost of both pending and future claims and the value of the elements in the outcome. In addition, because most contingencies are resolved over long periods of time, liabilities may change in the future due to various factors, including those discussed in Note 18 to the Consolidated Financial Statements. If the reserves established by the Company with respect to these contingent liabilities are inadequate, the Company would be required to incur an expense equal to the amount of the loss incurred in excess of the reserves, which would adversely affect the Company’s financial statements.
Income Taxes—For a description of the Company’s income tax accounting policies, refer to Notes 1 and 7 to the Consolidated Financial Statements. The Company establishes valuation allowances for its deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized. This requires management to make judgments and estimates regarding: (1) the timing and amount of the reversal of taxable temporary differences, (2) expected future taxable income, and (3) the impact of tax planning strategies. Future changes to tax rates would also impact the amounts of deferred tax assets and liabilities and could have an adverse impact on the Company’s financial statements.
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
In addition, certain of the Company’s tax returns are currently under review by tax authorities including in Denmark and the United States (refer to “—Results of Operations—Income Taxes” and Note 7 to the Consolidated Financial Statements). Management believes the positions taken in these returns are in accordance with the relevant tax laws. However, the outcome of these audits is uncertain and could result in the Company being required to record charges for prior year tax obligations which could have a material adverse impact to the Company’s financial statements, including its effective tax rate.
An increase of 1.0% in the Company’s 2021 nominal tax rate would have resulted in an additional income tax provision for continuing operations for the year ended December 31, 2021 of $76 million.
Valuation of Investments in Equity Securities—For a description of the Company’s investments in equity securities and partnerships refer to Notes 1, 9 and 12 to the Consolidated Financial Statements. The Company invests in publicly-traded securities, non-marketable securities of early-stage companies and equity method investments, including partnerships that invest primarily in early-stage companies.
Investments in early-stage companies have significant risks, including uncertainty regarding the investee company’s ability to successfully develop new technologies and services, bring these new technologies and services to market and gain market acceptance, maintain adequate capitalization and access to cash or other forms of liquidity, and retain critical management personnel. Refer to “Item 1A. Risk Factors” for a further discussion of the risks related to investing in early-stage companies.

The Company’s investments in publicly traded securities are measured at fair value based on quotes in active markets. For investments in non-marketable equity securities where the Company does not have influence over the investee, the Company has elected the measurement alternative and records these investments at cost and adjusts the carrying value for impairments and observable price changes with a same or similar security from the same issuer adjusted to reflect the specific rights and preferences of the securities, if applicable. Valuations of non-marketable equity securities are complex and require judgment due to the absence of market prices, lack of liquidity and the risks inherent in early-stage companies. The uncertainty in the process of valuing securities for which a ready market does not exist may cause our estimated values of these securities to differ significantly from the values that would have been derived had a ready market for the securities existed, and those differences could be material.
The Company accounts for its investments in the partnerships using the equity method. Accordingly, the investments are initially recorded at cost and adjusted each period for the Company’s share of the partnership’s income or loss and distributions received. The partnerships’ investments are recorded by the partnerships on an estimated fair value basis and pose the same risks and require the same valuation judgments discussed above. As a result, changes in the value of investments in the partnership will have a direct impact on the Company’s earnings. Impairment losses are recognized to reduce the investment’s carrying value to its fair value if there is a decline in fair value below carrying value that is considered to be other-than-temporary. To determine whether there is an other-than-temporary impairment, the Company uses qualitative and quantitative valuation methods.
Realized and unrealized gains (losses) for these investments in equity securities and partnerships are recorded in other income (expense), net, in the Consolidated Statements of Earnings. A 10% decrease in the carrying value of the Company’s investments in equity securities and partnerships as of December 31, 2021 would result in a loss of approximately $160 million.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework” (2013 framework). Based on this assessment, management concluded that, as of December 31, 2021, the Company’s internal control over financial reporting is effective.
The Company completed the acquisition of Aldevron on August 30, 2021. Since the Company has not yet fully incorporated the internal controls and procedures of Aldevron into the Company’s internal control over financial reporting, management excluded Aldevron from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. Aldevron constituted 12% of the Company’s total assets as of December 31, 2021 and less than 1% of the Company’s total revenues for the year then ended.
The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report dated February 23, 2022 appears on pages 58 and 59 of this Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Danaher Corporation
Opinion on Internal Control over Financial Reporting
We have audited Danaher Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Danaher Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
As indicated in the accompanying Report of Management on Danaher Corporation’s Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Aldevron, which is included in the 2021 consolidated financial statements of the Company and constituted 12% of total assets as of December 31, 2021 and less than 1% of the Company’s total revenue for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Aldevron.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 23, 2022 expressed an unqualified opinion thereon.
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
February 23, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Danaher Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Danaher Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2022 expressed an unqualified opinion thereon.
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

Uncertain Tax Positions
Description of the Matter
As discussed in Note 7 to the consolidated financial statements, the Company operates in the U.S. and multiple international tax jurisdictions and as a result files numerous tax returns in those locations. Uncertainty in a tax position may arise for multiple reasons, including because tax laws are subject to interpretation. For some matters, the Company uses judgment to (1) determine whether, based on the technical merits, a tax position is more likely than not to be sustained and (2) measure the amount of tax benefit that qualifies for recognition. As of December 31, 2021, the Company’s gross unrecognized tax benefits related to uncertain tax positions were approximately $1.1 billion. As further discussed in Note 7, if the Internal Revenue Service proposes adjustments related to the Company's self-insurance programs and if the Company is unsuccessful in defending its position the Company may be required to record a charge against future earnings. The Company believes its positions related to the self-insurance programs are more likely than not sustainable and accordingly has no unrecognized tax benefit related to these self-insurance programs.
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
To evaluate whether the technical merits of some uncertain tax positions are more likely than not sustainable, our audit procedures included, among others, evaluation of applicable tax law, court cases, tax regulations and other regulatory guidance by our tax subject matter resources. We also involved tax subject matter resources in verifying our understanding of the relevant facts and analysis by reading relevant correspondence with the tax authority and reading third-party advice obtained by management. We also evaluated the adequacy of the Company’s disclosures included in Note 7 to the consolidated financial statements in relation to these matters.

Accounting for the Acquisition of Aldevron
Description of the Matter
As discussed in Note 2 to the consolidated financial statements, on August 30, 2021, the Company acquired Aldevron, L.L.C. (“Aldevron”) for a purchase price of $9.6 billion. The transaction was accounted for as a business combination. As part of the allocation of the purchase price, the Company estimated the fair value of intangible assets other than goodwill to be $3.5 billion, comprised of trade names, developed technology and customer relationships.
Auditing the Company's accounting for its acquisition of Aldevron was complex due to the estimation uncertainty in determining the fair value of intangible assets other than goodwill. The estimation uncertainty was primarily due to the sensitivity of the respective assets’ fair value to underlying assumptions about the future performance of Aldevron and other related valuation assumptions. The significant assumptions used to estimate the value of these assets included discount rates and certain assumptions that form the basis of the forecasted results of the acquired business including earnings before interest, taxes, depreciation and amortization (“EBITDA”), revenue, revenue growth rates, royalty rates and technology obsolescence rates. These assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We tested the Company's controls over its accounting for acquisitions, including controls over management’s review of the significant assumptions described above.
To test the estimated fair value of these intangible assets, we performed audit procedures that included, among others, evaluating the Company's use of the selected valuation model, testing the significant assumptions used in the model and testing the completeness and accuracy of the underlying data. For example, we compared certain assumptions to current market and economic trends, to historical results of the acquired business, to assumptions used by guideline companies within the industry, and to internal communications and analysis. Our valuation specialists assisted with the evaluation of the valuation model selected and certain assumptions, including the discount rate, royalty rates and technology obsolescence rates.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002.
Tysons, Virginia
February 23, 2022

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in millions, except per share amount)

	As of December 31
	2021	2020
ASSETS
Current assets:
Cash and equivalents	$2,586	$6,035
Trade accounts receivable, less allowance for doubtful accounts of $124 as of December 31, 2021 and $132 as of December 31, 2020	4,631	4,045
Inventories	2,767	2,292
Prepaid expenses and other current assets	1,664	1,430
Total current assets	11,648	13,802
Property, plant and equipment, net	3,790	3,262
Other long-term assets	3,719	2,395
Goodwill	41,184	35,420
Other intangible assets, net	22,843	21,282
Total assets	$83,184	$76,161

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$8	$11
Trade accounts payable	2,569	2,049
Accrued expenses and other liabilities	5,563	5,342
Total current liabilities	8,140	7,402
Other long-term liabilities	7,699	7,789
Long-term debt	22,168	21,193
Stockholders’ equity:
Preferred stock, no par value, 15.0 million shares authorized; 1.65 million shares of 4.75% Mandatory Convertible Preferred Stock, Series A, issued and outstanding as of December 31, 2021 and December 31, 2020; 1.72 million shares of 5.00% Mandatory Convertible Preferred Stock, Series B, issued and outstanding as of December 31, 2021 and December 31, 2020	3,268	3,268
Common stock - $0.01 par value, 2.0 billion shares authorized; 855.7 million issued and 715.0 million outstanding as of December 31, 2021; 851.3 million issued and 711.0 million outstanding as of December 31, 2020	9	9
Additional paid-in capital	10,090	9,698
Retained earnings	32,827	27,159
Accumulated other comprehensive income (loss)	(1,027)	(368)
Total Danaher stockholders’ equity	45,167	39,766
Noncontrolling interests	10	11
Total stockholders’ equity	45,177	39,777
Total liabilities and stockholders’ equity	$83,184	$76,161
See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)

	Year Ended December 31
	2021		2020	2019
Sales	$29,453		$22,284	$17,911
Cost of sales	(11,501)		(9,809)	(7,927)
Gross profit	17,952		12,475	9,984
Operating costs:
Selling, general and administrative expenses	(8,198)		(6,896)	(5,589)
Research and development expenses	(1,742)		(1,348)	(1,126)
Other operating expenses	(547)		—	—
Operating profit	7,465		4,231	3,269
Nonoperating income (expense):
Other income (expense), net	456		494	12
Loss on early extinguishment of borrowings	(96)		(26)	(7)
Interest expense	(238)		(275)	(108)
Interest income	11		71	139
Earnings from continuing operations before income taxes	7,598		4,495	3,305
Income taxes	(1,251)		(849)	(873)
Net earnings from continuing operations	6,347		3,646	2,432
Earnings from discontinued operations, net of income taxes	86		—	576
Net earnings	6,433		3,646	3,008
Mandatory convertible preferred stock dividends	(164)		(136)	(68)
Net earnings attributable to common stockholders	$6,269		$3,510	$2,940

Net earnings per common share from continuing operations:
Basic	$8.65		$4.97	$3.31
Diluted	$8.50		$4.89	$3.26
Net earnings per common share from discontinued operations:
Basic	$0.12		$—	$0.81
Diluted	$0.12		$—	$0.79
Net earnings per common share:
Basic	$8.77		$4.97	$4.11	*
Diluted	$8.61	*	$4.89	$4.05
Average common stock and common equivalent shares outstanding:
Basic	714.6		706.2	715.0
Diluted	736.8		718.7	725.5
*    Net earnings per common share amount does not add due to rounding.
See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)

	Year Ended December 31
	2021	2020	2019
Net earnings	$6,433	$3,646	$3,008
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(1,284)	2,919	(74)
Pension and postretirement plan benefit adjustments	378	(147)	(90)
Cash flow hedge adjustments	247	(72)	(113)
Total other comprehensive income (loss), net of income taxes	(659)	2,700	(277)
Comprehensive income	$5,774	$6,346	$2,731
See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 ($ in millions)

	Year Ended December 31
	2021	2020	2019
Preferred stock:
Balance, beginning of period	$3,268	$1,600	$—
Issuance of Mandatory Convertible Preferred Stock	—	1,668	1,600
Balance, end of period	$3,268	$3,268	$1,600
Common stock:
Balance, beginning of period	$9	$8	$8
Common stock-based award activity	—	1	—
Balance, end of period	$9	$9	$8
Additional paid-in capital:
Balance, beginning of period	$9,698	$7,565	$5,834
Common stock-based award activity	335	351	315
Common stock issued in connection with acquisitions	23	—	—
Common stock issued in connection with LYONs’ conversions	34	53	33
Issuance of common stock	—	1,729	1,443
Sale of Envista Holdings Corporation common stock	—	—	(60)
Balance, end of period	$10,090	$9,698	$7,565
Retained earnings:
Balance, beginning of period	$27,159	$24,166	$25,162
Adoption of accounting standards	—	(8)	—
Net earnings	6,433	3,646	3,008
Common stock dividends declared	(601)	(509)	(484)
Mandatory Convertible Preferred Stock dividends declared	(164)	(136)	(68)
Tendered common stock in exchange offer for Envista Holdings Corporation common stock	—	—	(3,452)
Balance, end of period	$32,827	$27,159	$24,166
Accumulated other comprehensive income (loss):
Balance, beginning of period	$(368)	$(3,068)	$(2,791)
Other comprehensive income (loss)	(659)	2,700	(277)
Balance, end of period	$(1,027)	$(368)	$(3,068)
Noncontrolling interests:
Balance, beginning of period	$11	$11	$12
Activity related to Envista Holdings Corporation, net	—	—	(3)
Change in noncontrolling interests	(1)	—	2
Balance, end of period	$10	$11	$11
Total stockholders’ equity, end of period	$45,177	$39,777	$30,282
See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Year Ended December 31
	2021	2020	2019
Cash flows from operating activities:
Net earnings	$6,433	$3,646	$3,008
Less: earnings from discontinued operations, net of income taxes	(86)	—	(576)
Net earnings from continuing operations	6,347	3,646	2,432
Noncash items:
Depreciation	718	637	564
Amortization of intangible assets	1,450	1,138	625
Amortization of acquisition-related inventory fair value step-up	59	457	—
Stock-based compensation expense	218	187	159
Contract settlement expense	542	—	—
Pretax loss on early extinguishment of borrowings	96	26	7
Pretax gain on sale of product lines and investment (gains) losses	(414)	(455)	—
Change in deferred income taxes	(229)	518	(415)
Change in trade accounts receivable, net	(611)	(264)	(157)
Change in inventories	(502)	(123)	(22)
Change in trade accounts payable	549	227	18
Change in prepaid expenses and other assets	(4)	102	48
Change in accrued expenses and other liabilities	139	119	398
Total operating cash provided by continuing operations	8,358	6,215	3,657
Total operating cash (used in) provided by discontinued operations	—	(7)	295
Net cash provided by operating activities	8,358	6,208	3,952
Cash flows from investing activities:
Cash paid for acquisitions	(10,961)	(20,971)	(331)
Payments for additions to property, plant and equipment	(1,294)	(791)	(636)
Proceeds from sales of property, plant and equipment	13	2	13
Payments for purchases of investments	(934)	(342)	(241)
Proceeds from sales of investments	126	13	—
Proceeds from sale of product lines	26	826	—
All other investing activities	37	24	29
Total cash used in investing activities from continuing operations	(12,987)	(21,239)	(1,166)
Total investing cash used in discontinued operations	—	—	(72)
Net cash used in investing activities	(12,987)	(21,239)	(1,238)
Cash flows from financing activities:
Proceeds from the issuance of common stock in connection with stock-based compensation	86	153	130
Proceeds from the public offering of common stock, net of issuance costs	—	1,729	1,443
Proceeds from the public offering of preferred stock, net of issuance costs	—	1,668	1,600
Net proceeds from the sale of Envista Holdings Corporation common stock, net of issuance costs	—	—	643
Payment of dividends	(742)	(615)	(527)
Net proceeds from (repayments of) borrowings (maturities of 90 days or less)	2,265	(4,637)	2,802
Proceeds from borrowings (maturities longer than 90 days)	984	8,670	12,113
Repayments of borrowings (maturities longer than 90 days)	(1,186)	(5,933)	(1,565)
Make-whole premiums to redeem borrowings prior to maturity	(96)	(26)	(7)
All other financing activities	(16)	(3)	(43)
Total financing cash provided by continuing operations	1,295	1,006	16,589
Cash distributions to Envista Holdings Corporation, net	—	—	(224)
Net cash provided by financing activities	1,295	1,006	16,365
Effect of exchange rate changes on cash and equivalents	(115)	148	45
Net change in cash and equivalents	(3,449)	(13,877)	19,124
Beginning balance of cash and equivalents	6,035	19,912	788
Ending balance of cash and equivalents	$2,586	$6,035	$19,912

Supplemental disclosure:
Shares redeemed through the split-off of Envista Holdings Corporation (22.9 million shares held as Treasury shares)	$—	$—	$3,452
See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business—Danaher Corporation (“Danaher” or the “Company”) designs, manufactures and markets professional, medical, industrial and commercial products and services, which are typically characterized by strong brand names, innovative technology and major market positions. As of December 31, 2021, the Company operates in three business segments:
•The Life Sciences segment offers a broad range of instruments and consumables that are primarily used by customers to study the basic building blocks of life, including genes, proteins, metabolites and cells, in order to understand the causes of disease, identify new therapies, and test and manufacture new drugs and vaccines.
•The Diagnostics segment offers clinical instruments, reagents, consumables, software and services that hospitals, physicians’ offices, reference laboratories and other critical care settings use to diagnose disease and make treatment decisions.
•The Environmental & Applied Solutions segment offers products and services that help protect precious resources and keep global food and water supplies safe. The Company’s water quality business provides instrumentation, consumables, software, services and disinfection systems to help analyze, treat and manage the quality of ultra-pure, potable, industrial, waste, ground, source and ocean water in residential, commercial, municipal, industrial and natural resource applications. The Company’s product identification business provides instruments, software, services and consumables for various color and appearance management, packaging design and quality management, packaging converting, printing, marking, coding and traceability applications for consumer, pharmaceutical and industrial products.
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
Accounts Receivable and Allowances for Doubtful Accounts—All trade accounts, contract and finance receivables are reported on the accompanying Consolidated Balance Sheets adjusted for any write-offs and net of allowances for doubtful accounts. The allowances for doubtful accounts represent management’s best estimate of the expected future credit losses from the Company’s trade accounts, contract and finance receivable portfolios. Determination of the allowances requires management to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the provision for credit losses and, therefore, net earnings. The Company regularly performs detailed reviews of its portfolios to determine if an impairment has occurred and evaluates the collectability of receivables based on a combination of various financial and qualitative factors that may affect customers’ ability to pay, including customers’ financial condition, collateral, debt-servicing ability, past payment experience and credit bureau information. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the recognized receivable to the amount reasonably expected to be collected. Additions to the allowances for doubtful accounts are charged to current period earnings, amounts determined to be uncollectible are charged directly against the allowances, while amounts recovered on previously written-off accounts increase the allowances. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves would be required. The Company does not believe that trade accounts receivable represent significant concentrations of credit risk because of the diversified portfolio of individual customers and geographical areas. On January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, using the modified retrospective transition method and recorded a net increase to the allowance for doubtful accounts of $10 million due to the cumulative impact of adoption. The Company’s allowance for doubtful accounts as of December 31, 2021 reflects the Company’s best estimate of the expected future losses for its accounts receivables; however, these estimates may change and future actual losses may differ from the Company’s estimates. The Company will continue to monitor economic conditions and will revise the estimates of the expected future losses for accounts receivable as necessary. The Company recorded $31 million, $31 million and $30 million of expense associated with doubtful accounts for the years ended December 31, 2021, 2020 and 2019, respectively.
Included in the Company’s trade accounts receivable and other long-term assets as of December 31, 2021 and 2020 are $247 million and $254 million of net aggregate financing receivables, respectively. All financing receivables are evaluated for impairment based on individual customer credit profiles.
Inventories—Inventories include the costs of material, labor and overhead. Inventories are stated at the lower of cost and net realizable value primarily using the first-in, first-out (“FIFO”) method.
The classes of inventory as of December 31 are summarized as follows ($ in millions):

	2021	2020
Finished goods	$1,343	$1,232
Work in process	473	369
Raw materials	951	691
Total	$2,767	$2,292
Prepaid Expenses and Other Current Assets—Prepaid expenses and other current assets primarily result from advance payments to vendors for good and services and are capitalized until the related goods are received or services are performed. Included in the Company’s prepaid expenses and other current assets as of December 31, 2021 and 2020 are prepaid expenses of $770 million and $659 million, respectively, and taxes receivable for income and other taxes of $812 million and $700 million, respectively.
Property, Plant and Equipment—Property, plant and equipment are carried at cost. The provision for depreciation has been computed principally by the straight-line method based on the estimated useful lives of the depreciable assets as follows:

Category	Useful Life
Buildings	30 years
Leased assets and leasehold improvements	Amortized over the lesser of the economic life of the asset or the term of the lease
Machinery and equipment	3 – 10 years
Customer-leased instruments	5 – 7 years
Estimated useful lives are periodically reviewed and, when appropriate, changes to estimates are made prospectively.
The classes of property, plant and equipment as of December 31 are summarized as follows ($ in millions):

	2021	2020
Land and improvements	$203	$192
Buildings	1,676	1,522
Machinery and equipment	3,610	2,881
Customer-leased equipment	1,766	1,849
Gross property, plant and equipment	7,255	6,444
Less: accumulated depreciation	(3,465)	(3,182)
Property, plant and equipment, net	$3,790	$3,262

Investments—Investments over which the Company has a significant influence but not a controlling interest, are accounted for using the equity method of accounting which requires the Company to record its initial investment at cost and adjust the balance each period for the Company’s share of the investee’s income or loss and dividends paid. The Company also invests in start-up companies where the Company has neither control of nor significant influence over the investee. The Company measures these non-marketable equity securities at fair value and recognizes changes in fair value in net earnings. For securities without readily available fair values, the Company has elected the measurement alternative to record these investments at cost and to adjust for impairments and observable price changes with a same or similar security from the same issuer within net earnings (the “Fair Value Alternative”). Additionally, the Company is a limited partner in partnerships that invest in start-up companies. While the partnerships record these investments at fair value, the Company’s investment in the partnerships is accounted for under the equity method of accounting. The Company made minority investments in non-marketable equity securities and equity method investments totaling $934 million, $342 million and $241 million in 2021, 2020 and 2019, respectively, including investments in partnerships of $662 million, $172 million and $189 million in 2021, 2020 and 2019, respectively. The Company recorded net realized and unrealized gains related to changes in the fair value of these investments in other income (expense), net, in the Consolidated Statements of Earnings. Refer to Notes 9 and 12 for additional information about the Company’s investments.
Other Assets—Other assets principally include noncurrent financing receivables, noncurrent deferred tax assets and other investments.
Fair Value of Financial Instruments—The Company’s financial instruments consist primarily of cash and cash equivalents, trade accounts receivable, investments in equity securities, available-for-sale debt securities and cross-currency swaps, obligations under trade accounts payable and short and long-term debt. Due to their short-term nature, the carrying values for cash and cash equivalents, trade accounts receivable and trade accounts payable approximate fair value. Refer to Note 12 for the fair values of the Company’s investments in equity securities, available-for-sale debt securities and cross-currency swaps and other obligations.
Goodwill and Other Intangible Assets—Goodwill and other intangible assets result from the Company’s acquisition of existing businesses. In accordance with accounting standards related to business combinations, goodwill is not amortized; however, certain finite-lived identifiable intangible assets, primarily customer relationships and acquired technology, are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized. In-process research and development (“IPR&D”) is initially capitalized at fair value and when the IPR&D project is complete, the asset is considered a finite-lived intangible asset and amortized over its estimated useful life. If an IPR&D project is abandoned, an impairment loss equal to the value of the intangible asset is recorded in the period of abandonment. The Company reviews identified intangible assets and goodwill for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company also tests intangible assets with indefinite lives and goodwill for impairment at least annually. Refer to Notes 2 and 11 for additional information about the Company’s goodwill and other intangible assets.
Revenue Recognition—The Company derives revenues primarily from the sale of Life Sciences, Diagnostics and Environmental & Applied Solutions products and services. Revenue is recognized when control of the promised products or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services (the transaction price). A performance obligation is a promise in a contract to transfer a distinct product or service to a customer and is the unit of account under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. For equipment and consumables sold by the Company, control transfers to the customer at a point in time. To indicate the transfer of control, the Company must have a present right to payment, legal title must have passed to the customer, the customer must have the significant risks and rewards of ownership, and where acceptance is not a formality, the customer must have accepted the product or service. The Company’s principal terms of sale are FOB Shipping Point, or equivalent, and, as such, the Company primarily transfers control and records revenue for product sales upon shipment. Sales arrangements with delivery terms that are not FOB Shipping Point are not recognized upon shipment and the transfer of control for revenue recognition is evaluated based on the associated shipping terms and customer obligations. If a performance obligation to the customer with respect to a sales transaction remains to be fulfilled following shipment (typically installation or acceptance by the customer), revenue recognition for that performance obligation is deferred until such commitments have been fulfilled. Returns for products sold are estimated and recorded as a reduction of revenue at the time of sale. Customer allowances and rebates, consisting primarily of volume discounts and other short-term incentive programs, are recorded as a reduction of revenue at the time of sale because these allowances reflect a reduction in the transaction price. Product returns, customer allowances and rebates are estimated based on historical experience and known trends. For extended warranty and service, control transfers to the customer over the term of the arrangement. Revenue for extended warranty and service is recognized based upon the period of time elapsed under the arrangement. Revenue for other long-term contracts is generally recognized based upon the cost-to-cost measure of progress, provided that the Company meets the criteria associated with transferring control of the good or service over time.

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
For a contract with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation on a relative standalone selling price basis using the Company’s best estimate of the standalone selling price of each distinct product or service in the contract. The primary method used to estimate standalone selling price is the price observed in standalone sales to customers. Allocation of the transaction price is determined at the contracts’ inception.
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
Income Taxes—The Company’s income tax expense represents the tax liability for the current year, the tax benefit or expense for the net change in deferred tax liabilities and assets during the year, as well as reserves for unrecognized tax benefits and return to provision adjustments. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the Company’s tax return in future years for which the tax benefit has already been reflected on the Company’s Consolidated Statements of Earnings. The Company establishes valuation allowances for its deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized. Deferred tax liabilities generally represent items that have already been taken as a deduction on the Company’s tax return but have not yet been recognized as an expense in the Company’s Consolidated Statements of Earnings. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income tax expense in the period that includes the enactment date. The Company provides for unrecognized tax benefits when, based upon the technical merits, it is “more likely than not” that an uncertain tax position will not be sustained upon examination.  Judgment is required in evaluating tax positions and determining income tax provisions.  The Company re-evaluates the technical merits of its tax positions and may recognize an uncertain tax benefit in certain circumstances, including when: (1) a tax audit is completed; (2) applicable tax laws change, including a tax case ruling or legislative guidance; or (3) the applicable statute of limitations expires. The Company recognizes potential accrued interest and penalties associated with unrecognized tax positions in income tax expense. Refer to Note 7 for additional information.
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

Derivative Financial Instruments—The Company is neither a dealer nor a trader in derivative instruments. The Company has generally accepted the exposure to transactional exchange rate movements without using derivative instruments to manage this risk, although the Company from time to time partially hedges its net investments in foreign operations against adverse movements in exchange rates through foreign currency-denominated debt and cross-currency swaps. The Company periodically enters into foreign currency forward contracts to mitigate a portion of its foreign currency exchange risk and forward starting swaps to mitigate interest rate risk related to the Company’s debt. The Company also uses cross-currency swap derivative contracts to hedge long-term debt issuances in a foreign currency other than the functional currency of the borrower. When utilized, the derivative instruments are recorded on the Consolidated Balance Sheets as either an asset or liability measured at fair value. To the extent the derivative instrument qualifies as an effective hedge, changes in fair value are recognized in accumulated other comprehensive income (loss) in stockholders’ equity. Changes in the value of the foreign currency denominated debt and cross-currency swaps designated as hedges of the Company’s net investment in foreign operations based on spot rates are recognized in accumulated other comprehensive income (loss) in stockholders’ equity and offset changes in the value of the Company’s foreign currency denominated operations. Refer to Note 15 for additional information.
Accumulated Other Comprehensive Income (Loss)—Accumulated other comprehensive income (loss) refers to certain gains and losses that under U.S. GAAP are included in comprehensive income (loss) but are excluded from net earnings as these amounts are initially recorded as an adjustment to stockholders’ equity. Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. Foreign currency translation adjustments generally relate to indefinite investments in non-U.S. subsidiaries, net of any tax impacts. Cash flow hedge adjustments reflect the gains or losses on the derivative contract designated as the hedging instrument. Pension and postretirement plan benefit adjustments relate to unrecognized prior service credits and actuarial losses. Refer to Notes 15, 16 and 19 for additional information.
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
Pension and Postretirement Benefit Plans—The Company measures its pension and postretirement plans’ assets and its obligations that determine the respective plan’s funded status as of the end of the Company’s fiscal year, and recognizes an asset for a plan’s overfunded status or a liability for a plan’s underfunded status in its balance sheet. Changes in the funded status of the plans are recognized in the year in which the changes occur and reported in comprehensive income (loss). Refer to Note 16 for additional information on the Company’s pension and postretirement plans including a discussion of the actuarial assumptions, the Company’s policy for recognizing the associated gains and losses and the method used to estimate service and interest cost components.
Accounting Standards Recently Adopted—In October 2021, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU requires companies to apply the definition of a performance obligation under ASC 606 to recognize and measure contract assets and contract liabilities (i.e., deferred revenue) relating to contracts with customers acquired in a business combination. Prior to the adoption of this ASU, an acquirer generally recognized assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. The ASU results in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC 606. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company early adopted the ASU effective January 1, 2021 and did not apply the standard to immaterial transactions that occurred in 2021. The impact of the adoption of the ASU was not significant.
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

In November 2021, the FASB issued ASU No. 2021-10 Government Assistance (Topic 832), which requires annual disclosures of transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. These required disclosures include information on the nature of transactions and related accounting policies used to account for transactions, detail on the line items on the balance sheet and income statement affected by these transactions including amounts applicable to each line, and significant terms and conditions of the transactions including commitments and contingencies. The ASU is effective for fiscal years beginning after December 15, 2021. The Company receives various forms of government assistance, primarily through grants related to the development of new products and the expansion of production capacity. During 2021, certain agencies of the U.S. government, including the Biomedical Advanced Research and Development Authority (“BARDA”) within the U.S. Department of Health and Human Services, agreed to finance an expansion of production capacity related to chromatography, liquid cell culture media, buffers and cell culture powder media and single-use consumables at certain of the Company’s Life Sciences businesses and the development of diagnostics testing technologies and the expansion of testing production capacity at certain of the Company’s Diagnostics businesses. The Company’s businesses may enter into similar agreements in the future. In consideration of this financing the U.S. government has certain rights, including rights with respect to the allocation of certain of the incremental production capacity associated with such expansion and/or rights in intellectual property produced with its financial assistance. The amount awarded pursuant to these grants in 2021 totaled $568 million and will be paid over periods ranging from one year to four years. In 2021, the Company received aggregate payments related to government grants of $73 million that offset operating expenses and capital expenditures of $41 million and $32 million, respectively. The Company is still assessing the impact of this ASU and the required disclosures, however, management anticipates the adoption of this ASU will not have a significant impact on the Company’s financial statements.

NOTE 2. ACQUISITIONS
The Company continually evaluates potential acquisitions that either strategically fit with the Company’s existing portfolio or expand the Company’s portfolio into a new and attractive business area. The Company has completed a number of acquisitions that have been accounted for as purchases and have resulted in the recognition of goodwill in the Company’s Consolidated Financial Statements. This goodwill arises because the purchase prices for these businesses exceeds the fair value of acquired identifiable net assets due to the purchase prices reflecting a number of factors including the future earnings and cash flow potential of these businesses, the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers, the competitive nature of the processes by which the Company acquired the businesses, the avoidance of the time and costs which would be required (and the associated risks that would be encountered) to enhance the Company’s existing product offerings to key target markets and enter into new and profitable businesses and the complementary strategic fit and resulting synergies these businesses bring to existing operations.
The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains the information used for the purchase price allocation during due diligence and through other sources. In the months after closing, as the Company obtains additional information about the acquired assets and liabilities, including through tangible and intangible asset appraisals, and learns more about the newly acquired business, it is able to refine the estimates of fair value and more accurately allocate the purchase price. The fair values of acquired intangibles are determined based on estimates and assumptions that are deemed reasonable by the Company. Significant assumptions include the discount rates and certain assumptions that form the basis of the forecasted results of the acquired business including earnings before interest, taxes, depreciation and amortization (“EBITDA”), revenue, revenue growth rates, royalty rates and technology obsolescence rates. These assumptions are forward looking and could be affected by future economic and market conditions. The Company engages third-party valuation specialists who review the Company’s critical assumptions and calculations of the fair value of acquired intangible assets in connection with significant acquisitions. Only facts and circumstances that existed as of the acquisition date are considered for subsequent adjustment. The Company is continuing to evaluate certain pre-acquisition contingencies associated with certain of its 2021 acquisitions and is also in the process of obtaining valuations of certain acquisition-related assets and liabilities in connection with these acquisitions. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.
The following briefly describes the Company’s acquisition activity for the three years ended December 31, 2021.
On August 30, 2021, the Company acquired Aldevron, L.L.C. (“Aldevron”) for a cash purchase price of approximately $9.6 billion (the “Aldevron Acquisition”). Aldevron manufactures high-quality plasmid DNA, mRNA and proteins, serving biotechnology and pharmaceutical customers across research, clinical and commercial applications, and is now part of the Company’s Life Sciences segment. Aldevron generated revenues of approximately $300 million in 2020. The acquisition of Aldevron is expected to provide additional sales and earnings opportunities for the Company by expanding product line diversity, including new product offerings supporting genomic medicine. The Company financed the Aldevron Acquisition using cash on hand and proceeds from the issuance of commercial paper. The Company preliminarily recorded approximately $6.1 billion of goodwill related to the Aldevron Acquisition.
During 2021, in addition to the Aldevron Acquisition, the Company acquired 13 businesses for total consideration of approximately $1.4 billion in cash, net of cash acquired. The businesses acquired complement existing units of each of the Company’s three segments. The Company preliminarily recorded an aggregate of approximately $1.1 billion of goodwill related to these acquisitions. The aggregate annual sales of the 13 other businesses acquired in 2021 at the time of their acquisition, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $100 million.
On March 31, 2020, the Company acquired the Biopharma business of General Electric Company’s (“GE”) Life Sciences division, now known as Cytiva, for a cash purchase price of approximately $20.7 billion (net of approximately $0.1 billion of acquired cash) and the assumption of approximately $0.4 billion of pension liabilities (the “Cytiva Acquisition”). Cytiva is a leading provider of instruments, consumables and software that support the research, discovery, process development and manufacturing workflows of biopharmaceutical drugs. Cytiva is included in the Company’s Life Sciences segment results beginning in the second quarter of 2020. The acquisition has provided and is expected to continue to provide additional sales and earnings growth opportunities for the Company’s Life Sciences segment by expanding the business’ geographic and product line diversity, including new product and service offerings that complement the Company’s current biologics workflow solutions. To fulfill a condition to obtaining certain regulatory approvals for the closing of the transaction, on April 30, 2020 the Company divested certain of its existing product lines in the Life Sciences segment for a cash purchase price, net of cash transferred and transaction costs, of $826 million and recognized a pretax gain on sale of $455 million ($305 million after-tax or $0.42 per diluted common share). The divested product lines in the aggregate generated revenues of approximately $170 million in 2019. The divestiture of these product lines did not represent a strategic shift with a major effect on the Company’s operations and financial results and therefore is not reported as a discontinued operation.
The Company financed the Cytiva Acquisition with approximately $3.0 billion of proceeds from the 2019 underwritten public offerings of its Common Stock and Series A Mandatory Convertible Preferred Stock (“MCPS Series A”), approximately $10.8 billion of proceeds from the 2019 issuance of euro-denominated and U.S. dollar-denominated long-term debt, and approximately $6.9 billion from the aggregate of proceeds from commercial paper borrowings, borrowings under the Company’s Five-Year Facility (as defined below) and cash on hand. The Company recorded approximately $10.2 billion of goodwill related to the Cytiva Acquisition.
During 2020, in addition to the Cytiva Acquisition, the Company acquired four businesses for total consideration of $256 million in cash, net of cash acquired. The businesses acquired complement existing units of the Company’s Life Sciences and Environmental & Applied Solutions segments. The Company recorded an aggregate of $231 million of goodwill related to these acquisitions. The aggregate annual sales of the five businesses acquired in 2020 at the time of their acquisition, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $3.3 billion.
During 2019, the Company acquired five business for total consideration of $331 million in cash, net of cash acquired. The businesses acquired complement existing units of each of the Company’s three segments. The aggregate annual sales of these businesses at the time of their acquisition, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were $72 million. The Company recorded an aggregate of $217 million of goodwill related to these acquisitions.

The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition ($ in millions):

	2021	2020	2019
Trade accounts receivable	$65	$487	$9
Inventories	120	934	9
Property, plant and equipment	162	690	4
Goodwill	7,235	10,402	217
Other intangible assets, primarily technology, customer relationships and trade names	4,021	10,712	113
Trade accounts payable	(23)	(250)	(3)
Pension liabilities	—	(423)	—
Deferred tax liabilities	(367)	(1,167)	—
Other assets and liabilities, net	(177)	(414)	(18)
Net assets acquired	11,036	20,971	331
Less: noncash consideration	(75)	—	—
Net cash consideration	$10,961	$20,971	$331
The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the individually significant acquisition in 2021 discussed above, and all of the other 2021 acquisitions as a group ($ in millions):

	Aldevron	Others	Total
Trade accounts receivable	$46	$19	$65
Inventories	93	27	120
Property, plant and equipment	150	12	162
Goodwill	6,149	1,086	7,235
Other intangible assets, primarily technology, customer relationships and trade names	3,483	538	4,021
Trade accounts payable	(15)	(8)	(23)
Deferred tax liabilities	(249)	(118)	(367)
Other assets and liabilities, net	(73)	(104)	(177)
Net assets acquired	9,584	1,452	11,036
Less: noncash consideration	(23)	(52)	(75)
Net cash consideration	$9,561	$1,400	$10,961

The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the individually significant acquisition in 2020 discussed above, and all of the other 2020 acquisitions as a group ($ in millions):

	Cytiva	Other	Total
Trade accounts receivable	$482	$5	$487
Inventories	930	4	934
Property, plant and equipment	689	1	690
Goodwill	10,171	231	10,402
Other intangible assets, primarily technology, customer relationships and trade names	10,656	56	10,712
Trade accounts payable	(247)	(3)	(250)
Pension liabilities	(423)	—	(423)
Deferred tax liabilities	(1,157)	(10)	(1,167)
Other assets and liabilities, net	(386)	(28)	(414)
Net cash consideration	$20,715	$256	$20,971
Transaction-related costs for the Aldevron Acquisition were $28 million for the year ended December 31, 2021. Additionally, transaction-related costs for the Cytiva Acquisition were $59 million and $93 million for the years ended December 31, 2020 and 2019, respectively. The Company’s earnings for 2021 reflect the pretax impact of $30 million of non-recurring acquisition date fair value adjustments to inventory related to the Aldevron acquisition. In addition, the Company’s earnings for 2021 and 2020 reflect the pretax impact of $46 million and $509 million, respectively, of non-recurring acquisition date fair value adjustments to inventory and deferred revenue related to the Cytiva Acquisition. Transaction-related costs and acquisition-related fair value adjustments attributable to other acquisitions were not material for the years ended December 31, 2021, 2020 or 2019.
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

	2021	2020
Sales	$29,746	$23,471
Net earnings from continuing operations	6,279	3,070
Diluted net earnings per common share from continuing operations (a)	8.41	4.08
(a) Diluted net earnings per common share from continuing operations is calculated by adding the interest on the Company’s Liquid Yield Option Notes (“LYONs”) to net earnings from continuing operations and deducting the MCPS dividends from net earnings from continuing operations for the anti-dilutive MCPS shares.
The 2021 unaudited pro forma sales and net earnings from continuing operations set forth above were adjusted to exclude the pretax impact of $30 million of non-recurring acquisition date fair value adjustments to inventory related to the Aldevron Acquisition and $46 million of non-recurring acquisition date fair value adjustments to inventory and deferred revenue related to the Cytiva Acquisition. The 2020 unaudited pro forma net earnings from continuing operations were adjusted to include the impact of these items. In addition, acquisition-related transaction costs of $28 million for the year ended December 31, 2021 related to the Aldevron Acquisition and acquisition-related transaction costs of $59 million for the year ended December 31, 2020 associated with the Cytiva Acquisition were excluded from pro forma net earnings from continuing operations.
The pretax gain of $455 million ($305 million after-tax) related to the divestiture of certain product lines that was required as a condition to obtaining certain regulatory approvals for the closing of the Cytiva Acquisition was also excluded from the 2020 pro forma net earnings.

NOTE 3. DISCONTINUED OPERATIONS
Fortive Corporation Separation
On July 2, 2016, the Company completed the separation of its former Test & Measurement segment, Industrial Technologies segment (excluding the product identification businesses) and retail/commercial petroleum business by distributing to Danaher stockholders on a pro rata basis all of the issued and outstanding common stock of Fortive Corporation (“Fortive”), the entity the Company incorporated to hold such businesses. For the year ended December 31, 2021, the Company recorded an income tax benefit of $86 million related to the release of previously provided reserves associated with uncertain tax positions on certain of the Company’s tax returns which were jointly filed with Fortive entities. These reserves were released due to the expiration of statutes of limitations for those returns. This income tax benefit is included in earnings from discontinued operations, net of income taxes in the accompanying Consolidated Statements of Earnings.
Envista Holdings Corporation Disposition
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
The accounting requirements for reporting Envista as a discontinued operation were met when the Split-Off was completed. Accordingly, the Consolidated Financial Statements for all periods presented reflect this business as a discontinued operation. The Company allocated a portion of the consolidated interest expense to discontinued operations based on the ratio of the discontinued business’ net assets to the Company’s consolidated net assets. Envista had revenues of approximately $2.6 billion in 2019 prior to the exchange offer.
As a result of the Envista Disposition, the Company incurred $69 million in IPO and Separation-related costs during the year ended December 31, 2019, which are reflected in earnings from discontinued operations, net of income taxes in the accompanying Consolidated Statements of Earnings. These costs primarily relate to professional fees associated with preparation of regulatory filings and activities within finance, tax, legal and information technology functions as well as certain investment banking fees and tax costs.
Danaher used a portion of the consideration received from Envista to redeem $875 million in aggregate principal amount of outstanding indebtedness in the fourth quarter of 2019 (consisting of the Company’s 2.4% senior unsecured notes due 2020 and 5.0% senior unsecured notes due 2020). The Company incurred make-whole premiums in connection with the redemption of $7 million ($5 million after-tax). The Company used the balance of the consideration it received from Envista to redeem commercial paper borrowings as they matured.
In connection with the Envista IPO and Separation, Danaher and Envista entered into various agreements to effect the disposition and provide a framework for their relationship after the Envista Separation, including a separation agreement, transition services agreement, employee matters agreement, tax matters agreement, intellectual property matters agreement and DANAHER BUSINESS SYSTEM (“DBS”) license agreement. These agreements provide for the allocation between Danaher and Envista of assets, employees, liabilities and obligations (including investments, property and employee benefits and tax-

related assets and liabilities) attributable to periods prior to, at and after Envista’s separation from Danaher and govern certain relationships between Danaher and Envista after the Envista Separation. In addition, Danaher is also party to various commercial agreements with Envista entities. The amounts paid and received by Danaher for transition services provided under the above agreements as well as sales and purchases to and from Envista were not material to the Company’s results of operations for the years ended December 31, 2021, 2020 and 2019.
The key components of income from Envista from discontinued operations for the year ended December 31, 2019 were as follows ($ in millions):

Sales	$2,610
Cost of sales	(1,177)
Selling, general and administrative expenses	(1,095)
Research and development expenses	(152)
Other income (expense), net	2
Interest expense	(9)
Income from discontinued operations before income taxes	179
Gain on disposition of Envista before income taxes	451
Earnings from discontinued operations before income taxes	630
Income taxes	(41)
Earnings from discontinued operations, net of income taxes	589
Net earnings attributable to noncontrolling interest	(13)
Net earnings from discontinued operations attributable to common stockholders	$576

NOTE 4. NET EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS
Basic net earnings per share from continuing operations (“EPS”) is calculated by taking net earnings from continuing operations less the MCPS dividends divided by the weighted average number of common shares outstanding for the applicable period. Diluted net EPS from continuing operations is computed by taking net earnings from continuing operations plus the interest accrued on the Company’s LYONs (prior to their redemption in January 22, 2021) less the MCPS dividends divided by the weighted average number of common shares outstanding increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased with the proceeds from the issuance of the potentially dilutive shares. For the years ended December 31, 2021 and 2019, no options to purchase shares were excluded from the diluted earnings per share calculation. For the year ended December 31, 2020, 1 million options to purchase shares were excluded from the diluted earnings per share calculation, as the impact of their inclusion would have been anti-dilutive.
Basic and diluted EPS are computed independently for each quarter and annual period, which involves the use of different weighted-average share count figures relating to quarterly and annual periods. As a result, and after factoring the effect of rounding to the nearest cent per share, the sum of prior quarter-to-date EPS figures may not equal annual EPS.
The impact of the MCPS Series A calculated under the if-converted method was dilutive for the year ended December 31, 2021, and as such 11.0 million shares underlying the MCPS Series A were included in the calculation of diluted EPS for the year ended December 31, 2021 and the related MCPS Series A dividends of $78 million were excluded from the calculation of net earnings for diluted EPS for the period.
The impact of the MCPS Series B calculated under the if-converted method was anti-dilutive for the year ended December 31, 2021, and as such 8.6 million shares underlying the MCPS Series B were excluded from the diluted EPS calculation for the year ended December 31, 2021 and the related MCPS Series B dividends of $86 million were included in the calculation of net earnings for diluted EPS for the period.
The impact of the MCPS Series A and Series B calculated under the if-converted method was anti-dilutive for the years ended December 31, 2020 and 2019, and as such, 17.1 million and 10.0 million shares, respectively, underlying the MCPS Series A and Series B were excluded from the calculation of diluted EPS and the related MCPS Series A and Series B dividends of $136 million and $68 million, respectively, were included in the calculation of net earnings for diluted EPS for the period.

Information related to the calculation of net earnings per common share from continuing operations for the years ended December 31 is summarized as follows ($ and shares in millions, except per share amounts):

	2021	2020	2019
Numerator:
Net earnings from continuing operations	$6,347	$3,646	$2,432
MCPS dividends	(164)	(136)	(68)
Net earnings from continuing operations attributable to common stockholders for Basic EPS	6,183	3,510	2,364
Adjustment for interest on convertible debentures	—	1	2
Adjustment for MCPS dividends for dilutive MCPS	78	—	—
Net earnings from continuing operations attributable to common stockholders after assumed conversions for Diluted EPS	$6,261	$3,511	$2,366

Denominator:
Weighted average common shares outstanding used in Basic EPS	714.6	706.2	715.0
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	11.2	11.4	8.9
Assumed conversion of the convertible debentures	—	1.1	1.6
Weighted average MCPS converted shares	11.0	—	—
Weighted average common shares outstanding used in Diluted EPS	736.8	718.7	725.5

Basic EPS from continuing operations	$8.65	$4.97	$3.31
Diluted EPS from continuing operations	$8.50	$4.89	$3.26

NOTE 5. REVENUE
The following table presents the Company’s revenues disaggregated by geographical region and revenue type ($ in millions). Sales taxes and other usage-based taxes collected from customers are excluded from revenues.

	Life Sciences	Diagnostics	Environmental & Applied Solutions	Total
Year ended December 31, 2021:
Geographical region:
North America	$5,433	$4,365	$2,031	$11,829
Western Europe	4,037	1,840	1,088	6,965
Other developed markets	876	481	118	1,475
High-growth markets (a)	4,612	3,158	1,414	9,184
Total	$14,958	$9,844	$4,651	$29,453

Revenue type:
Recurring	$10,528	$8,607	$2,660	$21,795
Nonrecurring	4,430	1,237	1,991	7,658
Total	$14,958	$9,844	$4,651	$29,453

Year ended December 31, 2020:
Geographical region:
North America	$3,919	$3,182	$1,910	$9,011
Western Europe	2,939	1,375	1,009	5,323
Other developed markets	754	423	122	1,299
High-growth markets (a)	2,964	2,423	1,264	6,651
Total	$10,576	$7,403	$4,305	$22,284

Revenue type:
Recurring	$7,400	$6,143	$2,435	$15,978
Nonrecurring	3,176	1,260	1,870	6,306
Total	$10,576	$7,403	$4,305	$22,284

Year ended December 31, 2019:
Geographical region:
North America	$2,596	$2,531	$1,885	$7,012
Western Europe	1,876	1,132	1,049	4,057
Other developed markets	585	402	125	1,112
High-growth markets (a)	1,894	2,496	1,340	5,730
Total	$6,951	$6,561	$4,399	$17,911

Revenue type:
Recurring	$4,411	$5,524	$2,372	$12,307
Nonrecurring	2,540	1,037	2,027	5,604
Total	$6,951	$6,561	$4,399	$17,911
(a) The Company defines high-growth markets as developing markets of the world experiencing extended periods of accelerated growth in gross domestic product and infrastructure which include Eastern Europe, the Middle East, Africa, Latin America and Asia (with the exception of Japan, Australia and New Zealand). The Company defines developed markets as all markets that are not high-growth markets.
The Company sells equipment to customers as well as consumables and services, some of which customers purchase on a recurring basis. Consumables sold for use with the equipment sold by the Company are typically critical to the use of the equipment and are typically used on a one-time or limited basis, requiring frequent replacement in the customer’s operating cycle. Examples of these consumables include reagents used in diagnostic tests, chromatography resins used for research and bioprocessing, filters used in filtration, separation and purification processes and cartridges for marking and coding equipment. Additionally, some of the Company’s consumables are used on a standalone basis, such as water treatment solutions. The Company separates its goods and services between those typically sold to a customer on a recurring basis and those typically sold to a customer on a nonrecurring basis. Recurring revenue includes revenue from consumables, services and OTLs. Nonrecurring revenue includes sales from equipment and STLs. OTLs and STLs are included in the above revenue amounts. For the years ended December 31, 2021, 2020 and 2019, lease revenue was $483 million, $473 million and $463 million, respectively.
Remaining Performance Obligations
Remaining performance obligations represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period. Remaining performance obligations include noncancelable purchase orders, the non-lease portion of minimum purchase commitments under long-term consumable supply arrangements, extended warranty and service and other long-term contracts. These remaining performance obligations do not include revenue from contracts with customers with an original term of one year or less, revenue from long-term consumable supply arrangements with no minimum purchase requirements or revenue expected from purchases made in excess of the minimum purchase requirements or revenue from equipment leased to customers. While the remaining performance obligation disclosure is similar in concept to backlog, the definition of remaining performance obligations excludes leases and contracts that provide the customer with the right to cancel or terminate for convenience with no substantial penalty, even if historical experience indicates the likelihood of cancellation or termination is remote. Additionally, the Company has elected to exclude contracts with customers with an original term of one year or less from remaining performance obligations while these contracts are included within backlog.
As of December 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $4.5 billion. The Company expects to recognize revenue on approximately 54% of the remaining performance obligations over the next 12 months, 24% over the subsequent 12 months, and the remainder recognized thereafter.
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
Contract Assets—Most of the Company’s long-term contracts are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in billing occurring subsequent to revenue recognition resulting in contract assets. Contract assets are generally classified as other current assets in the Consolidated Balance Sheets. The balance of contract assets as of December 31, 2021 and 2020 was $75 million and $65 million, respectively.
Contract Liabilities—The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities that are classified as either current or long-term in the Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of December 31, 2021 and 2020, contract liabilities were approximately $1.8 billion and $1.4 billion, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheets. The increase in the contract liability balance during the years ended December 31, 2021 and 2020 was primarily a result of cash payments received in advance of satisfying performance obligations and acquisitions, partially offset by revenue recognized during the year that was included in the opening contract liability balance. Revenue recognized during the years ended December 31, 2021 and 2020 that was included in the opening contract liability balance was approximately $1.1 billion and $638 million, respectively.
Contract Costs—The Company capitalizes certain direct incremental costs incurred to obtain a contract, typically sales-related commissions, where the amortization period for the related asset is greater than one year. These costs are amortized over the contract term or a longer period, generally the expected life of the customer relationship if renewals are expected and the renewal commission is not commensurate with the initial commission. Contract costs are classified as current or long-term other assets in the Consolidated Balance Sheets based on the timing of when the Company expects to recognize the expense and are generally amortized into earnings on a straight-line basis (which is consistent with the transfer of control for the related goods or services). Management assesses these costs for impairment at least quarterly and as “triggering” events occur that indicate it is more likely than not that an impairment exists. The balance of contract costs as of December 31, 2021 and 2020 were not significant. Amortization expense related to these costs for the years ended December 31, 2021 and 2020 was also not significant. The costs to obtain a contract where the amortization period for the related asset is one year or less are expensed as incurred and recorded within selling, general and administrative expenses in the accompanying Consolidated Statements of Earnings.

NOTE 6. SEGMENT INFORMATION
The Company operates and reports its results in three separate business segments consisting of the Life Sciences, Diagnostics and Environmental & Applied Solutions segments. When determining the reportable segments, the Company aggregated operating segments based on their similar economic and operating characteristics. Operating profit represents total revenues less operating expenses, excluding nonoperating income and expense, loss on early extinguishment of borrowings, interest and income taxes. Operating profit amounts in the Other segment consist of unallocated corporate costs and other costs not considered part of management’s evaluation of reportable segment operating performance. The identifiable assets by segment are those used in each segment’s operations. Intersegment amounts are not significant and are eliminated to arrive at consolidated totals.
Detailed segment data for the years ended December 31 is as follows ($ in millions):

	2021	2020	2019
Sales:
Life Sciences	$14,958	$10,576	$6,951
Diagnostics	9,844	7,403	6,561
Environmental & Applied Solutions	4,651	4,305	4,399
Total	$29,453	$22,284	$17,911

Operating profit:
Life Sciences	$4,367	$2,054	$1,401
Diagnostics	2,313	1,538	1,134
Environmental & Applied Solutions	1,054	979	1,052
Other	(269)	(340)	(318)
Total	$7,465	$4,231	$3,269

Depreciation and amortization of intangible assets:
Life Sciences	$1,441	$1,053	$487
Diagnostics	614	602	582
Environmental & Applied Solutions	106	110	111
Other	7	10	9
Total	$2,168	$1,775	$1,189

The following table presents additional detailed segment data for the years ended December 31 ($ in millions):

	2021	2020	2019
Identifiable assets:
Life Sciences	$57,886	$48,919	$22,381
Diagnostics	15,054	15,042	14,442
Environmental & Applied Solutions	4,882	5,083	4,882
Other	5,362	7,117	20,377
Total	$83,184	$76,161	$62,082

Capital expenditures, gross:
Life Sciences	$595	$306	$143
Diagnostics	644	447	435
Environmental & Applied Solutions	54	36	54
Other	1	2	4
Total	$1,294	$791	$636
Operations in Geographical Areas:

	Year Ended December 31
($ in millions)	2021	2020	2019
Sales:
United States	$11,283	$8,616	$6,660
China	3,975	2,688	2,308
Germany	1,482	1,238	1,013
All other (each country individually less than 5% of total sales)	12,713	9,742	7,930
Total	$29,453	$22,284	$17,911

Property, plant and equipment, net:
United States	$1,799	$1,317	$1,077
Sweden	513	553	32
United Kingdom	260	214	163
Germany	223	207	163
All other (each country individually less than 5% of total property, plant and equipment, net)	995	971	867
Total	$3,790	$3,262	$2,302
Sales by Major Product Group:

	Year Ended December 31
($ in millions)	2021	2020	2019
Analytical and physical instrumentation	$2,620	$2,443	$2,464
Research and medical products	24,802	17,979	13,512
Product identification	2,031	1,862	1,935
Total	$29,453	$22,284	$17,911

NOTE 7. INCOME TAXES
Earnings from continuing operations before income taxes for the years ended December 31 were as follows ($ in millions):

	2021	2020	2019
United States	$2,500	$1,655	$854
Non-U.S.	5,098	2,840	2,451
Total	$7,598	$4,495	$3,305
The provision for income taxes from continuing operations for the years ended December 31 were as follows ($ in millions):

	2021	2020	2019
Current:
Federal U.S.	$183	$(321)	$453
Non-U.S.	1,134	580	800
State and local	163	72	35
Deferred:
Federal U.S.	(156)	530	(297)
Non-U.S.	(23)	(16)	(128)
State and local	(50)	4	10
Income tax provision	$1,251	$849	$873
Noncurrent deferred tax assets and noncurrent deferred tax liabilities are included in other assets and other long-term liabilities, respectively, in the accompanying Consolidated Balance Sheets. Deferred income tax assets and liabilities as of December 31 were as follows ($ in millions):

	2021	2020
Deferred tax assets:
Allowance for doubtful accounts	$19	$24
Inventories	93	99
Pension and postretirement benefits	105	259
Environmental and regulatory compliance	38	27
Other accruals and prepayments	348	341
Stock-based compensation expense	76	68
Operating lease liabilities	252	215
Tax credit and loss carryforwards	544	569
Valuation allowances	(242)	(264)
Total deferred tax asset	1,233	1,338
Deferred tax liabilities:
Property, plant and equipment	(79)	(50)
Insurance, including self-insurance	(520)	(713)
Basis difference in LYONs	—	(11)
Operating lease right-of-use assets	(235)	(204)
Goodwill and other intangibles	(3,962)	(3,814)
Total deferred tax liability	(4,796)	(4,792)
Net deferred tax liability	$(3,563)	$(3,454)
The Company evaluates the future realizability of tax credits and loss carryforwards considering the anticipated future earnings of the Company’s subsidiaries as well as tax planning strategies in the associated jurisdictions. Deferred taxes associated with U.S. entities consist of net deferred tax liabilities of approximately $2.1 billion and $1.9 billion as of December 31, 2021 and 2020, respectively. Deferred taxes associated with non-U.S. entities consist of net deferred tax liabilities of approximately $1.5 billion and $1.6 billion as of December 31, 2021 and 2020, respectively. During 2021, the Company’s valuation allowance decreased by $22 million primarily from the use of tax attributes which were previously not realizable. As of December 31, 2021, the total amount of the basis difference in investments indefinitely reinvested outside the United States for which deferred taxes have not been provided is approximately $11.2 billion. The income taxes applicable to repatriating such earnings are not readily determinable. As of December 31, 2021, the Company had no plans which would subject these basis differences to income taxes in the United States or elsewhere.
The Tax Cuts and Jobs Act (“TCJA”) imposes tax on U.S. shareholders for global intangible low-taxed income (“GILTI”) earned by certain non-U.S. subsidiaries. The Company has elected the period cost method for its accounting for GILTI.
The effective income tax rate from continuing operations for the years ended December 31 varies from the U.S. statutory federal income tax rate as follows:

	Percentage of Pretax Earnings
	2021	2020	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
State income taxes (net of federal income tax benefit)	1.1%	1.1%	0.8%
Non-U.S. rate differential	(2.0)%	(1.6)%	(1.4)%
Resolution and expiration of statutes of limitation of uncertain tax positions	(3.0)%	(0.7)%	(2.1)%
Research credits, uncertain tax positions and other	0.5%	0.7%	9.3%
Excess tax benefits from stock-based compensation	(1.1)%	(1.6)%	(1.2)%
Effective income tax rate	16.5%	18.9%	26.4%
The Company’s effective tax rate for 2021, 2020 and 2019 differs from the U.S. federal statutory rate of 21.0%, due to the Company’s earnings outside the United States that are indefinitely reinvested and taxed at rates different than the U.S. federal statutory rate as well as the impact of the following:
•The effective tax rate of 16.5% in 2021 includes net tax benefits primarily related to the release of reserves for uncertain tax positions from the expiration of statutes of limitation, audit settlements and excess tax benefits from stock-based compensation, partially offset by changes in estimates associated with prior period uncertain tax positions. These items decreased the reported rate on a net basis by 3.5%.
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
•The effective tax rate of 26.4% in 2019 includes 650 basis points of tax charges related primarily to changes in estimates associated with prior period uncertain tax positions, audit settlements, and Envista Disposition costs, net of the release of reserves for uncertain tax positions due to the expiration of statutes of limitation, release of valuation allowances associated with certain non-U.S. tax credits, tax benefits resulting from changes in tax law and excess tax benefits from stock-based compensation.
The Company made income tax payments related to both continuing and discontinued operations of approximately $1.7 billion, $1.1 billion and $847 million in 2021, 2020 and 2019, respectively. Current income taxes payable related to both continuing and discontinued operations has been reduced by $118 million, $110 million and $79 million in 2021, 2020 and 2019, respectively, for tax deductions attributable to stock-based compensation, of which, the excess tax benefit over the amount recorded for financial reporting purposes for both continuing and discontinued operations was $95 million, $85 million and $55 million, respectively. The excess tax benefits have been recorded as reductions to the current income tax provision and are reflected as operating cash inflows in the accompanying Consolidated Statements of Cash Flows.
Included in deferred income taxes as of December 31, 2021 are tax benefits for U.S. and non-U.S. net operating loss carryforwards totaling $427 million ($172 million of which the Company does not expect to realize and have corresponding valuation allowances). Certain of the losses can be carried forward indefinitely and others can be carried forward to various dates from 2022 through 2041. In addition, the Company had general business and non-U.S. tax credit carryforwards of $117 million ($58 million of which the Company does not expect to realize and have corresponding valuation allowances) as of December 31, 2021, which can be carried forward to various dates from 2022 to 2031. In addition, as of December 31, 2021, the Company had $12 million of valuation allowances related to other deferred tax asset balances that are not more likely than not of being realized.
As of December 31, 2021, gross unrecognized tax benefits totaled approximately $1.1 billion (approximately $1.2 billion, net of the impact of $58 million of indirect tax benefits offset by $163 million associated with potential interest and penalties). As of December 31, 2020, gross unrecognized tax benefits totaled approximately $1.2 billion (approximately $1.4 billion, net of the impact of $148 million of indirect tax benefits offset by $354 million associated with potential interest and penalties). The Company recognized approximately $182 million of net tax benefits from the reversal of potential interest and penalties during 2021, and $41 million and $227 million of net tax expense from potential interest and penalties during 2020 and 2019, respectively, related to both continuing and discontinued operations associated with uncertain tax positions. To the extent unrecognized tax benefits (including interest and penalties) are recognized with respect to uncertain tax positions, approximately $1.1 billion and $1.4 billion as of December 31, 2021 and 2020, respectively, would reduce the tax expense and effective tax rate in future periods. The Company recognized interest and penalties related to unrecognized tax benefits within income taxes in the accompanying Consolidated Statements of Earnings. Unrecognized tax benefits and associated accrued interest and penalties are included in taxes, income and other accrued expenses as detailed in Note 13.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding amounts accrued for potential interest and penalties related to both continuing and discontinued operations, is as follows ($ in millions):

	2021	2020	2019
Unrecognized tax benefits, beginning of year	$1,175	$1,181	$986
Additions based on tax positions related to the current year	47	47	71
Additions for tax positions of prior years	166	24	197
Reductions for tax positions of prior years	(100)	(20)	(16)
Acquisitions, divestitures and other	53	(30)	7
Lapse of statute of limitations	(219)	(13)	(51)
Settlements	(4)	(38)	(12)
Effect of foreign currency translation	(23)	24	(1)
Unrecognized tax benefits, end of year	$1,095	$1,175	$1,181
The Company conducts business globally, and files numerous consolidated and separate income tax returns in the U.S. federal, state and non-U.S. jurisdictions. The non-U.S. countries in which the Company has a significant presence include China, Denmark, Germany, Singapore, Sweden, Switzerland and the United Kingdom. Excluding these jurisdictions, the Company believes that a change in the statutory tax rate of any individual non-U.S. country would not have a material effect on the Company’s Consolidated Financial Statements given the geographic dispersion of the Company’s taxable income.
The Company and its subsidiaries are routinely examined by various U.S. and non-U.S. taxing authorities. The Internal Revenue Service (“IRS”) has completed substantially all of the examinations of the Company’s federal income tax returns through 2015 and is currently examining certain of the Company’s federal income tax returns for 2016 through 2018. In addition, the Company has subsidiaries in Austria, Belgium, Canada, China, Denmark, France, Germany, India, Japan, Korea, Switzerland, the United Kingdom and various other countries, states and provinces that are currently under audit for years ranging from 2004 through 2020.
During the year ended December 31, 2020, the Company settled the IRS audits of its federal income tax returns for 2012 through 2015. In the audit, the IRS proposed significant adjustments to the Company’s taxable income of approximately $2.7 billion related to the deferral of tax on certain premium income related to the Company’s self-insurance programs. For income tax purposes, the recognition of certain premium income has been deferred in accordance with U.S. tax laws related to insurance. While the settlement of these matters was not material to the Company’s financial statements, the settlement does not preclude the IRS from proposing similar adjustments in future audits and the IRS has continued to examine the deferral of premium income related to self-insurance programs in its examination of the Company’s federal income tax returns for 2016 through 2018. The examination is ongoing and to date, the IRS has not proposed any adjustments related to the Company’s self-insurance programs. Due to the enactment of the TCJA in 2017 and the resulting reduction in the U.S. corporate tax rate for years after 2017, the Company remeasured its deferred tax liabilities related to the temporary differences associated with this deferred premium income from 35.0% to 21.0%. If the IRS proposes adjustments related to the Company’s self-insurance premiums with respect to years prior to the adoption of the TCJA and the Company is unsuccessful in defending its position, any taxes owed to the IRS may be computed under the previous 35.0% statutory tax rate and the Company may be required to remeasure the related deferred tax liabilities from 21.0% to 35.0%, which in addition to any interest due on the amounts assessed, would require a charge to future earnings. Management believes the positions the Company has taken in its U.S. tax returns are in accordance with the relevant tax laws.
Tax authorities in Denmark have issued tax assessments related to interest accrued by certain of the Company’s subsidiaries for the years 2004 through 2015. During the first quarter of 2021, the Company received a notice from the Danish tax authorities that included a significant reduction in the interest amounts imposed on the original tax assessments. Taking into account the revised interest amounts, the assessments total approximately DKK 2.1 billion including interest accrued to date (approximately $317 million based on the exchange rate as of December 31, 2021). The Company’s appeal of the tax assessments with the Danish National Tax Tribunal has been put on hold awaiting the final outcome of other preceding withholding tax cases that have been brought before the Danish High Court. Management believes the positions the Company has taken in Denmark are in accordance with the relevant tax laws and is vigorously defending its positions. The Company intends on pursuing this matter through the Danish High Court should the appeal to the Danish National Tax Tribunal be unsuccessful. While the ultimate resolution of this matter is uncertain and could take many years, as a result of the payments the Company has previously made related to these assessments in order to mitigate further interest accruals, the Company does not expect the resolution of this matter will have a future material adverse impact to the Company’s financial statements, including its cash flow and effective tax rate.
Management estimates that it is reasonably possible that the amount of unrecognized tax benefits related to continuing operations may be reduced by approximately $58 million within 12 months as a result of resolution of worldwide tax matters, payments of tax audit settlements and/or statute of limitations expirations. Future resolution of uncertain tax positions related to discontinued operations may result in additional charges or credits to earnings from discontinued operations in the Consolidated Statements of Earnings (refer to Note 3).
The Company operates in various non-U.S. jurisdictions where income tax incentives and rulings have been granted for specific periods of time. In Switzerland, the Company has various tax rulings and tax holiday arrangements which reduce the overall effective tax rate of the Company. The tax holidays expire between 2022 and 2027. In Singapore, the Company operates under various tax incentive agreements that provide for reduced tax rates. Subject to the Company satisfying certain requirements, the agreements expire in 2022.  As of December 31, 2021, the Company had satisfied the conditions enumerated in these agreements. Included in the accompanying Consolidated Financial Statements are tax benefits of $59 million, $43 million and $71 million (or $0.08, $0.06 and $0.10 per diluted common share) for 2021, 2020 and 2019, respectively, from these rulings and tax holidays.

NOTE 8. OTHER OPERATING EXPENSES
Effective July 24, 2021, the Company’s indirect, wholly-owned subsidiary, Beckman Coulter, Inc. (“Beckman”), entered into a series of related agreements with Quidel Corporation and a subsidiary thereof (“Quidel”) to resolve litigation that Beckman initiated against Quidel and to modify and partially terminate the related prior commercial arrangement. Pursuant to the related agreements, the dispute regarding Beckman’s ability to compete in B-type Naturietic Peptide (“BNP”) test related activities has been settled, allowing Beckman to research, develop, manufacture and distribute BNP type tests. Beckman’s commitment to supply certain BNP test kits to Quidel has also been terminated. Beckman also obtained the right to distribute and sell the BNP assay currently sold by Quidel. As consideration under the agreements, Beckman will pay Quidel predominantly fixed payments of approximately $75 million per year through 2029 (subject to proration in 2021). The Company engaged a third-party valuation specialist to assist in determining the value of the elements of the transaction. The present value of the payments to Quidel is estimated to be $581 million, of which $547 million was recorded as a pretax contract settlement expense primarily due to the unfavorable nature of the prior arrangement (consisting of a cash charge of $5 million and a noncash charge of $542 million) in the third quarter of 2021 related to the modification and partial termination of the prior commercial arrangement and resolution of the associated litigation. The Company also capitalized $34 million in intangible assets, comprised of proprietary technology, customer relationships and the use of a trade name acquired in the settlement, which represent a noncash investing activity. Due to the extended payment terms of the arrangement, the arrangement represents a noncash financing activity of $576 million. Over the period of the arrangement, the cash payments related to servicing the obligation due to Quidel will be recorded as cash outflows from financing activities and the payments related to the imputed interest on the obligation due to Quidel will be recorded as cash outflows from operating activities in the Consolidated Statements of Cash Flows.

NOTE 9. NONOPERATING INCOME (EXPENSE)
The following sets forth the components of the Company’s other income (expense), net ($ in millions):

	2021	2020	2019
Other components of net periodic benefit costs	$42	$16	$12
Investment gains (losses):
Realized investment gains (losses)	120	25	—
Unrealized investment gains (losses)	281	(7)	—
Total investment gains (losses)	401	18	—
Gains on sale of product lines	13	455	—
Other	—	5	—
Total other income (expense), net	$456	$494	$12
Other Components of Net Period Benefit Costs
The Company disaggregates the service cost component of net periodic benefit costs of noncontributory defined benefit pension plans and other postretirement employee benefit plans and presents the other components of net periodic benefit cost in other income (expense), net. These other components of net period benefit costs include the assumed rate of return on plan assets, partially offset by amortization of actuarial losses and interest. The Company’s net periodic pension cost for the year ended December 31, 2019 includes a settlement loss of $7 million ($6 million after-tax) as a result of the transfer of a portion of its non-U.S. pension liabilities related to one defined benefit plan to a third-party.
Investment Gains (Losses)
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
Gains on Sale of Product Lines
During 2021 the Company divested certain product lines for a cash purchase price, net of cash transferred and transaction costs, of $26 million and recognized a pretax gain on sale of $13 million ($10 million after-tax). The divested product lines generated revenues of approximately $88 million in the Environmental & Applied Solutions segment in 2020. The divestiture of these product lines did not represent a strategic shift with a major effect on the Company’s operations and financial results and therefore is not reported as a discontinued operation.
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
Loss on Early Extinguishment of Borrowings
In the fourth quarter of 2021, the Company redeemed the €800 million aggregate principal amount of 2.5% senior unsecured notes due 2025 at a redemption price equal to the outstanding principal amount and a make-whole premium as specified in the applicable indenture, plus accrued and unpaid interest. The Company recorded a loss on early extinguishment of these borrowings related to the payment of the make-whole premiums and deferred costs in connection with the redemption of $96 million ($73 million after-tax), which is reflected as a loss on early extinguishment of borrowings in the Consolidated Statements of Earnings.

In the fourth quarter of 2020, the Company redeemed the €800 million aggregate principal amount of 1.7% senior unsecured notes due 2022 at a redemption price equal to the outstanding principal amount and a make-whole premium as specified in the applicable indenture, plus accrued and unpaid interest. The Company recorded a loss of $26 million ($20 million after-tax) on early extinguishment of these borrowings, including deferred costs, related to the payment of the make-whole premiums in connection with the redemption which is reflected as a loss on early extinguishment of borrowings in the Consolidated Statements of Earnings.
In the fourth quarter of 2019, Danaher used a portion of the consideration received from Envista to redeem $875 million in aggregate principal amount of outstanding indebtedness (consisting of the Company’s 2.4% senior unsecured notes due 2020 and 5.0% senior unsecured notes due 2020). The Company incurred make-whole premiums, as specified in the applicable indenture, in connection with the redemption of $7 million ($5 million after-tax) which is reflected as a loss on early extinguishment of borrowings in the Consolidated Statements of Earnings.

NOTE 10. LEASES
The Company has operating leases for office space, warehouses, distribution centers, research and development facilities, manufacturing locations and certain equipment, primarily automobiles. Many leases include one or more options to renew, some of which include options to extend the leases for up to 30 years, and some leases include options to terminate the leases within 30 days. In certain of the Company’s lease agreements, the rental payments are adjusted periodically to reflect actual charges incurred for common area maintenance, utilities, inflation and/or changes in other indexes. The Company’s finance leases were not material as of December 31, 2021 and 2020. Right-of-use (“ROU”) assets arising from finance leases are included in property, plant and equipment, net and the liabilities are included in notes payable and current portion of long-term debt and long-term debt in the accompanying Consolidated Balance Sheets.
The Consolidated Financial Statements include the following amounts related to operating leases where the Company is the lessee ($ in millions):

	2021	2020	2019
Consolidated Statements of Earnings
Fixed operating lease expense (a)	$246	$216	$196
Variable operating lease expense	59	46	45
Total operating lease expense	$305	$262	$241

Consolidated Statements of Cash Flows
Cash paid for amounts included in the measurement of operating lease liabilities	$243	$221	$202
ROU assets obtained in exchange for operating lease obligations	289	246	145

Consolidated Balance Sheets		December 31, 2021	December 31, 2020
Lease Assets and Liabilities	Classification
Operating lease ROU assets	Other long-term assets	$1,041	$942

Operating lease liabilities - current	Accrued expenses and other liabilities	$207	$189
Operating lease liabilities - long-term	Other long-term liabilities	889	785
Total operating lease liabilities		$1,096	$974

Weighted average remaining lease term		8 years	7 years
Weighted average discount rate		2.7%	2.8%
(a) Includes short-term leases and sublease income, both of which were immaterial.

The following table presents the maturity of the Company’s operating lease liabilities as of December 31, 2021 ($ in millions):

2022	$232
2023	190
2024	160
2025	130
2026	105
Thereafter	400
Total operating lease payments	1,217
Less: imputed interest	(121)
Total operating lease liabilities	$1,096
As of December 31, 2021, the Company had no additional significant operating or finance leases that had not yet commenced.

NOTE 11. GOODWILL AND OTHER INTANGIBLE ASSETS
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
As of December 31, 2021, the Company had five reporting units for goodwill impairment testing. As of the date of the 2021 annual impairment test, the carrying value of the goodwill included in each individual reporting unit ranged from $515 million to approximately $31.6 billion. No goodwill impairment charges were recorded for the years ended December 31, 2021, 2020 and 2019 and no “triggering” events have occurred subsequent to the performance of the 2021 annual impairment test. The factors used by management in its impairment analysis are inherently subject to uncertainty. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and a charge would need to be taken against net earnings.
The following is a rollforward of the Company’s goodwill by segment ($ in millions):

	Life Sciences	Diagnostics	Environmental & Applied Solutions	Total
Balance, January 1, 2020	$13,472	$6,901	$2,340	$22,713
Attributable to 2020 acquisitions	10,291	—	111	10,402
Attributable to 2020 divestitures	(181)	—	—	(181)
Adjustments due to finalization of purchase price allocations	(3)	—	—	(3)
Foreign currency translation and other	2,233	181	75	2,489
Balance, December 31, 2020	25,812	7,082	2,526	35,420
Attributable to 2021 acquisitions	7,077	110	48	7,235
Attributable to 2021 divestitures	—	—	(12)	(12)
Adjustments due to finalization of purchase price allocations	(11)	—	—	(11)
Foreign currency translation and other	(1,240)	(148)	(60)	(1,448)
Balance, December 31, 2021	$31,638	$7,044	$2,502	$41,184
The increase in the goodwill balance of the Life Sciences segment in the year ended December 31, 2021 is primarily a result of the Aldevron Acquisition. Refer to Note 2 for more detail.

Finite-lived intangible assets are amortized over their legal or estimated useful life. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets as of December 31 ($ in millions):

	2021		2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangibles:
Patents and technology	$14,377	$(2,281)	$12,526	$(1,539)
Customer relationships, trade names and other intangibles	9,547	(3,748)	9,355	(3,235)
Total finite-lived intangibles	23,924	(6,029)	21,881	(4,774)
Indefinite-lived intangibles:
Trademarks and trade names	4,948	—	4,175	—
Total intangibles	$28,872	$(6,029)	$26,056	$(4,774)
During 2021, the Company acquired finite-lived intangible assets, consisting primarily of developed technology, customer relationships and trade names, with a weighted average life of 13 years primarily as a result of the Aldevron Acquisition. During 2020, the Company acquired finite-lived intangible assets, consisting primarily of developed technology, customer relationships and trade names, with a weighted average life of 17 years primarily as a result of the Cytiva Acquisition. Refer to Note 2 for additional information on the intangible assets acquired.
The Company reviews identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Indefinite-lived intangibles are subject to impairment testing at least annually or more frequently if events or changes in circumstances indicate that potential impairment exists. The Company identified impairment triggers during the first quarter of 2021 in the Diagnostics segment and the first and third quarters of 2020 in the Diagnostics and Environmental & Applied Solutions segments which resulted in the impairment of certain long-lived assets, including trade names and other intangible assets. In 2021 and 2020, the Company recorded impairment charges totaling $10 million and $22 million, respectively, related to these long-lived assets in selling, general and administrative expenses in the Consolidated Statements of Earnings.
Total intangible amortization expense in 2021, 2020 and 2019 was $1,450 million, $1,138 million and $625 million, respectively. The increase in intangible amortization expense in 2021 and 2020 was primarily as a result of the Aldevron and Cytiva acquisitions and the amortization of the associated finite-lived intangible assets. Based on the intangible assets recorded as of December 31, 2021, amortization expense is estimated to be approximately $1.5 billion during 2022, $1.5 billion during 2023, $1.5 billion during 2024, $1.5 billion during 2025 and $1.4 billion during 2026.

NOTE 12. FAIR VALUE MEASUREMENTS
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

A summary of financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Year Ended December 31		Quoted Prices in Active Market (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	2021	2020	2021	2020	2021	2020	2021	2020
Assets:
Available-for-sale debt securities	$20	$27	$—	$—	$20	$27	$—	$—
Investment in equity securities	336	176	88	6	—	—	—	—
Cross-currency swap derivative contracts	50	—	—	—	50	—	—	—
Liabilities:
Cross-currency swap derivative contracts	—	622	—	—	—	622	—	—
Available-for-sale debt securities, which are included in other long-term assets in the accompanying Consolidated Balance Sheets, are measured at fair value using quoted prices reported by investment brokers and dealers based on the underlying terms of the security and comparison to similar securities traded on an active market. As of December 31, 2021 and 2020, available-for-sale debt securities primarily include U.S. Treasury Notes and corporate debt securities.
The Company’s investments in equity securities consist of investments in publicly traded equity securities and investments in non-marketable equity securities. The publicly traded securities are classified as Level 1 in the fair value hierarchy as they are measured based on quotes in active markets. For the non-marketable equity securities, the Company estimates the fair value of the investments in equity securities based on the measurement alternative and adjusts for impairments and observable price changes with a same or similar security from the same issuer within net earnings (the “Fair Value Alternative”). The Company’s investments in these equity securities are not classified in the fair value hierarchy due to the use of these measurement methods. Additionally, the Company is a limited partner in partnerships that invest primarily in early-stage companies. While the partnerships record these investments at fair value, the Company’s investments in the partnerships are accounted for under the equity method of accounting and are not subject to fair value measurement disclosures. As of December 31, 2021 and 2020, the Company’s equity method investments included investments in partnerships with a carrying value of approximately $1.3 billion and $453 million, respectively. During the years ended December 31, 2021 and 2020, the Company recorded net realized and unrealized gains of $401 million and $18 million, respectively, related to changes in the fair value of the Company’s investments in equity securities and the Company’s equity in earnings of the partnerships that reflect the changes in fair value of the investments of the partnerships. Refer to Note 9 for additional information on gains and losses on the Company’s investments, including investments in the partnerships. No significant realized or unrealized gains or losses were recorded in 2019 with respect to these investments.
The cross-currency swap derivative contracts are used to partially hedge the Company’s net investments in non-U.S. operations against adverse movements in exchange rates between the U.S. dollar and the Danish kroner, Japanese yen, euro and Swiss franc. The Company also uses cross-currency swap derivative contracts to hedge the exchange rate exposure from long-term debt issuances in a foreign currency other than the functional currency of the borrower. The cross-currency swap derivative contracts are classified as Level 2 in the fair value hierarchy as they are measured using the income approach with the relevant interest rates and current foreign currency exchange rates and forward curves as inputs. Refer to Note 15 for additional information.
Fair Value of Other Financial Instruments
The carrying amounts and fair values of the Company’s other financial instruments as of December 31 were as follows ($ in millions):

	2021		2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt obligations:
Notes payable and current portion of long-term debt	$8	$8	$11	$11
Long-term debt	22,168	22,796	21,193	23,004
As of December 31, 2021 and 2020, short and long-term borrowings were categorized as Level 1. The fair value of long-term borrowings was based on quoted market prices. The difference between the fair value and the carrying amounts of long-term borrowings (other than the Company’s LYONs due 2021) prior to their redemption on January 22, 2021) is attributable to changes in market interest rates and/or the Company’s credit ratings subsequent to the incurrence of the borrowing. In the case of the LYONs, differences in the fair value from the carrying value were attributable to changes in the price of the Company’s common stock due to the LYONs’ conversion features. The fair values of borrowings with original maturities of one year or less, as well as cash and cash equivalents, trade accounts receivable, net and trade accounts payable approximate their carrying amounts due to the short-term maturities of these instruments.
Refer to Note 16 for information related to the fair value of the Company sponsored defined benefit pension plan assets.

NOTE 13. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities as of December 31 were as follows ($ in millions):

	2021		2020
	Current	Noncurrent	Current	Noncurrent
Compensation and benefits	$1,371	$269	$1,393	$178
Pension and postretirement benefits	72	876	69	1,502
Taxes, income and other	707	4,750	552	4,951
Deferred revenue and customer advance payments	1,613	213	1,212	205
Sales and product allowances	221	2	200	2
Operating lease liabilities	207	889	189	785
Cross-currency swap derivative liabilities	—	—	622	—
Contract settlement financing payable	75	481	—	—
Other	1,297	219	1,105	166
Total	$5,563	$7,699	$5,342	$7,789

NOTE 14. FINANCING
The components of the Company’s debt as of December 31 were as follows (amounts in millions):

	Outstanding Amount
Description and Aggregate Principal Amount	2021	2020
U.S. dollar-denominated commercial paper	$1,440	$—
Euro-denominated commercial paper (€1.2 billion and €500 million, respectively)	1,366	611
Zero-coupon LYONs due 1/22/2021	—	24
0.352% senior unsecured notes due 3/16/2021 (¥30.0 billion) (the “2021 Yen Notes”)	—	290
Floating rate senior unsecured notes due 6/30/2022 (€250 million) (the “Floating Rate 2022 Euronotes”)	284	305
2.05% senior unsecured notes due 11/15/2022 (the “2022 Biopharma Notes”)	699	698
0.5% senior unsecured bonds due 12/08/2023 (CHF 540 million) (the “2023 CHF Bonds”)	592	611
1.7% senior unsecured notes due 3/30/2024 (€900 million) (the “2024 Euronotes”)	1,021	1,096
2.2% senior unsecured notes due 11/15/2024 (the “2024 Biopharma Notes”)	698	697
2.5% senior unsecured notes due 7/08/2025 (€800 million) (the “2025 Euronotes”)	—	975
3.35% senior unsecured notes due 9/15/2025 (the “2025 U.S. Notes”)	498	498
0.2% senior unsecured notes due 3/18/2026 (€1.3 billion) (the “2026 Biopharma Euronotes”)	1,416	1,520
2.1% senior unsecured notes due 9/30/2026 (€800 million) (the “2026 Euronotes”)	907	975
0.3% senior unsecured notes due 5/11/2027 (¥30.8 billion) (the “2027 Yen Notes”)	267	297
1.2% senior unsecured notes due 6/30/2027 (€600 million) (the “2027 Euronotes”)	680	729
0.45% senior unsecured notes due 3/18/2028 (€1.3 billion) (the “2028 Biopharma Euronotes”)	1,413	1,518
1.125% senior unsecured bonds due 12/08/2028 (CHF 210 million) (the “2028 CHF Bonds”)	233	241
2.6% senior unsecured notes due 11/15/2029 (the “2029 Biopharma Notes”)	795	795
2.5% senior unsecured notes due 3/30/2030 (€800 million) (the “2030 Euronotes”)	910	978
0.75% senior unsecured notes due 9/18/2031 (€1.8 billion) (the “2031 Biopharma Euronotes”)	1,980	2,127
0.65% senior unsecured notes due 5/11/2032 (¥53.2 billion) (the “2032 Yen Notes”)	461	514
1.35% senior unsecured notes due 9/18/2039 (€1.3 billion) (the “2039 Biopharma Euronotes”)	1,406	1,511
3.25% senior unsecured notes due 11/15/2039 (the “2039 Biopharma Notes”)	890	889
4.375% senior unsecured notes due 9/15/2045 (the “2045 U.S. Notes”)	499	499
1.8% senior unsecured notes due 9/18/2049 (€750 million) (the “2049 Biopharma Euronotes”)	844	907
3.4% senior unsecured notes due 11/15/2049 (the “2049 Biopharma Notes”)	889	889
2.6% senior unsecured notes due 10/01/2050 (the “2050 U.S. Notes”)	980	979
2.8% senior unsecured notes due 12/10/2051 (the “2051 U.S. Notes”)	983	—
Other	25	31
Total debt	22,176	21,204
Less: currently payable	(8)	(11)
Long-term debt	$22,168	$21,193
Debt discounts, premiums and debt issuance and other related costs totaled $130 million and $132 million as of December 31, 2021 and 2020, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of debt table above.
Commercial Paper Programs and Credit Facilities
In 2019, the Company entered into a $5.0 billion unsecured revolving credit facility with a syndicate of banks that expires on August 27, 2024, subject to a one-year extension option at the request of the Company with the consent of the lenders (the “Five-Year Facility”). The Five-Year Facility also contains an expansion option permitting Danaher to request up to five increases of up to an aggregate additional $2.5 billion from lenders that elect to make such increase available, upon the satisfaction of certain conditions. At the same time, the Company entered into a $5.0 billion 364-day unsecured revolving credit facility with a syndicate of banks that was scheduled to expire on August 26, 2020 (the “Superseded 364-Day Facility”). In 2020, the Company replaced the Superseded 364-Day Facility with a $2.5 billion 364-day unsecured revolving credit facility with a syndicate of banks that was scheduled to expire on June 4, 2021 and then terminated such credit facility on December 31, 2020 (the “Terminated 364-Day Credit Facility”). In 2020, the Company borrowed $2.5 billion under the Five-Year Facility and $2.5 billion under the Superseded 364-Day Facility for general corporate purposes (including payment of a portion of the purchase price for the Cytiva Acquisition and repayment of certain commercial paper obligations as they matured). All amounts borrowed under the credit facilities referenced above were repaid in 2020.
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
The Five-Year Facility requires the Company to maintain a consolidated leverage ratio (as defined in the facility) of 0.65 to 1.00 or less. Borrowings under the Five-Year Facility are prepayable at the Company’s option at any time in whole or in part without premium or penalty. As of December 31, 2021, no borrowings were outstanding under the Five-Year Facility and the Company was in compliance with all covenants under the facilities. The nonperformance by any member of the Five-Year Facility syndicates would reduce the maximum capacity of the Five-Year Facility by such member’s commitment amount.
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
Under the Company’s U.S. dollar and euro-denominated commercial paper programs, the Company or a subsidiary of the Company, as applicable, may issue and sell unsecured, short-term promissory notes. The notes are typically issued at a discount from par, generally based on the ratings assigned to the Company by credit rating agencies at the time of the issuance and prevailing market rates. The Five-Year Facility provides liquidity support for issuances under the Company’s commercial paper programs, and can also be used for working capital and other general corporate purposes. The availability of the Five-Year Facility as a standby liquidity facility to repay maturing commercial paper is an important factor in maintaining the existing credit ratings of the Company’s commercial paper programs. As commercial paper obligations mature, the Company may issue additional short-term commercial paper obligations to refinance all or part of these borrowings. As of December 31, 2021, borrowings outstanding under the Company’s U.S. dollar and euro commercial paper programs had a weighted average annual interest rate of negative 0.06% and a weighted average remaining maturity of approximately 23 days. As of December 31, 2021, the Company has classified approximately $2.8 billion of its borrowings outstanding under the U.S. dollar and euro-denominated commercial paper programs, $284 million of borrowings outstanding under the Floating Rate 2022 Euronotes and $699 million of borrowings under the 2022 Biopharma Notes as long-term debt in the accompanying Consolidated Balance Sheet (even though such borrowings are scheduled to mature within one year of December 31, 2021) as the Company had the intent and ability, as supported by availability under the Five-Year Facility, to refinance these borrowings for at least one year from the balance sheet date.
The Company’s ability to access the commercial paper market, and the related costs of these borrowings, is affected by the strength of the Company’s credit rating and market conditions. Any downgrade in the Company’s credit rating would increase the cost of borrowings under the Company’s commercial paper program and the Five-Year Facility, and could limit or preclude the Company’s ability to issue commercial paper. If the Company’s access to the commercial paper market is adversely affected due to a credit downgrade, change in market conditions or otherwise, the Company expects it would rely on a combination of available cash, operating cash flow, the Five-Year Facility and any other available sources of financing to provide short-term funding. In such event, the cost of borrowings under the Five-Year Facility or other available sources of financing could be higher than the cost of commercial paper borrowings.

2021 Debt Issuances
In 2021, Danaher Corporation completed an underwritten public offering of U.S. dollar-denominated senior unsecured notes due 2051. The following summarizes the key terms of the offerings in aggregate ($ in millions):

	Issue Date	Aggregate Principal Amount	Stated Annual Interest Rate	Issue Price (as % of Principal Amount)	Maturity Date	Interest Payment Dates (in arrears)
2051 U.S. Notes	December 10, 2021	$1,000	2.8%	99.396%	December 10, 2051	June 10 and December 10
The Company received net proceeds from the notes issued on December 10, 2021, after underwriting discounts and commissions and offering expenses, of approximately $984 million. The proceeds from the issuance have been and will be used for general corporate purposes, including the redemption of the €800 million aggregated principal amount of 2.5% senior unsecured notes due 2025.
Covenants and Redemption Provisions Applicable to Notes
With respect to the 2027 and 2032 Yen Notes; the 2024, 2025 (prior to their repayment in the fourth quarter of 2021), 2026, 2027 and 2030 Euronotes; the 2025, 2045, 2050 and 2051 U.S. Notes; the 2022, 2024, 2029, 2039 and 2049 Biopharma Notes; and the 2026, 2028, 2031, 2039 and 2049 Biopharma Euronotes, at any time prior to the applicable maturity date, the Company may redeem the applicable series of notes in whole or in part, by paying the principal amount accrued and unpaid interest and, until the par call date specified in the applicable indenture or comparable governing document, the “make-whole” premium specified therein (and in the case of the Yen Notes, net of certain swap-related gains or losses as applicable). With respect to each of the 2023 and 2028 CHF Bonds, at any time after 85% or more of the applicable bonds have been redeemed or purchased and canceled, the Company may redeem some or all of the remaining bonds for their principal amount plus accrued and unpaid interest. With respect to the 2021 (prior to their repayment in the first quarter of 2021), 2027 and 2032 Yen Notes; Floating Rate 2022, 2024, 2025 (prior to their repayment in the fourth quarter of 2021), 2026, 2027 and 2030 Euronotes; the 2023 and 2028 CHF Bonds; and the 2026, 2028, 2031, 2039 and 2049 Biopharma Euronotes, the Company may redeem such notes and bonds upon the occurrence of specified, adverse changes in tax laws, or interpretations under such laws, at a redemption price equal to the principal amount of the bonds to be redeemed.
If a change of control triggering event occurs with respect to any of the 2021 (prior to their repayment in the first quarter of 2021), 2027 and 2032 Yen Notes; the 2022, Floating Rate 2022, 2024, 2025 (prior to their repayment in the fourth quarter of 2021), 2026, 2027 and 2030 Euronotes; the 2025, 2045, 2050 and 2051 U.S. Notes; the 2023 and 2028 CHF Bonds; the 2022, 2024, 2029, 2039 and 2049 Biopharma Notes; or the 2026, 2028, 2031, 2039 and 2049 Biopharma Euronotes, each holder of such notes may require the Company to repurchase some or all of such notes and bonds at a purchase price equal to 101% (100% in the case of the 2027 and 2032 Yen Notes) of the principal amount of the notes and bonds, plus accrued and unpaid interest (and in the case of the Yen Notes, certain swap-related losses as applicable). A change of control triggering event means the occurrence of both a change of control and a rating event, each as defined in the applicable indenture or comparable governing document. Except in connection with a change of control triggering event, the Company does not have any credit rating downgrade triggers that would accelerate the maturity of a material amount of outstanding debt. Each holder of the 2027 and 2032 Yen Notes may also require the Company to repurchase some or all of its notes at a purchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest and certain swap-related losses as applicable, in certain circumstances whereby such holder comes into violation of economic sanctions laws as a result of holding such notes.
The respective indentures or comparable governing documents under which the above-described notes and bonds were issued contain customary covenants including, for example, limits on the incurrence of secured debt and sale-leaseback transactions. None of these covenants are considered restrictive to the Company’s operations and as of December 31, 2021, the Company was in compliance with all of its debt covenants.
LYONs
In 2001, the Company issued $830 million (value at maturity) in LYONs. Pursuant to the terms of the indenture that governs the Company’s LYONs, each $1,000 of principal amount at maturity could be converted into 38.1998 shares of Danaher common stock at any time on or before the maturity date of January 22, 2021.
During the year ended December 31, 2021, holders of certain of the Company’s LYONs converted such LYONs into an aggregate of approximately 912 thousand shares of the Company’s common stock, par value $0.01 per share. The Company’s deferred tax liability of $10 million associated with the book and tax basis difference in the converted LYONs was transferred to additional paid-in capital. The residual LYONS not converted into shares of the Company’s stock were redeemed at face value on January 22, 2021.

Long-Term Debt Repayments
The ¥30.0 billion aggregate principal amount of the 2021 Yen Notes were repaid during the first quarter of 2021 using proceeds from the issuance of euro-denominated commercial paper. During 2021, 2020 and 2019, the Company redeemed certain outstanding borrowings in advance of their scheduled maturities. Refer to Note 9 for details of these redemptions and the related losses on early extinguishment of borrowings incurred on such redemptions.
Guarantors of Debt
The Company has guaranteed long-term debt issued by certain of its wholly-owned subsidiaries. The Floating Rate 2022 Euronotes, 2025 Euronotes (prior to their repayment in the fourth quarter of 2021) and 2027 Euronotes were issued by DH Europe Finance S.A. (“Danaher International”). The 2022 Biopharma Notes, 2024 Biopharma Notes, 2026 Biopharma Euronotes, 2028 Biopharma Euronotes, 2029 Biopharma Notes, 2031 Biopharma Euronotes, 2039 Biopharma Euronotes, 2039 Biopharma Notes, 2049 Biopharma Euronotes, and 2049 Biopharma Notes were issued by DH Europe Finance II S.a.r.l. (“Danaher International II”). The 2023 CHF Bonds and 2028 CHF Bonds were issued by DH Switzerland Finance S.A. (“Danaher Switzerland”). The 2021 Yen Notes (prior to their repayment in the first quarter of 2021), 2027 Yen Notes and 2032 Yen Notes were issued by DH Japan Finance S.A. (“Danaher Japan”). Each of Danaher International, Danaher International II, Danaher Switzerland and Danaher Japan are wholly-owned finance subsidiaries of Danaher Corporation. All of the outstanding and future securities issued by each of these entities are or will be fully and unconditionally guaranteed by the Company and these guarantees rank on parity with the Company’s unsecured and unsubordinated indebtedness.
Other
The Company’s minimum principal payments for the next five years are as follows ($ in millions):

2022	$8
2023	4,367
2024	1,710
2025	490
2026	2,323
Thereafter	13,278
The Company made interest payments of $452 million, $331 million and $129 million in 2021, 2020 and 2019, respectively. Interest payments increased in 2021 due primarily to the increase in outstanding debt in 2021 and 2020 and the year-over-year increase in make-whole premiums on the early extinguishment of debt. Proceeds from these borrowings as well as available cash balances were used to fund the acquisition of Aldevron and for general corporate purposes.

NOTE 15. HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses cross-currency swap derivative contracts to partially hedge its net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the Danish kroner, Japanese yen, euro and Swiss franc. The cross-currency swap derivative contracts are agreements to exchange fixed-rate payments in one currency for fixed-rate payments in another currency. These contracts effectively convert U.S. dollar-denominated bonds to obligations denominated in Danish kroner, Japanese yen, euro and Swiss franc, and partially offset the impact of changes in currency rates on the Company’s foreign currency denominated net investments. These contracts also reduce the interest rate from the stated interest rates on the U.S. dollar-denominated debt to the interest rates of the swaps. The changes in the spot rate of these instruments are recorded in accumulated other comprehensive income (loss) in stockholders’ equity, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated other comprehensive income (loss). Any ineffective portions of the cash flow hedges are reclassified from accumulated other comprehensive income (loss) into earnings during the period of change. The interest income or expense from these swaps are recorded in interest expense in the accompanying Consolidated Statements of Earnings consistent with the classification of interest expense attributable to the underlying debt. These instruments mature on dates ranging from September 2025 to December 2031.
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
The Company has also issued foreign currency denominated long-term debt as partial hedges of its net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the euro, Japanese yen and Swiss franc. These foreign currency denominated long-term debt issuances are designated and qualify as nonderivative hedging instruments. Accordingly, the foreign currency translation of these debt instruments is recorded in accumulated other comprehensive income (loss), offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated other comprehensive income (loss). Any ineffective portions of net investment hedges are reclassified from accumulated other comprehensive income (loss) into earnings during the period of change. These instruments mature on dates ranging from January 2022 to May 2032.
The Company used interest rate swap agreements to hedge the variability in cash flows due to changes in benchmark interest rates related to a portion of the U.S. debt the Company issued to fund the Cytiva Acquisition and a portion of the 2051 Notes. These contracts effectively fixed the interest rate for a portion of the Company’s U.S. dollar-denominated debt equal to the notional amount of the swaps to the rate specified in the interest rate swap agreements and were settled in November 2019 and December 2021, respectively. The changes in the fair value of these instruments were recorded in accumulated other comprehensive income (loss) in stockholders’ equity prior to the issuance of the debt and are subsequently being reclassified to interest expense over the life of the related debt.
The following table summarizes the notional values as of December 31, 2021 and 2020 and pretax impact of changes in the fair values of instruments designated as net investment hedges and cash flow hedges in accumulated other comprehensive income (“OCI”) for the year then ended ($ in millions):

	Original Notional Amount	Notional Amount Outstanding	Gain (Loss) Recognized in OCI	Amounts Reclassified from OCI
Year ended December 31, 2021:
Net investment hedges:
Cross-currency contracts	$3,875	$3,000	$130	$—
Foreign currency denominated debt	3,883	3,883	333	—
Cash flow hedges:
Cross-currency contracts	4,000	4,000	542	(283)
Interest rate swaps	1,600	—	(19)	3
Total	$13,358	$10,883	$986	$(280)

Year ended December 31, 2020:
Net investment hedges:
Cross-currency contracts	$2,875	$2,000	$(104)	$—
Foreign currency denominated debt	4,573	4,573	(418)	—
Cash flow hedges:
Cross-currency contracts	4,000	4,000	(432)	359
Interest rate swaps	850	—	—	2
Total	$12,298	$10,573	$(954)	$361
Gains or losses related to the net investment hedges are classified as foreign currency translation adjustments in the schedule of changes in OCI in Note 19, as these items are attributable to the Company’s hedges of its net investment in foreign operations. Gains or losses related to the cash flow hedges are classified as cash flow hedge adjustments in the schedule of changes in OCI in Note 19. The amount reclassified from other comprehensive income (loss) for the cross-currency swap derivative contracts that are cash flow hedges of the Company’s U.S. dollar-denominated debt was equal to the remeasurement amount recorded in the period on the hedged debt.
The Company did not reclassify any other deferred gains or losses related to net investment hedges or cash flow hedges from accumulated other comprehensive income (loss) to earnings during the years ended December 31, 2021 and 2020. In addition, the Company did not have any ineffectiveness related to net investment hedges or cash flow hedges during the years ended December 31, 2021 and 2020. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in all other investing activities in the accompanying Consolidated Statements of Cash Flows. The cash inflows and outflows associated with the Company’s derivative contracts designated as cash flow hedges are classified in cash flows from operating activities in the accompanying Consolidated Statements of Cash Flows.
The Company’s derivative instruments, as well as its nonderivative debt instruments designated and qualifying as net investment hedges, were classified as of December 31 in the Company’s Consolidated Balance Sheets as follows ($ in millions):

	2021	2020
Derivative assets:
Prepaid expenses and other current assets	$50	$—

Derivative liabilities:
Accrued expenses and other liabilities	—	622

Nonderivative hedging instruments:
Long-term debt	3,883	4,573
Amounts related to the Company’s derivatives expected to be reclassified from accumulated other comprehensive income (loss) to net earnings during the next 12 months, if interest rates and foreign exchange rates remain unchanged, are not significant.

NOTE 16. PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFIT PLANS
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

The following sets forth the funded status of the U.S. pension, non-U.S. pension and postretirement benefit plans as of the most recent actuarial valuations using measurement dates of December 31 ($ in millions):

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Benefits
	2021	2020	2021	2020	2021	2020
Change in pension benefit obligation:
Benefit obligation at beginning of year	$(2,718)	$(2,468)	$(2,161)	$(1,446)	$(148)	$(139)
Service cost	—	—	(44)	(40)	—	—
Interest cost	(44)	(69)	(19)	(22)	(2)	(4)
Employee/retiree contributions	—	—	(7)	(6)	(2)	(2)
Benefits and other expenses paid	167	165	59	59	14	12
Acquisitions and other	—	(96)	—	(436)	—	—
Actuarial gain (loss)	63	(273)	112	(106)	3	(15)
Amendments, settlements and curtailments	—	23	18	4	—	—
Foreign exchange rate impact	—	—	98	(168)	—	—
Benefit obligation at end of year	(2,532)	(2,718)	(1,944)	(2,161)	(135)	(148)
Change in plan assets:
Fair value of plan assets at beginning of year	2,125	1,866	1,331	1,138	—	—
Actual return on plan assets	335	227	80	104	—	—
Employer contributions	10	140	50	51	12	11
Employee contributions	—	—	7	6	2	1
Amendments and settlements	—	(22)	(10)	(7)	—	—
Benefits and other expenses paid	(167)	(165)	(59)	(59)	(14)	(12)
Acquisitions and other	—	79	—	30	—	—
Foreign exchange rate impact	—	—	(39)	68	—	—
Fair value of plan assets at end of year	2,303	2,125	1,360	1,331	—	—
Funded status	$(229)	$(593)	$(584)	$(830)	$(135)	$(148)
The largest contributor to the net actuarial gains affecting the benefit obligations in 2021 U.S. pension and non-U.S. pension plans and the postretirement benefit plans is increases in the discount rates in 2021 compared to 2020. The largest contributor to the net losses affecting the benefit obligation in 2020 for the U.S. pension and non-U.S. pension plans and the postretirement benefit plans is decreases in the discount rates in 2020 compared to 2019.
Projected benefit obligation (“PBO”) and fair value of plan assets for pension plans and postretirement benefit plans with PBO’s in excess of plan assets ($ in millions):

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Benefits
	2021	2020	2021	2020	2021	2020
Projected benefit obligation	$2,532	$2,718	$1,125	$1,366	$135	$148
Fair value of plan assets	2,303	2,125	357	441	—	—
Accumulated benefit obligation (“ABO”) and fair value of plan assets for pension plans and postretirement benefit plans with ABO’s in excess of plan assets ($ in millions):

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Benefits
	2021	2020	2021	2020	2021	2020
Accumulated benefit obligation	$2,532	$2,718	$1,184	$1,257	$135	$148
Fair value of plan assets	2,303	2,125	521	434	—	—

Weighted average assumptions used to determine benefit obligations at date of measurement:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Benefits
	2021	2020	2021	2020	2021	2020
Discount rate	2.7%	2.3%	1.4%	1.1%	2.6%	2.1%
Rate of compensation increase	N/A	N/A	2.6%	2.5%	N/A	N/A
In 2021, the medical trend rate used to determine the postretirement benefit obligation was 5.3%. The rate decreases gradually over a period of 24 to 25 years to an ultimate rate of 4.0% by 2046 and remains at that level thereafter. In 2020, the medical trend rate used to determine the postretirement benefit obligation was 5.5%, gradually decreasing to an ultimate rate of 4.5% by 2037 and remaining at that level thereafter. The trend rate is a significant factor in determining the amounts reported.
Components of net periodic pension and postretirement benefit (cost) ($ in millions):

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Benefits
	2021	2020	2021	2020	2021	2020
Service cost	$—	$—	$(44)	$(40)	$—	$—
Interest cost	(44)	(69)	(19)	(22)	(2)	(4)
Expected return on plan assets	123	121	42	37	—	—
Amortization of prior service (cost) credit	(1)	(1)	1	1	2	2
Amortization of net loss	(46)	(37)	(11)	(10)	(2)	(1)
Curtailment and settlement gains (losses) recognized	—	—	(1)	(1)	—	—
Net periodic pension benefit (cost)	$32	$14	$(32)	$(35)	$(2)	$(3)
The components of the net periodic benefit (cost) of the noncontributory defined benefit pension plans and other postretirement employee benefit plans other than service cost are included in other income (expense), net in the Consolidated Statements of Earnings.
Weighted average assumptions used to determine net periodic pension benefit (cost) at date of measurement:

	U.S. Plans		Non-U.S. Plans
	2021	2020	2021	2020
Discount rate	2.3%	3.2%	1.1%	1.4%
Expected long-term return on plan assets	6.8%	7.0%	3.3%	3.4%
Rate of compensation increase	N/A	N/A	2.5%	2.4%
The discount rate reflects the market rate on December 31 of the prior year for high-quality fixed-income investments with maturities corresponding to the Company’s benefit obligations and is subject to change each year. For non-U.S. pension plans, rates appropriate for each plan are determined based on investment-grade instruments with maturities approximately equal to the average expected benefit payout under the plan. During 2021, the Company updated the mortality assumptions used to estimate the projected benefit obligation to reflect updated mortality tables.
Included in accumulated other comprehensive income (loss) as of December 31, 2021 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credit of $8 million ($6 million, after-tax) and unrecognized actuarial losses of approximately $720 million ($548 million, after-tax). The unrecognized losses and prior service cost, net, is calculated as the difference between the actuarially determined projected benefit obligation and the value of the plan assets less accrued pension costs as of December 31, 2021.
Included in accumulated other comprehensive income (loss) as of December 31, 2021 are the following amounts that have not yet been recognized in net periodic postretirement benefit cost: unrecognized prior service credits of $12 million ($9 million, after-tax) and unrecognized actuarial losses of $23 million ($17 million, after-tax). The unrecognized losses and prior service credits, net, is calculated as the difference between the actuarially determined projected benefit obligation and the value of the plan assets less accrued benefit costs as of December 31, 2021.
Selection of Expected Rate of Return on Assets
For the years ended December 31, 2021, 2020 and 2019, the Company used an expected long-term rate of return assumption of 6.75%, 7.00%, and 7.00%, respectively, for its U.S. defined benefit pension plan. The Company intends to use an expected long-term rate of return assumption of 6.75% for 2022 for its U.S. plan. This expected rate of return reflects the asset allocation of the plan, and is based primarily on broad, publicly-traded equity and fixed-income indices and forward-looking estimates of active portfolio and investment management. Long-term rate of return on asset assumptions for the non-U.S. plans were determined on a plan-by-plan basis based on the composition of assets and ranged from 0.3% to 5.0% in 2021 and 0.5% to 5.0% in 2020, with a weighted average rate of return assumption of 3.3% in 2021 and 3.4% in 2020.
Pension Plan Assets
The U.S. pension plan’s goal is to maintain between 60% and 70% of its assets in equity portfolios, which are invested in individual equity securities or funds that are expected to mirror broad market returns for equity securities or in assets with characteristics similar to equity investments, such as venture capital funds and partnerships. Asset holdings are periodically rebalanced when equity holdings are outside this range. The balance of the U.S. plan asset portfolio is invested in bond funds, real estate funds, various absolute and real return funds and private equity funds. Non-U.S. plan assets are invested in various insurance contracts, equity and debt securities as determined by the administrator of each plan. The value of the plan assets directly affects the funded status of the Company’s pension plans recorded in the Consolidated Financial Statements.
The Company has certain investments that are valued using Net Asset Value (“NAV”) as the practical expedient. In addition, certain of the investments valued using NAV as the practical expedient have limits on their redemption to monthly, quarterly, semiannually or annually and require up to 90 days prior written notice. These investments valued using NAV consist of mutual funds, venture capital funds, partnerships, real estate, and other private investments, which allow the Company to allocate investments across a broad array of types of funds and diversify the portfolio.
The fair values of the Company’s pension plan assets for both the U.S. and non-U.S. plans as of December 31, 2021 and 2020, by asset category were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Cash and equivalents	$85	$175	$—	$—	$—	$—	$85	$175
Equity securities:
Common stock	486	503	—	—	—	—	486	503
Preferred stock	2	6	—	—	—	—	2	6
Fixed income securities:
Corporate bonds	—	—	47	42	—	—	47	42
Government issued	—	—	46	58	—	—	46	58
Mutual funds	223	244	248	51	—	—	471	295
Insurance contracts	—	—	357	354	—	—	357	354
Total	$796	$928	$698	$505	$—	$—	1,494	1,433
Investments measured at NAV (a):
Common/collective trusts							1,073	1,198
Venture capital, partnerships and other private investments							1,096	825
Total assets at fair value							$3,663	$3,456
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
Expected Contributions
During 2022, the Company’s cash contribution requirements for its U.S. and its non-U.S. defined benefit pension plans are expected to be approximately $10 million and $48 million, respectively. During 2022, the Company’s cash contribution requirements for its other postretirement benefit plans are expected to be approximately $14 million. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contributions, local practices, market conditions, interest rates and other factors.
The following sets forth benefit payments, which reflect expected future service, as appropriate, expected to be paid by the plans in the periods indicated ($ in millions):

	U.S. Pension Plans	Non-U.S. Pension Plans	Postretirement Benefit Plans	All Plans
2022	$193	$55	$15	$263
2023	193	61	13	267
2024	191	60	12	263
2025	190	60	12	262
2026	189	64	11	264
2027 - 2031	751	341	45	1,137
Other Matters
Substantially all employees not covered by defined benefit plans are covered by defined contribution plans, which generally provide for Company funding based on a percentage of compensation.
A limited number of the Company’s subsidiaries participate in multiemployer defined benefit and contribution plans, primarily outside of the United States, that require the Company to periodically contribute funds to the plan. The risks of participating in a multiemployer plan differ from the risks of participating in a single-employer plan in the following respects: (1) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers, (2) if a participating employer ceases contributing to the plan, the unfunded obligations of the plan may be required to be borne by the remaining participating employers and (3) if the Company elects to stop participating in the plan, the Company may be required to pay the plan an amount based on the unfunded status of the plan. None of the multiemployer plans in which the Company’s subsidiaries participate are considered to be quantitatively or qualitatively significant, either individually or in the aggregate. In addition, contributions made to these plans during 2021, 2020 and 2019 were not significant, either individually or in the aggregate.
The Company’s net periodic pension cost for the year ended December 31, 2019 includes a settlement loss of $7 million ($6 million after-tax) as a result of the transfer of a portion of its non-U.S. pension liabilities related to one defined benefit plan to a third-party. Expense for all defined benefit and defined contribution pension plans amounted to $245 million, $224 million and $203 million for the years ended December 31, 2021, 2020 and 2019, respectively.
NOTE 17. COMMITMENTS
Warranties
The Company generally accrues estimated warranty costs at the time of sale. In general, manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly and appropriately maintained. Warranty periods depend on the nature of the product and range from the date of such sale up to ten years. The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor and in certain instances estimated property damage. As of December 31, 2021 and 2020, the Company had accrued warranty liabilities of $97 million and $86 million, respectively.

Purchase Obligations
The Company has entered into agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancellable at any time without penalty. As of December 31, 2021, the aggregate amount of the Company’s purchase obligations totaled approximately $2.2 billion and the majority of these obligations are expected to be settled during 2022.

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
While the Company maintains general, products, property, workers’ compensation, automobile, cargo, aviation, crime, cyber, fiduciary and directors’ and officers’ liability insurance (and has acquired rights under similar policies in connection with certain acquisitions) up to certain limits that cover certain of these claims, this insurance may be insufficient or unavailable to cover such losses. For general, products and property liability and most other insured risks, the Company purchases outside insurance coverage only for severe losses and must establish and maintain reserves with respect to amounts within the self-insured retention. In addition, while the Company believes it is entitled to indemnification from third-parties for some of these claims, these rights may also be insufficient or unavailable to cover such losses.
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
The Company has recorded a provision for environmental investigation and remediation and environmental-related claims with respect to sites owned or formerly owned by the Company and its subsidiaries and third-party sites where the Company has been determined to be a potentially responsible party. The Company generally makes an assessment of the costs involved for its remediation efforts based on environmental studies, as well as its prior experience with similar sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties of the Company’s involvement in certain sites, uncertainties regarding the extent of the required cleanup, the availability of alternative cleanup methods, variations in the interpretation of applicable laws and regulations, the possibility of insurance recoveries with respect to certain sites and the fact that imposition of joint and several liability with right of contribution is possible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other environmental laws and regulations. If the Company determines that potential liability for a particular site or with respect to a personal injury claim is known or considered probable and reasonably estimable, the Company accrues the total estimated loss, including investigation and remediation costs, associated with the site or claim. As of December 31, 2021, the Company had a reserve of $181 million for environmental matters which are known or considered probable and reasonably estimable (of which $143 million are noncurrent), which reflects the Company’s best estimate of the costs to be incurred with respect to such matters.
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
As of December 31, 2021, the Company had approximately $703 million of guarantees consisting primarily of outstanding standby letters of credit, bank guarantees and performance and bid bonds. These guarantees have been provided in connection with certain arrangements with vendors, customers, insurance providers, financing counterparties and governmental entities to secure the Company’s obligations and/or performance requirements related to specific transactions. The Company believes that if the obligations under these instruments were triggered, it would not have a material effect on its Consolidated Financial Statements.

NOTE 19. STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION
Stockholders’ Equity
On July 16, 2013, the Company’s Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Repurchase Program, and the timing and amount of any shares repurchased under the program will be determined by the Company’s management based on its evaluation of market conditions and other factors. The Repurchase Program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plan) and for other corporate purposes. As of December 31, 2021, 20 million shares remained available for repurchase pursuant to the Repurchase Program. The Company expects to fund any future stock repurchases using the Company’s available cash balances or proceeds from the issuance of debt.
Except in connection with the Envista Split-Off in 2019, neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during 2021, 2020 or 2019. Refer to Note 3 for discussion of the 22.9 million shares of Danaher common stock tendered to and repurchased by the Company in connection with the Envista Split-Off.
The following table summarizes the Company’s share activity for the years ended December 31 (shares in millions):

	2021	2020	2019
Preferred stock - shares issued:
Balance, beginning of period	3.4	1.7	—
Issuance of MCPS	—	1.7	1.7
Balance, end of period	3.4	3.4	1.7

Common stock - shares issued:
Balance, beginning of period	851.3	835.5	817.9
Issuance of common stock attributable to stock-based compensation	3.4	4.5	4.6
Common stock issued in connection with acquisitions	0.1	—	—
Common stock issued in connection with LYONs’ conversions	0.9	0.4	0.9
Other issuance of common stock	—	10.9	12.1
Balance, end of period	855.7	851.3	835.5
In May 2020, the Company completed the underwritten public offering of 10.9 million shares of Danaher common stock at a price to the public of $163.00 per share (the “2020 Common Stock Offering”), resulting in net proceeds of approximately $1.7 billion, after deducting expenses and the underwriters’ discount of $54 million. Simultaneously, the Company completed the underwritten public offering of 1.72 million shares of its 5.0% MCPS Series B, without par value and with a liquidation preference of $1,000 per share (the “2020 MCPS Offering”), resulting in net proceeds of approximately $1.7 billion, after deducting expenses and the underwriters’ discount of $49 million. The Company has used the net proceeds from the 2020 Common Stock Offering and the 2020 MCPS Offering for general corporate purposes.
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
Unless converted earlier in accordance with the terms of the applicable certificate of designations, each share of MCPS Series A and MCPS Series B (together, the “MCPS Shares”) will mandatorily convert on their respective Mandatory Conversion Date, set forth below, into a number of shares of the Company’s common stock between the applicable Minimum Conversion Rate and the applicable Maximum Conversion Rate, set forth below (subject to further anti-dilution adjustments). The number of shares of the Company’s common stock issuable upon conversion will be determined based on the average volume-weighted average price per share of the Company’s common stock over the 20 consecutive trading day period beginning on, and including, the 21st scheduled trading day immediately before the applicable Mandatory Conversion Date. Subject to certain exceptions, at any time prior to the Mandatory Conversion Date, holders may elect to convert the MCPS Shares into common stock based on the applicable Minimum Conversion Rate (subject to further anti-dilution adjustments). In the event of a fundamental change, the MCPS Shares will convert at the fundamental change rates specified in the applicable certificate of designations, and the holders of MCPS Shares would be entitled to a fundamental change make-whole dividend. In both 2021 and 2020, holders converted 20 shares of MCPS Series A into 133 and 132 shares of Danaher common stock, respectively.

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
The following summarizes the key terms of the MCPS Shares as of December 31, 2021:

	Annual Cumulative Dividend Rate	Liquidation Preference per Share	Minimum Conversion Rate	Maximum Conversion Rate	Mandatory Conversion Date
Series A	4.75%	$1,000	6.6611 shares	8.1598 shares	April 15, 2022
Series B	5.00%	$1,000	5.0103 shares	6.1376 shares	April 15, 2023
Stock-Based Compensation
Stock options, RSUs and PSUs have been issued to directors, officers and other employees under the Company’s 2007 Omnibus Incentive Plan. The 2007 Omnibus Incentive Plan provides for the grant of stock options, stock appreciation rights, RSUs, restricted stock, PSUs or any other stock-based award and cash-based awards. A total of approximately 127 million shares of Danaher common stock have been authorized for issuance under the 2007 Omnibus Incentive Plan. As of December 31, 2021, approximately 50 million shares of the Company’s common stock remain available for issuance under the 2007 Omnibus Incentive Plan.
Stock options granted prior to 2022 under the 2007 Omnibus Incentive Plan generally vest pro rata over a five-year period and terminate ten years from the grant date, though the specific terms of each grant are determined by the Compensation Committee of the Company’s Board (the “Compensation Committee”). Stock options granted subsequent to December 31, 2021 under the amended and restated 2007 Omnibus Incentive Plan generally vest pro rata over a four-year period and terminate ten years from the grant date, though specific terms of each grant are determined by the Compensation Committee. The Company’s executive officers and certain other employees have been awarded options with different vesting criteria, and options granted to outside directors are fully vested as of the grant date. Option exercise prices for options granted by the Company equal the closing price of the Company’s common stock on the NYSE on the date of grant.
RSUs issued under the 2007 Omnibus Incentive Plan provide for the issuance of a share of the Company’s common stock at no cost to the holder. RSUs granted prior to 2022 to employees under the 2007 Omnibus Incentive Plan generally provide for time-based vesting over a five-year period, although executive officers and certain other employees have been awarded RSUs with different vesting criteria. RSUs granted subsequent to December 31, 2021 to employees under the amended and restated 2007 Omnibus Incentive Plan generally vest pro rata over a four-year period, although executive officers and certain other employees have been awarded RSUs with different vesting criteria. The RSUs that have been granted to directors under the 2007 Omnibus Incentive Plan vest on the earlier of the first anniversary of the grant date or the date of, and immediately prior to, the next annual meeting of the Company’s shareholders following the grant date, but the underlying shares are not issued until the earlier of the director’s death or the first day of the seventh month following the director’s retirement from the Board. Prior to vesting, RSUs granted under the 2007 Omnibus Incentive Plan do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued and outstanding.
PSUs issued under the 2007 Omnibus Incentive Plan provide for the issuance of a share of the Company’s common stock at no cost to the holder, vest based on specified performance criteria, are subject to an additional holding period following vesting and are entitled to dividend equivalent rights. The PSU dividend equivalent rights are subject to the same vesting and payment restrictions as the related shares, and the shares underlying the PSUs are not considered issued and outstanding.
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
The equity compensation awards granted by the Company generally vest only if the employee is employed by the Company (or in the case of directors, the director continues to serve on the Company Board) on the vesting date or in other limited circumstances, including following a qualifying retirement. To cover the exercise of options and vesting of RSUs and PSUs, the Company generally issues new shares from its authorized but unissued share pool, although it may instead issue treasury shares in certain circumstances.
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
The following summarizes the assumptions used in the Black-Scholes model to value options granted during the years ended December 31:

	2021	2020	2019
Risk-free interest rate	0.6 – 1.5%	0.3 – 1.3%	1.7 – 2.6%
Weighted average volatility	29.8%	24.3%	20.4%
Dividend yield	0.3%	0.4%	0.5%
Expected years until exercise	5.0 – 7.5	5.0 – 8.0	5.0 – 8.0
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
The following summarizes the components of the Company’s continuing operations stock-based compensation expense for the years ended December 31 ($ in millions):

	2021	2020	2019
RSUs/PSUs:
Pretax compensation expense	$129	$114	$97
Income tax benefit	(26)	(24)	(20)
RSU/PSU expense, net of income taxes	103	90	77
Stock options:
Pretax compensation expense	89	73	62
Income tax benefit	(18)	(15)	(13)
Stock option expense, net of income taxes	71	58	49
Total stock-based compensation:
Pretax compensation expense	218	187	159
Income tax benefit	(44)	(39)	(33)
Total stock-based compensation expense, net of income taxes	$174	$148	$126
Stock-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Earnings. As of December 31, 2021, $211 million of total unrecognized compensation cost related to RSUs/PSUs is expected to be recognized over a weighted average period of approximately two years. As of December 31, 2021, $231 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately three years. Future compensation amounts will be adjusted for any changes in estimated forfeitures.
The following summarizes option activity under the Company’s stock plans (in millions, except weighted exercise price and number of years):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2019	18.6	$70.86
Granted	4.3	117.32
Exercised	(3.5)	53.02
Cancelled/forfeited	(0.9)	98.98
Adjustment due to Envista Split-Off (a)	(1.5)	91.65
Outstanding as of December 31, 2019	17.0	82.95
Granted	2.9	160.71
Exercised	(3.5)	62.54
Cancelled/forfeited	(0.5)	113.94
Outstanding as of December 31, 2020	15.9	100.65
Granted	2.8	240.75
Exercised	(2.4)	79.16
Cancelled/forfeited	(0.7)	144.60
Outstanding as of December 31, 2021	15.6	127.13	6	$3,141
Vested and expected to vest as of December 31, 2021 (b)	15.1	$125.23	6	$3,077
Vested as of December 31, 2021	7.0	$85.81	5	$1,691
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
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2021 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2021. The amount of aggregate intrinsic value will change based on the price of the Company’s common stock.
Options outstanding as of December 31, 2021 are summarized below (in millions, except price per share and number of years):

	Outstanding			Exercisable
Exercise Price	Shares	Average Exercise Price	Average Remaining Life (in years)	Shares	Average Exercise Price
$38.64 to $62.18	1.0	$52.21	2	1.0	$52.21
$62.19 to $80.91	2.2	67.02	4	2.2	67.02
$80.92 to $100.23	4.2	92.60	5	2.4	91.21
$100.24 to $163.84	5.1	131.98	7	1.3	124.92
$163.85 to $299.68	3.1	231.03	9	0.1	189.56
The aggregate intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 was $446 million, $415 million and $266 million, respectively. Exercise of options during the years ended December 31, 2021, 2020 and 2019 resulted in cash receipts of $167 million, $211 million and $179 million, respectively. Upon exercise of the award by the employee, the Company derives a tax deduction measured by the excess of the market value over the grant price at the date of exercise. The Company realized a tax benefit of $83 million, $82 million and $51 million in 2021, 2020 and 2019, respectively, related to the exercise of employee stock options.

The following summarizes information on unvested RSU and PSU activity (in millions, except weighted average grant-date fair value):

	Number of RSUs/PSUs	Weighted Average Grant-Date Fair Value
Unvested as of January 1, 2019	3.9	$82.21
Granted	1.4	115.38
Vested	(1.1)	75.51
Forfeited	(0.3)	92.82
Adjustment due to Envista Split-Off (a)	(0.4)	98.18
Unvested as of December 31, 2019	3.5	94.85
Granted	1.1	159.93
Vested	(1.0)	91.08
Forfeited	(0.2)	111.59
Unvested as of December 31, 2020	3.4	116.03
Granted	0.9	234.52
Vested	(1.0)	101.86
Forfeited	(0.2)	147.20
Unvested as of December 31, 2021	3.1	152.99
(a)    The “Adjustment due to Envista Split-Off” reflects the cancellation of RSUs and PSUs which were outstanding as of December 18, 2019 and held by Envista employees which have been terminated and replaced by Envista equity awards as part of the Envista Split-Off.
The Company realized a tax benefit of $35 million, $18 million and $25 million in the years ended December 31, 2021, 2020 and 2019, respectively, related to the vesting of RSUs and PSUs.
The excess tax benefit of $95 million, $85 million and $55 million related to the exercise of employee stock options and vesting of RSUs and PSUs for the years ended December 31, 2021, 2020 and 2019, respectively, has been recorded as a reduction to the current income tax provision and is reflected as an operating cash inflow in the accompanying Consolidated Statements of Cash Flows.
In connection with the exercise of certain stock options and the vesting of RSUs previously issued by the Company, a number of shares sufficient to fund statutory minimum tax withholding requirements has been withheld from the total shares issued or released to the award holder (though under the terms of the applicable plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the year ended December 31, 2021, 346 thousand shares with an aggregate value of $81 million were withheld to satisfy the requirement. During the year ended December 31, 2020, 352 thousand shares with an aggregate value of $58 million were withheld to satisfy the requirement. The withholding is treated as a reduction in additional paid-in capital in the accompanying Consolidated Statements of Stockholders’ Equity and a reduction in proceeds from the issuance of common stock in connection with stock-based compensation in the Consolidated Statements of Cash Flows.

Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income (loss) by component are summarized below ($ in millions).

	Foreign Currency Translation Adjustments		Pension and Postretirement Plan Benefit Adjustments		Cash Flow Hedge Adjustments		Accumulated Comprehensive Income (Loss)
Balance, January 1, 2019	$(2,100)		$(691)		$—		$(2,791)
Other comprehensive income (loss) before reclassifications:
Decrease	(176)		(149)		(149)		(474)
Income tax impact	(7)		32		9		34
Other comprehensive income (loss) before reclassifications, net of income taxes	(183)		(117)		(140)		(440)
Reclassification adjustments
Increase	109	(c)	36	(a)	27	(b)	172
Income tax impact	—		(9)		—		(9)
Reclassification adjustments, net of income taxes	109		27		27		163
Net other comprehensive income (loss), net of income taxes	(74)		(90)		(113)		(277)
Balance, December 31, 2019	(2,174)		(781)		(113)		(3,068)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	2,894		(239)		(432)		2,223
Income tax impact	25		57		—		82
Other comprehensive income (loss) before reclassifications, net of income taxes	2,919		(182)		(432)		2,305
Reclassification adjustments
Increase	—		46	(a)	361	(b)	407
Income tax impact	—		(11)		(1)		(12)
Reclassification adjustments, net of income taxes	—		35		360		395
Net other comprehensive income (loss), net of income taxes	2,919		(147)		(72)		2,700
Balance, December 31, 2020	745		(928)		(185)		(368)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	(1,277)		436		523		(318)
Income tax impact	(7)		(102)		5		(104)
Other comprehensive income (loss) before reclassifications, net of income taxes	(1,284)		334		528		(422)
Reclassification adjustments
Increase (decrease)	—		58	(a)	(280)	(b)	(222)
Income tax impact	—		(14)		(1)		(15)
Reclassification adjustments, net of income taxes	—		44		(281)		(237)
Net other comprehensive income (loss), net of income taxes	(1,284)		378		247		(659)
Balance, December 31, 2021	$(539)		$(550)		$62		$(1,027)
(a)    This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension and postretirement cost (refer to Note 16 for additional details).
(b)    Reflects reclassification to earnings related to remeasurement of certain long-term debt (refer to Note 15 for additional details).
(c)    Reflects reclassification to earnings related to the Envista Disposition (refer to Note 3 for additional details).

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
Management’s annual report on its internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm’s audit report on the effectiveness of Danaher’s internal control over financial reporting are included in the Company’s financial statements for the year ended December 31, 2021 included in Item 8 of this Annual Report on Form 10-K, under the headings “Report of Management on Danaher Corporation’s Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” respectively, and are incorporated herein by reference.
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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than the information below, the information required by this Item is incorporated by reference from the sections entitled Proposal 1–Election of Directors of Danaher, Corporate Governance and Other Information in the Proxy Statement for the

Company’s 2022 annual meeting of shareholders and from the information under the caption “Information About Our Executive Officers” in Part I hereof. No nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than the Company pursuant to which such person is or was to be selected as a director or nominee.
Code of Ethics
Danaher has adopted a code of business conduct and ethics for directors, officers (including Danaher’s principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Code of Conduct. The Code of Conduct is available in the “Investors” section of Danaher’s website at www.danaher.com.
Danaher intends to disclose any amendment to the Code of Conduct that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, and any waiver from a provision of the Code of Conduct granted to any director, principal executive officer, principal financial officer, principal accounting officer, or any of its other executive officers, in the “Investors” section of its website, at www.danaher.com, within four business days following the date of such amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from the sections entitled Director Compensation, Compensation Discussion and Analysis, Compensation Committee Report, Compensation Tables and Information and Summary of Employment Agreements and Plans in the Proxy Statement for the Company’s 2022 annual meeting of shareholders (provided that the Compensation Committee Report shall not be deemed to be “filed”).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from the sections entitled Beneficial Ownership of Danaher Common Stock by Directors, Officers and Principal Shareholders, Summary of Employment Agreements and Plans and Compensation Tables and Information in the Proxy Statement for the Company’s 2022 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from the section entitled Director Independence and Related Person Transactions in the Proxy Statement for the Company’s 2022 annual meeting of shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is Ernst & Young LLP, Tysons, Virginia, PCAOB ID: 00042.
The information required by this Item is incorporated by reference from the section entitled Proposal 2–Ratification of Independent Registered Public Accounting Firm in the Proxy Statement for the Company’s 2022 annual meeting of shareholders.

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

ITEM 16. FORM 10-K SUMMARY
Not applicable.

DANAHER CORPORATION
INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULE

Page Number in Form 10-K
Schedule:
Valuation and Qualifying Accounts	121
EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Danaher Corporation	Incorporated by reference from Exhibit 3.1 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2012

3.2	Certificate of Designations of the 4.75% Mandatory Convertible Preferred Stock, Series A	Incorporated by reference from Exhibit 3.1 to Danaher Corporation’s Current Report on Form 8-K filed March 1, 2019

3.3	Certificate of Designations of the 5.00% Mandatory Convertible Preferred Stock, Series B	Incorporated by reference from Exhibit 3.1 to Danaher Corporation’s Current Report on Form 8-K filed May 12, 2020

3.4	Amended and Restated By-laws of Danaher Corporation	Incorporated by reference from Exhibit 3.1 to Danaher Corporation’s Current Report on Form 8-K filed July 13, 2021

4.1	Senior Indenture dated as of December 11, 2007 by and between Danaher Corporation and The Bank of New York Mellon Trust Company, N.A. as trustee (“Senior Indenture”)	Incorporated by reference from Exhibit 1.2 to Danaher Corporation’s Current Report on Form 8-K filed on December 11, 2007

4.2	First Supplemental Indenture to Senior Indenture, dated as of September 15, 2015, by and between Danaher Corporation and The Bank of New York Mellon Trust Company, N.A. as trustee	Incorporated by reference from Exhibit 4.1 to Danaher Corporation’s Current Report on Form 8-K filed September 15, 2015

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

4.6	Second Supplemental Indenture to Senior Indenture, dated as of July 1, 2019 between Danaher Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee	Incorporated by reference from Exhibit 4.2 to Danaher Corporation’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 filed July 10, 2019

4.7	Third Supplemental Indenture to Senior Indenture, dated as of March 30, 2020 between Danaher Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee	Incorporated by reference from Exhibit 4.3 to Danaher Corporation’s Current Report on Form 8-K filed on March 30, 2020

4.8	Fourth Supplemental Indenture to Senior Indenture, dated as of October 6, 2020 between Danaher Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee	Incorporated by reference from Exhibit 4.4 to Danaher Corporation’s Current Report on Form 8-K filed on October 6, 2020

4.9	Fifth Supplemental Indenture to Senior Indenture, dated as of December 10, 2021 between Danaher Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee	Incorporated by reference from Exhibit 4.4 to Danaher Corporation’s Current Report on Form 8-K filed on December 10, 2021

4.10
Third Supplemental Indenture to Danaher International Indenture, dated as of July 1, 2019 among DH Europe Finance S.à r.l., as issuer, Danaher Corporation, as guarantor and The Bank of New York Mellon Trust Company, N.A., as trustee
Incorporated by reference from Exhibit 4.5 to Danaher Corporation’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 filed July 10, 2019

4.11
Base Indenture, dated as of September 18, 2019, among DH Europe Finance II S.à r.l., as issuer, Danaher Corporation, as guarantor and The Bank of New York Mellon Trust Company, N.A., as trustee (“Danaher International II Indenture”)
Incorporated by reference from Exhibit 4.1 to Danaher Corporation’s Current Report on Form 8-K filed September 18, 2019

4.12
First Supplemental Indenture to Danaher International II Indenture, dated as of September 18, 2019, among DH Europe Finance II S.à r.l., as issuer, Danaher Corporation, as guarantor and The Bank of New York Mellon Trust Company, N.A., as trustee
Incorporated by reference from Exhibit 4.2 to Danaher Corporation’s Current Report on Form 8-K filed September 18, 2019

4.13	Specimen Certificate of the 4.75% Mandatory Convertible Preferred Stock, Series A	Included in Exhibit 3.2 above

4.14	Specimen Certificate of the 5.00% Mandatory Convertible Preferred Stock, Series B	Included in Exhibit 3.3 above

4.15	Description of Securities Registered Under Section 12 of the Exchange Act

10.1	Danaher Corporation 2007 Omnibus Incentive Plan, as amended and restated*	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed December 8, 2021

10.2	Danaher Corporation Non-Employee Directors’ Deferred Compensation Plan, as amended, a sub-plan under the 2007 Omnibus Incentive Plan*	Incorporated by reference from Exhibit 10.2 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008

10.3	Amended Form of Election to Defer under the Danaher Corporation Non-Employee Directors’ Deferred Compensation Plan*	Incorporated by reference from Exhibit 10.3 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008

10.4	Form of Danaher Corporation 2007 Omnibus Incentive Plan Stock Option Agreement for Non-Employee Directors*

10.5	Form of Danaher Corporation 2007 Omnibus Incentive Plan RSU Agreement for Non-Employee Directors*

10.6	Form of Danaher Corporation 2007 Omnibus Incentive Plan Stock Option Agreement*

10.7	Form of Danaher Corporation 2007 Omnibus Incentive Plan RSU Agreement*

10.8	Form of Danaher Corporation 2007 Omnibus Incentive Plan PSU Agreement*

10.9	Danaher Corporation & Subsidiaries Amended and Restated Executive Deferred Incentive Program*	Incorporated by reference from Exhibit 10.8 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018

10.10	Amendment to Danaher Corporation & Subsidiaries Amended and Restated Executive Deferred Incentive Program*	Incorporated by reference from Exhibit 10.14 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2019

10.11	Danaher Corporation Excess Contribution Program, a sub-plan under the 2007 Omnibus Incentive Plan, as amended and restated*	Incorporated by reference from Exhibit 10.9 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018

10.12	Amendment to Danaher Excess Contribution Program*	Incorporated by reference from Exhibit 10.15 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2019

10.13	Amended and Restated Danaher Corporation Deferred Compensation Plan*	Incorporated by reference from Exhibit 10.12 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2019

10.14	Amendment to Amended and Restated Danaher Corporation Deferred Compensation Plan*	Incorporated by reference from Exhibit 10.13 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2019

10.15	Danaher Corporation Senior Leader Severance Pay Plan*	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2013

10.16	Amended and Restated Agreement Regarding Competition and Protection of Proprietary Interests by and between Danaher Corporation and Rainer M. Blair, dated May 6, 2020*	Incorporated by reference from Exhibit 10.2 to Danaher Corporation’s Current Report on Form 8-K filed May 6, 2020

10.17	Agreement Regarding Competition and Protection of Proprietary Interests by and between Danaher Corporation and Joakim Weidemanis, dated as of May 15, 2020*	Incorporated by reference from Exhibit 10.3 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2020

10.18	Agreement Regarding Competition and Protection of Proprietary Interests by and between Danaher Corporation and Matthew McGrew dated November 7, 2018*	Incorporated by reference from Exhibit 10.2 to Danaher Corporation’s Current Report on Form 8-K filed on November 8, 2018

10.19	Agreement Regarding Competition and Protection of Proprietary Interests by and between Danaher Corporation and Jennifer Honeycutt dated January 26, 2021*

10.20	Agreement Regarding Competition and Protection of Proprietary Interests by and between Danaher Corporation and Angela S. Lalor dated March 23, 2012*	Incorporated by reference from Exhibit 10.16 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016

10.21	Letter Agreement by and between Danaher Corporation and Angela S. Lalor, dated March 19, 2012*	Incorporated by reference from Exhibit 10.14 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012

10.22	Description of compensation arrangements for non-management directors*	Incorporated by reference from Exhibit 10.22 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019

10.23	Management Agreement dated February 23, 2012 by and between FJ900, Inc. and Joust Capital III, LLC (1)	Incorporated by reference from Exhibit 10.25 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011

10.24	Interchange Agreement dated July 22, 2011 by and between Danaher Corporation and Joust Capital III, LLC (2)	Incorporated by reference from Exhibit 10.10 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2011

10.25	Aircraft Time Sharing Agreement by and between Danaher Corporation and Rainer M. Blair, dated as of August 3, 2020* (3)	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2020

10.26	Form of Director and Officer Indemnification Agreement	Incorporated by reference from Exhibit 10.35 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008

10.27
Second Amended and Restated Credit Agreement, dated as of August 27, 2019, among Danaher Corporation, certain of its subsidiaries party thereto, Bank of America, N.A., as Administrative Agent and a Swing Line Lender, and the lenders referred to therein
Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed August 29, 2019

10.28
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

10.29
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

*	Indicates management contract or compensatory plan, contract or arrangement.
(1)	In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, FJ900, Inc. (a subsidiary of Danaher) has entered into a management agreement with Joust Capital II, LLC that is substantially identical in all material respects to the form of agreement referenced as Exhibit 10.23, except as to the referenced aircraft and the name of the counterparty.
(2)	In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, Danaher Corporation or a subsidiary thereof has entered into additional interchange agreements with each of Joust Capital II, LLC and Joust Capital III, LLC that are substantially identical in all material respects to the form of agreement attached as Exhibit 10.24, except as to the referenced aircraft and, in certain cases, the name of the counterparty.
(3)	In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, Danaher Corporation has entered into an aircraft time sharing agreement with Matthew R. McGrew that is substantially identical in all material respects to the form of agreement referenced as Exhibit 10.25.
(4)	Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2021 and 2020, (ii) Consolidated Statements of Earnings for the years ended December 31, 2021, 2020, and 2019, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020, and 2019, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021, 2020, and 2019, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DANAHER CORPORATION

Date:	February 23, 2022	By:	/s/ RAINER M. BLAIR
Rainer M. Blair
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Name, Title and Signature	Date

/s/ STEVEN M. RALES	February 23, 2022
Steven M. Rales
Chairman of the Board

/s/ MITCHELL P. RALES	February 23, 2022
Mitchell P. Rales
Chairman of the Executive Committee

/s/ RAINER M. BLAIR	February 23, 2022
Rainer M. Blair
President, Chief Executive Officer and Director

/s/ LINDA HEFNER FILLER	February 23, 2022
Linda Hefner Filler
Director

/s/ TERI LIST	February 23, 2022
Teri List
Director

/s/ WALTER G. LOHR, JR.	February 23, 2022
Walter G. Lohr, Jr.
Director

/s/ JESSICA L. MEGA, M.D., MPH	February 23, 2022
Jessica L. Mega, M.D, MPH
Director

/s/ PARDIS C. SABETI, M.D., D.Phil	February 23, 2022
Pardis C. Sabeti, M.D., D.Phil
Director

/s/ A. SHANE SANDERS	February 23, 2022
A. Shane Sanders

Director

/s/ JOHN T. SCHWIETERS	February 23, 2022
John T. Schwieters
Director

/s/ ALAN G. SPOON	February 23, 2022
Alan G. Spoon
Director

/s/ RAYMOND C. STEVENS, Ph.D.	February 23, 2022
Raymond C. Stevens, Ph.D.
Director

/s/ ELIAS A. ZERHOUNI, M.D.	February 23, 2022
Elias A. Zerhouni, M.D.
Director

/s/ MATTHEW R. MCGREW	February 23, 2022
Matthew R. McGrew
Executive Vice President and Chief Financial Officer

/s/ CHRISTOPHER M. BOUDA	February 23, 2022
Christopher M. Bouda
Vice President and Chief Accounting Officer

DANAHER CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
($ in millions)

Classification	Balance at Beginning of Period (a)	Charged to Costs & Expenses	Impact of Currency	Charged to Other Accounts (b)	Write-Offs, Write-Downs & Deductions	Balance at End of Period (a)
Year ended December 31, 2021:
Allowances deducted from asset account
Allowance for doubtful accounts	$134	31	(5)	—	(34)	$126
Year ended December 31, 2020:
Allowances deducted from asset account
Allowance for doubtful accounts	$105	31	4	14	(20)	$134
Year ended December 31, 2019:
Allowances deducted from asset account
Allowance for doubtful accounts	$103	30	(1)	—	(27)	$105
(a)     Amounts include allowance for doubtful accounts classified as current and noncurrent.
(b)    Amounts related to businesses acquired, net of amounts related to businesses disposed not included in discontinued operations, and amounts related to the adoption impact from ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.