Form 10-Q
period 2022-04-01
DANAHER CORP /DE/
filed 2022-04-21
CIK 313616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The number of shares of common stock outstanding at April 19, 2022 was 727,076,766.

DANAHER CORPORATION
INDEX
FORM 10-Q

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ in millions, except per share amount)
(unaudited)

	April 1, 2022	December 31, 2021
ASSETS
Current assets:
Cash and equivalents	$3,717	$2,586
Trade accounts receivable, less allowance for doubtful accounts of $130 and $124, respectively	4,407	4,631
Inventories:
Finished goods	1,493	1,343
Work in process	530	473
Raw materials	1,049	951
Total inventories	3,072	2,767
Prepaid expenses and other current assets	1,474	1,664
Total current assets	12,670	11,648
Property, plant and equipment, net of accumulated depreciation of $3,517 and $3,465, respectively	3,815	3,790
Other long-term assets	4,098	3,719
Goodwill	40,663	41,184
Other intangible assets, net	22,146	22,843
Total assets	$83,392	$83,184
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$10	$8
Trade accounts payable	2,357	2,569
Accrued expenses and other liabilities	5,180	5,563
Total current liabilities	7,547	8,140
Other long-term liabilities	7,715	7,699
Long-term debt	21,768	22,168
Stockholders’ equity:
Preferred stock, no par value, 15.0 million shares authorized; 1.65 million shares of 4.75% Mandatory Convertible Preferred Stock, Series A, issued and outstanding as of April 1, 2022 and December 31, 2021; 1.72 million shares of 5.00% Mandatory Convertible Preferred Stock, Series B, issued and outstanding as of April 1, 2022 and December 31, 2021	3,268	3,268
Common stock - $0.01 par value, 2.0 billion shares authorized; 857.0 million issued and 716.0 million outstanding as of April 1, 2022; 855.7 million issued and 715.0 million outstanding as of December 31, 2021	9	9
Additional paid-in capital	10,123	10,090
Retained earnings	34,332	32,827
Accumulated other comprehensive income (loss)	(1,376)	(1,027)
Total Danaher stockholders’ equity	46,356	45,167
Noncontrolling interests	6	10
Total stockholders’ equity	46,362	45,177
Total liabilities and stockholders’ equity	$83,392	$83,184
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three-Month Period Ended
	April 1, 2022	April 2, 2021
Sales	$7,688	$6,858
Cost of sales	(2,983)	(2,605)
Gross profit	4,705	4,253
Operating costs:
Selling, general and administrative expenses	(2,092)	(1,876)
Research and development expenses	(441)	(380)
Operating profit	2,172	1,997
Nonoperating income (expense):
Other income (expense), net	(20)	140
Interest expense	(54)	(58)
Interest income	1	4
Earnings before income taxes	2,099	2,083
Income taxes	(374)	(381)
Net earnings	1,725	1,702
Mandatory convertible preferred stock dividends	(41)	(41)
Net earnings attributable to common stockholders	$1,684	$1,661
Net earnings per common share:
Basic	$2.35	$2.33
Diluted	$2.31	$2.29
Average common stock and common equivalent shares outstanding:
Basic	716.3	713.2
Diluted	737.7	735.1
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three-Month Period Ended
	April 1, 2022	April 2, 2021
Net earnings	$1,725	$1,702
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(343)	(922)
Pension and postretirement plan benefit adjustments	14	10
Cash flow hedge adjustments	(20)	(42)
Total other comprehensive income (loss), net of income taxes	(349)	(954)
Comprehensive income	$1,376	$748
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ in millions)
(unaudited)

	Three-Month Period Ended
	April 1, 2022	April 2, 2021
Preferred stock:
Balance, beginning and end of period	$3,268	$3,268
Common stock:
Balance, beginning and end of period	$9	$9
Additional paid-in capital:
Balance, beginning of period	$10,090	$9,698
Common stock-based award	48	62
Common stock issued in connection with LYONs’ conversions, including tax benefit of $0 and $10, respectively	—	34
Change in noncontrolling interests	(15)	—
Balance, end of period	$10,123	$9,794
Retained earnings:
Balance, beginning of period	$32,827	$27,159
Net earnings	1,725	1,702
Common stock dividends declared	(179)	(150)
Mandatory Convertible Preferred Stock dividends declared	(41)	(41)
Balance, end of period	$34,332	$28,670
Accumulated other comprehensive income (loss):
Balance, beginning of period	$(1,027)	$(368)
Other comprehensive income (loss)	(349)	(954)
Balance, end of period	$(1,376)	$(1,322)
Noncontrolling interests:
Balance, beginning of period	$10	$11
Change in noncontrolling interests	(4)	—
Balance, end of period	$6	$11
Total stockholders’ equity, end of period	$46,362	$40,430
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Three-Month Period Ended
	April 1, 2022	April 2, 2021
Cash flows from operating activities:
Net earnings	$1,725	$1,702
Noncash items:
Depreciation	179	158
Amortization of intangible assets	386	344
Amortization of acquisition-related inventory fair value step-up	—	29
Stock-based compensation expense	80	54
Pretax gain on sale of product lines and investment (gains) losses	24	(102)
Change in trade accounts receivable, net	80	59
Change in inventories	(431)	(171)
Change in trade accounts payable	(131)	(38)
Change in prepaid expenses and other assets	(22)	239
Change in accrued expenses and other liabilities	78	(403)
Net cash provided by operating activities	1,968	1,871
Cash flows from investing activities:
Cash paid for acquisitions	(17)	(419)
Payments for additions to property, plant and equipment	(250)	(251)
Proceeds from sales of property, plant and equipment	2	12
Payments for purchases of investments	(274)	(420)
Proceeds from sales of investments	17	43
Proceeds from sale of product lines	—	26
All other investing activities	19	16
Total cash used in investing activities	(503)	(993)
Cash flows from financing activities:
Payments for the issuance of common stock in connection with stock-based compensation, net	(46)	(12)
Payment of dividends	(191)	(169)
Net proceeds from (repayments of) borrowings (maturities of 90 days or less)	10	(1)
Net repayments of borrowings (maturities longer than 90 days)	—	(279)
All other financing activities	(47)	12
Total cash used in financing activities	(274)	(449)
Effect of exchange rate changes on cash and equivalents	(60)	(134)
Net change in cash and equivalents	1,131	295
Beginning balance of cash and equivalents	2,586	6,035
Ending balance of cash and equivalents	$3,717	$6,330
Supplemental disclosures:
Cash interest payments	$84	$83
Cash income tax payments	227	122
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. GENERAL
The Consolidated Condensed Financial Statements included herein have been prepared by Danaher Corporation (“Danaher” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In this quarterly report, the terms “Danaher” or the “Company” refer to Danaher Corporation, Danaher Corporation and its consolidated subsidiaries, or the consolidated subsidiaries of Danaher Corporation, as the context requires. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The Consolidated Condensed Financial Statements included herein should be read in conjunction with the financial statements as of and for the year ended December 31, 2021 and the Notes thereto included in the Company’s 2021 Annual Report on Form 10-K filed on February 23, 2022 (the “2021 Annual Report”).
In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of April 1, 2022 and December 31, 2021, its results of operations for the three-month periods ended April 1, 2022 and April 2, 2021 and its cash flows for each of the three-month periods then ended.
There have been no changes to the Company’s significant accounting policies described in the Company’s 2021 Annual Report that have a material impact on the Company’s Consolidated Condensed Financial Statements and the related Notes. Reclassifications of certain prior year amounts have been made to conform to the current year presentation.
Accounting Standards Recently Adopted—In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU includes amendments to the guidance on convertible instruments and the derivative scope exception for contracts in an entity’s own equity and simplifies the accounting for convertible instruments which include beneficial conversion features or cash conversion features by removing certain separation models in Subtopic 470-20. Additionally, the ASU requires entities to use the “if-converted” method when calculating diluted earnings per common share for convertible instruments. On January 1, 2022, the Company adopted the ASU and the ASU did not have a significant impact on the Company’s financial statements.
In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832), which requires annual disclosures of transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. For the Company, these disclosures will initially be required for the Company’s financial statements for the year ended December 31, 2022. These required annual disclosures include information on the nature of transactions and related accounting policies used to account for transactions, detail of the line items on the balance sheet and income statement affected by these transactions, including amounts applicable to each line, and significant terms and conditions of the transactions including commitments and contingencies. On January 1, 2022, the Company adopted the ASU. The Company is in the process of assessing the impact of this ASU and drafting the annual disclosures.
Operating Leases—As of April 1, 2022 and December 31, 2021, operating lease right-of-use assets where the Company was the lessee were approximately $1.0 billion in both periods and are included within other long-term assets in the accompanying Consolidated Condensed Balance Sheets.  The associated operating lease liabilities were approximately $1.1 billion as of April 1, 2022 and December 31, 2021, respectively, and are included in accrued expenses and other liabilities and other long-term liabilities.

NOTE 2. ACQUISITIONS
For a description of the Company’s acquisition activity for the year ended December 31, 2021, reference is made to the financial statements as of and for the year ended December 31, 2021 and Note 2 thereto included in the Company’s 2021 Annual Report.
The Company continually evaluates potential acquisitions that either strategically fit with the Company’s existing portfolio or expand the Company’s portfolio into a new and attractive business area. The Company has completed a number of acquisitions that have been accounted for as purchases and have resulted in the recognition of goodwill in the Company’s financial statements. This goodwill arises because the purchase prices for these businesses exceed the fair value of acquired identifiable net assets due to a number of factors including the future earnings and cash flow potential of these businesses, the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers, the competitive nature of the processes by which the Company acquired the businesses, avoidance of the time and costs which would be required (and the associated risks that would be encountered) to enhance the Company’s existing product offerings to key target markets and enter into new and profitable businesses and the complementary strategic fit and resulting synergies these businesses bring to existing operations.
The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains the information used for the purchase price allocation during due diligence and through other sources. In the months after closing, as the Company obtains additional information about these assets and liabilities, including through tangible and intangible asset appraisals, and learns more about the newly acquired business, it is able to refine the estimates of fair value and more accurately allocate the purchase price. The fair values of acquired intangibles are determined based on estimates and assumptions that are deemed reasonable by the Company. Significant assumptions include the discount rates and certain assumptions that form the basis of the forecasted results of the acquired business including earnings before interest, taxes, depreciation and amortization (“EBITDA”), revenue, revenue growth rates, royalty rates and technology obsolescence rates. These assumptions are forward looking and could be affected by future economic and market conditions. The Company engages third-party valuation specialists who review the Company’s critical assumptions and calculations of the fair value of acquired intangible assets in connection with significant acquisitions. Only facts and circumstances that existed as of the acquisition date are considered for subsequent adjustment. The Company is continuing to evaluate certain pre-acquisition contingencies associated with its 2021 and 2022 acquisitions and is also in the process of obtaining valuations of certain acquisition-related assets and liabilities in connection with these acquisitions. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.
During the three-month period ended April 1, 2022, the Company acquired one business for total consideration of $13 million in cash, net of cash acquired and recorded goodwill and intangible assets of $3 million and $10 million, respectively. The business acquired complements an existing unit of the Company’s Environmental & Applied Solutions segment. The aggregate annual sales of this business at the time of acquisition based on the company’s revenues for its last completed fiscal year prior to the acquisition, were $7 million. The Company also paid $4 million for working capital adjustments related to 2021 acquisitions during the first quarter of 2022.
Pro Forma Financial Information
The unaudited pro forma information for the periods set forth below gives effect to the 2021 and 2022 acquisitions as if they had occurred as of January 1, 2021. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time ($ in millions, except per share amounts):

	Three-Month Period Ended
	April 1, 2022	April 2, 2021
Sales	$7,689	$6,967
Net earnings	1,725	1,629
Diluted net earnings per common share (a)	2.31	2.19
(a) Diluted net earnings per common share is calculated by deducting the Mandatory Convertible Preferred Stock (“MCPS”) dividends from net earnings for the anti-dilutive MCPS shares (refer to Note 3 for additional information).

NOTE 3. NET EARNINGS PER COMMON SHARE
Basic net earnings per common share (“EPS”) is calculated by taking net earnings less the MCPS dividends divided by the weighted average number of common shares outstanding for the applicable period. Diluted net EPS is computed by taking net earnings less the MCPS dividends divided by the weighted average number of common shares outstanding increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased with the proceeds from the issuance of the potentially dilutive shares. For the three-month periods ended April 1, 2022 and April 2, 2021, approximately 418 thousand and 71 thousand options, respectively, to purchase shares were excluded from the diluted EPS calculation, as the impact of their inclusion would have been anti-dilutive.

The impact of the MCPS Series A calculated under the if-converted method was dilutive for the three-month periods ended April 1, 2022 and April 2, 2021, and as such 11.0 million shares underlying the MCPS Series A were included in the calculation of diluted EPS for both three-month periods and the related MCPS Series A dividends of $20 million were excluded from the calculation of net earnings for diluted EPS for both periods.
The impact of the MCPS Series B calculated under the if-converted method was anti-dilutive for the three-month periods ended April 1, 2022 and April 2, 2021, and as such 8.6 million shares underlying the MCPS Series B were excluded from the calculation of diluted EPS in both periods and the related MCPS Series B dividends of $21 million were included in the calculation of net earnings for diluted EPS for both periods.
Information related to the calculation of net earnings per common share is summarized as follows ($ and shares in millions, except per share amounts):

	Three-Month Period Ended
	April 1, 2022	April 2, 2021
Numerator:
Net earnings	$1,725	$1,702
MCPS dividends	(41)	(41)
Net earnings attributable to common stockholders for Basic EPS	1,684	1,661
Adjustment for MCPS dividends for dilutive MCPS	20	20
Net earnings attributable to common stockholders after assumed conversions for Diluted EPS	$1,704	$1,681

Denominator:
Weighted average common shares outstanding used in Basic EPS	716.3	713.2
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	10.4	10.7
Assumed conversion of the convertible debentures	—	0.2
Weighted average MCPS converted shares	11.0	11.0
Weighted average common shares outstanding used in Diluted EPS	737.7	735.1

Basic EPS	$2.35	$2.33
Diluted EPS	$2.31	$2.29

NOTE 4. REVENUE
The following tables present the Company’s revenues disaggregated by geographical region and revenue type for the three-month periods ended April 1, 2022 and April 2, 2021 ($ in millions). Sales taxes and other usage-based taxes collected from customers are excluded from revenue.

	Life Sciences	Diagnostics	Environmental & Applied Solutions	Total
For the Three-Month Period Ended April 1, 2022:
Geographical region:
North America	$1,520	$1,306	$528	$3,354
Western Europe	1,035	524	269	1,828
Other developed markets	222	124	32	378
High-growth markets (a)	1,105	690	333	2,128
Total	$3,882	$2,644	$1,162	$7,688

Revenue type:
Recurring	$2,838	$2,370	$690	$5,898
Nonrecurring	1,044	274	472	1,790
Total	$3,882	$2,644	$1,162	$7,688

For the Three-Month Period Ended April 2, 2021:
Geographical region:
North America	$1,263	$972	$492	$2,727
Western Europe	970	415	279	1,664
Other developed markets	225	118	29	372
High-growth markets (a)	1,088	673	334	2,095
Total	$3,546	$2,178	$1,134	$6,858

Revenue type:
Recurring	$2,529	$1,902	$648	$5,079
Nonrecurring	1,017	276	486	1,779
Total	$3,546	$2,178	$1,134	$6,858
(a) The Company defines high-growth markets as developing markets of the world experiencing extended periods of accelerated growth in gross domestic product and infrastructure which include Eastern Europe, the Middle East, Africa, Latin America and Asia (with the exception of Japan, Australia and New Zealand). The Company defines developed markets as all markets that are not high-growth markets.
The Company sells equipment to customers as well as consumables and services, some of which customers purchase on a recurring basis. Consumables sold for use with the equipment sold by the Company are typically critical to the use of the equipment and are typically used on a one-time or limited basis, requiring frequent replacement in the customer’s operating cycle. Examples of these consumables include reagents used in diagnostic tests, chromatography resins used for research and bioprocessing, filters used in filtration, separation and purification processes and cartridges for marking and coding equipment. Additionally, some of the Company’s consumables are used on a standalone basis, such as water treatment solutions. The Company separates its goods and services between those typically sold to a customer on a recurring basis and those typically sold on a nonrecurring basis. Recurring revenue includes revenue from consumables, services and operating-type leases (“OTLs”). Nonrecurring revenue includes sales from equipment and sales-type leases (“STLs”). OTLs and STLs are included in the above revenue amounts. For the three-month periods ended April 1, 2022 and April 2, 2021, lease revenue was $124 million and $117 million, respectively.

Remaining performance obligations related to Topic 606, Revenue from Contracts with Customers, represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period. As of April 1, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $4.8 billion. The Company expects to recognize revenue on approximately 56% of the remaining performance obligations over the next 12 months, 22% over the subsequent 12 months, and the remainder recognized thereafter.
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (“contract assets”) and deferred revenue, customer deposits and billings in excess of revenue recognized (“contract liabilities”) on the Consolidated Condensed Balance Sheets.
Most of the Company’s long-term contracts are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in billing occurring subsequent to revenue recognition resulting in contract assets. Contract assets are generally classified as other current assets in the Consolidated Condensed Balance Sheets. The balance of contract assets as of April 1, 2022 and December 31, 2021 was $89 million and $75 million, respectively.
The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities that are classified as either current or long-term in the Consolidated Condensed Balance Sheets based on the timing of when the Company expects to recognize revenue. As of April 1, 2022 and December 31, 2021, contract liabilities were approximately $2.1 billion and $1.8 billion, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets. The increase in the contract liability balance during the three-month period ended April 1, 2022 was primarily a result of cash payments received in advance of satisfying performance obligations, partially offset by revenue recognized during the period that was included in the opening contract liability balance. Revenue recognized during the three-month periods ended April 1, 2022 and April 2, 2021 that was included in the contract liability balance on December 31, 2021 and December 31, 2020 was $662 million and $520 million, respectively. Contract assets and liabilities are reported on a net basis on the accompanying Consolidated Condensed Balance Sheets on a contract-by-contract basis at the end of each reporting period.

NOTE 5. SEGMENT INFORMATION
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
Segment results are shown below ($ in millions):

	Three-Month Period Ended
	April 1, 2022	April 2, 2021
Sales:
Life Sciences	$3,882	$3,546
Diagnostics	2,644	2,178
Environmental & Applied Solutions	1,162	1,134
Total	$7,688	$6,858

Operating profit:
Life Sciences	$1,118	$1,151
Diagnostics	886	626
Environmental & Applied Solutions	236	285
Other	(68)	(65)
Total	$2,172	$1,997

NOTE 6. INCOME TAXES
The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended
	April 1, 2022	April 2, 2021
Effective tax rate	17.8%	18.3%
The Company operates globally, including in certain jurisdictions with lower tax rates than the United States (“U.S.”) federal statutory rate. Therefore, the impact of operating in such jurisdictions reduces the effective tax rate compared to the U.S. statutory tax rate.
The effective tax rate for the three-month period ended April 1, 2022 differs from the U.S. federal statutory rate of 21.0% principally due to net discrete benefits of $41 million related primarily to excess tax benefits from stock-based compensation and changes in estimates associated with prior period uncertain tax positions. These factors reduced the effective tax rate by 2.0% for the three-month period ended April 1, 2022.
The effective tax rate for the three-month period ended April 2, 2021 differs from the U.S. federal statutory rate of 21.0% principally due to net discrete benefits of $44 million related primarily to excess tax benefits from stock-based compensation and the benefit from release of reserves for uncertain tax positions from audit settlements, net of changes in estimates associated with prior period uncertain tax positions. These factors reduced the effective tax rate by 2.1% for the three-month period ended April 2, 2021.
For a description of the Company’s significant tax matters, reference is made to the financial statements as of and for the year ended December 31, 2021 and Note 7 thereto included in the Company’s 2021 Annual Report.

NOTE 7. OTHER INCOME (EXPENSE), NET
The following sets forth the components of the Company’s other income (expense), net ($ in millions):

	Three-Month Period Ended
	April 1, 2022	April 2, 2021
Other components of net periodic benefit costs	$4	$11
Investment gains (losses):
Realized investment gains (losses)	37	27
Unrealized investment gains (losses)	(61)	89
Total investment gains (losses)	(24)	116
Gain on sale of product lines	—	13
Total other income (expense), net	$(20)	$140
Other Components of Net Periodic Benefit Costs
The Company disaggregates the service cost component of net periodic benefit costs of the noncontributory defined benefit pension plans and other postretirement employee benefit plans and presents the other components of net periodic benefit cost in other income (expense), net. These other components of net periodic benefit costs include the assumed rate of return on plan assets, partially offset by amortization of actuarial losses and interest. The Company’s net periodic pension cost for the three-month period ended April 1, 2022 includes a settlement loss of $10 million ($9 million after-tax) as a result of the transfer of a portion of its non-U.S. pension liabilities related to one defined benefit plan to a third-party.
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

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS
The following is a rollforward of the Company’s goodwill ($ in millions):

Balance, December 31, 2021	$41,184
Attributable to 2022 acquisitions	3
Adjustments due to finalization of purchase price allocations	(18)
Foreign currency translation and other	(506)
Balance, April 1, 2022	$40,663
The carrying value of goodwill by segment is summarized as follows ($ in millions):

	April 1, 2022	December 31, 2021
Life Sciences	$31,158	$31,638
Diagnostics	7,012	7,044
Environmental & Applied Solutions	2,493	2,502
Total	$40,663	$41,184
The Company has not identified any “triggering” events which indicate an impairment of goodwill in 2022.
The Company reviews identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company identified an impairment trigger during the first quarter of 2021 which resulted in the impairment of a trade name. The Company recorded an impairment charge totaling $10 million in the three-month period ended April 2, 2021 related to the trade name.

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
A summary of financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Balance		Quoted Prices in Active Market (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	April 1, 2022	December 31, 2021	April 1, 2022	December 31, 2021	April 1, 2022	December 31, 2021	April 1, 2022	December 31, 2021
Assets:
Available-for-sale debt securities	$17	$20	$—	$—	$17	$20	$—	$—
Investment in equity securities	336	336	54	88	—	—	—	—
Cross-currency swap derivative contracts	226	50	—	—	226	50	—	—

Available-for-sale debt securities, which are included in other long-term assets in the accompanying Consolidated Condensed Balance Sheets, are measured at fair value using quoted prices reported by investment brokers and dealers based on the underlying terms of the security and comparison to similar securities traded on an active market. As of April 1, 2022 and December 31, 2021, available-for-sale debt securities primarily included U.S. Treasury Notes and corporate debt securities.
The Company’s investments in equity securities consist of investments in publicly traded equity securities and investments in non-marketable equity securities. The publicly traded securities are classified as Level 1 in the fair value hierarchy as they are measured based on quotes in active markets. For the non-marketable equity securities, the Company estimates the fair value of the investments in equity securities based on the measurement alternative and adjusts for impairments and observable price changes with a same or similar security from the same issuer within net earnings (the “Fair Value Alternative”). The Company’s investments in these equity securities are not classified in the fair value hierarchy due to the use of these measurement methods. Additionally, the Company is a limited partner in partnerships that invest primarily in early-stage companies. While the partnerships record these investments at fair value, the Company’s investments in the partnerships are accounted for under the equity method of accounting and are not subject to fair value measurement disclosures. As of April 1, 2022 and December 31, 2021, the Company’s equity method investments included investments in partnerships with a carrying value of approximately $1.5 billion and $1.3 billion, respectively. During the three-month periods ended April 1, 2022 and April 2, 2021, the Company recorded net realized and unrealized losses of $24 million and net realized and unrealized gains of $116 million, respectively, related to changes in the fair value of the Company’s investments in equity securities and the Company’s equity in earnings of the partnerships that reflect the changes in fair value of the investments of the partnerships. Refer to Note 7 for additional information on gains and losses on the Company’s investments including investments in the partnerships. These gains and losses are reflected in other income (expense), net in the Company’s Consolidated Condensed Statements of Earnings.
The cross-currency swap derivative contracts are used to partially hedge the Company’s net investments in non-U.S. operations against adverse movements in exchange rates between the U.S. dollar and the Danish kroner, Japanese yen, euro and Swiss franc. The Company also uses cross-currency swap derivative contracts to hedge the exchange rate exposure from long-term debt issuances in a foreign currency other than the functional currency of the borrower. The cross-currency swap derivative contracts are classified as Level 2 in the fair value hierarchy as they are measured using the income approach with the relevant interest rates and foreign currency current exchange rates and forward curves as inputs. Refer to Note 11 for additional information.
Fair Value of Other Financial Instruments
The carrying amounts and fair values of the Company’s other financial instruments were as follows ($ in millions):

	April 1, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt obligations:
Notes payable and current portion of long-term debt	$10	$10	$8	$8
Long-term debt	21,768	20,944	22,168	22,796
As of April 1, 2022 and December 31, 2021, short and long-term borrowings were categorized as Level 1. The fair value of long-term borrowings was based on quoted market prices. The difference between the fair value and the carrying amounts of long-term borrowings is attributable to changes in market interest rates and/or the Company’s credit ratings subsequent to the incurrence of the borrowing. The fair values of borrowings with original maturities of one year or less, as well as cash and cash equivalents, trade accounts receivable, net and trade accounts payable approximate their carrying amounts due to the short-term maturities of these instruments.

NOTE 10. FINANCING
As of April 1, 2022, the Company was in compliance with all of its debt covenants. The components of the Company’s debt were as follows ($ in millions):

Description and Aggregate Principal Amount	April 1, 2022	December 31, 2021
U.S. dollar-denominated commercial paper	$1,450	$1,440
Euro-denominated commercial paper (€1.2 billion)	1,326	1,366
Floating rate senior unsecured notes due 6/30/2022 (€250 million) (the “Floating Rate 2022 Euronotes”)	276	284
2.05% senior unsecured notes due 11/15/2022 (the “2022 Biopharma Notes”)	699	699
0.5% senior unsecured bonds due 12/08/2023 (CHF 540 million) (the “2023 CHF Bonds”)	584	592
1.7% senior unsecured notes due 3/30/2024 (€900 million) (the “2024 Euronotes”)	992	1,021
2.2% senior unsecured notes due 11/15/2024 (the “2024 Biopharma Notes”)	698	698
3.35% senior unsecured notes due 9/15/2025 (the “2025 U.S. Notes”)	498	498
0.2% senior unsecured notes due 3/18/2026 (€1.3 billion) (the “2026 Biopharma Euronotes”)	1,375	1,416
2.1% senior unsecured notes due 9/30/2026 (€800 million) (the “2026 Euronotes”)	881	907
0.3% senior unsecured notes due 5/11/2027 (¥30.8 billion) (the “2027 Yen Notes”)	251	267
1.2% senior unsecured notes due 6/30/2027 (€600 million) (the “2027 Euronotes”)	661	680
0.45% senior unsecured notes due 3/18/2028 (€1.3 billion) (the “2028 Biopharma Euronotes”)	1,373	1,413
1.125% senior unsecured bonds due 12/08/2028 (CHF 210 million) (the “2028 CHF Bonds”)	230	233
2.6% senior unsecured notes due 11/15/2029 (the “2029 Biopharma Notes”)	795	795
2.5% senior unsecured notes due 3/30/2030 (€800 million) (the “2030 Euronotes”)	884	910
0.75% senior unsecured notes due 9/18/2031 (€1.8 billion) (the “2031 Biopharma Euronotes”)	1,922	1,980
0.65% senior unsecured notes due 5/11/2032 (¥53.2 billion) (the “2032 Yen Notes”)	433	461
1.35% senior unsecured notes due 9/18/2039 (€1.3 billion) (the “2039 Biopharma Euronotes”)	1,365	1,406
3.25% senior unsecured notes due 11/15/2039 (the “2039 Biopharma Notes”)	890	890
4.375% senior unsecured notes due 9/15/2045 (the “2045 U.S. Notes”)	499	499
1.8% senior unsecured notes due 9/18/2049 (€750 million) (the “2049 Biopharma Euronotes”)	819	844
3.4% senior unsecured notes due 11/15/2049 (the “2049 Biopharma Notes”)	889	889
2.6% senior unsecured notes due 10/01/2050 (the “2050 U.S. Notes”)	980	980
2.8% senior unsecured notes due 12/10/2051 (the “2051 U.S. Notes”)	984	983
Other	24	25
Total debt	21,778	22,176
Less: currently payable	(10)	(8)
Long-term debt	$21,768	$22,168
For additional details regarding the Company’s debt financing, refer to Note 14 of the Company’s financial statements as of and for the year ended December 31, 2021 included in the Company’s 2021 Annual Report.
The Company has historically satisfied short-term liquidity needs that are not met through operating cash flow and available cash primarily through issuances of commercial paper under its U.S. dollar and euro-denominated commercial paper programs. The Company’s $5.0 billion unsecured, multi-year revolving credit facility with a syndicate of banks that expires on August 27, 2024 (the “Five-Year Facility”), is available for direct borrowings and provides credit support for the commercial paper programs. For a description of the Five-Year Facility, refer to the Company’s 2021 Annual Report. On February 21, 2022, the Company and the syndicate of banks amended the Five-Year Facility to replace references to the London Interbank Offered Rate with references to the Sterling Overnight Index Average Reference Rate, the Tokyo Interbank Offer Rate or the Euro Interbank Offer Rate depending on the applicable currency of the borrowing.
As of April 1, 2022, borrowings outstanding under the Company’s U.S. dollar and euro-denominated commercial paper program had a weighted average annual interest rate of 0.2% and a weighted average remaining maturity of approximately 13 days.

Debt discounts, premiums and debt issuance costs totaled $127 million and $130 million as of April 1, 2022 and December 31, 2021, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of debt table above.
Guarantors of Debt
The Company has guaranteed long-term debt issued by certain of its wholly-owned subsidiaries. The Floating Rate 2022 Euronotes and 2027 Euronotes were issued by DH Europe Finance S.A. (“Danaher International”). The 2022 Biopharma Notes, 2024 Biopharma Notes, 2026 Biopharma Euronotes, 2028 Biopharma Euronotes, 2029 Biopharma Notes, 2031 Biopharma Euronotes, 2039 Biopharma Euronotes, 2039 Biopharma Notes, 2049 Biopharma Euronotes and 2049 Biopharma Notes were issued by DH Europe Finance II S.a.r.l. (“Danaher International II”). The 2023 CHF Bonds and 2028 CHF Bonds were issued by DH Switzerland Finance S.A. (“Danaher Switzerland”). The 2027 Yen Notes and 2032 Yen Notes were issued by DH Japan Finance S.A. (“Danaher Japan”). Each of Danaher International, Danaher International II, Danaher Switzerland and Danaher Japan are wholly-owned finance subsidiaries of Danaher Corporation. All of the outstanding and future securities issued by each of these entities are or will be fully and unconditionally guaranteed by the Company and these guarantees rank on parity with the Company’s unsecured and unsubordinated indebtedness.

NOTE 11. HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses cross-currency swap derivative contracts to partially hedge its net investments in non-U.S. operations against adverse movements in exchange rates between the U.S. dollar and the Danish kroner, Japanese yen, euro and Swiss franc. The cross-currency swap derivative contracts are agreements to exchange fixed-rate payments in one currency for fixed-rate payments in another currency. These contracts effectively convert U.S. dollar-denominated bonds to obligations denominated in Danish kroner, Japanese yen, euro and Swiss franc, and partially offset the impact of changes in currency rates on the Company’s foreign currency denominated net investments. These contracts also reduce the interest rate from the stated interest rates on the U.S. dollar-denominated debt to the interest rates of the swaps. The changes in the spot rate of these instruments are recorded in accumulated other comprehensive income (loss) in stockholders’ equity, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated other comprehensive income (loss). Any ineffective portions of net investment hedges are reclassified from accumulated other comprehensive income (loss) into earnings during the period of change. The interest income or expense from these swaps are recorded in interest expense in the accompanying Consolidated Condensed Statements of Earnings consistent with the classification of interest expense attributable to the underlying debt. These instruments mature on dates ranging from September 2025 to December 2031.
The Company also uses cross-currency swap derivative contracts to hedge U.S. dollar-denominated long-term debt issuances in a foreign subsidiary whose functional currency is the euro against adverse movements in exchange rates between the U.S. dollar and the euro. These contracts effectively convert these U.S. dollar-denominated bonds to obligations denominated in euro. The changes in the fair value of these instruments are recorded in accumulated other comprehensive income (loss), with a reclassification from accumulated other comprehensive income (loss) to net earnings to offset the remeasurement of the hedged debt that is also recorded in net earnings. Any ineffective portions of the cash flow hedges are reclassified from accumulated other comprehensive income (loss) into earnings during the period of change. The interest income or expense from these swaps are recorded in interest expense in the accompanying Consolidated Condensed Statements of Earnings consistent with the classification of interest expense attributable to the underlying debt. These instruments mature on dates ranging from November 2022 to November 2049.
The Company has also issued foreign currency denominated long-term debt as partial hedges of its net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the euro, Japanese yen and Swiss franc. These foreign currency denominated long-term debt issuances are designated and qualify as nonderivative hedging instruments. Accordingly, the foreign currency translation of these debt instruments is recorded in accumulated other comprehensive income (loss), offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated other comprehensive income (loss). Any ineffective portions of net investment hedges are reclassified from accumulated other comprehensive income (loss) into earnings during the period of change. These instruments mature on dates ranging from April 2022 to May 2032.
The Company used interest rate swap agreements to hedge the variability in cash flows due to changes in benchmark interest rates related to a portion of the U.S. debt the Company issued to fund the acquisition of Cytiva and a portion of the 2051 Notes. These contracts effectively fixed the interest rate for a portion of the Company’s U.S. dollar-denominated debt equal to the notional amount of the swaps to the rate specified in the interest rate swap agreements and were settled in November 2019 and December 2021, respectively. The changes in the fair value of these instruments were recorded in accumulated other comprehensive income (loss) prior to the issuance of the debt and are subsequently being reclassified to interest expense over the life of the related debt.

The following table summarizes the notional values as of April 1, 2022 and April 2, 2021 and pretax impact of changes in the fair values of instruments designated as net investment hedges and cash flow hedges in accumulated other comprehensive income (“OCI”) for the three-month periods ended April 1, 2022 and April 2, 2021 ($ in millions):

	Original Notional Amount	Notional Amount Outstanding	Gain (Loss) Recognized in OCI	Amounts Reclassified from OCI
For the Three-Month Period Ended April 1, 2022:
Net investment hedges:
Cross-currency contracts	$3,875	$3,000	$51	$—
Foreign currency denominated debt	3,761	3,761	124	—
Cash flow hedges:
Cross-currency contracts	4,000	4,000	125	(116)
Interest rate swaps	1,600	—	—	1
Total	$13,236	$10,761	$300	$(115)

For the Three-Month Period Ended April 2, 2021:
Net investment hedges:
Cross-currency contracts:	$2,875	$2,000	$23	$—
Foreign currency denominated debt	3,783	3,783	220	—
Cash flow hedges:
Cross-currency contracts	4,000	4,000	110	(152)
Interest rate swaps	850	—	—	—
Total	$11,508	$9,783	$353	$(152)
Gains or losses related to net investment hedges are classified as foreign currency translation adjustments in the schedule of changes in OCI in Note 14, as these items are attributable to the Company’s hedges of its net investment in foreign operations. Gains or losses related to the cash flow hedges and interest rate swaps are classified as cash flow hedge adjustments in the schedule of changes in OCI in Note 14. The amounts reclassified from other comprehensive income (loss) for the cross-currency swap derivative contracts that are cash flow hedges of the Company’s U.S. dollar-denominated debt was equal to the remeasurement amount recorded in the three-month period on the hedged debt.
The Company did not reclassify any other deferred gains or losses related to net investment hedges or cash flow hedges from accumulated other comprehensive income (loss) to earnings during the three-month periods ended April 1, 2022 and April 2, 2021. In addition, the Company did not have any ineffectiveness related to net investment hedges or cash flow hedges during the three-month periods ended April 1, 2022 and April 2, 2021. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in all other investing activities in the accompanying Consolidated Condensed Statements of Cash Flows. The cash inflows and outflows associated with the Company’s derivative contracts designated as cash flow hedges are classified in cash flows from operating activities in the accompanying Consolidated Condensed Statements of Cash Flows.
The Company’s derivative instruments, as well as its nonderivative debt instruments designated and qualifying as net investment hedges, were classified in the Company’s Consolidated Condensed Balance Sheets as follows ($ in millions):

	April 1, 2022	December 31, 2021
Derivative assets:
Other long-term assets	$226	$50

Nonderivative hedging instruments:
Long-term debt	3,761	3,883
Amounts related to the Company’s derivatives expected to be reclassified from accumulated other comprehensive income (loss) to net earnings during the next 12 months, if interest rates and foreign exchange rates remain unchanged, are not significant.

NOTE 12. DEFINED BENEFIT PLANS
The following sets forth the components of the Company’s net periodic benefit (cost) of the noncontributory defined benefit pension plans and other postretirement employee benefit plans ($ in millions):

	Three-Month Period Ended
	April 1, 2022	April 2, 2021
U.S. pension benefits:
Service cost	$—	$—
Interest cost	(13)	(12)
Expected return on plan assets	32	31
Amortization of actuarial loss	(9)	(11)
Net periodic pension benefit	$10	$8

Non-U.S. pension benefits:
Service cost	$(10)	$(11)
Interest cost	(6)	(5)
Expected return on plan assets	10	11
Amortization of actuarial loss	—	(3)
Settlement losses recognized	(10)	—
Net periodic pension cost	$(16)	$(8)

Other postretirement employee benefit plans:
Service cost	$—	$—
Interest cost	(1)	(1)
Amortization of prior service credit	1	1
Net periodic cost	$—	$—
The service cost component of net periodic benefit costs is presented in cost of goods sold and selling, general and administrative expenses while the other cost components are presented in other income (expense), net. The Company’s net periodic pension cost for the three-month period ended April 1, 2022 includes a settlement loss of $10 million as a result of the transfer of a portion of its non-U.S. pension liabilities related to one defined benefit plan to a third-party.
Employer Contributions
During 2022, the Company’s cash contribution requirements for its U.S. and non-U.S. defined benefit pension plans are forecasted to be approximately $10 million and $49 million, respectively. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.

NOTE 13. COMMITMENTS AND CONTINGENCIES
The Company reviews the adequacy of its legal reserves on a quarterly basis and establishes reserves for loss contingencies that are both probable and reasonably estimable. For a further description of the Company’s litigation and contingencies, refer to Note 18 of the Company’s financial statements as of and for the year ended December 31, 2021 included in the Company’s 2021 Annual Report.
The Company generally accrues estimated warranty costs at the time of sale. In general, manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly and appropriately maintained. Warranty periods depend on the nature of the product and range from the date of such sale up to ten years. The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor and in certain instances estimated property damage. As of April 1, 2022 and December 31, 2021, the Company had accrued warranty liabilities of $93 million and $97 million, respectively.

NOTE 14. STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION
Stockholders’ Equity
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the three-month period ended April 1, 2022. On July 16, 2013, the Company’s Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. As of April 1, 2022, 20 million shares remained available for repurchase pursuant to the Repurchase Program.
The following table summarizes the Company’s share activity (shares in millions):

	Three-Month Period Ended
	April 1, 2022	April 2, 2021
Preferred stock - shares issued:
Balance, beginning and end of period	3.4	3.4

Common stock - shares issued:
Balance, beginning of period	855.7	851.3
Common stock-based compensation awards	1.3	1.5
Common stock issued in connection with Liquid Yield Option Notes (“LYONs”) conversions	—	0.9
Balance, end of period	857.0	853.7
Unless converted earlier in accordance with the terms of the applicable certificate of designations, each share of MCPS Series A and MCPS Series B (together, the “MCPS Shares”) mandatorily converts on their respective Mandatory Conversion Date, set forth below, into a number of shares of the Company’s common stock between the applicable Minimum Conversion Rate and the applicable Maximum Conversion Rate, set forth below, (subject to further anti-dilution adjustments). The number of shares of the Company’s common stock issued and issuable upon conversion is determined based on the average volume-weighted average price per share of the Company’s common stock over the 20 consecutive trading day period beginning on, and including, the 21st scheduled trading day immediately before the applicable Mandatory Conversion Date. Subject to certain exceptions, at any time prior to the Mandatory Conversion Date, holders may elect to convert the MCPS Shares into common stock based on the applicable Minimum Conversion Rate (subject to further anti-dilution adjustments). In the event of a fundamental change, the MCPS Shares will convert at the fundamental change rates specified in the applicable certificate of designations, and the holders of MCPS Shares would be entitled to a fundamental change make-whole dividend. In the first quarter of 2022, holders converted 180 shares of MCPS Series A into 1,196 shares of Danaher common stock.
Holders of MCPS Shares are entitled to receive, when and if declared by the Company’s Board of Directors, cumulative dividends at the applicable Annual Cumulative Dividend Rate of the Liquidation Preference per share, payable in cash or, subject to certain limitations, by delivery of shares of the Company’s common stock or any combination of cash and shares of the Company’s common stock, at the Company’s election. If declared, dividends on the MCPS Shares are payable quarterly on January 15, April 15, July 15 and October 15 of each year (to, and including, the Mandatory Conversion Date), to the holders of record of the MCPS Shares as they appear on the Company’s stock register at the close of business on the immediately preceding December 31, March 31, June 30 and September 30, respectively.
The following summarizes the key terms of the MCPS Shares:

	Annual Cumulative Dividend Rate	Liquidation Preference per share	Minimum Conversion Rate	Maximum Conversion Rate	Mandatory Conversion Date
Series A	4.75%	$1,000	6.6632 shares	8.1624 shares	April 15, 2022
Series B	5.00%	$1,000	5.0115 shares	6.1391 shares	April 15, 2023
On April 15, 2022, all outstanding shares of the Company’s 4.75% MCPS Series A converted at a rate of 6.6632 common shares per share of preferred stock into an aggregate of 11.0 million shares of the Company’s common stock, pursuant to the terms of the Certificate of Designation governing the Series A Preferred Stock. Danaher issued cash in lieu of fractional shares of common stock in the conversion. The final quarterly cash dividend of $11.875 per share was paid on April 15, 2022. The impact of the MCPS Series A calculated under the if-converted method was dilutive for the periods in 2022 prior to conversion.

Stock-Based Compensation
For a full description of the Company’s stock-based compensation programs, refer to Note 19 of the Company’s financial statements as of and for the year ended December 31, 2021 included in the Company’s 2021 Annual Report. As of April 1, 2022, approximately 44 million shares of the Company’s common stock were reserved for issuance under the 2007 Omnibus Incentive Plan.
The following summarizes the components of the Company’s stock-based compensation expense ($ in millions):

	Three-Month Period Ended
	April 1, 2022	April 2, 2021
Restricted stock units (“RSUs”)/performance stock units (“PSUs”):
Pretax compensation expense	$46	$33
Income tax benefit	(9)	(7)
RSU/PSU expense, net of income taxes	37	26
Stock options:
Pretax compensation expense	34	21
Income tax benefit	(7)	(4)
Stock option expense, net of income taxes	27	17
Total stock-based compensation:
Pretax compensation expense	80	54
Income tax benefit	(16)	(11)
Total stock-based compensation expense, net of income taxes	$64	$43
Stock-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings. As of April 1, 2022, $353 million of total unrecognized compensation cost related to RSUs/PSUs is expected to be recognized over a weighted average period of approximately two years. As of April 1, 2022, $340 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately two years. Future compensation amounts will be adjusted for any changes in estimated forfeitures.

Accumulated Other Comprehensive Income
Accumulated other comprehensive income (loss) refers to certain gains and losses that under U.S. GAAP are included in comprehensive income (loss) but are excluded from net earnings as these amounts are initially recorded as an adjustment to stockholders’ equity. Foreign currency translation adjustments generally relate to indefinite investments in non-U.S. subsidiaries, as well as the impact from the Company’s hedges of its net investment in foreign operations, including the Company’s cross-currency swap derivatives, net of any income tax impacts.
The changes in accumulated other comprehensive income (loss) by component are summarized below ($ in millions).

	Foreign Currency Translation Adjustments	Pension and Postretirement Plan Benefit Adjustments		Cash Flow Hedge Adjustments		Accumulated Comprehensive Income (Loss)
For the Three-Month Period Ended April 1, 2022:
Balance, December 31, 2021	$(539)	$(550)		$62		$(1,027)
Other comprehensive income (loss) before reclassifications:
(Decrease) increase	(331)	—		125		(206)
Income tax impact	(12)	—		(30)		(42)
Other comprehensive income (loss) before reclassifications, net of income taxes	(343)	—		95		(248)
Reclassification adjustments:
Increase (decrease)	—	18	(a)	(115)	(b)	(97)
Income tax impact	—	(4)		—		(4)
Reclassification adjustments, net of income taxes	—	14		(115)		(101)
Net other comprehensive income (loss), net of income taxes	(343)	14		(20)		(349)
Balance, April 1, 2022	$(882)	$(536)		$42		$(1,376)

For the Three-Month Period Ended April 2, 2021:
Balance, December 31, 2020	$745	$(928)		$(185)		$(368)
Other comprehensive income (loss) before reclassifications:
(Decrease) increase	(917)	—		110		(807)
Income tax impact	(5)	—		—		(5)
Other comprehensive income (loss) before reclassifications, net of income taxes	(922)	—		110		(812)
Reclassification adjustments:
Increase (decrease)	—	13	(a)	(152)	(b)	(139)
Income tax impact	—	(3)		—		(3)
Reclassification adjustments, net of income taxes	—	10		(152)		(142)
Net other comprehensive income (loss), net of income taxes	(922)	10		(42)		(954)
Balance, April 2, 2021	$(177)	$(918)		$(227)		$(1,322)
(a) This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension cost (refer to Notes 7 and 12 for additional details).
(b) Reflects reclassification to earnings related to cash flow hedges of certain long-term debt (refer to Note 11 for additional details).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide material information relevant to an assessment of Danaher Corporation’s (“Danaher,” the “Company,” “we,” “us” or “our”) financial condition and results of operations, including an evaluation of the amounts and certainty of cash flows from operations and from outside sources. The MD&A is designed to focus specifically on material events and uncertainties known to management that are reasonably likely to cause reported financial information not to be necessarily indicative of future operating results or of future financial condition. This includes descriptions and amounts of matters that have had a material impact on reported operations, as well as matters that are reasonably likely based on management’s assessment to have a material impact on future operations. The Company’s MD&A is divided into five sections:
•Information Relating to Forward-Looking Statements
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Estimates
You should read this discussion along with the Company’s MD&A and audited financial statements and Notes thereto as of and for the year ended December 31, 2021, included in the Company’s 2021 Annual Report and the Company’s Consolidated Condensed Financial Statements and related Notes as of and for the three-month period ended April 1, 2022 included in this Quarterly Report on Form 10-Q (“Report”).

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
Financial and Tax Risks
•Our outstanding debt has increased significantly as a result of acquisitions and we may incur additional debt in the future. Our existing and future indebtedness may limit our operations and our use of our cash flow and negatively impact our credit ratings; and any failure to comply with the covenants that apply to our indebtedness could adversely affect our business and financial statements.
•Our business and financial statements can be adversely affected by foreign currency exchange rates, changes in our tax rates (including as a result of changes in tax laws) or income tax liabilities/assessments, the outcome of tax audits, financial market risks related to our defined benefit pension plans, recognition of impairment charges for our goodwill or other intangible assets and fluctuations in the cost and availability of commodities.
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
See Part I—Item 1A of the Company’s 2021 Annual Report and Part II-Item 1A of this report for further discussion regarding reasons that actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call, materials or other communication in which they are made. Except to the extent required by applicable law, we do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.

OVERVIEW
General
As a result of the Company’s geographic and industry diversity, the Company faces a variety of opportunities and challenges, including rapid technological development (particularly with respect to computing, automation, artificial intelligence, mobile connectivity, communications and digitization) in most of the Company’s served markets, the expansion and evolution of opportunities in high-growth markets, trends and costs associated with a global labor force, consolidation of the Company’s competitors and increasing regulation.  The Company operates in a highly competitive business environment in most markets, and the Company’s long-term growth and profitability will depend in particular on its ability to expand its business in high-growth geographies and high-growth market segments, identify, consummate and integrate appropriate acquisitions and identify and consummate appropriate investments and strategic partnerships, develop innovative and differentiated new products and services with higher gross profit margins, expand and improve the effectiveness of the Company’s sales force, continue to reduce costs and improve operating efficiency and quality and effectively address the demands of an increasingly regulated global environment.  The Company is making significant investments, organically and through acquisitions and investments, to address the rapid pace of technological change in its served markets and to globalize its manufacturing, research and development and customer-facing resources (particularly in high-growth markets) to be responsive to the Company’s customers throughout the world and improve the efficiency of the Company’s operations.
Business Performance and Outlook
During the first quarter of 2022, the Company’s overall revenues increased 12.0% compared to the comparable period of 2021. Core sales increased 12.0% in the first quarter of 2022 compared to the prior period and acquisitions contributed 2.0% to the increase in revenues. The impact of currency translation decreased reported sales 2.0%. For the definition of “core sales” refer to “—Results of Operations” below.
Geographically, the Company saw increases in core sales in both developed markets and the high-growth markets. Developed markets grew more than 15% during the first quarter of 2022 compared to the first quarter of 2021, driven primarily by North America and Western Europe. High-growth markets increased at a low-single-digit rate during the first quarter of 2022 as compared to the comparable period of 2021, as growth in India and other high-growth markets offset lower demand in China as a result of a difficult prior year comparison due to the completion of a major project in China in 2021 as well as the impact of COVID-related shutdowns in China that accelerated in late March. High-growth markets represented approximately 28% of the Company’s total sales in the first quarter of 2022. For additional information regarding the Company’s sales by geographical region during the three-month periods ended April 1, 2022 and April 2, 2021, refer to Note 4 to the accompanying Consolidated Condensed Financial Statements.
The Company’s net earnings for the three-month period ended April 1, 2022 totaled $1,725 million, compared to $1,702 million for the three-month period ended April 2, 2021. Net earnings attributable to common stockholders for the three-month period ended April 1, 2022 totaled $1,684 million or $2.31 per diluted common share, compared to $1,661 million or $2.29 per diluted common share for the three-month period ended April 2, 2021. The increase in net earnings and diluted net earnings per common share for the three-month period ended April 1, 2022 compared to the three-month period ended April 2, 2021 was primarily driven by increased core sales, partially offset by the impact of foreign currency exchange rates, Russia-related charges described below and higher material, transportation and labor costs.
Russia-Ukraine Conflict
In response to the ongoing conflict in Ukraine, in addition to suspending sales prohibited by sanctions, the Company has suspended the shipment of products to Russia with the exception of products for the purposes of diagnosing and treating patients and producing vaccines and therapeutics. The Company has recorded a pretax charge of $43 million in the first quarter of 2022, primarily related to the impairment of accounts receivable and inventory as well as accruals for contractual obligations related to Russian operations. The Company will continue monitoring the social, political, regulatory and economic environment in Ukraine and Russia, and will consider further actions as appropriate.
The COVID-19 Pandemic
The Company continues to actively monitor the COVID-19 pandemic, including the current spread of certain variants of the virus and plan for potential impacts on its business. The Company is also deploying our capabilities, expertise and scale to address the critical health needs related to COVID-19, including developing and making available diagnostic tests for the rapid detection of COVID-19 as well as providing critical support to firms that are developing and producing vaccines and therapies for COVID-19. While conditions related to the pandemic generally have improved in 2022 compared to 2021, conditions vary significantly by geography. Late in the first quarter of 2022, an increase of COVID-19 related cases in certain parts of China resulted in the re-imposition of widespread shut-downs and restrictions, with a modest impact on portions of the Company’s operations in China. These stay-at-home and quarantine mandates have also impacted patient volumes for the Company’s Diagnostics business and have continued with a more significant impact in the second quarter of 2022 through the date of this Report. The Company anticipates the situation will ease in the coming weeks with an eventual return to normalized activity levels by the end of June. The extent to which these restrictions continue will depend upon the prevalence of COVID-19 in the impacted regions of China. Due to the speed with which the COVID-19 situation continues to evolve, the global breadth of its spread, the range of governmental and community responses thereto and our geographic and business line diversity, its further impact on our business remains highly uncertain, but may be materially negative to certain elements of our business. The potential negative impact will depend on future developments including but not limited to:
•the degree of spread and severity of COVID-19 variants such as Omicron BA.2 and government responses thereto;

•the timing and durability of continued recovery in the global demand for our non-COVID-19 related products and services; and
•the degree of ongoing demand for products supporting COVID-19 testing and for products related to developing and producing vaccines and therapies for COVID-19.
For additional information on the risks of COVID-19 to the Company’s operations, refer to the “Item 1A. Risk Factors” section of the Company’s 2021 Annual Report.
Acquisitions
During the three-month period ended April 1, 2022, the Company acquired one business for total consideration of $13 million in cash, net of cash acquired and recorded goodwill and intangible assets of $3 million and $10 million, respectively. The business acquired complements an existing unit of the Company’s Environmental & Applied Solutions segment. The aggregate annual sales of this business at the time of acquisition based on the company’s revenues for its last completed fiscal year prior to the acquisition, were $7 million. The Company also paid $4 million for working capital adjustments related to 2021 acquisitions during the first quarter of 2022.
Currency Exchange Rates
On a year-over-year basis, currency exchange rates negatively impacted reported sales by approximately 2.0% for the three-month period ended April 1, 2022 compared to the comparable period of 2021, primarily due to the strengthening of the U.S. dollar against most major currencies in 2022. If the currency exchange rates in effect as of April 1, 2022 were to prevail throughout the remainder of 2022, currency exchange rates would decrease the Company’s estimated full year sales by approximately 2.0% on a year-over-year basis. Any further strengthening of the U.S. dollar against major currencies would adversely impact the Company’s sales and results of operations for the remainder of the year, and any weakening of the U.S. dollar against major currencies would positively impact the Company’s sales and results of operations for the remainder of the year.

RESULTS OF OPERATIONS
Non-GAAP Measures
In this report, references to the non-GAAP measures of core sales (also referred to as core revenues or sales/revenues from existing businesses) refer to sales calculated according to U.S. GAAP, but excluding:
•sales from acquired businesses (as defined below, as applicable); and
•the impact of currency translation.
References to sales or operating profit attributable to acquisitions or acquired businesses refer to sales or operating profit, as applicable, from acquired businesses recorded prior to the first anniversary of the acquisition less any sales and operating profit, during the applicable period, attributable to divested product lines not considered discontinued operations. The portion of revenue attributable to currency translation is calculated as the difference between:
•the period-to-period change in revenue (excluding sales from acquired businesses (as defined above)); and
•the period-to-period change in revenue (excluding sales from acquired businesses (as defined above)) after applying current period foreign exchange rates to the prior year period.
Core sales growth should be considered in addition to, and not as a replacement for or superior to, sales, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting this non-GAAP financial measure provides useful information to investors by helping identify underlying growth trends in Danaher’s business and facilitating comparisons of Danaher’s revenue performance with its performance in prior and future periods and to Danaher’s peers. Management also uses this non-GAAP financial measures to measure the Company’s operating and financial performance and uses core sales growth as one of the performance measures in the Company’s executive short-term cash incentive program. The Company excludes the effect of currency translation from this measure because currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends, and excludes the effect of acquisitions and divestiture-related items because the nature, size, timing and number of acquisitions and divestitures can vary dramatically from period-to-period and between the Company and its peers and can also obscure underlying business trends and make comparisons of long-term performance difficult.

Throughout this discussion, references to sales growth or decline refer to the impact of both price and unit sales and references to productivity improvements generally refer to improved cost-efficiencies resulting from the ongoing application of the Danaher Business System.
Core Sales Growth

% Change Three-Month Period Ended April 1, 2022 vs. Comparable 2021 Period
Total sales growth (GAAP)	12.0%
Impact of:
Acquisitions/divestitures	(2.0)%
Currency exchange rates	2.0%
Core sales growth (non-GAAP)	12.0%
2022 Sales Compared to 2021
Total sales increased 12.0% during the three-month period ended April 1, 2022 compared to the three-month period ended April 2, 2021 primarily as a result of the increase in core sales resulting from the factors discussed below by segment as well as an increase in sales from acquired businesses. The impact of currency translation decreased reported sales 2.0% on a year-over-year basis during the three-month period ended April 1, 2022 primarily due to the unfavorable impact of the strengthening of the U.S. dollar against most other major currencies in 2022 compared to the comparable period of 2021.
Operating Profit Performance
Operating profit margins decreased 80 basis points from 29.1% during the three-month period ended April 2, 2021 to 28.3% for the three-month period ended April 1, 2022.
First quarter 2022 vs. first quarter 2021 operating profit margin comparisons were favorably impacted by:
•First quarter 2021 acquisition-related fair value adjustments to inventory and deferred revenue, in each case related to the acquisition of Cytiva - 65 basis points
•First quarter 2021 impairment charges related to a trade name in the Diagnostics segment - 15 basis points
First quarter 2022 vs. first quarter 2021 operating profit margin comparisons were unfavorably impacted by:
•Incremental year-over-year costs associated with various new product development, sales, service and marketing growth investments, incremental year-over-year material, transportation and labor costs, the impact of foreign currency exchange rates, the impact of product mix and incremental year-over year costs associated with continuing productivity improvement initiatives in the first quarter of 2022, net of higher 2022 core sales volumes - 65 basis points
•First quarter 2022 impairments of accounts receivable and inventory as well as accruals for contractual obligations in Russia - 55 basis points
•The incremental dilutive effect in 2022 of acquired businesses, net of product line dispositions which did not qualify as discontinued operations - 40 basis points
Business Segments
Sales by business segment for each of the periods indicated were as follows ($ in millions):

	Three-Month Period Ended
	April 1, 2022	April 2, 2021
Life Sciences	$3,882	$3,546
Diagnostics	2,644	2,178
Environmental & Applied Solutions	1,162	1,134
Total	$7,688	$6,858

For information regarding the Company’s sales by geographical region, refer to Note 4 to the accompanying Consolidated Condensed Financial Statements.

LIFE SCIENCES
The Life Sciences segment offers a broad range of instruments and consumables that are primarily used by customers to study the basic building blocks of life, including genes, proteins, metabolites and cells, in order to understand the causes of disease, identify new therapies and test and manufacture new drugs and vaccines.
Life Sciences Selected Financial Data

	Three-Month Period Ended
($ in millions)	April 1, 2022	April 2, 2021
Sales	$3,882	$3,546
Operating profit	1,118	1,151
Depreciation	72	52
Amortization of intangible assets	321	277
Operating profit as a % of sales	28.8%	32.5%
Depreciation as a % of sales	1.9%	1.5%
Amortization as a % of sales	8.3%	7.8%
Core Sales Growth

% Change Three-Month Period Ended April 1, 2022 vs. Comparable 2021 Period
Total sales growth (GAAP)	9.5%
Impact of:
Acquisitions/divestitures	(4.0)%
Currency exchange rates	2.0%
Core sales growth (non-GAAP)	7.5%
Price increases in the segment contributed 2.5% to sales growth on a year-over-year basis during the three-month period ended April 1, 2022 and are reflected as a component of core sales growth.
Total segment sales increased 9.5% during the three-month period led by increased core sales resulting from the factors discussed below as well as the impact of the acquisition of Aldevron L.L.C. (for a description of the Aldevron Acquisition, refer to Note 2 in the Company’s 2021 Annual Report). Core sales in the bioprocess business increased during the three-month period with continued strong underlying demand despite a difficult prior year comparison due to strong sales in 2021 of instruments and consumables used in the research and development of COVID-19-related treatments and vaccines and the completion of a major project in 2021. Geographically, core sales in the business were led by North America and Western Europe, partially offset by lower core sales in China as a result of a difficult prior year comparison due to the completion of a major project in China in 2021. In the first three months of 2022, core sales for filtration, separation and purification technologies increased versus the comparable period in 2021, led by Western Europe and China. Demand for these products in the period increased across all major end-markets, led by biopharmaceuticals, microelectronics and aerospace. Demand for the Company’s flow cytometry, genomics, lab automation, centrifugation, particle counting and characterization business decreased in the three-month period, primarily as a result of declines in Western Europe due to lower demand for genomic sample preparation consumables and automation products for COVID-19 testing. Core sales in the mass spectrometry business increased during the three-month period across all major end-markets and geographies driven in part by demand for new products.
Depreciation increased as a percentage of sales during the three-month period ended April 1, 2022 as compared to the comparable period of 2021 primarily as a result of the impact of depreciation from recent capital expenditures related to manufacturing capacity expansion. Amortization increased as a percentage of sales during the three-month period ended April 1, 2022 as compared to the comparable period of 2021 primarily due to the impact of the Aldevron Acquisition.

Operating Profit Performance
Operating profit margins decreased 370 basis points during the three-month period ended April 1, 2022 as compared to the comparable period of 2021.
First quarter 2022 vs. first quarter 2021 operating profit margin comparisons were favorably impacted by:
•First quarter 2021 acquisition-related fair value adjustments to inventory and deferred revenue related to the acquisition of Cytiva - 130 basis points
First quarter 2022 vs. first quarter 2021 operating profit margin comparisons were unfavorably impacted by:
•Incremental year-over-year costs associated with various new product development, sales, service and marketing growth investments, the impact of product mix, incremental year-over-year costs associated with continuing productivity improvement initiatives and incremental year-over-year material, transportation and labor costs, net of higher 2022 core sales volumes - 250 basis points
•The incremental dilutive effect in 2022 of acquired businesses, net of product line dispositions which did not qualify as discontinued operations - 150 basis points
•First quarter 2022 impairments of accounts receivable and inventory as well as accruals for contractual obligations in Russia - 100 basis points

DIAGNOSTICS
The Diagnostics segment offers clinical instruments, reagents, consumables, software and services that hospitals, physicians’ offices, reference laboratories and other critical care settings use to diagnose disease and make treatment decisions.
Diagnostics Selected Financial Data

	Three-Month Period Ended
($ in millions)	April 1, 2022	April 2, 2021
Sales	$2,644	$2,178
Operating profit	886	626
Depreciation	94	93
Amortization of intangible assets	51	51
Operating profit as a % of sales	33.5%	28.7%
Depreciation as a % of sales	3.6%	4.3%
Amortization as a % of sales	1.9%	2.3%
Core Sales Growth

% Change Three-Month Period Ended April 1, 2022 vs. Comparable 2021 Period
Total sales growth (GAAP)	21.5%
Impact of:
Acquisitions/divestitures	(1.0)%
Currency exchange rates	2.0%
Core sales growth (non-GAAP)	22.5%
Price increases in the segment contributed 0.5% to sales growth on a year-over-year basis during the three-month period ended April 1, 2022 and are reflected as a component of core sales growth.
Total segment sales increased 21.5% during the three-month period primarily as a result of increased core sales resulting from the factors discussed below. In the first three months of 2022, the segment experienced higher year-over-year demand for molecular diagnostics tests for COVID-19 which contributed significantly to overall segment core sales growth. Core sales in the segment’s clinical lab business grew on a year-over-year basis in the three-month period ended April 1, 2022, driven by increased demand across most major end-markets, partially offset by lower demand in China. Continued demand for the chemistry and immunoassay product lines drove core sales growth. During the three-month period, core sales in the molecular diagnostics business increased on a year-over-year basis in all major geographies as the business experienced strong growth in sales of consumables, driven primarily by increased sales of diagnostic test solutions for COVID-19 as well as higher year-over-year demand for non-respiratory disease tests. Additional production capacity added in 2021 allowed the business to produce more diagnostic tests in response to year-over-year market growth. Core sales in the acute care diagnostic business increased year-over-year in the three-month period due to demand for blood gas and immunoassay consumables, largely offset by lower year-over-year instrument sales primarily due to a difficult prior year comparison as a result of strong COVID-19-related demand in 2021. Geographically, demand was driven by North America and Western Europe, partially offset by lower year-over-year core sales in China. Core sales in the pathology business grew year-over-year across all major product lines in the three-month period ended April 1, 2022, led by demand in North America and Western Europe.
Operating Profit Performance
Operating profit margins increased 480 basis points during the three-month period ended April 1, 2022 as compared to the comparable period of 2021.
First quarter 2022 vs. first quarter 2021 operating profit margin comparisons were favorably impacted by:
•Higher first quarter 2022 core sales volumes, the impact of product mix and incremental year-over-year cost savings associated with continuing productivity improvement initiatives, net of incremental year-over-year costs associated with various new product development, sales and marketing growth initiatives, incremental year-over-year material, transportation and labor costs and the impact of foreign currency exchange rates in the first quarter of 2022 - 400 basis points
•The incremental accretive effect in 2022 of acquired businesses - 45 basis points
•First quarter 2021 impairment charge related to a trade name - 45 basis points
First quarter 2022 vs. first quarter 2021 operating profit margin comparisons were unfavorably impacted by:
•First quarter 2022 impairment of accounts receivable as well as accruals for contractual obligations in Russia - 10 basis points
Depreciation and amortization of intangible assets both decreased as a percentage of sales during the three-month period ended April 1, 2022, primarily as a result of the increase in sales.

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
Environmental & Applied Solutions Selected Financial Data

	Three-Month Period Ended
($ in millions)	April 1, 2022	April 2, 2021
Sales	$1,162	$1,134
Operating profit	236	285
Depreciation	11	11
Amortization of intangible assets	14	16
Operating profit as a % of sales	20.3%	25.1%
Depreciation as a % of sales	0.9%	1.0%
Amortization as a % of sales	1.2%	1.4%

Core Sales Growth

% Change Three-Month Period Ended April 1, 2022 vs. Comparable 2021 Period
Total sales growth (GAAP)	2.5%
Impact of:
Acquisitions/divestitures	2.5%
Currency exchange rates	1.5%
Core sales growth (non-GAAP)	6.5%
Price increases in the segment contributed 5.0% to sales growth on a year-over-year basis during the three-month period ended April 1, 2022 and are reflected as a component of core sales growth. Total segment sales increased 2.5% during the three-month period primarily as a result of core sales growth driven by the factors discussed below.
Core sales in the segment’s water quality business increased at a high-single digit rate during the three-month period ended April 1, 2022 compared to the comparable period of 2021. Year-over-year core sales in the analytical instrumentation product line increased in the three-month period driven by increased sales in Western Europe and North America, partially offset by declines in China. Core sales in the business’ chemical treatment solutions product line increased during the three-month period as a result of increased demand across most major end-markets. Geographically, the increase in core sales of chemical treatment solutions in the period was driven by North America and Latin America.
Core sales in the segment’s product identification businesses grew at a mid-single digit rate during the three-month period ended April 1, 2022 compared to the comparable period of 2021. Core sales in the marking and coding business increased during the three-month period across most major end-markets, driven primarily by continued demand for consumables. Geographically, the increase in core sales for the marking and coding business was driven by North America and Western Europe. For the packaging and color solutions products and services, core sales decreased in the three-month period as declines in core sales of color solution products more than offset increased core sales of packaging products.
Operating Profit Performance
Operating profit margins decreased 480 basis points during the three-month period ended April 1, 2022 as compared to the comparable period of 2021.
First quarter 2022 vs. first quarter 2021 operating profit margin comparisons were favorably impacted by:
•The incremental net accretive effect in 2022 of acquired businesses, net of product line dispositions which did not qualify as discontinued operations - 50 basis points
First quarter 2022 vs. first quarter 2021 operating profit margin comparisons were unfavorably impacted by:
•Incremental year-over-year costs associated with sales, service and marketing growth investments, incremental year-over-year material, transportation and labor costs, incremental year-over year costs associated with continuing productivity improvement initiatives and the impact of foreign currency exchange rates in the first quarter of 2022, net of higher 2022 core sales volumes - 520 basis points
•First quarter 2022 impairments of accounts receivable and inventory in Russia - 10 basis points

COST OF SALES AND GROSS PROFIT

	Three-Month Period Ended
($ in millions)	April 1, 2022	April 2, 2021
Sales	$7,688	$6,858
Cost of sales	(2,983)	(2,605)
Gross profit	$4,705	$4,253
Gross profit margin	61.2%	62.0%

The year-over-year increase in cost of sales during the three-month period ended April 1, 2022 as compared to the comparable period in 2021, was due primarily to the impact of higher year-over-year sales volumes, including sales from recently acquired businesses, incremental year-over-year material, transportation and labor costs and an inventory charge related to Russia. This increase was partially offset by the impact of acquisition-related charges associated with fair value adjustments to inventory in connection with the acquisition of Cytiva which increased cost of sales by $29 million in the first quarter of 2021.
The year-over-year decrease in gross profit margin during the three-month period ended April 1, 2022 as compared to the comparable period in 2021, was due primarily to the impact of foreign exchange rates, incremental year-over-year material, transportation and labor costs and an inventory charge related to Russia. This decrease was partially offset by the impact of price increases, year-over-year productivity improvement initiatives and the impact of acquisition-related charges associated with fair value adjustments to inventory and deferred revenue recorded in connection with the acquisition of Cytiva totaling $46 million which adversely impacted the gross profit margin in the first quarter of 2021.

OPERATING EXPENSES

	Three-Month Period Ended
($ in millions)	April 1, 2022	April 2, 2021
Sales	$7,688	$6,858
Selling, general and administrative (“SG&A”) expenses	2,092	1,876
Research and development (“R&D”) expenses	441	380
SG&A as a % of sales	27.2%	27.4%
R&D as a % of sales	5.7%	5.5%
SG&A expenses as a percentage of sales declined slightly for the three-month period ended April 1, 2022 as compared to the comparable period in 2021. The decline was driven by the benefit of increased leverage of the Company’s general and administrative cost base, including amortization expense, resulting from higher 2022 sales volumes, including sales volumes from recently acquired businesses, incremental year-over-year cost savings associated with continuing productivity improvement initiatives and the impact of an impairment charge related to a trade name which was incurred in the first quarter of 2021. This decline was partially offset by continued investments in sales and marketing growth initiatives, increased labor costs and a charge related to impairments of certain accounts receivable and accrual of contractual obligations incurred in Russia.
R&D expenses (consisting principally of internal and contract engineering personnel costs) as a percentage of sales increased slightly during the three-month period ended April 1, 2022 as compared to the comparable period of 2021, primarily due to spending growth related to the Company’s new product development initiatives exceeding the sales growth rate for the period.

OTHER INCOME (EXPENSE), NET
For a description of the Company’s other income (expense), net during the three-month periods ended April 1, 2022 and April 2, 2021, refer to Note 7 to the accompanying Consolidated Condensed Financial Statements.

INTEREST COSTS AND FINANCING
For a discussion of the Company’s outstanding indebtedness, refer to Note 10 to the accompanying Consolidated Condensed Financial Statements.
Interest expense of $54 million for the three-month period ended April 1, 2022 was $4 million lower than the comparable period of 2021, due primarily to lower average debt balances in the three-month period in 2022 versus the comparable period of 2021 and the impact of the stronger U.S. dollar in 2022 on the interest expense for the Company’s foreign currency denominated debt (and U.S. dollar debt that has been converted into a foreign currency through cross-currency swap derivative contracts).
Interest income of $1 million for the three-month period ended April 1, 2022 was $3 million lower than the comparable period of 2021, due primarily to lower average cash balances in 2022 compared to 2021.

INCOME TAXES
The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended
	April 1, 2022	April 2, 2021
Effective tax rate	17.8%	18.3%
The Company operates globally, including in certain jurisdictions with lower tax rates than the U.S. federal statutory rate. Therefore, the impact of operating in such jurisdictions reduces the effective tax rate compared to the U.S. statutory tax rate.
The effective tax rate for the three-month period ended April 1, 2022 differs from the U.S. federal statutory rate of 21.0% principally due to net discrete benefits of $41 million related primarily to excess tax benefits from stock-based compensation and changes in estimates associated with prior period uncertain tax positions. These factors reduced the effective tax rate by 2.0% for the three-month period ended April 1, 2022.
The effective tax rate for the three-month period ended April 2, 2021 differs from the U.S. federal statutory rate of 21.0% principally due to net discrete benefits of $44 million related primarily to excess tax benefits from stock-based compensation and the benefit from release of reserves for uncertain tax positions from audit settlements, net of changes in estimates associated with prior period uncertain tax positions. These factors reduced the effective tax rate by 2.1% for the three-month period ended April 2, 2021.
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
Refer to Note 6 to the Consolidated Condensed Financial Statements for discussion regarding the Company’s significant tax matters.
The Company expects its effective tax rate for the remainder of 2022 to be approximately 19.5%. The Company’s effective tax rate could vary as a result of many factors, including but not limited to the following:
•The expected rate for the remainder of 2022 includes the anticipated discrete income tax benefits from excess tax deductions related to the Company’s stock compensation programs, which are reflected as a reduction in tax expense, though the actual benefits (if any) will depend on the Company’s stock price and stock option exercise patterns.
•The actual mix of earnings by jurisdiction could fluctuate from the Company’s projection.
•The tax effects of other discrete items, including accruals related to tax contingencies, the resolution of worldwide tax matters, tax audit settlements, statute of limitations expirations and changes in tax regulations.
•Any future changes in tax law or the implementation of recently proposed increases in tax rates, the impact of future regulations and any related additional tax planning efforts to address these changes.
As a result of the uncertainty in predicting these items, it is reasonably possible that the actual effective tax rate used for financial reporting purposes will change in future periods.

COMPREHENSIVE INCOME
In 2022, comprehensive income increased $628 million for the three-month period as compared to the comparable period of 2021, primarily driven by a decrease in losses from foreign currency translation adjustments and from cash flow hedge adjustments as well as higher net earnings. The Company recorded foreign currency translation loss of $343 million for the three-month period ended April 1, 2022, as compared to a loss of $922 million for the three-month period ended April 2, 2021.

The Company recorded a loss of $20 million from cash flow hedge adjustments related to the Company’s cross-currency swap derivative contracts for the three-month period ended April 1, 2022, as compared to a loss of $42 million for the comparable period of 2021.

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
The Company has relied primarily on borrowings under its commercial paper program to address liquidity requirements that exceed the capacity provided by its operating cash flows and cash on hand, while also accessing the capital markets from time to time including to secure financing for more significant acquisitions. Subject to any limitations that may result from the COVID-19 pandemic or other market disruptions, the Company anticipates following the same approach in the future.
Overview of Cash Flows and Liquidity
Following is an overview of the Company’s cash flows and liquidity ($ in millions):

	Three-Month Period Ended
($ in millions)	April 1, 2022	April 2, 2021
Total operating cash flows	$1,968	$1,871

Cash paid for acquisitions	$(17)	$(419)
Payments for additions to property, plant and equipment	(250)	(251)
Proceeds from sales of property, plant and equipment	2	12
Payments for purchases of investments	(274)	(420)
Proceeds from sales of investments	17	43
Proceeds from sale of product lines	—	26
All other investing activities	19	16
Total cash used in investing activities	$(503)	$(993)

Payments for the issuance of common stock in connection with stock-based compensation, net	$(46)	$(12)
Payment of dividends	(191)	(169)
Net proceeds from (repayments of) borrowings (maturities of 90 days or less)	10	(1)
Net repayments of borrowings (maturities longer than 90 days)	—	(279)
All other financing activities	(47)	12
Total cash used in financing activities	$(274)	$(449)
•Operating cash flows increased $97 million, or 5%, during the three-month period ended April 1, 2022 as compared to the comparable period of 2021, due to higher net earnings (after excluding in both periods charges for depreciation, amortization (including intangible assets and inventory step-up), stock compensation, gain on sale of product lines and unrealized investment gains/losses). These increases were partially offset by higher cash used in aggregate for accounts receivables, inventories, trade accounts payable and accrued and prepaid expenses in 2022 compared to the prior year.
•Net cash used in investing activities consisted primarily of investments and capital expenditures and decreased year-over-year primarily as a result of lower cash paid for acquisitions and investments in the 2022 period compared to 2021. Refer to Note 2 to the accompanying Consolidated Condensed Financial Statements for information on the Company’s acquisitions.
•As of April 1, 2022, the Company held approximately $3.7 billion of cash and cash equivalents.

Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, restructuring activities and productivity improvement initiatives, pension funding and other items impact reported cash flows.
Operating cash flows were approximately $2.0 billion for the first three months of 2022, an increase of $97 million, or 5%, as compared to the comparable period of 2021. The year-over-year change in operating cash flows from 2021 to 2022 was primarily attributable to the following factors:
•2022 operating cash flows reflected an increase of $23 million in net earnings for the first three months of 2022 as compared to the comparable period in 2021.
•Net earnings for the first three months of 2022 also reflected an increase of $186 million of depreciation, intangible asset amortization and stock compensation expense as compared to the comparable period of 2021, net of a decrease in amortization of an acquisition-related inventory step-up, unrealized investment gains/losses and the gain on sale of product lines in 2022 compared to 2021. Amortization expense primarily relates to the amortization of intangible assets and inventory fair value adjustments. Depreciation expense relates to both the Company’s manufacturing and operating facilities as well as instrumentation leased to customers under operating-type lease arrangements. Depreciation, amortization and stock compensation are noncash expenses that decrease earnings without a corresponding impact to operating cash flows. Cash flows from the gain on sale of product lines are reflected in cash flows from investing activities while unrealized investment gains/losses impact net earnings without immediately impacting cash flows as the cash flow impact from investments occurs when the invested capital is returned to the Company.
•The aggregate of trade accounts receivable, inventories and trade accounts payable used $482 million in operating cash flows during the first three months of 2022, compared to $150 million of operating cash flows used in the comparable period of 2021. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories and trade accounts payable depends upon how effectively the Company manages the cash conversion cycle, which effectively represents the number of days that elapse from the day it pays for the purchase of raw materials and components to the collection of cash from its customers and can be significantly impacted by the timing of collections and payments in a period.
•The aggregate of prepaid expenses and other assets, deferred income taxes and accrued expenses and other liabilities provided $56 million of operating cash flows during the first three months of 2022, compared to $164 million of operating cash flows used in the comparable period of 2021. The timing of cash payments for income taxes, various employee-related liabilities, customer funding and changes in accrued expenses, drove the majority of this change.

Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures, including instruments leased to customers, cash used for investments and cash proceeds from divestitures of businesses or assets.
Net cash used in investing activities decreased $490 million in the three-month period ended April 1, 2022 compared to the comparable period of 2021, primarily as a result of cash used for the Company’s acquisitions in the first quarter of 2021 exceeding the cash used for acquisitions in the first quarter of 2022. For a discussion of the Company’s acquisitions during the first three months of 2022 refer to “—Overview”. In addition, in the first quarter of 2022 and 2021, the Company invested $274 million and $420 million, respectively, in non-marketable equity securities and partnerships.
Capital expenditures are made primarily for increasing manufacturing capacity, replacing equipment, supporting new product development, improving information technology systems and the manufacture of instruments that are used in OTL arrangements that certain of the Company’s businesses enter into with customers. Capital expenditures were essentially flat on a year-over-year basis for the three-month period ended April 1, 2022 compared to the comparable period in 2021. For the full year 2022, the Company forecasts capital spending to be approximately $1.5 billion, driven primarily by continued expenditures primarily to support customer demand for products related to testing, treatment and vaccine production for COVID-19 and other growth opportunities.

Financing Activities and Indebtedness
Cash flows relating to financing activities typically consist primarily of cash flows associated with the issuance and repayments of commercial paper, issuance and repayment of long-term debt, borrowings under committed credit facilities, issuance and repurchases of common stock, issuance of preferred stock and payments of cash dividends to shareholders. Financing activities used cash of $274 million during the three-month period ended April 1, 2022 compared to $449 million of cash used in the comparable period of 2021. The year-over-year decrease in cash used by financing activities was due primarily to repayment of borrowings in 2021.
For a description of the Company’s outstanding debt as of April 1, 2022 and the Company’s commercial paper programs and credit facility, refer to Note 10 to the accompanying Consolidated Condensed Financial Statements. As of April 1, 2022, the Company was in compliance with all of its respective debt covenants.
As discussed in Note 14 to the accompanying Consolidated Condensed Financial Statements, all outstanding shares of the Company’s 4.75% MCPS Series A converted on April 15, 2022 at a rate of 6.6632 common shares per share of preferred stock.

Stock Repurchase Program
For information regarding the Company’s stock repurchase program, refer to Part II—Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”.

Dividends
Aggregate cash payments for dividends on Company common stock during the three-month period ended April 1, 2022 were $150 million and aggregate cash payments for dividends on the Company’s MCPS during the three-month period ended April 1, 2022 were $41 million. The increase in dividend payments over the comparable period of 2021 primarily relates to an increase in the quarterly dividend rate for common stock beginning with respect to the dividend paid in the second quarter of 2021.
In the first quarter of 2022, the Company declared a regular quarterly dividend of $0.25 per share of Company common stock payable on April 29, 2022 to holders of record as of March 25, 2022. In addition, the Company declared a quarterly cash dividend of $11.875 per MCPS Series A that was paid on April 15, 2022 to holders of record as of March 31, 2022 and quarterly cash dividend of $12.50 per MCPS Series B that was paid on April 15, 2022 to holders of record as of March 31, 2022.

Cash and Cash Requirements
As of April 1, 2022, the Company held approximately $3.7 billion of cash and cash equivalents that were held on deposit with financial institutions or invested in highly liquid investment-grade debt instruments with a maturity of 90 days or less. Of the cash and cash equivalents, $186 million was held within the United States and approximately $3.5 billion was held outside of the United States. The Company will continue to have cash requirements to support general corporate purposes, which may include working capital needs, capital expenditures, acquisitions and investments, paying interest and servicing debt, paying taxes and any related interest or penalties, funding its restructuring activities and pension plans as required, paying dividends to shareholders, repurchasing shares of the Company’s common stock and supporting other business needs.
The Company generally intends to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, the Company may also borrow under its commercial paper programs (if available) or borrow under the Company’s Five-Year Facility, enter into new credit facilities and either borrow directly thereunder or use such credit facilities to backstop additional borrowing capacity under its commercial paper programs (if available) and/or access the capital markets (if available). The Company also may from time to time seek to access the capital markets to take advantage of favorable interest rate environments or other market conditions. With respect to the commercial paper and other notes scheduled to mature during the remainder of 2022, the Company expects to repay the principal amounts when due using available cash, proceeds from new issuances of commercial paper (if available), drawing on its Five-Year Facility and/or proceeds from other debt issuances.
While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company’s foreign cash could be repatriated to the United States. Following enactment of the Tax Cuts and Jobs Act and the associated Transition Tax, in general, repatriation of cash to the United States can be completed with no incremental U.S. tax; however, repatriation of cash could subject the Company to non-U.S. taxes on distributions. The cash that the Company’s non-U.S. subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. The income taxes, if any, applicable to such earnings including basis differences in our foreign subsidiaries are not readily determinable. As of April 1, 2022, management believes that it has sufficient sources of liquidity to satisfy its cash needs, including its cash needs in the United States.
During 2022, the Company’s cash contribution requirements for its U.S. and non-U.S. defined benefit pension plans are forecasted to be approximately $10 million and $49 million, respectively. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.

CRITICAL ACCOUNTING ESTIMATES
There have been no material changes to the Company’s critical accounting estimates as described in the 2021 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Instruments and Risk Management,” in the Company’s 2021 Annual Report. There were no material changes during the quarter ended April 1, 2022 to this information as reported in the Company’s 2021 Annual Report.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
For additional information regarding legal proceedings, refer to the section titled “Legal Proceedings” in the MD&A section of the Company’s 2021 Annual Report.

ITEM 1A. RISK FACTORS
The Company is supplementing the risk factors previously disclosed in the Company's 2021 Annual Report with the following risk factor. Additional information regarding risk factors can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Information Related to Forward-Looking Statements,” in Part I—Item 2 of this Form 10-Q and in Part I—Item 1A of the Company’s 2021 Annual Report.
The military conflict between Russia and Ukraine has adversely affected and may further adversely affect our business and financial statements.
Given the nature of our business and our global operations, political, economic, social and other conditions in non-U.S. countries and regions, including geopolitical risks such as the current military conflict between Russia and Ukraine, may adversely affect our business and financial statements. For the year ended December 31, 2021, approximately 1% of the Company’s sales were derived from customers based in Russia, and Ukraine accounted for a de minimis percentage of the Company’s sales. In light of the situation in Ukraine, in addition to suspending sales prohibited by sanctions, the Company has suspended the shipment of products to Russia with the exception of products for the purposes of diagnosing and treating patients and producing vaccines and therapeutics. We incurred a pretax charge of $43 million in the first quarter of 2022 as a result of asset impairments, accruals for contractual obligations and similar items and we may incur additional charges in the future. The conflict in Ukraine may escalate and/or expand in scope and the broader consequences of this conflict, which have included and/or may in the future include sanctions, embargoes, regional instability and geopolitical shifts; potential retaliatory action by the Russian government against companies, including us, such as nationalization of foreign businesses in Russia; and increased tensions between the United States and countries in which we operate cannot be predicted, nor can we predict the conflict’s impact on the global economy and on our business and financial statements.
The Russia and Ukraine conflict may also heighten many other risks disclosed in our Annual Report, any of which could materially and adversely affect our business and financial statements. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including increased inflation, constraints on the availability of commodities, supply chain disruption and decreased business spending; disruptions to our or our business partners’ global technology infrastructure, including through cyber-attack or cyber-intrusion; adverse changes in international trade policies and relations; claims, litigation and regulatory enforcement; our ability to implement and execute our business strategy; terrorist activities; our exposure to foreign currency fluctuations; reputational risk; and constraints, volatility, or disruption in the capital markets.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the three-month period ended April 1, 2022. On July 16, 2013, the Company’s Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Repurchase Program, and the timing and amount of any shares repurchased under the program will be determined by the Company’s management based on its evaluation of market conditions and other factors. The Repurchase Program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plans) and for other corporate purposes. As of April 1, 2022, 20 million shares remained available for repurchase pursuant to the Repurchase Program. The Company expects to fund any future stock repurchases using the Company’s available cash balances or proceeds from the issuance of debt.

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
In the normal course of business, as permitted and authorized by the OFAC General License (and subject to the Company’s suspension of sales prohibited by sanctions and suspension of certain product shipments to Russia as a result of the conflict with Ukraine, as described above), certain of the Company’s subsidiaries may file notifications with, or apply for import licenses and permits from, the FSB as required pursuant to Russian encryption product import controls for the purpose of enabling such subsidiaries or their channel partners to import and distribute certain products in the Russian Federation. There are no gross revenues or net profits directly associated with these activities, and neither the Company nor any of its subsidiaries distribute or sell products or provide services to the FSB.

ITEM 6. EXHIBITS
(a)Exhibits:

3.1	Restated Certificate of Incorporation of Danaher Corporation (incorporated by reference from Exhibit 3.1 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2012)

3.2
Certificate of Designations of the 4.75% Mandatory Convertible Preferred Stock, Series A, filed with the Secretary of State of the State of Delaware on February 28, 2019 (incorporated by reference from Exhibit 3.1 to Danaher Corporation’s Current Report on Form 8-K filed March 1, 2019)

3.3
Certificate of Designations of the 5.00% Mandatory Convertible Preferred Stock, Series B, filed with the Secretary of State of the State of Delaware on May 11, 2020 (incorporated by reference from Exhibit 3.1 to Danaher Corporation’s Current Report on Form 8-K filed May 12, 2020)

3.4
Amendment No. 3 to Second Amended and Restated Credit Agreement, dated as of February 21, 2022, among Danaher Corporation, Bank of America, N.A. (as Administrative Agent) and Bank of America, N.A. London Branch (as Swing Line Lender)

3.5	Amended and Restated By-laws of Danaher Corporation (incorporated by reference from Exhibit 3.1 to Danaher Corporation’s Current Report on Form 8-K filed July 13, 2021)

22.1	Subsidiary guarantors and issuers of guaranteed securities and affiliates whose securities collateralize securities of the Registrant

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DANAHER CORPORATION

Date:	April 20, 2022	By:	/s/ Matthew R. McGrew
Matthew R. McGrew
Executive Vice President and Chief Financial Officer

Date:	April 20, 2022	By:	/s/ Christopher M. Bouda
Christopher M. Bouda
Vice President and Chief Accounting Officer