Form 10-Q
period 2022-07-01
DANAHER CORP /DE/
filed 2022-07-21
CIK 313616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The number of shares of common stock outstanding at July 15, 2022 was 727,445,355.

DANAHER CORPORATION
INDEX
FORM 10-Q

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ in millions, except per share amount)
(unaudited)

	July 1, 2022	December 31, 2021
ASSETS
Current assets:
Cash and equivalents	$3,984	$2,586
Trade accounts receivable, less allowance for doubtful accounts of $120 and $124, respectively	4,527	4,631
Inventories:
Finished goods	1,608	1,343
Work in process	530	473
Raw materials	1,119	951
Total inventories	3,257	2,767
Prepaid expenses and other current assets	1,461	1,664
Total current assets	13,229	11,648
Property, plant and equipment, net of accumulated depreciation of $3,538 and $3,465, respectively	3,794	3,790
Other long-term assets	4,600	3,719
Goodwill	39,276	41,184
Other intangible assets, net	20,907	22,843
Total assets	$81,806	$83,184
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$10	$8
Trade accounts payable	2,419	2,569
Accrued expenses and other liabilities	5,127	5,563
Total current liabilities	7,556	8,140
Other long-term liabilities	7,597	7,699
Long-term debt	20,052	22,168
Stockholders’ equity:
Preferred stock, no par value, 15.0 million shares authorized; no shares and 1.65 million shares of 4.75% Mandatory Convertible Preferred Stock, Series A, issued and outstanding as of July 1, 2022 and December 31, 2021, respectively; 1.72 million shares of 5.00% Mandatory Convertible Preferred Stock, Series B, issued and outstanding as of July 1, 2022 and December 31, 2021	1,668	3,268
Common stock - $0.01 par value, 2.0 billion shares authorized; 868.4 million issued and 727.4 million outstanding as of July 1, 2022; 855.7 million issued and 715.0 million outstanding as of December 31, 2021	9	9
Additional paid-in capital	11,854	10,090
Retained earnings	35,808	32,827
Accumulated other comprehensive income (loss)	(2,745)	(1,027)
Total Danaher stockholders’ equity	46,594	45,167
Noncontrolling interests	7	10
Total stockholders’ equity	46,601	45,177
Total liabilities and stockholders’ equity	$81,806	$83,184
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three-Month Period Ended		Six-Month Period Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Sales	$7,751	$7,218	$15,439	$14,076
Cost of sales	(3,030)	(2,821)	(6,013)	(5,426)
Gross profit	4,721	4,397	9,426	8,650
Operating costs:
Selling, general and administrative expenses	(2,085)	(1,966)	(4,177)	(3,842)
Research and development expenses	(431)	(426)	(872)	(806)
Operating profit	2,205	2,005	4,377	4,002
Nonoperating income (expense):
Other income (expense), net	(87)	97	(107)	237
Interest expense	(51)	(62)	(105)	(120)
Interest income	2	3	3	7
Earnings from continuing operations before income taxes	2,069	2,043	4,168	4,126
Income taxes	(389)	(344)	(763)	(725)
Net earnings from continuing operations	1,680	1,699	3,405	3,401
Earnings from discontinued operations, net of income taxes	—	86	—	86
Net earnings	1,680	1,785	3,405	3,487
Mandatory convertible preferred stock dividends	(22)	(41)	(63)	(82)
Net earnings attributable to common stockholders	$1,658	$1,744	$3,342	$3,405
Net earnings per common share from continuing operations:
Basic	$2.28	$2.32	$4.63	$4.65
Diluted	$2.25	$2.28	$4.56	$4.57
Net earnings per common share from discontinued operations:
Basic	$—	$0.12	$—	$0.12
Diluted	$—	$0.12	$—	$0.12
Net earnings per common share:
Basic	$2.28	$2.44	$4.63	$4.77
Diluted	$2.25	$2.40	$4.56	$4.68	(a)
Average common stock and common equivalent shares outstanding:
Basic	726.7	714.5	721.5	713.9
Diluted	736.0	736.0	736.8	735.6
(a) Net earnings per common share amounts do not add due to rounding. Net earnings per common share amounts for the relevant three-month periods do not add to the six-month period amount due to rounding.
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three-Month Period Ended		Six-Month Period Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Net earnings	$1,680	$1,785	$3,405	$3,487
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(1,442)	408	(1,785)	(514)
Pension and postretirement plan benefit adjustments	7	11	21	21
Cash flow hedge adjustments	66	228	46	186
Total other comprehensive income (loss), net of income taxes	(1,369)	647	(1,718)	(307)
Comprehensive income	$311	$2,432	$1,687	$3,180
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ in millions)
(unaudited)

	Three-Month Period Ended		Six-Month Period Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Preferred stock:
Balance, beginning of period	$3,268	$3,268	$3,268	$3,268
Conversion of Mandatory Convertible Preferred Stock to common stock	(1,600)	—	(1,600)	—
Balance, end of period	$1,668	$3,268	$1,668	$3,268
Common stock:
Balance, beginning and end of period	$9	$9	$9	$9
Additional paid-in capital:
Balance, beginning of period	$10,123	$9,794	$10,090	$9,698
Common stock-based award	130	96	178	158
Common stock issued in connection with Mandatory Convertible Preferred Stock conversions	1,600	—	1,600	—
Common stock issued in connection with LYONs’ conversions, including tax benefit of $10 for the six-month period ended July 2, 2021	—	—	—	34
Change in noncontrolling interests	1	—	(14)	—
Balance, end of period	$11,854	$9,890	$11,854	$9,890
Retained earnings:
Balance, beginning of period	$34,332	$28,670	$32,827	$27,159
Net earnings	1,680	1,785	3,405	3,487
Common stock dividends declared	(182)	(150)	(361)	(300)
Mandatory Convertible Preferred Stock dividends declared	(22)	(41)	(63)	(82)
Balance, end of period	$35,808	$30,264	$35,808	$30,264
Accumulated other comprehensive income (loss):
Balance, beginning of period	$(1,376)	$(1,322)	$(1,027)	$(368)
Other comprehensive income (loss)	(1,369)	647	(1,718)	(307)
Balance, end of period	$(2,745)	$(675)	$(2,745)	$(675)
Noncontrolling interests:
Balance, beginning of period	$6	$11	$10	$11
Change in noncontrolling interests	1	(1)	(3)	(1)
Balance, end of period	$7	$10	$7	$10
Total stockholders’ equity, end of period	$46,601	$42,766	$46,601	$42,766
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Six-Month Period Ended
	July 1, 2022	July 2, 2021
Cash flows from operating activities:
Net earnings	$3,405	$3,487
Less: earnings from discontinued operations, net of income taxes	—	86
Net earnings from continuing operations	3,405	3,401
Noncash items:
Depreciation	358	336
Amortization of intangible assets	759	691
Amortization of acquisition-related inventory fair value step-up	—	29
Stock-based compensation expense	181	107
Pretax gain on sale of product lines and investment (gains) losses	122	(215)
Change in trade accounts receivable, net	(145)	(71)
Change in inventories	(668)	(292)
Change in trade accounts payable	(11)	(70)
Change in prepaid expenses and other assets	(99)	143
Change in accrued expenses and other liabilities	66	(68)
Net cash provided by operating activities from continuing operations	3,968	3,991
Cash flows from investing activities:
Cash paid for acquisitions	(77)	(1,065)
Payments for additions to property, plant and equipment	(546)	(556)
Proceeds from sales of property, plant and equipment	9	13
Payments for purchases of investments	(328)	(552)
Proceeds from sales of investments	17	56
Proceeds from sale of product lines	—	26
All other investing activities	22	18
Total cash used in investing activities for continuing operations	(903)	(2,060)
Cash flows from financing activities:
(Payments for) proceeds from the issuance of common stock in connection with stock-based compensation, net	(23)	25
Payment of dividends	(411)	(360)
Net (repayments of) proceeds from borrowings (maturities of 90 days or less)	(669)	13
Net repayments of borrowings (maturities longer than 90 days)	(265)	(279)
All other financing activities	(66)	13
Total cash used in financing activities for continuing operations	(1,434)	(588)
Effect of exchange rate changes on cash and equivalents	(233)	(56)
Net change in cash and equivalents	1,398	1,287
Beginning balance of cash and equivalents	2,586	6,035
Ending balance of cash and equivalents	$3,984	$7,322
Supplemental disclosures:
Cash interest payments	$167	$150
Cash income tax payments	625	568
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
In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of July 1, 2022 and December 31, 2021, its results of operations for the three and six-month periods ended July 1, 2022 and July 2, 2021 and its cash flows for each of the six-month periods then ended.
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
In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832), which requires annual disclosures of transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. For the Company, these disclosures will initially be required for the Company’s financial statements for the year ending December 31, 2022. These required annual disclosures include information on the nature of transactions and related accounting policies used to account for transactions, detail of the line items on the balance sheet and income statement affected by these transactions, including amounts applicable to each line, and significant terms and conditions of the transactions including commitments and contingencies. On January 1, 2022, the Company adopted the ASU. The Company is in the process of assessing the impact of this ASU and drafting the annual disclosures.
In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The ASU clarifies the guidance in ASC 820, Fair Value Measurement, related to the measurement of the fair value of an equity security subject to contractual sale restrictions and introduces disclosure requirements related to such equity securities. The Company early adopted the ASU effective July 1, 2022. The impact of the adoption of the ASU was not significant.
Operating Leases—As of both July 1, 2022 and December 31, 2021, operating lease right-of-use assets where the Company was the lessee were approximately $1.0 billion and are included within other long-term assets in the accompanying Consolidated Condensed Balance Sheets.  The associated operating lease liabilities were approximately $1.1 billion as of both July 1, 2022 and December 31, 2021 and are included in accrued expenses and other liabilities and other long-term liabilities.

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
During the six-month period ended July 1, 2022, the Company acquired two businesses for total consideration of $77 million in cash, net of cash acquired. The businesses acquired complement existing units of the Company’s Life Science and Environmental & Applied Solutions segments. The aggregate annual sales of the two businesses acquired in 2022 at the time of acquisition, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were $7 million.
The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the six-month period ended July 1, 2022 ($ in millions):

Goodwill	$44
Other intangible assets, primarily technology and customer relationships	35
Deferred tax liabilities	(4)
Other assets and liabilities, net	2
Net cash consideration	$77

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

	Three-Month Period Ended		Six-Month Period Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Sales	$7,751	$7,320	$15,440	$14,287
Net earnings from continuing operations	1,679	1,638	3,404	3,265
Diluted net earnings per common share from continuing operations (a)	2.25	2.20	4.56	4.38
(a) Diluted net earnings per common share from continuing operations is calculated by deducting the Mandatory Convertible Preferred Stock (“MCPS”) dividends from net earnings from continuing operations for the anti-dilutive MCPS shares (refer to Note 4 for additional information).

NOTE 3. DISCONTINUED OPERATIONS
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

NOTE 4. NET EARNINGS PER COMMON SHARE
Basic net earnings per common share from continuing operations (“EPS”) is calculated by taking net earnings from continuing operations less the MCPS dividends divided by the weighted average number of common shares outstanding for the applicable period. Diluted net EPS from continuing operations is computed by taking net earnings from continuing operations less the MCPS dividends divided by the weighted average number of common shares outstanding increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased with the proceeds from the issuance of the potentially dilutive shares. For the three-month periods ended July 1, 2022 and July 2, 2021, approximately 2.4 million and 193 thousand options to purchase shares, respectively, were excluded from the diluted EPS from continuing operations calculation and for the six-month periods ended July 1, 2022 and July 2, 2021, approximately 2.4 million and 132 thousand options, respectively, to purchase shares were excluded from the diluted EPS calculation, as the impact of their inclusion would have been anti-dilutive. Basic and diluted EPS are computed independently for each quarter and year-to-date period, and each period involves the use of different weighted-average share count figures. As a result, and after factoring the effect of rounding to the nearest cent per share, the sum of prior quarterly EPS figures may not equal year-to-date EPS.
The impact of the MCPS Series A calculated under the if-converted method was dilutive for both the three and six-month periods ended July 1, 2022 and July 2, 2021, and as such 1.1 million and 6.0 million shares for the three and six-month periods ended July 1, 2022, respectively, and 11.0 million shares, for both the three and six-month periods ended July 2, 2021, underlying the MCPS Series A were included in the calculation of diluted EPS. The related MCPS Series A dividends of $20 million for the six-month period ended July 1, 2022 and $20 million and $40 million for the three and six-month periods ended July 2, 2021, respectively, were excluded from the calculation of net earnings for diluted EPS. On April 15, 2022, all outstanding shares of the MCPS Series A converted into 11.0 million shares of the Company’s common stock. There were no MCPS Series A dividends declared in the second quarter of 2022 prior to their conversion and the MCPS Series A were dilutive for all periods prior to the conversion. Refer to Note 15 for additional information about the MCPS Series A conversion.
The impact of the MCPS Series B calculated under the if-converted method was anti-dilutive for both the three and six-month periods ended July 1, 2022 and July 2, 2021, and as such 8.6 million shares, for both the three and six-month periods underlying the MCPS Series B were excluded from the calculation of diluted EPS and the related MCPS Series B dividends of $22 million and $21 million for the three-month periods, respectively, and $43 million and $42 million for the six-month periods, respectively, were included in the calculation of net earnings for diluted EPS.

Information related to the calculation of net earnings per common share from continuing operations is summarized as follows ($ and shares in millions, except per share amounts):

	Three-Month Period Ended		Six-Month Period Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Numerator:
Net earnings from continuing operations	$1,680	$1,699	$3,405	$3,401
MCPS dividends	(22)	(41)	(63)	(82)
Net earnings from continuing operations attributable to common stockholders for Basic EPS	1,658	1,658	3,342	3,319
Adjustment for MCPS dividends for dilutive MCPS	—	20	20	40
Net earnings from continuing operations attributable to common stockholders after assumed conversions for Diluted EPS	$1,658	$1,678	$3,362	$3,359

Denominator:
Weighted average common shares outstanding used in Basic EPS	726.7	714.5	721.5	713.9
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	8.2	10.5	9.3	10.6
Assumed conversion of the convertible debentures	—	—	—	0.1
Weighted average MCPS converted shares	1.1	11.0	6.0	11.0
Weighted average common shares outstanding used in Diluted EPS	736.0	736.0	736.8	735.6

Basic EPS from continuing operations	$2.28	$2.32	$4.63	$4.65
Diluted EPS from continuing operations	$2.25	$2.28	$4.56	$4.57

NOTE 5. REVENUE
The following tables present the Company’s revenues disaggregated by geographical region and revenue type for the three and six-month periods ended July 1, 2022 and July 2, 2021 ($ in millions). Sales taxes and other usage-based taxes collected from customers are excluded from revenue.

	Life Sciences	Diagnostics	Environmental & Applied Solutions	Total
For the Three-Month Period Ended July 1, 2022:
Geographical region:
North America (b)	$1,576	$1,235	$571	$3,382
Western Europe	972	453	266	1,691
Other developed markets	199	115	32	346
High-growth markets (a)	1,220	758	354	2,332
Total	$3,967	$2,561	$1,223	$7,751

Revenue type:
Recurring	$2,872	$2,301	$719	$5,892
Nonrecurring	1,095	260	504	1,859
Total	$3,967	$2,561	$1,223	$7,751

For the Three-Month Period Ended July 2, 2021:
Geographical region:
North America (b)	$1,349	$970	$497	$2,816
Western Europe	1,052	443	275	1,770
Other developed markets	209	111	30	350
High-growth markets (a)	1,124	812	346	2,282
Total	$3,734	$2,336	$1,148	$7,218

Revenue type:
Recurring	$2,640	$2,022	$658	$5,320
Nonrecurring	1,094	314	490	1,898
Total	$3,734	$2,336	$1,148	$7,218

	Life Sciences	Diagnostics	Environmental & Applied Solutions	Total
For the Six-Month Period Ended July 1, 2022:
Geographical region:
North America (b)	$3,096	$2,541	$1,099	$6,736
Western Europe	2,007	977	535	3,519
Other developed markets	421	239	64	724
High-growth markets (a)	2,325	1,448	687	4,460
Total	$7,849	$5,205	$2,385	$15,439

Revenue type:
Recurring	$5,710	$4,671	$1,409	$11,790
Nonrecurring	2,139	534	976	3,649
Total	$7,849	$5,205	$2,385	$15,439

For the Six-Month Period Ended July 2, 2021:
Geographical region:
North America (b)	$2,612	$1,942	$989	$5,543
Western Europe	2,022	858	554	3,434
Other developed markets	434	229	59	722
High-growth markets (a)	2,212	1,485	680	4,377
Total	$7,280	$4,514	$2,282	$14,076

Revenue type:
Recurring	$5,169	$3,924	$1,306	$10,399
Nonrecurring	2,111	590	976	3,677
Total	$7,280	$4,514	$2,282	$14,076
(a) The Company defines high-growth markets as developing markets of the world experiencing extended periods of accelerated growth in gross domestic product and infrastructure which include Eastern Europe, the Middle East, Africa, Latin America and Asia (with the exception of Japan, Australia and New Zealand). The Company defines developed markets as all markets that are not high-growth markets.
(b) The Company defines North America as the United States and Canada.
The Company sells equipment to customers as well as consumables and services, some of which customers purchase on a recurring basis. Consumables sold for use with the equipment sold by the Company are typically critical to the use of the equipment and are typically used on a one-time or limited basis, requiring frequent replacement in the customer’s operating cycle. Examples of these consumables include reagents used in diagnostic tests, chromatography resins used for research and bioprocessing, filters used in filtration, separation and purification processes and cartridges for marking and coding equipment. Additionally, some of the Company’s consumables are used on a standalone basis, such as water treatment solutions. The Company separates its goods and services between those typically sold to a customer on a recurring basis and those typically sold on a nonrecurring basis. Recurring revenue includes revenue from consumables, services and operating-type leases (“OTLs”). Nonrecurring revenue includes sales from equipment and sales-type leases (“STLs”). OTLs and STLs are included in the above revenue amounts. For both the three-month periods ended July 1, 2022 and July 2, 2021, lease revenue was $117 million. For the six-month periods ended July 1, 2022 and July 2, 2021, lease revenue was $241 million and $234 million, respectively.
Remaining performance obligations related to Topic 606, Revenue from Contracts with Customers, represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period. As of July 1, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $4.8 billion. The Company expects to recognize revenue on approximately 60% of the remaining performance obligations over the next 12 months, 24% over the subsequent 12 months, and the remainder recognized thereafter.

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (“contract assets”) and deferred revenue, customer deposits and billings in excess of revenue recognized (“contract liabilities”) on the Consolidated Condensed Balance Sheets.
Most of the Company’s long-term contracts are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in billing occurring subsequent to revenue recognition resulting in contract assets. Contract assets are generally classified as other current assets in the Consolidated Condensed Balance Sheets. The balance of contract assets as of July 1, 2022 and December 31, 2021 was $88 million and $75 million, respectively.
The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities that are classified as either current or long-term in the Consolidated Condensed Balance Sheets based on the timing of when the Company expects to recognize revenue. As of July 1, 2022 and December 31, 2021, contract liabilities were approximately $2.0 billion and $1.8 billion, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets. The increase in the contract liability balance during the six-month period ended July 1, 2022 was primarily a result of cash payments received in advance of satisfying performance obligations, partially offset by revenue recognized during the period that was included in the opening contract liability balance and the impact of foreign currency. Revenue recognized during the six-month periods ended July 1, 2022 and July 2, 2021 that was included in the contract liability balance on December 31, 2021 and December 31, 2020 was $995 million and $775 million, respectively. Contract assets and liabilities are reported on a net basis on the accompanying Consolidated Condensed Balance Sheets on a contract-by-contract basis at the end of each reporting period.

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
Segment results are shown below ($ in millions):

	Three-Month Period Ended		Six-Month Period Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Sales:
Life Sciences	$3,967	$3,734	$7,849	$7,280
Diagnostics	2,561	2,336	5,205	4,514
Environmental & Applied Solutions	1,223	1,148	2,385	2,282
Total	$7,751	$7,218	$15,439	$14,076

Operating profit:
Life Sciences	$1,174	$1,144	$2,292	$2,295
Diagnostics	800	649	1,686	1,275
Environmental & Applied Solutions	307	280	543	565
Other	(76)	(68)	(144)	(133)
Total	$2,205	$2,005	$4,377	$4,002

NOTE 7. INCOME TAXES
The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended		Six-Month Period Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Effective tax rate	18.8%	16.8%	18.3%	17.6%
The Company operates globally, including in certain jurisdictions with lower tax rates than the United States (“U.S.”) federal statutory rate. Therefore, the impact of operating in such jurisdictions reduces the effective tax rate compared to the U.S. federal statutory tax rate.
The effective tax rate for the three-month period ended July 1, 2022 differs from the U.S. federal statutory rate of 21.0% principally due the geographic mix of earnings described above and net discrete benefits of $8 million related primarily to changes in estimates associated with prior period uncertain tax positions and excess tax benefits from stock-based compensation. The net discrete benefits reduced the effective tax rate by 0.4% for the three-month period ended July 1, 2022.
The effective tax rate for the six-month period ended July 1, 2022 differs from the U.S. federal statutory rate of 21.0% principally due to the geographic mix of earnings described above and net discrete benefits of $49 million related primarily to excess tax benefits from stock-based compensation and changes in estimates associated with prior period uncertain tax positions. The net discrete benefits reduced the effective tax rate by 1.2% for the six-month period ended July 1, 2022.
The effective tax rate for the three-month period ended July 2, 2021 differs from the U.S. federal statutory rate of 21.0% principally due to net discrete benefits of $76 million related primarily to the release of reserves for uncertain tax positions due to the expiration of statutes of limitation, audit settlements and excess tax benefits from stock-based compensation, net of changes in estimates associated with prior period uncertain tax positions. These factors reduced the effective tax rate by 3.7% for the three-month period ended July 2, 2021.
The effective tax rate for the six-month period ended July 2, 2021 differs from the U.S. federal statutory rate of 21.0% principally due to net discrete benefits of $120 million related primarily to release of reserves for uncertain tax positions due to the expiration of statutes of limitation, audit settlements and excess tax benefits from stock-based compensation, net of changes in estimates associated with prior period uncertain tax positions. These factors reduced the effective tax rate by 2.9% for the six-month period ended July 2, 2021.
For a description of the Company’s significant tax matters, reference is made to the financial statements as of and for the year ended December 31, 2021 and Note 7 thereto included in the Company’s 2021 Annual Report.

NOTE 8. OTHER INCOME (EXPENSE), NET
The following sets forth the components of the Company’s other income (expense), net ($ in millions):

	Three-Month Period Ended		Six-Month Period Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Other components of net periodic benefit costs	$11	$11	$15	$22
Investment gains (losses):
Realized investment gains (losses)	27	11	64	38
Unrealized investment gains (losses)	(125)	75	(186)	164
Total investment gains (losses)	(98)	86	(122)	202
Gain on sale of product lines	—	—	—	13
Total other income (expense), net	$(87)	$97	$(107)	$237
Other Components of Net Periodic Benefit Costs
The Company disaggregates the service cost component of net periodic benefit costs of the noncontributory defined benefit pension plans and other postretirement employee benefit plans and presents the other components of net periodic benefit costs in other income (expense), net. These other components of net periodic benefit costs include the assumed rate of return on plan assets, partially offset by amortization of actuarial losses and interest. The Company’s net periodic benefit costs for the six-month period ended July 1, 2022 includes a settlement loss of $10 million ($9 million after-tax) as a result of the transfer of a portion of its non-U.S. pension liabilities related to one defined benefit plan to a third-party.

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

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS
The following is a rollforward of the Company’s goodwill ($ in millions):

Balance, December 31, 2021	$41,184
Attributable to 2022 acquisitions	44
Adjustments due to finalization of purchase price allocations	(15)
Foreign currency translation and other	(1,937)
Balance, July 1, 2022	$39,276
The carrying value of goodwill by segment is summarized as follows ($ in millions):

	July 1, 2022	December 31, 2021
Life Sciences	$30,003	$31,638
Diagnostics	6,843	7,044
Environmental & Applied Solutions	2,430	2,502
Total	$39,276	$41,184
The Company has not identified any “triggering” events which indicate an impairment of goodwill in 2022.
The Company reviews identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company identified impairment triggers during the second quarter of 2022 and the first quarter of 2021 which resulted in the impairment of certain long-lived assets, including technology and customer relationships in 2022 and a trade name in 2021. The Company recorded impairment charges totaling $9 million in the three and six-month periods ended July 1, 2022 and $10 million in the six-month period ended July 2, 2021 related to these long-lived assets.

NOTE 10. FAIR VALUE MEASUREMENTS
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

A summary of financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Balance		Quoted Prices in Active Market (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	July 1, 2022	December 31, 2021	July 1, 2022	December 31, 2021	July 1, 2022	December 31, 2021	July 1, 2022	December 31, 2021
Assets:
Available-for-sale debt securities	$15	$20	$—	$—	$15	$20	$—	$—
Investment in equity securities	316	336	26	88	—	—	—	—
Cross-currency swap derivative contracts	823	50	—	—	823	50	—	—
Available-for-sale debt securities, which are included in other long-term assets in the accompanying Consolidated Condensed Balance Sheets, are measured at fair value using quoted prices reported by investment brokers and dealers based on the underlying terms of the security and comparison to similar securities traded on an active market. As of July 1, 2022 and December 31, 2021, available-for-sale debt securities primarily included U.S. Treasury Notes and corporate debt securities.
The Company’s investments in equity securities consist of investments in publicly traded equity securities and investments in non-marketable equity securities. The publicly traded securities are classified as Level 1 in the fair value hierarchy as they are measured based on quotes in active markets. For the non-marketable equity securities, the Company estimates the fair value of the investments in equity securities based on the measurement alternative and adjusts for impairments and observable price changes with a same or similar security from the same issuer within net earnings (the “Fair Value Alternative”). The Company’s investments in these equity securities are not classified in the fair value hierarchy due to the use of these measurement methods. Additionally, the Company is a limited partner in partnerships that invest primarily in early-stage companies. While the partnerships record these investments at fair value, the Company’s investments in the partnerships are accounted for under the equity method of accounting and are not subject to fair value measurement disclosures. As of July 1, 2022 and December 31, 2021, the Company’s equity method investments included investments in partnerships with a carrying value of approximately $1.5 billion and $1.3 billion, respectively. During the three and six-month periods ended July 1, 2022, the Company recorded net realized and unrealized losses of $98 million and $122 million, respectively, and during the three and six-month periods ended July 2, 2021, the Company recorded net realized and unrealized gains of $86 million and $202 million, respectively, related to changes in the fair value of the Company’s investments in equity securities and the Company’s equity in earnings of the partnerships that reflect the changes in fair value of the investments of the partnerships. Refer to Note 8 for additional information on gains and losses on the Company’s investments including investments in the partnerships. These gains and losses are reflected in other income (expense), net in the Company’s Consolidated Condensed Statements of Earnings.
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
Fair Value of Other Financial Instruments
The carrying amounts and fair values of the Company’s other financial instruments were as follows ($ in millions):

	July 1, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt obligations:
Notes payable and current portion of long-term debt	$10	$10	$8	$8
Long-term debt	20,052	17,706	22,168	22,796
As of July 1, 2022 and December 31, 2021, short and long-term borrowings were categorized as Level 1. The fair value of long-term borrowings was based on quoted market prices. The difference between the fair value and the carrying amounts of long-term borrowings is attributable to changes in market interest rates and/or the Company’s credit ratings subsequent to the incurrence of the borrowing. The fair values of borrowings with original maturities of one year or less, as well as cash and cash equivalents, trade accounts receivable, net and trade accounts payable approximate their carrying amounts due to the short-term maturities of these instruments.

NOTE 11. FINANCING
As of July 1, 2022, the Company was in compliance with all of its debt covenants. The components of the Company’s debt were as follows ($ in millions):

Description and Aggregate Principal Amount	July 1, 2022	December 31, 2021
U.S. dollar-denominated commercial paper	$—	$1,440
Euro-denominated commercial paper (€1.9 billion and €1.2 billion, respectively)	2,008	1,366
Floating rate senior unsecured notes due 6/30/2022 (€250 million) (the “Floating Rate 2022 Euronotes”)	—	284
2.05% senior unsecured notes due 11/15/2022 (the “2022 Biopharma Notes”)	700	699
0.5% senior unsecured bonds due 12/08/2023 (CHF 540 million) (the “2023 CHF Bonds”)	563	592
1.7% senior unsecured notes due 3/30/2024 (€900 million) (the “2024 Euronotes”)	936	1,021
2.2% senior unsecured notes due 11/15/2024 (the “2024 Biopharma Notes”)	698	698
3.35% senior unsecured notes due 9/15/2025 (the “2025 U.S. Notes”)	498	498
0.2% senior unsecured notes due 3/18/2026 (€1.3 billion) (the “2026 Biopharma Euronotes”)	1,298	1,416
2.1% senior unsecured notes due 9/30/2026 (€800 million) (the “2026 Euronotes”)	832	907
0.3% senior unsecured notes due 5/11/2027 (¥30.8 billion) (the “2027 Yen Notes”)	227	267
1.2% senior unsecured notes due 6/30/2027 (€600 million) (the “2027 Euronotes”)	624	680
0.45% senior unsecured notes due 3/18/2028 (€1.3 billion) (the “2028 Biopharma Euronotes”)	1,296	1,413
1.125% senior unsecured bonds due 12/08/2028 (CHF 210 million) (the “2028 CHF Bonds”)	222	233
2.6% senior unsecured notes due 11/15/2029 (the “2029 Biopharma Notes”)	796	795
2.5% senior unsecured notes due 3/30/2030 (€800 million) (the “2030 Euronotes”)	834	910
0.75% senior unsecured notes due 9/18/2031 (€1.8 billion) (the “2031 Biopharma Euronotes”)	1,814	1,980
0.65% senior unsecured notes due 5/11/2032 (¥53.2 billion) (the “2032 Yen Notes”)	392	461
1.35% senior unsecured notes due 9/18/2039 (€1.3 billion) (the “2039 Biopharma Euronotes”)	1,288	1,406
3.25% senior unsecured notes due 11/15/2039 (the “2039 Biopharma Notes”)	890	890
4.375% senior unsecured notes due 9/15/2045 (the “2045 U.S. Notes”)	499	499
1.8% senior unsecured notes due 9/18/2049 (€750 million) (the “2049 Biopharma Euronotes”)	773	844
3.4% senior unsecured notes due 11/15/2049 (the “2049 Biopharma Notes”)	889	889
2.6% senior unsecured notes due 10/01/2050 (the “2050 U.S. Notes”)	980	980
2.8% senior unsecured notes due 12/10/2051 (the “2051 U.S. Notes”)	984	983
Other	21	25
Total debt	20,062	22,176
Less: currently payable	(10)	(8)
Long-term debt	$20,052	$22,168
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

As of July 1, 2022, borrowings outstanding under the Company’s euro-denominated commercial paper program had a weighted average annual interest rate of negative 0.2% and a weighted average remaining maturity of approximately 25 days.
On June 30, 2022, the Company repaid the €250 million aggregate principal amount of the Floating Rate 2022 Euronotes upon their maturity using available cash.
Debt discounts, premiums and debt issuance costs totaled $123 million and $130 million as of July 1, 2022 and December 31, 2021, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of debt table above.
Guarantors of Debt
The Company has guaranteed long-term debt and commercial paper issued by certain of its wholly-owned subsidiaries. The Floating Rate 2022 Euronotes (prior to repayment in the second quarter of 2022) and 2027 Euronotes were issued by DH Europe Finance S.A. (“Danaher International”). The 2022 Biopharma Notes, 2024 Biopharma Notes, 2026 Biopharma Euronotes, 2028 Biopharma Euronotes, 2029 Biopharma Notes, 2031 Biopharma Euronotes, 2039 Biopharma Euronotes, 2039 Biopharma Notes, 2049 Biopharma Euronotes and 2049 Biopharma Notes and euro-denominated commercial paper were issued by DH Europe Finance II S.a.r.l. (“Danaher International II”). The 2023 CHF Bonds and 2028 CHF Bonds were issued by DH Switzerland Finance S.A. (“Danaher Switzerland”). The 2027 Yen Notes and 2032 Yen Notes were issued by DH Japan Finance S.A. (“Danaher Japan”). Each of Danaher International, Danaher International II, Danaher Switzerland and Danaher Japan are wholly-owned finance subsidiaries of Danaher Corporation. All of the outstanding and future securities issued by each of these entities are or will be fully and unconditionally guaranteed by the Company and these guarantees rank on parity with the Company’s unsecured and unsubordinated indebtedness.

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
The Company has also issued foreign currency denominated long-term debt as partial hedges of its net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the euro, Japanese yen and Swiss franc. These foreign currency denominated long-term debt issuances are designated and qualify as nonderivative hedging instruments. Accordingly, the foreign currency translation of these debt instruments is recorded in accumulated other comprehensive income (loss), offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated other comprehensive income (loss). Any ineffective portions of net investment hedges are reclassified from accumulated other comprehensive income (loss) into earnings during the period of change. These instruments mature on dates ranging from July 2022 to May 2032.

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
The following table summarizes the notional values as of July 1, 2022 and July 2, 2021 and pretax impact of changes in the fair values of instruments designated as net investment hedges and cash flow hedges in accumulated other comprehensive income (“OCI”) for the three and six-month periods ended July 1, 2022 and July 2, 2021 ($ in millions):

	Original Notional Amount	Notional Amount Outstanding	Gain (Loss) Recognized in OCI	Amounts Reclassified from OCI
For the Three-Month Period Ended July 1, 2022:
Net investment hedges:
Cross-currency contracts	$3,875	$3,000	$216	$—
Foreign currency denominated debt	5,870	5,870	271	—
Cash flow hedges:
Cross-currency contracts	4,000	4,000	381	(224)
Interest rate swaps	1,600	—	—	1
Total	$15,345	$12,870	$868	$(223)

For the Three-Month Period Ended July 2, 2021:
Net investment hedges:
Cross-currency contracts	$2,875	$2,000	$43	$—
Foreign currency denominated debt	3,524	3,524	(36)	—
Cash flow hedges:
Cross-currency contracts	4,000	4,000	192	35
Interest rate swaps	850	—	—	1
Total	$11,249	$9,524	$199	$36

For the Six-Month Period Ended July 1, 2022:
Net investment hedges:
Cross-currency contracts	$3,875	$3,000	$267	$—
Foreign currency denominated debt	5,870	5,870	395	—
Cash flow hedges:
Cross-currency contracts	4,000	4,000	506	(340)
Interest rate swaps	1,600	—	—	2
Total	$15,345	$12,870	$1,168	$(338)

For the Six-Month Period Ended July 2, 2021
Net investment hedges:
Cross-currency contracts	$2,875	$2,000	$66	$—
Foreign currency denominated debt	3,524	3,524	184	—
Cash flow hedges:
Cross-currency contracts	4,000	4,000	302	(117)
Interest rate swaps	850	—	—	1
Total	$11,249	$9,524	$552	$(116)

Gains or losses related to net investment hedges are classified as foreign currency translation adjustments in the schedule of changes in OCI in Note 15, as these items are attributable to the Company’s hedges of its net investment in foreign operations. Gains or losses related to the cash flow hedges are classified as cash flow hedge adjustments in the schedule of changes in OCI in Note 15. The amounts reclassified from other comprehensive income (loss) for the cross-currency swap derivative contracts that are cash flow hedges of the Company’s U.S. dollar-denominated debt was equal to the remeasurement amount recorded in the three and six-month periods on the hedged debt.
The Company did not reclassify any other deferred gains or losses related to net investment hedges or cash flow hedges from accumulated other comprehensive income (loss) to earnings during the three and six-month periods ended July 1, 2022 and July 2, 2021. In addition, the Company did not have any ineffectiveness related to net investment hedges or cash flow hedges during the three and six-month periods ended July 1, 2022 and July 2, 2021. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in all other investing activities in the accompanying Consolidated Condensed Statements of Cash Flows. The cash inflows and outflows associated with the Company’s derivative contracts designated as cash flow hedges are classified in cash flows from operating activities in the accompanying Consolidated Condensed Statements of Cash Flows.
The Company’s derivative instruments, as well as its nonderivative debt instruments designated and qualifying as net investment hedges, were classified in the Company’s Consolidated Condensed Balance Sheets as follows ($ in millions):

	July 1, 2022	December 31, 2021
Derivative assets:
Other long-term assets	$823	$50

Nonderivative hedging instruments:
Long-term debt	5,870	3,883
Amounts related to the Company’s derivatives expected to be reclassified from accumulated other comprehensive income (loss) to net earnings during the next 12 months, if interest rates and foreign exchange rates remain unchanged, are not significant.

NOTE 13. DEFINED BENEFIT PLANS
The following sets forth the components of the Company’s net periodic benefit costs of the noncontributory defined benefit pension plans and other postretirement employee benefit plans ($ in millions):

	Three-Month Period Ended		Six-Month Period Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
U.S. pension benefits:
Service cost	$—	$—	$—	$—
Interest cost	(14)	(11)	(27)	(23)
Expected return on plan assets	33	31	65	62
Amortization of actuarial loss	(9)	(11)	(18)	(22)
Net periodic pension benefit	$10	$9	$20	$17

Non-U.S. pension benefits:
Service cost	$(9)	$(11)	$(19)	$(22)
Interest cost	(6)	(5)	(12)	(10)
Expected return on plan assets	8	11	18	22
Amortization of actuarial loss	(1)	(3)	(1)	(6)
Settlement losses recognized	—	—	(10)	—
Net periodic pension cost	$(8)	$(8)	$(24)	$(16)

Other postretirement employee benefit plans:
Service cost	$—	$—	$—	$—
Interest cost	—	—	(1)	(1)
Amortization of actuarial loss	—	(1)	—	(1)
Amortization of prior service credit	—	—	1	1
Net periodic benefit cost	$—	$(1)	$—	$(1)
The service cost component of net periodic benefit costs is presented in cost of goods sold and selling, general and administrative expenses while the other cost components are presented in other income (expense), net. The Company’s net periodic pension cost for the six-month period ended July 1, 2022 includes a settlement loss of $10 million as a result of the transfer of a portion of its non-U.S. pension liabilities related to one defined benefit plan to a third-party.
Employer Contributions
During 2022, the Company’s cash contribution requirements for its U.S. and non-U.S. defined benefit pension plans are forecasted to be approximately $10 million and $44 million, respectively. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.

NOTE 14. COMMITMENTS AND CONTINGENCIES
The Company reviews the adequacy of its legal reserves on a quarterly basis and establishes reserves for loss contingencies that are both probable and reasonably estimable. For a further description of the Company’s litigation and contingencies, refer to Note 18 of the Company’s financial statements as of and for the year ended December 31, 2021 included in the Company’s 2021 Annual Report.
The Company generally accrues estimated warranty costs at the time of sale. In general, manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly and appropriately maintained. Warranty periods depend on the nature of the product and range from the date of such sale up to ten years. The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor and in certain instances estimated property damage. As of July 1, 2022 and December 31, 2021, the Company had accrued warranty liabilities of $87 million and $97 million, respectively.

NOTE 15. STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION
Stockholders’ Equity
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the six-month period ended July 1, 2022. On July 16, 2013, the Company’s Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. As of July 1, 2022, 20 million shares remained available for repurchase pursuant to the Repurchase Program.
The following table summarizes the Company’s share activity (shares in millions):

	Three-Month Period Ended		Six-Month Period Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Preferred stock - shares issued:
Balance, beginning of period	3.4	3.4	3.4	3.4
Conversion of MCPS to common stock	(1.7)	—	(1.7)	—
Balance, end of period	1.7	3.4	1.7	3.4

Common stock - shares issued:
Balance, beginning of period	857.0	853.7	855.7	851.3
Common stock-based compensation awards	0.4	0.7	1.7	2.2
Common stock issued in connection with Liquid Yield Option Notes (“LYONs”) conversions	—	—	—	0.9
Conversion of MCPS to common stock	11.0	—	11.0	—
Balance, end of period	868.4	854.4	868.4	854.4
On April 15, 2022, all outstanding shares of the Company’s 4.75% MCPS Series A converted to common shares at a rate of 6.6632 common shares per share of preferred stock into an aggregate of 11.0 million shares of the Company’s common stock, pursuant to the terms of the Certificate of Designation governing the Series A Preferred Stock. Danaher issued cash in lieu of fractional shares of common stock in the conversion. The final quarterly cash dividend of $11.875 per share was paid on April 15, 2022.
Unless converted earlier in accordance with the terms of the applicable certificate of designations, each share of MCPS Series B mandatorily converts on April 15, 2023 (the Mandatory Conversion Date) into a number of shares of the Company’s common stock between the Minimum Conversion Rate of 5.0130 shares and the Maximum Conversion Rate of 6.1409 shares (subject to further anti-dilution adjustments). The number of shares of the Company’s common stock issued and issuable upon conversion is determined based on the average volume-weighted average price per share of the Company’s common stock over the 20 consecutive trading day period beginning on, and including, the 21st scheduled trading day immediately before the Mandatory Conversion Date. Subject to certain exceptions, at any time prior to the Mandatory Conversion Date, holders may elect to convert the MCPS Series B shares into common stock based on the Minimum Conversion Rate (subject to further anti-dilution adjustments). In the event of a fundamental change, the MCPS Series B shares will convert at the fundamental change rates specified in the applicable certificate of designations, and the holders of MCPS Shares would be entitled to a fundamental change make-whole dividend.
Holders of MCPS Series B are entitled to receive, when and if declared by the Company’s Board of Directors, cumulative dividends at the Annual Cumulative Dividend Rate of 5.00% of the Liquidation Preference of $1,000 per share, payable in cash or, subject to certain limitations, by delivery of shares of the Company’s common stock or any combination of cash and shares of the Company’s common stock, at the Company’s election. If declared, dividends on the MCPS Series B shares are payable quarterly on January 15, April 15, July 15 and October 15 of each year (to, and including, the Mandatory Conversion Date), to the holders of record of the MCPS Series B shares as they appear on the Company’s stock register at the close of business on the immediately preceding December 31, March 31, June 30 and September 30, respectively.
Stock-Based Compensation
For a full description of the Company’s stock-based compensation programs, refer to Note 19 of the Company’s financial statements as of and for the year ended December 31, 2021 included in the Company’s 2021 Annual Report. As of July 1, 2022, approximately 44 million shares of the Company’s common stock were reserved for issuance under the 2007 Omnibus Incentive Plan.

The following summarizes the components of the Company’s stock-based compensation expense ($ in millions):

	Three-Month Period Ended		Six-Month Period Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Restricted stock units (“RSUs”)/performance stock units (“PSUs”):
Pretax compensation expense	$58	$31	$104	$64
Income tax benefit	(12)	(6)	(21)	(13)
RSU/PSU expense, net of income taxes	46	25	83	51
Stock options:
Pretax compensation expense	43	22	77	43
Income tax benefit	(9)	(5)	(16)	(9)
Stock option expense, net of income taxes	34	17	61	34
Total stock-based compensation:
Pretax compensation expense	101	53	181	107
Income tax benefit	(21)	(11)	(37)	(22)
Total stock-based compensation expense, net of income taxes	$80	$42	$144	$85
Stock-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings. As of July 1, 2022, $292 million of total unrecognized compensation cost related to RSUs/PSUs is expected to be recognized over a weighted average period of approximately two years. As of July 1, 2022, $300 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately two years. Future compensation amounts will be adjusted for any changes in estimated forfeitures.

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
The changes in accumulated other comprehensive income (loss) by component are summarized below ($ in millions).

	Foreign Currency Translation Adjustments	Pension and Postretirement Plan Benefit Adjustments		Cash Flow Hedge Adjustments		Accumulated Comprehensive Income (Loss)
For the Three-Month Period Ended July 1, 2022:
Balance, April 1, 2022	$(882)	$(536)		$42		$(1,376)
Other comprehensive income (loss) before reclassifications:
(Decrease) increase	(1,390)	—		381		(1,009)
Income tax impact	(52)	—		(92)		(144)
Other comprehensive income (loss) before reclassifications, net of income taxes	(1,442)	—		289		(1,153)
Reclassification adjustments:
Increase (decrease)	—	10	(a)	(223)	(b)	(213)
Income tax impact	—	(3)		—		(3)
Reclassification adjustments, net of income taxes	—	7		(223)		(216)
Net other comprehensive income (loss), net of income taxes	(1,442)	7		66		(1,369)
Balance, July 1, 2022	$(2,324)	$(529)		$108		$(2,745)

For the Three-Month Period Ended July 2, 2021:
Balance, April 2, 2021	$(177)	$(918)		$(227)		$(1,322)
Other comprehensive income (loss) before reclassifications:
Increase	418	—		192		610
Income tax impact	(10)	—		—		(10)
Other comprehensive income (loss) before reclassifications, net of income taxes	408	—		192		600
Reclassification adjustments:
Increase	—	15	(a)	36	(b)	51
Income tax impact	—	(4)		—		(4)
Reclassification adjustments, net of income taxes	—	11		36		47
Net other comprehensive income (loss), net of income taxes	408	11		228		647
Balance, July 2, 2021	$231	$(907)		$1		$(675)

	Foreign Currency Translation Adjustments	Pension and Postretirement Plan Benefit Adjustments		Cash Flow Hedge Adjustments		Accumulated Comprehensive Income (Loss)
For the Six-Month Period Ended July 1, 2022:
Balance, December 31, 2021	$(539)	$(550)		$62		$(1,027)
Other comprehensive income (loss) before reclassifications:
(Decrease) increase	(1,721)	—		506		(1,215)
Income tax impact	(64)	—		(122)		(186)
Other comprehensive income (loss) before reclassifications, net of income taxes	(1,785)	—		384		(1,401)
Reclassification adjustments:
Increase (decrease)	—	28	(a)	(338)	(b)	(310)
Income tax impact	—	(7)		—		(7)
Reclassification adjustments, net of income taxes	—	21		(338)		(317)
Net other comprehensive income (loss), net of income taxes	(1,785)	21		46		(1,718)
Balance, July 1, 2022	$(2,324)	$(529)		$108		$(2,745)

For the Six-Month Period Ended July 2, 2021:
Balance, December 31, 2020	$745	$(928)		$(185)		$(368)
Other comprehensive income (loss) before reclassifications:
(Decrease) increase	(499)	—		302		(197)
Income tax impact	(15)	—		—		(15)
Other comprehensive income (loss) before reclassifications, net of income taxes	(514)	—		302		(212)
Reclassification adjustments:
Increase (decrease)	—	28	(a)	(116)	(b)	(88)
Income tax impact	—	(7)		—		(7)
Reclassification adjustments, net of income taxes	—	21		(116)		(95)
Net other comprehensive income (loss), net of income taxes	(514)	21		186		(307)
Balance, July 2, 2021	$231	$(907)		$1		$(675)
(a) This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost (refer to Notes 8 and 13 for additional details).
(b) Reflects reclassification to earnings related to cash flow hedges of certain long-term debt (refer to Note 12 for additional details).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide material information relevant to an assessment of Danaher Corporation’s (“Danaher,” the “Company,” “we,” “us” or “our”) financial condition and results of operations, including an evaluation of the amounts and certainty of cash flows from operations and from outside sources. The MD&A is designed to focus specifically on material events and uncertainties known to management that are reasonably likely to cause reported financial information not to be necessarily indicative of future operating results or of future financial condition. This includes descriptions and amounts of matters that have had a material impact on reported operations, as well as matters that are reasonably likely based on management’s assessment to have a material impact on future operations. The Company’s MD&A is divided into five sections:
•Information Relating to Forward-Looking Statements
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Estimates
You should read this discussion along with the Company’s MD&A and audited financial statements and Notes thereto as of and for the year ended December 31, 2021, included in the Company’s 2021 Annual Report and the Company’s Consolidated Condensed Financial Statements and related Notes as of and for the three and six-month periods ended July 1, 2022 included in this Quarterly Report on Form 10-Q (“Report”).
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
•Conditions in the global economy (including the current, high levels of inflation and supply chain challenges), the particular markets we serve and the financial markets can adversely affect our business and financial statements.
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
•Non-U.S. economic, political, legal, compliance, social and business factors (including the conflict in Ukraine and the United Kingdom’s (“U.K”) departure from the European Union (“EU”)) can negatively affect our business and financial statements.
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
•If we encounter problems manufacturing products, fail or are unable to adjust our manufacturing capacity or related purchases to reflect changing conditions, or suffer disruptions due to sole or limited sources of supply or due to limited availability of labor, our business and financial statements may suffer. Adverse changes with respect to key distributors and other channel partners can also adversely affect our business and financial statements.
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
•Our business and financial statements can be adversely affected by foreign currency exchange rates, changes in our tax rates (including as a result of changes in tax laws) or income tax liabilities/assessments, the outcome of tax audits or litigation, financial market risks related to our defined benefit pension plans, recognition of impairment charges for our goodwill or other intangible assets and fluctuations in the cost and availability of commodities.
Legal, Regulatory, Compliance and Reputational Risks
•Our businesses are subject to extensive regulation (including regulations applicable to the healthcare industry). Failure to comply with those regulations (including by our employees, agents or business partners) or significant developments or changes in U.S. laws or policies can adversely affect our business and financial statements. Changes in governmental regulations can also reduce demand for our offerings or increase our expenses.
•With respect to the regulated medical devices we offer, certain modifications to such products may require new regulatory clearance (such as 510(k) clearances) or other marketing authorizations and may require us to recall or cease marketing such products; off-label marketing of such products could result in liabilities; and clinical trials we conduct with respect to such products or potential products may have results that are unexpected or are perceived unfavorably by the market, all of which could adversely affect our business and financial statements.
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

OVERVIEW
General
As a result of the Company’s geographic and industry diversity, the Company faces a variety of opportunities and challenges, including rapid technological development in most of the Company’s served markets, the expansion and evolution of opportunities in high-growth markets, trends and costs associated with a global labor force, consolidation of the Company’s competitors and increasing regulation.  The Company operates in a highly competitive business environment in most markets, and the Company’s long-term growth and profitability will depend in particular on its ability to expand its business in high-growth geographies and high-growth market segments, identify, consummate and integrate appropriate acquisitions and identify and consummate appropriate investments and strategic partnerships, develop innovative and differentiated new products and services with higher gross profit margins, expand and improve the effectiveness of the Company’s sales force, continue to reduce costs and improve operating efficiency and quality and effectively address the demands of an increasingly regulated global environment.  The Company is making significant investments, organically and through acquisitions and investments, to address the rapid pace of technological change in its served markets and to globalize its manufacturing, research and development and customer-facing resources (particularly in high-growth markets) to be responsive to the Company’s customers throughout the world and improve the efficiency of the Company’s operations.
Business Performance and Outlook
During the second quarter of 2022, the Company’s overall revenues increased 7.5% compared to the comparable period of 2021. Core sales increased 9.5% in the second quarter of 2022 compared to the prior period and acquisitions contributed 2.5% to the increase in revenues. The impact of currency translation decreased reported sales 4.5%. For the six-month period ended July 1, 2022, overall revenues increased 9.5%. Core sales increased 10.5% in the six-month period ended July 1, 2022 compared to the prior period and acquisitions contributed 2.5% to the increase in revenues. The impact of foreign currency exchange rates decreased revenues by 3.5%. For the definition of “core sales” refer to “—Results of Operations” below.
Geographically, the Company saw increases in core sales in both developed markets and the high-growth markets during the second quarter of 2022 compared to the second quarter of 2021. Developed markets core sales grew at a low-double digit rate driven primarily by North America and Western Europe. High-growth markets core sales grew mid-single digits, driven primarily by China, as the Company largely recovered from COVID-19 related shutdowns early in the second quarter. High-growth markets represented approximately 30% of the Company’s total sales in the second quarter of 2022. For additional information regarding the Company’s sales by geographical region during the three and six-month periods ended July 1, 2022 and July 2, 2021, refer to Note 5 to the accompanying Consolidated Condensed Financial Statements.
The Company’s net earnings from continuing operations for the three and six-month periods ended July 1, 2022 totaled $1,680 million and $3,405 million, respectively, and the Company’s net earnings from continuing operations for the three and six-month periods ended July 2, 2021 totaled $1,699 million and $3,401 million, respectively. Net earnings attributable to common stockholders for the three and six-month periods ended July 1, 2022 totaled $1,658 million or $2.25 per diluted common share and $3,342 million or $4.56 per diluted common share, respectively, compared to $1,744 million or $2.40 per diluted common share and $3,405 million or $4.68 per diluted common share, respectively, for the three and six-month periods ended July 2, 2021. Increased core sales, offset by the impact of foreign currency exchange rates, investment losses and higher material, transportation and labor costs drove the change in net earnings from continuing operations and diluted net earnings per common share from continuing operations for both the three and six-month periods ended July 1, 2022.
During the three and six-month periods ended July 1, 2022, supply chain disruptions (including in some cases shortages of supply, cost inflation and shipping delays), labor availability constraints and labor costs impacted a number of the Company’s businesses. Through the application of DBS tools and processes, the Company largely mitigated the impact of these pressures on the Company’s profitability and as a result such pressures did not have a material adverse effect on the business in the three and six-month periods ended July 1, 2022. The Company continues to monitor these supply chain and inflation factors, as well as the uncertainty resulting from the overall economic environment and rising interest rates.
Russia-Ukraine Conflict
In response to the ongoing conflict in Ukraine, in addition to suspending sales prohibited by sanctions, the Company has suspended the shipment of products to Russia with the exception of products for the purposes of diagnosing and treating patients and producing vaccines and therapeutics. In the first quarter of 2022, the Company recorded a pretax charge of $43 million, primarily related to the impairment of accounts receivable and inventory, as well as accruals for contractual obligations related to Russian operations. The Company will continue monitoring the military, social, political, regulatory and economic environment in Ukraine and Russia, and will consider further actions as appropriate.
The COVID-19 Pandemic
The Company continues to actively monitor the COVID-19 pandemic, including the current spread of certain variants of the virus and plan for potential impacts on its business. The Company is also deploying our capabilities, expertise and scale to address the critical health needs related to COVID-19, including developing and making available diagnostic tests for the rapid detection of COVID-19 as well as providing critical support to firms that are developing and producing vaccines and therapies for COVID-19. While conditions related to the pandemic generally have improved in 2022 compared to 2021, conditions vary significantly by geography. Late in the first quarter of 2022, an increase of COVID-19 related cases in certain parts of China resulted in the re-imposition of widespread shut-downs and restrictions. These measures continued through most of the second quarter of 2022, impacting portions of the Company’s operations in China prior to the easing of restrictions in May and the return to more normalized activity levels by the end of June. The extent to which these restrictions may recur in the future will depend upon the prevalence of COVID-19 in the impacted regions of China. Due to the speed with which the COVID-19 situation continues to evolve, the global breadth of its spread, the range of governmental and community responses thereto and our geographic and business line diversity, its further impact on our business remains highly uncertain, but may be materially negative to certain elements of our business. The potential negative impact will depend on future developments including but not limited to:
•the degree of spread and severity of COVID-19 variants such as Omicron BA.5 and government responses thereto;
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
Acquisitions
During the six-month period ended July 1, 2022, the Company acquired two businesses for total consideration of $77 million in cash, net of cash acquired. The businesses acquired complement existing units of the Company’s Life Science and Environmental & Applied Solutions segments. The aggregate annual sales of the two businesses acquired in 2022 at the time of acquisition, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were $7 million.
Currency Exchange Rates
On a year-over-year basis, currency exchange rates negatively impacted reported sales by approximately 4.5% and 3.5% for the three and six-month periods ended July 1, 2022, respectively, compared to the comparable periods of 2021, primarily due to the strengthening of the U.S. dollar against most major currencies in 2022. If the currency exchange rates in effect as of July 1, 2022 were to prevail throughout the remainder of 2022, currency exchange rates would decrease the Company’s estimated second half 2022 sales by approximately 4.0% and full year sales by approximately 3.5% on a year-over-year basis. From July 1, 2022 through the date of this Report, the U.S. dollar continued to strengthen compared to other major currencies including the euro. Any further strengthening of the U.S. dollar against major currencies would adversely impact the Company’s sales and results of operations for the remainder of the year, and any weakening of the U.S. dollar against major currencies would positively impact the Company’s sales and results of operations for the remainder of the year.

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
Core sales growth should be considered in addition to, and not as a replacement for or superior to, sales, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting this non-GAAP financial measure provides useful information to investors by helping identify underlying growth trends in Danaher’s business and facilitating comparisons of Danaher’s revenue performance with its performance in prior and future periods and to Danaher’s peers. Management also uses this non-GAAP financial measure to measure the Company’s operating and financial performance and uses core sales growth as one of the performance measures in the Company’s executive short-term cash incentive compensation program. The Company excludes the effect of currency translation from this measure because currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends, and excludes the effect of acquisitions and divestiture-related items because the nature, size, timing and number of acquisitions and divestitures can vary dramatically from period-to-period and between the Company and its peers and can also obscure underlying business trends and make comparisons of long-term performance difficult.
Throughout this discussion, references to sales growth or decline refer to the impact of both price and unit sales and references to productivity improvements generally refer to improved cost-efficiencies resulting from the ongoing application of the Danaher Business System.
Core Sales Growth

	% Change Three-Month Period Ended July 1, 2022 vs. Comparable 2021 Period	% Change Six-Month Period Ended July 1, 2022 vs. Comparable 2021 Period
Total sales growth (GAAP)	7.5%	9.5%
Impact of:
Acquisitions/divestitures	(2.5)%	(2.5)%
Currency exchange rates	4.5%	3.5%
Core sales growth (non-GAAP)	9.5%	10.5%
2022 Sales Compared to 2021
Total sales increased 7.5% and 9.5% during the three and six-month periods ended July 1, 2022 compared to the three and six-month periods ended July 2, 2021, respectively, primarily as a result of the increase in core sales resulting from the factors discussed below by segment as well as an increase in sales from acquired businesses. The impact of currency translation decreased reported sales 4.5% and 3.5% on a year-over-year basis during the three and six-month periods ended July 1, 2022, respectively, primarily due to the unfavorable impact of the strengthening of the U.S. dollar against most other major currencies in 2022 compared to the comparable periods of 2021. Price increases contributed 4.0% and 3.0% to sales growth on a year-over-year basis during the three and six-month periods ended July 1, 2022, respectively, and are reflected as a component of core sales growth above.
Operating Profit Performance
Operating profit margins increased 60 basis points from 27.8% during the three-month period ended July 2, 2021 to 28.4% for the three-month period ended July 1, 2022.
Second quarter 2022 vs. second quarter 2021 operating profit margin comparisons were favorably impacted by:
•Higher second quarter 2022 core sales, the impact of product mix and incremental year-over-year cost savings associated with continuing productivity improvement initiatives, net of incremental year-over-year costs associated with various new product development, sales and marketing growth initiatives and incremental year-over-year material, transportation and labor costs - 100 basis points
Second quarter 2022 vs. second quarter 2021 operating profit margin comparisons were unfavorably impacted by:
•Incremental dilutive effect in 2022 of acquired businesses, net of product line dispositions which did not qualify as discontinued operations - 30 basis points
•Second quarter impairment charge related to technology and customer relationships in the Environmental & Applied Solutions segment - 10 basis points
Operating profit margins were unchanged at 28.4% for both six-month periods ended July 2, 2021 and July 1, 2022.
Year-to-date 2022 vs. Year-to-date 2021 operating profit margin comparisons were favorably impacted by:
•First half of 2021 acquisition-related fair value adjustments to inventory and deferred revenue related to the acquisition of Cytiva - 35 basis points
•First half of 2022 core sales, the impact of product mix and incremental year-over-year cost savings associated with continuing productivity improvement initiatives, net of incremental year-over-year costs associated with various new product development, sales and marketing growth initiatives and incremental year-over-year material, transportation and labor costs - 25 basis points
Year-to-date 2022 vs. Year-to-date 2021 operating profit margin comparisons were unfavorably impacted by:
•Incremental dilutive effect in 2022 of acquired businesses, net of product line dispositions which did not qualify as discontinued operations - 35 basis points
•First half of 2022 impairment of accounts receivable and inventory as well as accruals for contractual obligations in Russia - 25 basis points
Business Segments
Sales by business segment for each of the periods indicated were as follows ($ in millions):

	Three-Month Period Ended		Six-Month Period Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Life Sciences	$3,967	$3,734	$7,849	$7,280
Diagnostics	2,561	2,336	5,205	4,514
Environmental & Applied Solutions	1,223	1,148	2,385	2,282
Total	$7,751	$7,218	$15,439	$14,076
For information regarding the Company’s sales by geographical region, refer to Note 5 to the accompanying Consolidated Condensed Financial Statements.

LIFE SCIENCES
The Life Sciences segment offers a broad range of instruments and consumables that are primarily used by customers to study the basic building blocks of life, including genes, proteins, metabolites and cells, in order to understand the causes of disease, identify new therapies and test and manufacture new drugs and vaccines.
Life Sciences Selected Financial Data

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Sales	$3,967	$3,734	$7,849	$7,280
Operating profit	1,174	1,144	2,292	2,295
Depreciation	70	64	142	116
Amortization of intangible assets	310	280	631	557
Operating profit as a % of sales	29.6%	30.6%	29.2%	31.5%
Depreciation as a % of sales	1.8%	1.7%	1.8%	1.6%
Amortization as a % of sales	7.8%	7.5%	8.0%	7.7%
Core Sales Growth

	% Change Three-Month Period Ended July 1, 2022 vs. Comparable 2021 Period	% Change Six-Month Period Ended July 1, 2022 vs. Comparable 2021 Period
Total sales growth (GAAP)	6.0%	8.0%
Impact of:
Acquisitions/divestitures	(4.0)%	(4.0)%
Currency exchange rates	5.0%	3.0%
Core sales growth (non-GAAP)	7.0%	7.0%
Price increases in the segment contributed 4.0% and 3.5% to sales growth on a year-over-year basis during the three and six-month periods ended July 1, 2022, respectively, and are reflected as a component of core sales growth.

Total segment sales increased 6.0% and 8.0% during the three and six-month periods, respectively, led by increased core sales resulting from the factors discussed below as well as the impact of the acquisition of Aldevron L.L.C. (for a description of the Aldevron Acquisition, refer to Note 2 in the Company’s 2021 Annual Report). Core sales in the bioprocess business increased during the three and six-month periods with continued strong underlying demand for non-COVID-19 related instruments and consumables. Core sales increased in both periods despite a difficult prior year comparison partially due to strong sales in 2021 of instruments and consumables used in the research and development of COVID-19-related treatments and vaccines and the completion of a major project in the first half of 2021. Geographically, core sales in the business in the three-month period were led by North America and China and in the six-month period were led by North America and Western Europe. Core sales for filtration, separation and purification technologies increased in the three and six-month periods of 2022 versus the comparable periods in 2021, led by North America, Western Europe and China in both the three and six-month periods. Demand for these products in both periods was led by the biopharmaceuticals, microelectronics and aerospace end-markets. Demand for the Company’s flow cytometry, genomics, lab automation, centrifugation, particle counting and characterization business decreased in both the three and six-month periods, primarily as a result of declines in Western Europe due to lower demand for genomic sample preparation consumables for COVID-19 testing, partially offset by core sales growth from other products. Core sales in the mass spectrometry business increased during both the three and six-month periods across most major end-markets and geographies driven in part by demand from recent product launches.
Depreciation increased as a percentage of sales during both the three and six-month periods ended July 1, 2022 as compared to the comparable periods of 2021 primarily as a result of the impact of depreciation from recent capital expenditures related to manufacturing capacity expansion. Amortization increased as a percentage of sales during both the three and six-month periods ended July 1, 2022 as compared to the comparable period of 2021 primarily due to the impact of the Aldevron Acquisition.
Operating Profit Performance
Operating profit margins decreased 100 basis points during the three-month period ended July 1, 2022 as compared to the comparable period of 2021. For the three-month period, the impact of higher 2022 core sales was offset by incremental year-over-year costs associated with various new product development, sales, service and marketing growth investments and incremental year-over-year material, transportation and labor costs.
Second quarter 2022 vs. second quarter 2021 operating profit margin comparisons were unfavorably impacted by:
•The incremental dilutive effect in 2022 of acquired businesses - 100 basis points
Operating profit margins decreased 230 basis points during the six-month period ended July 1, 2022 as compared to the comparable period of 2021.
Year-to-date 2022 vs. Year-to-date 2021 operating profit margin comparisons were favorably impacted by:
•First half of 2021 acquisition-related fair value adjustments to inventory and deferred revenue related to the acquisition of Cytiva - 65 basis points
Year-to-date 2022 vs. Year-to-date 2021 operating profit margin comparisons were unfavorably impacted by:
•Incremental net dilutive effect in the first half of 2022 of acquired businesses, net of product line dispositions which did not qualify as discontinued operations - 125 basis points
•Incremental year-over-year costs associated with various new product development, sales, service and marketing growth investments, incremental year-over-year material, transportation and labor costs, the impact of product mix and incremental year-over year costs associated with continuing productivity improvement initiatives in the first half of 2022, net of the impact of higher 2022 core sales - 120 basis points
•First half of 2022 impairment of accounts receivable and inventory as well as accruals for contractual obligations in Russia - 50 basis points

DIAGNOSTICS
The Diagnostics segment offers clinical instruments, reagents, consumables, software and services that hospitals, physicians’ offices, reference laboratories and other critical care settings use to diagnose disease and make treatment decisions.
Diagnostics Selected Financial Data

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Sales	$2,561	$2,336	$5,205	$4,514
Operating profit	800	649	1,686	1,275
Depreciation	98	102	192	195
Amortization of intangible assets	50	51	101	102
Operating profit as a % of sales	31.2%	27.8%	32.4%	28.2%
Depreciation as a % of sales	3.8%	4.4%	3.7%	4.3%
Amortization as a % of sales	2.0%	2.2%	1.9%	2.3%
Core Sales Growth

	% Change Three-Month Period Ended July 1, 2022 vs. Comparable 2021 Period	% Change Six-Month Period Ended July 1, 2022 vs. Comparable 2021 Period
Total sales growth (GAAP)	9.5%	15.5%
Impact of:
Acquisitions/divestitures	(1.0)%	(1.0)%
Currency exchange rates	4.0%	3.0%
Core sales growth (non-GAAP)	12.5%	17.5%
Price increases in the segment contributed 1.5% and 1.0% to sales growth on a year-over-year basis during the three and six-month periods ended July 1, 2022, respectively, and are reflected as a component of core sales growth.
Total segment sales increased 9.5% and 15.5% during the three and six-month periods, respectively, primarily as a result of increased core sales resulting from the factors discussed below, particularly higher year-over-year core sales of molecular diagnostics tests for COVID-19 which contributed significantly to overall segment core sales growth. Core sales in the segment’s clinical lab business grew on a year-over-year basis in the three and six-month periods ended July 1, 2022, driven by North America, partially offset by China. The chemistry, immunoassay, automation and microbiology product lines drove core sales growth in both periods. During the three and six-month periods, core sales in the molecular diagnostics business increased on a year-over-year basis led by North America and Western Europe as the business experienced strong growth in sales of consumables, driven primarily by increased sales of diagnostic test solutions for COVID-19 as well as higher year-over-year demand for non-respiratory disease tests. Additional production capacity added in 2021 allowed the business to produce more diagnostic tests and contributed to the year-over-year core sales growth. Core sales in the acute care diagnostic business increased year-over-year in the three and six-month periods due to increased demand for blood gas consumables. Geographically, demand was driven by North America, Western Europe and China in both the three and six-month periods. Core sales in the pathology business grew year-over-year across most major product lines in the three and six-month periods ended July 1, 2022, led by demand in North America, Western Europe and China.
Operating Profit Performance
Operating profit margins increased 340 basis points during the three-month period ended July 1, 2022 as compared to the comparable period of 2021.
Second quarter 2022 vs. second quarter 2021 operating profit margin comparisons were favorably impacted by:
•Higher second quarter 2022 core sales, the impact of product mix and incremental year-over-year cost savings associated with continuing productivity improvement initiatives, net of incremental year-over-year costs associated with various new product development, sales and marketing growth initiatives and incremental year-over-year material, transportation and labor costs - 295 basis points
•The incremental accretive effect in 2022 of acquired businesses - 45 basis points

Operating profit margins increased 420 basis points during the six-month period ended July 1, 2022 as compared to the comparable period of 2021.
Year-to-date 2022 vs. Year-to-date 2021 operating profit margin comparisons were favorably impacted by:
•Higher first half of 2022 core sales, the impact of product mix and incremental year-over-year cost savings associated with continuing productivity improvement initiatives, net of incremental year-over-year costs associated with various new product development, sales and marketing growth initiatives and incremental year-over-year material, transportation and labor costs - 355 basis points
•The incremental accretive effect in 2022 of acquired businesses - 45 basis points
•First quarter 2021 impairment charge related to a trade name - 25 basis points
Year-to-date 2022 vs. Year-to-date 2021 operating profit margin comparisons were unfavorably impacted by:
•First half of 2022 impairments of accounts receivable as well as accruals for contractual obligations in Russia - 5 basis points
Depreciation and amortization of intangible assets both decreased as a percentage of sales during the three and six-month periods ended July 1, 2022 primarily as a result of the increase in sales.

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
Environmental & Applied Solutions Selected Financial Data

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Sales	$1,223	$1,148	$2,385	$2,282
Operating profit	307	280	543	565
Depreciation	10	11	21	22
Amortization of intangible assets	13	16	27	32
Operating profit as a % of sales	25.1%	24.4%	22.8%	24.8%
Depreciation as a % of sales	0.8%	1.0%	0.9%	1.0%
Amortization as a % of sales	1.1%	1.4%	1.1%	1.4%
Core Sales Growth

	% Change Three-Month Period Ended July 1, 2022 vs. Comparable 2021 Period	% Change Six-Month Period Ended July 1, 2022 vs. Comparable 2021 Period
Total sales growth (GAAP)	6.5%	4.5%
Impact of:
Acquisitions/divestitures	—%	1.0%
Currency exchange rates	3.5%	3.0%
Core sales growth (non-GAAP)	10.0%	8.5%
Price increases in the segment contributed 8.0% and 6.5% to sales growth on a year-over-year basis during the three and six-month periods ended July 1, 2022, respectively, and are reflected as a component of core sales growth.

Total segment sales increased 6.5% and 4.5% during the three and six-month periods, respectively, primarily as a result of core sales growth driven by the factors discussed below.
Core sales in the segment’s water quality businesses increased at a low-double digit rate during both the three and six-month periods ended July 1, 2022 compared to the comparable periods of 2021. Year-over-year core sales in the analytical instrumentation product line increased in both the three and six-month periods driven by increased core sales in the municipal and industrial end-markets. Geographically, core sales increased in Western Europe and North America, partially offset by declines in China. Core sales in the business’ chemical treatment solutions product line increased during both the three and six-month periods as a result of increased core sales across most major end-markets. Geographically, the increase in core sales of chemical treatment solutions was driven by North America and Latin America in both the three and six-month periods.
Core sales in the segment’s product identification businesses grew at a mid-single digit rate during both the three and six-month periods ended July 1, 2022 compared to the comparable periods of 2021. Core sales in the marking and coding business increased during both the three and six-month periods across most major end-markets, led by consumables. Geographically, the increase in core sales for the marking and coding business in both the three and six-month periods was led by North America, Western Europe and the high-growth markets. For the packaging and color solutions products and services, core sales increased in both the three and six-month periods.
Operating Profit Performance
Operating profit margins increased 70 basis points during the three-month period ended July 1, 2022 as compared to the comparable period of 2021.
Second quarter 2022 vs. second quarter 2021 operating profit margin comparisons were favorably impacted by:
•Higher second quarter 2022 core sales, lower year-over-year costs associated with various new product development initiatives, and lower year-over year costs associated with continuing productivity improvement initiatives, net of incremental year-over-year costs associated with sales, service and marketing growth investments and incremental year-over-year material, transportation and labor costs - 130 basis points
•The incremental net accretive effect in 2022 of acquired businesses, net of product line dispositions which did not qualify as discontinued operations - 10 basis points
Second quarter 2022 vs. second quarter 2021 operating profit margin comparisons were unfavorably impacted by:
•Second quarter 2022 impairment charge related to technology and customer relationships - 70 basis points
Operating profit margins decreased 200 basis points during the six-month period ended July 1, 2022 as compared to the comparable period of 2021.
Year-to-date 2022 vs. Year-to-date 2021 operating profit margin comparisons were favorably impacted by:
•The incremental net accretive effect in 2022 of acquired businesses, net of product line dispositions which did not qualify as discontinued operations - 30 basis points
Year-to-date 2022 vs. Year-to-date 2021 operating profit margin comparisons were unfavorably impacted by:
•Incremental year-over-year costs associated with various new commercial growth investments, incremental year-over-year material, transportation and labor costs, the impact of product mix and incremental year-over year costs associated with continuing productivity improvement initiatives in the first half of 2022, net of higher 2022 core sales - 190 basis points
•Second quarter 2022 impairment charge related to technology and customer relationships - 35 basis points
•First half of 2022 impairments of accounts receivable and inventory in Russia - 5 basis points

COST OF SALES AND GROSS PROFIT

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Sales	$7,751	$7,218	$15,439	$14,076
Cost of sales	(3,030)	(2,821)	(6,013)	(5,426)
Gross profit	$4,721	$4,397	$9,426	$8,650
Gross profit margin	60.9%	60.9%	61.1%	61.5%
The year-over-year increase in cost of sales during both the three and six-month periods ended July 1, 2022 as compared to the comparable periods in 2021, was due primarily to the impact of higher year-over-year sales volumes, including sales from recently acquired businesses, and incremental year-over-year material, transportation and labor costs. Additionally, cost of sales for the first half of 2022 included an inventory charge related to Russia. These increases were partially offset by the impact of acquisition-related charges associated with fair value adjustments to inventory in connection with the acquisition of Cytiva which increased cost of sales by $29 million in the first half of 2021.
The year-over-year gross profit margins remained flat during the three-month period ended July 1, 2022 and decreased during the six-month period ended July 1, 2022 as compared to the comparable periods in 2021. The gross profit margins in both periods were negatively impacted by incremental year-over-year material, transportation and labor costs. In addition, the gross profit margin for the first half of 2022 was negatively impacted by an inventory charge related to Russia. Gross profit margins in both periods were favorably impacted by increased core sales, product mix and year-over-year productivity improvement initiatives as well as the impact of first half of 2021 acquisition-related charges associated with fair value adjustments to inventory and deferred revenue recorded in connection with the acquisition of Cytiva totaling $46 million.

OPERATING EXPENSES

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Sales	$7,751	$7,218	$15,439	$14,076
Selling, general and administrative (“SG&A”) expenses	2,085	1,966	4,177	3,842
Research and development (“R&D”) expenses	431	426	872	806
SG&A as a % of sales	26.9%	27.2%	27.1%	27.3%
R&D as a % of sales	5.6%	5.9%	5.6%	5.7%
SG&A expenses as a percentage of sales declined slightly for both the three and six-month periods ended July 1, 2022 as compared to the comparable periods in 2021, driven in both periods by the benefit of increased leverage of the Company’s general and administrative cost base, including amortization expense, resulting from higher 2022 sales, including sales volumes from recently acquired businesses, and incremental year-over-year cost savings associated with continuing productivity improvement initiatives. These declines were partially offset in both the three and six-month periods by continued investments in sales and marketing growth initiatives, increased labor costs and higher amortization expense, as well as an impairment charge related to technology and customer relationships in the second quarter of 2022, net of the impact of an impairment charge related to a trade name which was incurred in the first quarter of 2021 for the six-month period. A charge related to impairments of certain accounts receivable and accrual of contractual obligations incurred in Russia during the first quarter of 2022 also partially offset the decline for the six-month period.
R&D expenses (consisting principally of internal and contract engineering personnel costs) as a percentage of sales declined during both the three and six-month periods ended July 1, 2022 as compared to the comparable periods of 2021, primarily due to sales growth rates in 2022 exceeding the spending growth related to the Company’s new product development initiatives.

OTHER INCOME (EXPENSE), NET
For a description of the Company’s other income (expense), net during the three and six-month periods ended July 1, 2022 and July 2, 2021, refer to Note 8 to the accompanying Consolidated Condensed Financial Statements.

INTEREST COSTS AND FINANCING
For a discussion of the Company’s outstanding indebtedness, refer to Note 11 to the accompanying Consolidated Condensed Financial Statements.

In June 2022, the Company repatriated approximately $2.5 billion of non-U.S. cash and used a portion of the funds for the repayment of the Company’s outstanding U.S. commercial paper and the Floating Rate 2022 Euronotes. The remaining funds were deposited into short-term bank deposits and interest-bearing investment-grade securities.
Interest expense of $51 million and $105 million for the three and six-month periods ended July 1, 2022, respectively, was $11 million lower and $15 million lower than the comparable periods of 2021, due primarily to lower average debt balances in the three and six-month periods in 2022 versus the comparable periods of 2021 and the impact of the stronger U.S. dollar in 2022 on the interest expense for the Company’s foreign currency denominated debt (and U.S. dollar debt that has been converted into a foreign currency through cross-currency swap derivative contracts).
Interest income of $2 million and $3 million for the three and six-month periods ended July 1, 2022, respectively, was $1 million lower and $4 million lower than the comparable periods of 2021, due primarily to lower average cash balances in 2022 compared to 2021 during both periods.

INCOME TAXES
The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended		Six-Month Period Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Effective tax rate	18.8%	16.8%	18.3%	17.6%
The Company operates globally, including in certain jurisdictions with lower tax rates than the U.S. federal statutory rate. Therefore, the impact of operating in such jurisdictions reduces the effective tax rate compared to the U.S. federal statutory tax rate.
The effective tax rate for the three-month period ended July 1, 2022 differs from the U.S. federal statutory rate of 21.0% principally due the geographic mix of earnings described above and net discrete benefits of $8 million related primarily to changes in estimates associated with prior period uncertain tax positions and excess tax benefits from stock-based compensation. The net discrete benefits reduced the effective tax rate by 0.4% for the three-month period ended July 1, 2022.
The effective tax rate for the six-month period ended July 1, 2022 differs from the U.S. federal statutory rate of 21.0% principally due to the geographic mix of earnings described above and net discrete benefits of $49 million related primarily to excess tax benefits from stock-based compensation and changes in estimates associated with prior period uncertain tax positions. The net discrete benefits reduced the effective tax rate by 1.2% for the six-month period ended July 1, 2022.
The effective tax rate for the three-month period ended July 2, 2021 differs from the U.S. federal statutory rate of 21.0% principally due to net discrete benefits of $76 million related primarily to the release of reserves for uncertain tax positions due to the expiration of statutes of limitation, audit settlements and excess tax benefits from stock-based compensation, net of changes in estimates associated with prior period uncertain tax positions. These factors reduced the effective tax rate by 3.7% for the three-month period ended July 2, 2021.
The effective tax rate for the six-month period ended July 2, 2021 differs from the U.S. federal statutory rate of 21.0% principally due to net discrete benefits of $120 million related primarily to release of reserves for uncertain tax positions due to the expiration of statutes of limitation, audit settlements and excess tax benefits from stock-based compensation, net of changes in estimates associated with prior period uncertain tax positions. These factors reduced the effective tax rate by 2.9% for the six-month period ended July 2, 2021.
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
The Company and its subsidiaries are routinely examined by various domestic and international taxing authorities. The Internal Revenue Service has completed the examinations of substantially all of the Company’s federal income tax returns through 2015 and is currently examining certain of the Company’s federal income tax returns for 2016 through 2018. In addition, the Company has subsidiaries in Belgium, Canada, China, Denmark, France, Germany, India, Italy, Japan, Korea, Switzerland, the UK and various other countries, states and provinces that are currently under audit for years ranging from 2004 through 2020.

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
Refer to Note 7 to the Consolidated Condensed Financial Statements for discussion regarding the Company’s significant tax matters.

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

COMPREHENSIVE INCOME
In 2022, comprehensive income decreased approximately $2.1 billion for the three-month period ended July 1, 2022 and decreased approximately $1.5 billion for the six-month period ended July 1, 2022 as compared to the comparable periods of 2021, primarily driven by increased losses from foreign currency translation adjustments, lower gains from cash flow hedge adjustments and lower net earnings. The Company recorded foreign currency translation losses of approximately $1.4 billion and $1.8 billion for the three and six-month periods ended July 1, 2022, respectively, as compared to a gain of $408 million and a loss of $514 million for the three and six-month periods ended July 2, 2021, respectively. The Company recorded gains of $66 million and $46 million from cash flow hedge adjustments related to the Company’s cross-currency swap derivative contracts for the three and six-month periods ended July 1, 2022, respectively, as compared to gains of $228 million and $186 million for the comparable periods of 2021.

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

Overview of Cash Flows and Liquidity
Following is an overview of the Company’s cash flows and liquidity ($ in millions):

	Six-Month Period Ended
($ in millions)	July 1, 2022	July 2, 2021
Total operating cash provided by continuing operations	$3,968	$3,991

Cash paid for acquisitions	$(77)	$(1,065)
Payments for additions to property, plant and equipment	(546)	(556)
Proceeds from sales of property, plant and equipment	9	13
Payments for purchases of investments	(328)	(552)
Proceeds from sales of investments	17	56
Proceeds from sale of product lines	—	26
All other investing activities	22	18
Total cash used in investing activities for continuing operations	$(903)	$(2,060)

(Payments for) proceeds from the issuance of common stock in connection with stock-based compensation, net	$(23)	$25
Payment of dividends	(411)	(360)
Net (repayments of) proceeds from borrowings (maturities of 90 days or less)	(669)	13
Net repayments of borrowings (maturities longer than 90 days)	(265)	(279)
All other financing activities	(66)	13
Total cash used in financing activities for continuing operations	$(1,434)	$(588)
•Operating cash flows from continuing operations decreased $23 million, or 1%, during the six-month period ended July 1, 2022 as compared to the comparable period of 2021, as higher net earnings from continuing operations (after excluding in both periods charges for depreciation, amortization (including intangible assets and inventory step-up), stock compensation, gain on sale of product lines and unrealized investment gains/losses) were more than offset by higher cash used in aggregate for accounts receivables, inventories, trade accounts payable and accrued and prepaid expenses in 2022 compared to the prior year.
•Net cash used in investing activities for continuing operations consisted primarily of investments and capital expenditures and decreased year-over-year primarily as a result of lower cash paid for acquisitions and investments in the 2022 period compared to 2021. Refer to Note 2 to the accompanying Consolidated Condensed Financial Statements for information on the Company’s acquisitions.
•As of July 1, 2022, the Company held approximately $4.0 billion of cash and cash equivalents.
Operating Activities
Cash flows from operating activities provided by continuing operations can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, restructuring activities and productivity improvement initiatives, pension funding and other items impact reported cash flows.
Operating cash flows from continuing operations were approximately $4.0 billion for the first six months of 2022, a decrease of $23 million, or 1%, as compared to the comparable period of 2021. The year-over-year change in operating cash flows from 2021 to 2022 was primarily attributable to the following factors:
•2022 operating cash flows reflected an increase of $4 million in net earnings from continuing operations for the first six months of 2022 as compared to the comparable period in 2021.
•Net earnings for the first six months of 2022 also reflected an increase of $472 million of depreciation, intangible asset amortization, stock compensation expense and unrealized investment gains/losses and the gain on sale of product lines as compared to the comparable period of 2021, net of a decrease in amortization of an acquisition-related inventory step-up in 2022 compared to 2021. Amortization expense primarily relates to the amortization of intangible assets and inventory fair value adjustments. Depreciation expense relates to both the Company’s manufacturing and operating facilities as well as instrumentation leased to customers under operating-type lease arrangements. Depreciation, amortization and stock compensation are noncash expenses that decrease earnings without a corresponding impact to operating cash flows. Cash flows from the gain on sale of product lines are reflected in cash flows from investing activities while unrealized investment gains/losses impact net earnings without immediately impacting cash flows as the cash flow impact from investments occurs when the invested capital is returned to the Company.
•The aggregate of trade accounts receivable, inventories and trade accounts payable used $824 million in operating cash flows during the first six months of 2022, compared to $433 million of operating cash flows used in the comparable period of 2021. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories and trade accounts payable depends upon how effectively the Company manages the cash conversion cycle, which effectively represents the number of days that elapse from the day it pays for the purchase of raw materials and components to the collection of cash from its customers and can be significantly impacted by the timing of collections and payments in a period, as well as actions to increase inventory to mitigate supply chain disruptions.
•The aggregate of prepaid expenses and other assets, deferred income taxes and accrued expenses and other liabilities used $33 million of operating cash flows during the first six months of 2022, compared to $75 million of operating cash flows provided in the comparable period of 2021. The timing of cash payments for income taxes, various employee-related liabilities, customer funding and changes in accrued expenses, drove the majority of this change.
Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures, including instruments leased to customers, cash used for investments and cash proceeds from divestitures of businesses or assets.
Net cash used in investing activities decreased $1,157 million in the six-month period ended July 1, 2022 compared to the comparable period of 2021, primarily as a result of cash used for the Company’s acquisitions in the first half of 2021 exceeding the cash used for acquisitions in the first half of 2022. For a discussion of the Company’s acquisitions during the first six months of 2022 refer to “—Overview”. In addition, in the first half of 2022 and 2021, the Company invested $328 million and $552 million, respectively, in non-marketable equity securities and partnerships.
Capital expenditures are made primarily for increasing manufacturing capacity, replacing equipment, supporting new product development, improving information technology systems and the manufacture of instruments that are used in OTL arrangements that certain of the Company’s businesses enter into with customers. Capital expenditures decreased $10 million on a year-over-year basis for the six-month period ended July 1, 2022 compared to the comparable period in 2021, due to declines in expenditures for instruments used in operating-type lease arrangements, partially offset by expenditures to increase capacity, including incremental capital expenditures as a result of the Cytiva and Aldevron acquisitions. For the full year 2022, the Company forecasts capital spending to be approximately $1.5 billion, driven primarily by continued expenditures to support customer demand.
Financing Activities and Indebtedness
Cash flows relating to financing activities typically consist primarily of cash flows associated with the issuance and repayments of commercial paper, issuance and repayment of long-term debt, borrowings under committed credit facilities, issuance and repurchases of common stock, issuance of preferred stock and payments of cash dividends to shareholders. Financing activities used cash of $1,434 million during the six-month period ended July 1, 2022 compared to $588 million of cash used in the comparable period of 2021. The year-over-year increase in cash used by financing activities was due primarily to repayment of borrowings in 2022.
For a description of the Company’s outstanding debt as of July 1, 2022 and the Company’s commercial paper programs and credit facility, refer to Note 11 to the accompanying Consolidated Condensed Financial Statements. As of July 1, 2022, the Company was in compliance with all of its respective debt covenants.
All outstanding shares of the Company’s 4.75% MCPS Series A converted to common shares on April 15, 2022 at a rate of 6.6632 common shares per share of preferred stock. For a description of the conversion, refer to Note 15 in the accompanying Consolidated Condensed Financial Statements.

Stock Repurchase Program
For information regarding the Company’s stock repurchase program, refer to Part II—Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”.

Dividends
Aggregate cash payments for dividends on Company common stock during the six-month period ended July 1, 2022 were $329 million and aggregate cash payments for dividends on the Company’s MCPS during the six-month period ended July 1, 2022 were $82 million. The increase in dividend payments over the comparable period of 2021 primarily relates to an increase in the quarterly dividend rate for common stock beginning with respect to the dividend paid in the second quarter of 2021.
In the second quarter of 2022, the Company declared a regular quarterly dividend of $0.25 per share of Company common stock payable on July 29, 2022 to holders of record as of June 24, 2022. In addition, the Company declared a quarterly cash dividend of $12.50 per MCPS Series B that was paid on July 15, 2022 to holders of record as of June 30, 2022.

Cash and Cash Requirements
As of July 1, 2022, the Company held approximately $4.0 billion of cash and cash equivalents that were held on deposit with financial institutions or invested in highly liquid investment-grade debt instruments with a maturity of 90 days or less. Of the cash and cash equivalents, approximately $1.7 billion was held within the United States and approximately $2.3 billion was held outside of the United States. The Company will continue to have cash requirements to support general corporate purposes, which may include working capital needs, capital expenditures, acquisitions and investments, paying interest and servicing debt, paying taxes and any related interest or penalties, funding its restructuring activities and pension plans as required, paying dividends to shareholders, repurchasing shares of the Company’s common stock and supporting other business needs.
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
While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company’s foreign cash could be repatriated to the United States. Following enactment of the Tax Cuts and Jobs Act and the associated Transition Tax, in general, repatriation of cash to the United States can be completed with no incremental U.S. tax; however, repatriation of cash could subject the Company to non-U.S. taxes on distributions. The cash that the Company’s non-U.S. subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. The income taxes, if any, applicable to such earnings including basis differences in our foreign subsidiaries are not readily determinable. As of July 1, 2022, management believes that it has sufficient sources of liquidity to satisfy its cash needs, including its cash needs in the United States. For information on the second quarter repatriation of cash held outside the United States, refer to “-Interest Costs and Financing.”
During 2022, the Company’s cash contribution requirements for its U.S. and non-U.S. defined benefit pension plans are forecasted to be approximately $10 million and $44 million, respectively. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.

CRITICAL ACCOUNTING ESTIMATES
There have been no material changes to the Company’s critical accounting estimates as described in the 2021 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Instruments and Risk Management,” in the Company’s 2021 Annual Report. There were no material changes during the quarter ended July 1, 2022 to this information as reported in the Company’s 2021 Annual Report.

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
Given the nature of our business and our global operations, military, political, economic, social and other conditions in non-U.S. countries and regions, including geopolitical risks such as the current military conflict between Russia and Ukraine, may adversely affect our business and financial statements. For the year ended December 31, 2021, approximately 1% of the Company’s sales were derived from customers based in Russia, and Ukraine accounted for a de minimis percentage of the Company’s sales. In light of the situation in Ukraine, in addition to suspending sales prohibited by sanctions, the Company has suspended the shipment of products to Russia with the exception of products for the purposes of diagnosing and treating patients and producing vaccines and therapeutics. We incurred a pretax charge of $43 million in the first half of 2022 as a result of Russia-related asset impairments, accruals for contractual obligations and similar items and we may incur additional charges in the future. The conflict in Ukraine may escalate and/or expand in scope and the broader consequences of this conflict, which have included and/or may in the future include sanctions, embargoes, regional instability and geopolitical shifts; potential retaliatory action by the Russian government against companies, including us, such as nationalization of foreign businesses in Russia; and increased tensions between the United States and countries in which we operate cannot be predicted, nor can we predict the conflict’s impact on the global economy and on our business and financial statements.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the six-month period ended July 1, 2022. On July 16, 2013, the Company’s Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Repurchase Program, and the timing and amount of any shares repurchased under the program will be determined by members of Company’s management based on its evaluation of market conditions and other factors. The Repurchase Program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plans) and for other corporate purposes. As of July 1, 2022, 20 million shares remained available for repurchase pursuant to the Repurchase Program. The Company expects to fund any future stock repurchases using the Company’s available cash balances or proceeds from the issuance of debt.

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
In the normal course of business, as permitted and authorized by the OFAC General License (but subject to the Company’s suspension of sales prohibited by sanctions and suspension of certain product shipments to Russia as a result of the conflict with Ukraine, as described above), certain of the Company’s subsidiaries may file notifications with, or apply for import licenses and permits from, the FSB as required pursuant to Russian encryption product import controls for the purpose of enabling such subsidiaries or their channel partners to import and distribute certain products in the Russian Federation. There are no gross revenues or net profits directly associated with these activities, and neither the Company nor any of its subsidiaries distribute or sell products or provide services to the FSB.

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

DANAHER CORPORATION

Date:	July 20, 2022	By:	/s/ Matthew R. McGrew
Matthew R. McGrew
Executive Vice President and Chief Financial Officer

Date:	July 20, 2022	By:	/s/ Christopher M. Bouda
Christopher M. Bouda
Vice President and Chief Accounting Officer