Form 10-Q
period 2022-09-30
DANAHER CORP /DE/
filed 2022-10-20
CIK 313616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The number of shares of common stock outstanding at October 14, 2022 was 727,962,702.

DANAHER CORPORATION
INDEX
FORM 10-Q

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ in millions, except per share amount)
(unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and equivalents	$5,150	$2,586
Trade accounts receivable, less allowance for doubtful accounts of $117 and $124, respectively	4,409	4,631
Inventories:
Finished goods	1,578	1,343
Work in process	519	473
Raw materials	1,139	951
Total inventories	3,236	2,767
Prepaid expenses and other current assets	1,455	1,664
Total current assets	14,250	11,648
Property, plant and equipment, net of accumulated depreciation of $3,627 and $3,465, respectively	3,719	3,790
Other long-term assets	4,846	3,719
Goodwill	38,251	41,184
Other intangible assets, net	19,964	22,843
Total assets	$81,030	$83,184
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$705	$8
Trade accounts payable	2,191	2,569
Accrued expenses and other liabilities	5,106	5,563
Total current liabilities	8,002	8,140
Other long-term liabilities	7,493	7,699
Long-term debt	18,542	22,168
Stockholders’ equity:
Preferred stock, no par value, 15.0 million shares authorized; no shares and 1.65 million shares of 4.75% Mandatory Convertible Preferred Stock, Series A, issued and outstanding as of September 30, 2022 and December 31, 2021, respectively; 1.72 million shares of 5.00% Mandatory Convertible Preferred Stock, Series B, issued and outstanding as of September 30, 2022 and December 31, 2021	1,668	3,268
Common stock - $0.01 par value, 2.0 billion shares authorized; 868.9 million issued and 727.9 million outstanding as of September 30, 2022; 855.7 million issued and 715.0 million outstanding as of December 31, 2021	9	9
Additional paid-in capital	11,985	10,090
Retained earnings	37,177	32,827
Accumulated other comprehensive income (loss)	(3,854)	(1,027)
Total Danaher stockholders’ equity	46,985	45,167
Noncontrolling interests	8	10
Total stockholders’ equity	46,993	45,177
Total liabilities and stockholders’ equity	$81,030	$83,184
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three-Month Period Ended		Nine-Month Period Ended
	September 30, 2022	October 1, 2021	September 30, 2022		October 1, 2021
Sales	$7,663	$7,229	$23,102		$21,305
Cost of sales	(3,079)	(2,870)	(9,092)		(8,296)
Gross profit	4,584	4,359	14,010		13,009
Operating costs:
Selling, general and administrative expenses	(2,149)	(2,062)	(6,326)		(5,904)
Research and development expenses	(420)	(441)	(1,292)		(1,247)
Other operating expenses	—	(547)	—		(547)
Operating profit	2,015	1,309	6,392		5,311
Nonoperating income (expense):
Other income (expense), net	(51)	137	(158)		374
Interest expense	(42)	(62)	(147)		(182)
Interest income	9	3	12		10
Earnings from continuing operations before income taxes	1,931	1,387	6,099		5,513
Income taxes	(359)	(229)	(1,122)		(954)
Net earnings from continuing operations	1,572	1,158	4,977		4,559
Earnings from discontinued operations, net of income taxes	—	—	—		86
Net earnings	1,572	1,158	4,977		4,645
Mandatory convertible preferred stock dividends	(21)	(41)	(84)		(123)
Net earnings attributable to common stockholders	$1,551	$1,117	$4,893		$4,522
Net earnings per common share from continuing operations:
Basic	$2.13	$1.56	$6.76		$6.21
Diluted	$2.10	$1.54	$6.67	(a)	$6.10	(a)
Net earnings per common share from discontinued operations:
Basic	$—	$—	$—		$0.12
Diluted	$—	$—	$—		$0.12
Net earnings per common share:
Basic	$2.13	$1.56	$6.76		$6.33
Diluted	$2.10	$1.54	$6.67	(a)	$6.22	(a)
Average common stock and common equivalent shares outstanding:
Basic	728.5	715.1	723.8		714.3
Diluted	737.4	727.0	737.0		736.4
(a) Net earnings per common share amounts for the relevant three-month periods do not add to the nine-month period amount due to rounding.
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three-Month Period Ended		Nine-Month Period Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Net earnings	$1,572	$1,158	$4,977	$4,645
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(1,039)	(396)	(2,824)	(910)
Pension and postretirement plan benefit adjustments	7	12	28	33
Cash flow hedge adjustments	(77)	(2)	(31)	184
Total other comprehensive income (loss), net of income taxes	(1,109)	(386)	(2,827)	(693)
Comprehensive income	$463	$772	$2,150	$3,952
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ in millions)
(unaudited)

	Three-Month Period Ended		Nine-Month Period Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Preferred stock:
Balance, beginning of period	$1,668	$3,268	$3,268	$3,268
Conversion of Mandatory Convertible Preferred Stock to common stock	—	—	(1,600)	—
Balance, end of period	$1,668	$3,268	$1,668	$3,268
Common stock:
Balance, beginning and end of period	$9	$9	$9	$9
Additional paid-in capital:
Balance, beginning of period	$11,854	$9,890	$10,090	$9,698
Common stock-based award	131	91	309	249
Common stock issued in connection with Mandatory Convertible Preferred Stock conversions	—	—	1,600	—
Common stock issued in connection with acquisitions	—	23	—	23
Common stock issued in connection with LYONs’ conversions, including tax benefit of $10 for the nine-month period ended October 1, 2021	—	—	—	34
Change in noncontrolling interests	—	—	(14)	—
Balance, end of period	$11,985	$10,004	$11,985	$10,004
Retained earnings:
Balance, beginning of period	$35,808	$30,264	$32,827	$27,159
Net earnings	1,572	1,158	4,977	4,645
Common stock dividends declared	(182)	(150)	(543)	(450)
Mandatory Convertible Preferred Stock dividends declared	(21)	(41)	(84)	(123)
Balance, end of period	$37,177	$31,231	$37,177	$31,231
Accumulated other comprehensive income (loss):
Balance, beginning of period	$(2,745)	$(675)	$(1,027)	$(368)
Other comprehensive income (loss)	(1,109)	(386)	(2,827)	(693)
Balance, end of period	$(3,854)	$(1,061)	$(3,854)	$(1,061)
Noncontrolling interests:
Balance, beginning of period	$7	$10	$10	$11
Change in noncontrolling interests	1	—	(2)	(1)
Balance, end of period	$8	$10	$8	$10
Total stockholders’ equity, end of period	$46,993	$43,461	$46,993	$43,461
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Nine-Month Period Ended
	September 30, 2022	October 1, 2021
Cash flows from operating activities:
Net earnings	$4,977	$4,645
Less: earnings from discontinued operations, net of income taxes	—	86
Net earnings from continuing operations	4,977	4,559
Noncash items:
Depreciation	537	525
Amortization of intangible assets	1,120	1,056
Amortization of acquisition-related inventory fair value step-up	—	46
Stock-based compensation expense	270	159
Contract settlement expense	—	542
Pretax gain on sale of product lines and investment (gains) losses	186	(343)
Change in trade accounts receivable, net	(134)	(152)
Change in inventories	(729)	(438)
Change in trade accounts payable	(180)	100
Change in prepaid expenses and other assets	(104)	102
Change in accrued expenses and other liabilities	35	(131)
Net cash provided by operating activities from continuing operations	5,978	6,025
Cash flows from investing activities:
Cash paid for acquisitions	(304)	(10,628)
Payments for additions to property, plant and equipment	(823)	(874)
Proceeds from sales of property, plant and equipment	9	13
Payments for purchases of investments	(354)	(784)
Proceeds from sales of investments	18	104
Proceeds from sale of product lines	—	26
All other investing activities	36	35
Total cash used in investing activities for continuing operations	(1,418)	(12,108)
Cash flows from financing activities:
Proceeds from the issuance of common stock in connection with stock-based compensation, net	15	63
Payment of dividends	(615)	(551)
Net (repayments of) proceeds from borrowings (maturities of 90 days or less)	(719)	3,496
Net repayments of borrowings (maturities longer than 90 days)	(265)	(279)
All other financing activities	(80)	(12)
Total cash (used in) provided by financing activities for continuing operations	(1,664)	2,717
Effect of exchange rate changes on cash and equivalents	(332)	(117)
Net change in cash and equivalents	2,564	(3,483)
Beginning balance of cash and equivalents	2,586	6,035
Ending balance of cash and equivalents	$5,150	$2,552
Supplemental disclosures:
Cash interest payments	$250	$279
Cash income tax payments	1,094	1,086
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
In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2022 and December 31, 2021, its results of operations for the three and nine-month periods ended September 30, 2022 and October 1, 2021 and its cash flows for each of the nine-month periods then ended.
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
Operating Leases—As of September 30, 2022 and December 31, 2021, operating lease right-of-use assets where the Company was the lessee were $965 million and approximately $1.0 billion, respectively, and are included within other long-term assets in the accompanying Consolidated Condensed Balance Sheets.  The associated operating lease liabilities were approximately $1.0 billion and $1.1 billion as of September 30, 2022 and December 31, 2021, respectively, and are included in accrued expenses and other liabilities and other long-term liabilities.

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
The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains the information used for the purchase price allocation during due diligence and through other sources. In the months after closing, as the Company obtains additional information about these assets and liabilities, including through tangible and intangible asset appraisals, and learns more about the newly acquired business, it is able to refine the estimates of fair value and more accurately allocate the purchase price. The fair values of acquired intangibles are determined based on estimates and assumptions that are deemed reasonable by the Company. Significant assumptions include the discount rates and certain assumptions that form the basis of the forecasted results of the acquired business including earnings before interest, taxes, depreciation and amortization (“EBITDA”), revenue, revenue growth rates, royalty rates and technology obsolescence rates. These assumptions are forward looking and could be affected by future economic and market conditions. The Company engages third-party valuation specialists who review the Company’s critical assumptions and calculations of the fair value of acquired intangible assets in connection with significant acquisitions. Only facts and circumstances that existed as of the acquisition date are considered for subsequent adjustment. The Company is continuing to evaluate certain pre-acquisition contingencies associated with its 2021 and 2022 acquisitions (for those acquisitions with open measurement periods) and is also in the process of obtaining valuations of certain acquisition-related assets and liabilities in connection with these acquisitions. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.
During the nine-month period ended September 30, 2022, the Company acquired five businesses for total consideration of $304 million in cash, net of cash acquired. The businesses acquired complement existing units of the Company’s Life Science and Environmental & Applied Solutions segments. The aggregate annual sales of the five businesses acquired in 2022 at the time of acquisition, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were $53 million.
The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the nine-month period ended September 30, 2022 ($ in millions):

Trade accounts receivable	$5
Inventories	3
Property, plant and equipment	3
Goodwill	197
Other intangible assets, primarily technology and customer relationships	111
Deferred tax liabilities	(9)
Other assets and liabilities, net	(6)
Net cash consideration	$304
On August 30, 2021, the Company acquired Aldevron, L.L.C. (“Aldevron”) for a cash purchase price of approximately $9.6 billion (the “Aldevron Acquisition”). Aldevron manufactures high-quality plasmid DNA, mRNA and proteins, serving biotechnology and pharmaceutical customers across research, clinical and commercial applications, and is included in the Company’s Life Sciences segment results beginning in the third quarter of 2021. The acquisition has provided and is expected to provide additional sales and earnings opportunities for the Company’s Life Sciences segment by expanding the business’ product line diversity, including new product offerings supporting genomic medicine.
Pro Forma Financial Information
The unaudited pro forma information for the periods set forth below gives effect to the 2021 and 2022 acquisitions as if they had occurred as of January 1, 2021, including the results from operations for the acquired business as well as the impact of assumed financing of the transaction and the impact of the purchase price allocation (including the amortization of acquired intangible assets). The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time ($ in millions, except per share amounts):

	Three-Month Period Ended		Nine-Month Period Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Sales	$7,670	$7,306	$23,133	$21,615
Net earnings from continuing operations	1,572	1,158	4,976	4,420
Diluted net earnings per common share from continuing operations (a)	2.10	1.54	6.66	5.92
(a) Diluted net earnings per common share from continuing operations is calculated by deducting the Mandatory Convertible Preferred Stock (“MCPS”) dividends from net earnings from continuing operations for the anti-dilutive MCPS shares (refer to Note 4 for additional information).

NOTE 3. DISCONTINUED OPERATIONS AND PROPOSED ENVIRONMENTAL & APPLIED SOLUTIONS SEPARATION
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
Environmental & Applied Solutions Separation
In September 2022, the Company announced its intention to separate its Environmental & Applied Solutions business into a publicly traded company. The Environmental & Applied Solutions business had sales for the year ended December 31, 2021 of approximately $4.7 billion. The transaction is expected to be tax-free to the Company’s shareholders. The Company is targeting to complete the separation of the Environmental & Applied Solutions business in the fourth quarter of 2023, subject to the satisfaction of certain conditions, including obtaining final approval from the Danaher Board of Directors, satisfactory completion of financing, receipt of tax opinions, receipt of favorable rulings from the Internal Revenue Service (“IRS”) and receipt of other regulatory approvals. Until the completion of the separation, the Environmental & Applied Solutions business will be reported as continuing operations.

NOTE 4. NET EARNINGS PER COMMON SHARE
Basic net earnings per common share from continuing operations (“EPS”) is calculated by taking net earnings from continuing operations less the MCPS dividends divided by the weighted average number of common shares outstanding for the applicable period. Diluted net EPS from continuing operations is computed by taking net earnings from continuing operations less the MCPS dividends divided by the weighted average number of common shares outstanding increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased with the proceeds from the issuance of the potentially dilutive shares. For the three-month period ended September 30, 2022, approximately 538 thousand options to purchase shares were excluded from the diluted EPS from continuing operations calculation and for the nine-month periods ended September 30, 2022 and October 1, 2021, approximately 1.1 million and 88 thousand options, respectively, to purchase shares were excluded from the diluted EPS from continuing operations calculation, as the impact of their inclusion would have been anti-dilutive. No options to purchase shares were excluded from the diluted net EPS calculation for the three-month period ended October 1, 2021. Basic and diluted EPS are computed independently for each quarter and year-to-date period, and each period involves the use of different weighted-average share count figures. As a result, and after factoring the effect of rounding to the nearest cent per share, the sum of prior quarterly EPS figures may not equal year-to-date EPS.
On April 15, 2022, all outstanding shares of the MCPS Series A converted into 11.0 million shares of the Company’s common stock. There were no MCPS Series A dividends declared in the second quarter of 2022 prior to their conversion and the MCPS Series A were dilutive for all periods prior to the conversion. Refer to Note 16 for additional information about the MCPS Series A conversion. The impact of the MCPS Series A calculated under the if-converted method was dilutive for the nine-month periods ended September 30, 2022 and October 1, 2021, and as such 4.0 million shares and 11.0 million shares, respectively, underlying the MCPS Series A were included in the calculation of diluted EPS. The related MCPS Series A dividends of $20 million and $59 million for the nine-month periods ended September 30, 2022 and October 1, 2021, respectively, were excluded from the calculation of net earnings for diluted EPS. The impact of the MCPS Series A calculated under the if-converted method was anti-dilutive for the three-month period ended October 1, 2021, and as such 11.0 million shares underlying the MCPS Series A were excluded from the calculation of diluted EPS for the three-month period and the related MCPS Series A dividends of $19 million were included in the calculation of net earnings for diluted EPS for the period.
The impact of the MCPS Series B calculated under the if-converted method was anti-dilutive for both the three and nine-month periods ended September 30, 2022 and October 1, 2021, and as such 8.6 million shares, for both the three and nine-month periods underlying the MCPS Series B were excluded from the calculation of diluted EPS and the related MCPS Series B dividends of $21 million and $22 million for the three-month periods, respectively, and $64 million for both nine-month periods were included in the calculation of net earnings for diluted EPS.
Information related to the calculation of net earnings per common share from continuing operations is summarized as follows ($ and shares in millions, except per share amounts):

	Three-Month Period Ended		Nine-Month Period Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Numerator:
Net earnings from continuing operations	$1,572	$1,158	$4,977	$4,559
MCPS dividends	(21)	(41)	(84)	(123)
Net earnings from continuing operations attributable to common stockholders for Basic EPS	1,551	1,117	4,893	4,436
Adjustment for MCPS dividends for dilutive MCPS	—	—	20	59
Net earnings from continuing operations attributable to common stockholders after assumed conversions for Diluted EPS	$1,551	$1,117	$4,913	$4,495

Denominator:
Weighted average common shares outstanding used in Basic EPS	728.5	715.1	723.8	714.3
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	8.9	11.9	9.2	11.0
Assumed conversion of the convertible debentures	—	—	—	0.1
Weighted average MCPS converted shares	—	—	4.0	11.0
Weighted average common shares outstanding used in Diluted EPS	737.4	727.0	737.0	736.4

Basic EPS from continuing operations	$2.13	$1.56	$6.76	$6.21
Diluted EPS from continuing operations	$2.10	$1.54	$6.67	$6.10

NOTE 5. REVENUE
The following tables present the Company’s revenues disaggregated by geographical region and revenue type for the three and nine-month periods ended September 30, 2022 and October 1, 2021 ($ in millions). Sales taxes and other usage-based taxes collected from customers are excluded from revenue.

	Life Sciences	Diagnostics	Environmental & Applied Solutions	Total
For the Three-Month Period Ended September 30, 2022:
Geographical region:
North America (a)	$1,508	$1,397	$575	$3,480
Western Europe	913	388	240	1,541
Other developed markets	189	122	28	339
High-growth markets (b)	1,166	772	365	2,303
Total	$3,776	$2,679	$1,208	$7,663

Revenue type:
Recurring	$2,700	$2,396	$729	$5,825
Nonrecurring	1,076	283	479	1,838
Total	$3,776	$2,679	$1,208	$7,663

For the Three-Month Period Ended October 1, 2021:
Geographical region:
North America (a)	$1,291	$1,083	$512	$2,886
Western Europe	989	424	256	1,669
Other developed markets	202	126	28	356
High-growth markets (b)	1,150	816	352	2,318
Total	$3,632	$2,449	$1,148	$7,229

Revenue type:
Recurring	$2,591	$2,150	$678	$5,419
Nonrecurring	1,041	299	470	1,810
Total	$3,632	$2,449	$1,148	$7,229

	Life Sciences	Diagnostics	Environmental & Applied Solutions	Total
For the Nine-Month Period Ended September 30, 2022:
Geographical region:
North America (a)	$4,604	$3,938	$1,674	$10,216
Western Europe	2,920	1,365	775	5,060
Other developed markets	610	361	92	1,063
High-growth markets (b)	3,491	2,220	1,052	6,763
Total	$11,625	$7,884	$3,593	$23,102

Revenue type:
Recurring	$8,410	$7,067	$2,138	$17,615
Nonrecurring	3,215	817	1,455	5,487
Total	$11,625	$7,884	$3,593	$23,102

For the Nine-Month Period Ended October 1, 2021:
Geographical region:
North America (a)	$3,903	$3,025	$1,501	$8,429
Western Europe	3,011	1,282	810	5,103
Other developed markets	636	355	87	1,078
High-growth markets (b)	3,362	2,301	1,032	6,695
Total	$10,912	$6,963	$3,430	$21,305

Revenue type:
Recurring	$7,760	$6,074	$1,984	$15,818
Nonrecurring	3,152	889	1,446	5,487
Total	$10,912	$6,963	$3,430	$21,305
(a) The Company defines North America as the United States and Canada.
(b) The Company defines high-growth markets as developing markets of the world experiencing extended periods of accelerated growth in gross domestic product and infrastructure which include Eastern Europe, the Middle East, Africa, Latin America and Asia (with the exception of Japan, Australia and New Zealand). The Company defines developed markets as all markets that are not high-growth markets.
The Company sells equipment to customers as well as consumables and services, some of which customers purchase on a recurring basis. Consumables sold for use with the equipment sold by the Company are typically critical to the use of the equipment and are typically used on a one-time or limited basis, requiring frequent replacement in the customer’s operating cycle. Examples of these consumables include reagents used in diagnostic tests, chromatography resins used for research and bioprocessing, filters used in filtration, separation and purification processes and cartridges for marking and coding equipment. Additionally, some of the Company’s consumables are used on a standalone basis, such as water treatment solutions. The Company separates its goods and services between those typically sold to a customer on a recurring basis and those typically sold on a nonrecurring basis. Recurring revenue includes revenue from consumables, services and operating-type leases (“OTLs”). Nonrecurring revenue includes sales from equipment and sales-type leases (“STLs”). OTLs and STLs are included in the above revenue amounts. For the three-month periods ended September 30, 2022 and October 1, 2021, lease revenue was $120 million and $125 million, respectively. For the nine-month periods ended September 30, 2022 and October 1, 2021, lease revenue was $361 million and $359 million, respectively.
Remaining performance obligations related to Topic 606, Revenue from Contracts with Customers, represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period. As of September 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $4.6 billion. The Company expects to recognize revenue on approximately 59% of the remaining performance obligations over the next 12 months, 25% over the subsequent 12 months, and the remainder recognized thereafter.

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (“contract assets”) and deferred revenue, customer deposits and billings in excess of revenue recognized (“contract liabilities”) on the Consolidated Condensed Balance Sheets.
Most of the Company’s long-term contracts are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in billing occurring subsequent to revenue recognition resulting in contract assets. Contract assets are generally classified as other current assets in the Consolidated Condensed Balance Sheets. The balance of contract assets as of both September 30, 2022 and December 31, 2021 was $75 million.
The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities that are classified as either current or long-term in the Consolidated Condensed Balance Sheets based on the timing of when the Company expects to recognize revenue. As of both September 30, 2022 and December 31, 2021, contract liabilities were approximately $1.8 billion, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets. Revenue recognized during the nine-month periods ended September 30, 2022 and October 1, 2021 that was included in the contract liability balance on December 31, 2021 and December 31, 2020 was approximately $1.2 billion and $963 million, respectively. Contract assets and liabilities are reported on a net basis on the accompanying Consolidated Condensed Balance Sheets on a contract-by-contract basis at the end of each reporting period.

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
Segment results are shown below ($ in millions):

	Three-Month Period Ended		Nine-Month Period Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Sales:
Life Sciences	$3,776	$3,632	$11,625	$10,912
Diagnostics	2,679	2,449	7,884	6,963
Environmental & Applied Solutions	1,208	1,148	3,593	3,430
Total	$7,663	$7,229	$23,102	$21,305

Operating profit:
Life Sciences	$1,045	$975	$3,337	$3,270
Diagnostics	761	145	2,447	1,420
Environmental & Applied Solutions	286	256	829	821
Other	(77)	(67)	(221)	(200)
Total	$2,015	$1,309	$6,392	$5,311

NOTE 7. INCOME TAXES
The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended		Nine-Month Period Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Effective tax rate	18.6%	16.5%	18.4%	17.3%
The Company operates globally, including in certain jurisdictions with lower tax rates than the United States (“U.S.”) federal statutory rate. Therefore, the impact of operating in such jurisdictions contributes to a lower effective tax rate compared to the U.S. federal statutory tax rate.

The effective tax rate for the three-month period ended September 30, 2022 differs from the U.S. federal statutory rate of 21.0% principally due the geographic mix of earnings described above and net discrete benefits of $3 million related primarily to excess tax benefits from stock-based compensation, partially offset by changes in estimates associated with prior period uncertain tax positions. The net discrete benefits reduced the effective tax rate by 0.2% for the three-month period ended September 30, 2022.
The effective tax rate for the nine-month period ended September 30, 2022 differs from the U.S. federal statutory rate of 21.0% principally due to the geographic mix of earnings described above and net discrete benefits of $52 million related primarily to excess tax benefits from stock-based compensation and changes in estimates associated with prior period uncertain tax positions. The net discrete benefits reduced the effective tax rate by 0.9% for the nine-month period ended September 30, 2022.
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

NOTE 8. OTHER OPERATING EXPENSES
Effective July 24, 2021, the Company’s indirect, wholly-owned subsidiary, Beckman Coulter, Inc. (“Beckman”), entered into a series of related agreements with Quidel Corporation and a subsidiary thereof (“Quidel”) to resolve litigation that Beckman initiated against Quidel and to modify and partially terminate the related prior commercial arrangement. Pursuant to the related agreements, the dispute regarding Beckman’s ability to compete in B-type Naturietic Peptide (“BNP”) test related activities has been settled, allowing Beckman to research, develop, manufacture and distribute BNP type tests. Beckman’s commitment to supply certain BNP test kits to Quidel has also been terminated. Beckman also obtained the right to distribute and sell the BNP assay currently sold by Quidel. As consideration under the agreements, Beckman will pay Quidel predominantly fixed payments of approximately $75 million per year through 2029 (subject to proration in 2021). The Company engaged a third-party valuation specialist to assist in determining the value of the elements of the transaction. The present value of the payments to Quidel was estimated to be $581 million, of which $547 million was recorded as a pretax contract settlement expense primarily due to the unfavorable nature of the prior arrangement (consisting of a cash charge of $5 million and a noncash charge of $542 million) in the third quarter of 2021 related to the modification and partial termination of the prior commercial arrangement and resolution of the associated litigation. The Company also capitalized $34 million in intangible assets, comprised of proprietary technology, customer relationships and the use of a trade name acquired in the settlement, which represent a noncash investing activity. Due to the extended payment terms of the arrangement, the arrangement represented a noncash financing activity of $576 million in 2021. Over the period of the arrangement, the cash payments related to servicing the obligation due to Quidel are recorded as cash outflows from financing activities and the payments related to the imputed interest on the obligation due to Quidel are recorded as cash outflows from operating activities in the Consolidated Condensed Statement of Cash Flows.

NOTE 9. OTHER INCOME (EXPENSE), NET
The following sets forth the components of the Company’s other income (expense), net ($ in millions):

	Three-Month Period Ended		Nine-Month Period Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Other components of net periodic benefit costs	$13	$9	$28	$31
Investment gains (losses):
Realized investment gains (losses)	27	10	91	48
Unrealized investment gains (losses)	(91)	118	(277)	282
Total investment gains (losses)	(64)	128	(186)	330
Gain on sale of product lines	—	—	—	13
Total other income (expense), net	$(51)	$137	$(158)	$374
Other Components of Net Periodic Benefit Costs
The Company disaggregates the service cost component of net periodic benefit costs of the noncontributory defined benefit pension plans and other postretirement employee benefit plans and presents the other components of net periodic benefit costs in other income (expense), net. These other components of net periodic benefit costs include the assumed rate of return on plan assets, partially offset by amortization of actuarial losses and interest. The Company’s net periodic benefit costs for the nine-month period ended September 30, 2022 includes a settlement loss of $10 million ($9 million after-tax) as a result of the transfer of a portion of its non-U.S. pension liabilities related to one defined benefit plan to a third-party.
Investment Gains (Losses)
The Company estimates the fair value of its investments in equity securities using the Fair Value Alternative and records adjustments to fair value within net earnings. Additionally, the Company is a limited partner in partnerships that invest primarily in early-stage companies. While the partnerships record these investments at fair value, the Company’s investments in the partnerships are accounted for under the equity method of accounting. The investment gains (losses) include realized and unrealized gains and losses related to changes in the fair value of the Company’s investments in equity securities and the Company’s equity in earnings of the partnerships that reflect the changes in fair value of the investments of the partnerships, and related management fees and operating expenses.
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

NOTE 10. GOODWILL AND OTHER INTANGIBLE ASSETS
The following is a rollforward of the Company’s goodwill ($ in millions):

Balance, December 31, 2021	$41,184
Attributable to 2022 acquisitions	197
Adjustments due to finalization of purchase price allocations	18
Foreign currency translation and other	(3,148)
Balance, September 30, 2022	$38,251
The carrying value of goodwill by segment is summarized as follows ($ in millions):

	September 30, 2022	December 31, 2021
Life Sciences	$29,145	$31,638
Diagnostics	6,705	7,044
Environmental & Applied Solutions	2,401	2,502
Total	$38,251	$41,184

The Company has not identified any “triggering” events which indicate an impairment of goodwill in 2022.
The Company reviews identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company identified impairment triggers during the second quarter of 2022 and the first quarter of 2021 which resulted in the impairment of certain long-lived assets, including technology and customer relationships in 2022 and a trade name in 2021. The Company recorded impairment charges totaling $9 million and $10 million in the nine-month periods ended September 30, 2022 and October 1, 2021, respectively, related to these long-lived assets.

NOTE 11. FAIR VALUE MEASUREMENTS
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
A summary of financial assets and liabilities that are measured at fair value on a recurring basis were as follows ($ in millions):

	Balance		Quoted Prices in Active Market (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Assets:
Available-for-sale debt securities	$13	$20	$—	$—	$13	$20	$—	$—
Investment in equity securities	314	336	19	88	—	—	—	—
Cross-currency swap derivative contracts	1,164	50	—	—	1,164	50	—	—
Available-for-sale debt securities, which are included in other long-term assets in the accompanying Consolidated Condensed Balance Sheets, are measured at fair value using quoted prices reported by investment brokers and dealers based on the underlying terms of the security and comparison to similar securities traded on an active market. As of September 30, 2022 and December 31, 2021, available-for-sale debt securities primarily included U.S. Treasury Notes and corporate debt securities.
The Company’s investments in equity securities consist of investments in publicly traded equity securities and investments in non-marketable equity securities. The publicly traded securities are classified as Level 1 in the fair value hierarchy as they are measured based on quotes in active markets. For the non-marketable equity securities, the Company estimates the fair value of the investments in equity securities based on the measurement alternative and adjusts for impairments and observable price changes with a same or similar security from the same issuer within net earnings (the “Fair Value Alternative”). The Company’s investments in these equity securities are not classified in the fair value hierarchy due to the use of these measurement methods. Additionally, the Company is a limited partner in partnerships that invest primarily in early-stage companies. While the partnerships record these investments at fair value, the Company’s investments in the partnerships are accounted for under the equity method of accounting and are not subject to fair value measurement disclosures. As of September 30, 2022 and December 31, 2021, the Company’s equity method investments included investments in partnerships with a carrying value of approximately $1.5 billion and $1.3 billion, respectively. During the three and nine-month periods ended September 30, 2022, the Company recorded net realized and unrealized losses of $64 million and $186 million, respectively, and during the three and nine-month periods ended October 1, 2021, the Company recorded net realized and unrealized gains of $128 million and $330 million, respectively, related to changes in the fair value of the Company’s investments in equity securities and the Company’s equity in earnings of the partnerships that reflect the changes in fair value of the investments of the partnerships. Refer to Note 9 for additional information on gains and losses on the Company’s investments including investments in the partnerships. These gains and losses are reflected in other income (expense), net in the Company’s Consolidated Condensed Statements of Earnings.

The cross-currency swap derivative contracts are used to partially hedge the Company’s net investments in non-U.S. operations against adverse movements in exchange rates between the U.S. dollar and the Danish kroner, Japanese yen, euro and Swiss franc. The Company also uses cross-currency swap derivative contracts to hedge the exchange rate exposure from long-term debt issuances in a foreign currency other than the functional currency of the borrower. The cross-currency swap derivative contracts are classified as Level 2 in the fair value hierarchy as they are measured using the income approach with the relevant interest rates and foreign currency current exchange rates and forward curves as inputs. Refer to Note 13 for additional information.
Fair Value of Other Financial Instruments
The carrying amounts and fair values of the Company’s other financial instruments were as follows ($ in millions):

	September 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt obligations:
Notes payable and current portion of long-term debt	$705	$705	$8	$8
Long-term debt	18,542	15,443	22,168	22,796
As of September 30, 2022 and December 31, 2021, short and long-term borrowings were categorized as Level 1. The fair value of long-term borrowings was based on quoted market prices. The difference between the fair value and the carrying amounts of long-term borrowings is attributable to changes in market interest rates and/or the Company’s credit ratings subsequent to the incurrence of the borrowing. The fair values of borrowings with original maturities of one year or less, as well as cash and cash equivalents, trade accounts receivable, net and trade accounts payable approximate their carrying amounts due to the short-term maturities of these instruments.

NOTE 12. FINANCING
As of September 30, 2022, the Company was in compliance with all of its debt covenants. The components of the Company’s debt were as follows ($ in millions):

Description and Aggregate Principal Amount	September 30, 2022	December 31, 2021
U.S. dollar-denominated commercial paper	$—	$1,440
Euro-denominated commercial paper (€1.9 billion and €1.2 billion)(e)	1,845	1,366
Floating rate senior unsecured notes due 6/30/2022 (€250 million) (the “Floating Rate 2022 Euronotes”)(a)	—	284
2.05% senior unsecured notes due 11/15/2022 ($700 million) (the “2022 Biopharma Notes”)(b)	700	699
0.5% senior unsecured bonds due 12/08/2023 (CHF 540 million) (the “2023 CHF Bonds”)(c)	548	592
1.7% senior unsecured notes due 3/30/2024 (€900 million) (the “2024 Euronotes”)	880	1,021
2.2% senior unsecured notes due 11/15/2024 ($700 million) (the “2024 Biopharma Notes”)(b)	698	698
3.35% senior unsecured notes due 9/15/2025 ($500 million) (the “2025 U.S. Notes”)	499	498
0.2% senior unsecured notes due 3/18/2026 (€1.3 billion) (the “2026 Biopharma Euronotes”)(b)	1,220	1,416
2.1% senior unsecured notes due 9/30/2026 (€800 million) (the “2026 Euronotes”)	782	907
0.3% senior unsecured notes due 5/11/2027 (¥30.8 billion) (the “2027 Yen Notes”)(d)	212	267
1.2% senior unsecured notes due 6/30/2027 (€600 million) (the “2027 Euronotes”)(a)	585	680
0.45% senior unsecured notes due 3/18/2028 (€1.3 billion) (the “2028 Biopharma Euronotes”)(b)	1,218	1,413
1.125% senior unsecured bonds due 12/08/2028 (CHF 210 million) (the “2028 CHF Bonds”)(c)	216	233
2.6% senior unsecured notes due 11/15/2029 ($800 million) (the “2029 Biopharma Notes”)(b)	796	795
2.5% senior unsecured notes due 3/30/2030 (€800 million) (the “2030 Euronotes”)	784	910
0.75% senior unsecured notes due 9/18/2031 (€1.8 billion) (the “2031 Biopharma Euronotes”)(b)	1,705	1,980
0.65% senior unsecured notes due 5/11/2032 (¥53.2 billion) (the “2032 Yen Notes”)(d)	366	461
1.35% senior unsecured notes due 9/18/2039 (€1.3 billion) (the “2039 Biopharma Euronotes”)(b)	1,210	1,406
3.25% senior unsecured notes due 11/15/2039 ($900 million) (the “2039 Biopharma Notes”)(b)	890	890
4.375% senior unsecured notes due 9/15/2045 ($500 million) (the “2045 U.S. Notes”)	499	499
1.8% senior unsecured notes due 9/18/2049 (€750 million) (the “2049 Biopharma Euronotes”)(b)	726	844
3.4% senior unsecured notes due 11/15/2049 ($900 million) (the “2049 Biopharma Notes”)(b)	889	889
2.6% senior unsecured notes due 10/01/2050 ($1.0 billion) (the “2050 U.S. Notes”)	980	980
2.8% senior unsecured notes due 12/10/2051 ($1.0 billion) (the “2051 U.S. Notes”)	984	983
Other	15	25
Total debt	19,247	22,176
Less: currently payable	(705)	(8)
Long-term debt	$18,542	$22,168
(a) Issued by DH Europe Finance S.A. (“Danaher International”).
(b) Issued by DH Europe Finance II S.a.r.l. (“Danaher International II”).
(c) Issued by DH Switzerland Finance S.A. (“Danaher Switzerland”).
(d) Issued by DH Japan Finance S.A. (“Danaher Japan”).
(e) Issued by Danaher Corporation or Danaher International II.
Debt discounts, premiums and debt issuance costs totaled $121 million and $130 million as of September 30, 2022 and December 31, 2021, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of debt table above. For additional details regarding the Company’s debt financing, refer to Note 14 of the Company’s financial statements as of and for the year ended December 31, 2021 included in the Company’s 2021 Annual Report.

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
As of September 30, 2022, borrowings outstanding under the Company’s euro-denominated commercial paper program had a weighted average annual interest rate of 0.85% and a weighted average remaining maturity of approximately 26 days.
On June 30, 2022, the Company repaid the €250 million aggregate principal amount of the Floating Rate 2022 Euronotes upon their maturity using available cash.
Guarantors of Debt
The Company has guaranteed long-term debt and commercial paper issued by certain of its wholly-owned finance subsidiaries: Danaher International, Danaher International II, Danaher Switzerland and Danaher Japan. All of the outstanding and future securities issued by each of these entities are or will be fully and unconditionally guaranteed by the Company and these guarantees rank on parity with the Company’s unsecured and unsubordinated indebtedness.

NOTE 13. HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS
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
The Company has also issued foreign currency denominated long-term debt as partial hedges of its net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the euro, Japanese yen and Swiss franc. These foreign currency denominated long-term debt issuances are designated and qualify as nonderivative hedging instruments. Accordingly, the foreign currency translation of these debt instruments is recorded in accumulated other comprehensive income (loss), offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated other comprehensive income (loss). Any ineffective portions of net investment hedges are reclassified from accumulated other comprehensive income (loss) into earnings during the period of change. These instruments mature on dates ranging from October 2022 to May 2032.
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
The following table summarizes the notional values as of September 30, 2022 and October 1, 2021 and pretax impact of changes in the fair values of instruments designated as net investment hedges and cash flow hedges in accumulated other comprehensive income (“OCI”) for the three and nine-month periods ended September 30, 2022 and October 1, 2021 ($ in millions):

	Original Notional Amount	Notional Amount Outstanding	Gain (Loss) Recognized in OCI	Amounts Reclassified from OCI
For the Three-Month Period Ended September 30, 2022:
Net investment hedges:
Cross-currency contracts	$3,875	$3,000	$127	$—
Foreign currency denominated debt	5,522	5,522	174	—
Cash flow hedges:
Cross-currency contracts	4,000	4,000	214	(240)
Interest rate swaps	1,600	—	—	—
Total	$14,997	$12,522	$515	$(240)

For the Three-Month Period Ended October 1, 2021:
Net investment hedges:
Cross-currency contracts	$2,875	$2,000	$34	$—
Foreign currency denominated debt	4,864	4,864	52	—
Cash flow hedges:
Cross-currency contracts	4,000	4,000	87	(90)
Interest rate swaps	850	—	—	1
Total	$12,589	$10,864	$173	$(89)

For the Nine-Month Period Ended September 30, 2022:
Net investment hedges:
Cross-currency contracts	$3,875	$3,000	$394	$—
Foreign currency denominated debt	5,522	5,522	569	—
Cash flow hedges:
Cross-currency contracts	4,000	4,000	720	(580)
Interest rate swaps	1,600	—	—	2
Total	$14,997	$12,522	$1,683	$(578)

For the Nine-Month Period Ended October 1, 2021
Net investment hedges:
Cross-currency contracts	$2,875	$2,000	$100	$—
Foreign currency denominated debt	4,864	4,864	236	—
Cash flow hedges:
Cross-currency contracts	4,000	4,000	389	(207)
Interest rate swaps	850	—	—	2
Total	$12,589	$10,864	$725	$(205)

Gains or losses related to net investment hedges are classified as foreign currency translation adjustments in the schedule of changes in OCI in Note 16, as these items are attributable to the Company’s hedges of its net investment in foreign operations. Gains or losses related to the cash flow hedges are classified as cash flow hedge adjustments in the schedule of changes in OCI in Note 16. The amounts reclassified from other comprehensive income (loss) for the cross-currency swap derivative contracts that are cash flow hedges of the Company’s U.S. dollar-denominated debt was equal to the remeasurement amount recorded in the three and nine-month periods on the hedged debt.
The Company did not reclassify any other deferred gains or losses related to net investment hedges or cash flow hedges from accumulated other comprehensive income (loss) to earnings during the three and nine-month periods ended September 30, 2022 and October 1, 2021. In addition, the Company did not have any ineffectiveness related to net investment hedges or cash flow hedges during the three and nine-month periods ended September 30, 2022 and October 1, 2021. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in all other investing activities in the accompanying Consolidated Condensed Statements of Cash Flows. The cash inflows and outflows associated with the Company’s derivative contracts designated as cash flow hedges are classified in cash flows from operating activities in the accompanying Consolidated Condensed Statements of Cash Flows.
The Company’s derivative instruments, as well as its nonderivative debt instruments designated and qualifying as net investment hedges, were classified in the Company’s Consolidated Condensed Balance Sheets as follows ($ in millions):

	September 30, 2022	December 31, 2021
Derivative assets:
Other long-term assets	$1,164	$50

Nonderivative hedging instruments:
Long-term debt	5,522	3,883
Amounts related to the Company’s derivatives expected to be reclassified from accumulated other comprehensive income (loss) to net earnings during the next 12 months, if interest rates and foreign exchange rates remain unchanged, are not significant.

NOTE 14. DEFINED BENEFIT PLANS
The following sets forth the components of the Company’s net periodic benefit costs of the noncontributory defined benefit pension plans and other postretirement employee benefit plans ($ in millions):

	Three-Month Period Ended		Nine-Month Period Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
U.S. pension benefits:
Service cost	$—	$—	$—	$—
Interest cost	(13)	(11)	(40)	(34)
Expected return on plan assets	32	31	97	93
Amortization of actuarial loss	(8)	(12)	(26)	(34)
Amortization of prior service cost	—	(1)	—	(1)
Net periodic pension benefit	$11	$7	$31	$24

Non-U.S. pension benefits:
Service cost	$(10)	$(11)	$(29)	$(33)
Interest cost	(6)	(5)	(18)	(15)
Expected return on plan assets	10	10	28	32
Amortization of actuarial loss	—	(2)	(1)	(8)
Amortization of prior service credit	1	1	1	1
Curtailment and settlement gains (losses) recognized	(1)	(1)	(11)	(1)
Net periodic pension cost	$(6)	$(8)	$(30)	$(24)

Other postretirement employee benefit plans:
Service cost	$—	$—	$—	$—
Interest cost	(1)	(1)	(2)	(2)
Amortization of actuarial loss	(1)	(1)	(1)	(2)
Amortization of prior service credit	—	1	1	2
Net periodic benefit cost	$(2)	$(1)	$(2)	$(2)
The service cost component of net periodic benefit costs is presented in cost of goods sold and selling, general and administrative expenses while the other cost components are presented in other income (expense), net. The Company’s net periodic pension cost for the nine-month period ended September 30, 2022 includes a settlement loss of $10 million as a result of the transfer of a portion of its non-U.S. pension liabilities related to one defined benefit plan to a third-party.
Employer Contributions
During 2022, the Company’s cash contribution requirements for its U.S. and non-U.S. defined benefit pension plans are forecasted to be approximately $10 million and $41 million, respectively. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.

NOTE 15. COMMITMENTS AND CONTINGENCIES
The Company reviews the adequacy of its legal reserves on a quarterly basis and establishes reserves for loss contingencies that are both probable and reasonably estimable. For a further description of the Company’s litigation and contingencies, refer to Note 18 of the Company’s financial statements as of and for the year ended December 31, 2021 included in the Company’s 2021 Annual Report.
The Company generally accrues estimated warranty costs at the time of sale. In general, manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly and appropriately maintained. Warranty periods depend on the nature of the product and range from the date of such sale up to ten years. The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor and in certain instances estimated property damage. As of September 30, 2022 and December 31, 2021, the Company had accrued warranty liabilities of $83 million and $97 million, respectively.

NOTE 16. STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION
Stockholders’ Equity
On July 16, 2013, the Company’s Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. On July 22, 2022, the Company repurchased 3,906 shares of the Company’s common stock for $1 million as part of the Repurchase Program. As of September 30, 2022, approximately 20 million shares remained available for repurchase pursuant to the Repurchase Program.
The following table summarizes the Company’s share activity (shares in millions):

	Three-Month Period Ended		Nine-Month Period Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Preferred stock - shares issued:
Balance, beginning of period	1.7	3.4	3.4	3.4
Conversion of MCPS to common stock	—	—	(1.7)	—
Balance, end of period	1.7	3.4	1.7	3.4

Common stock - shares issued:
Balance, beginning of period	868.4	854.4	855.7	851.3
Common stock-based compensation awards	0.5	0.8	2.2	3.0
Common stock issued in connection with Liquid Yield Option Notes (“LYONs”) conversions	—	—	—	0.9
Conversion of MCPS to common stock	—	—	11.0	—
Balance, end of period	868.9	855.2	868.9	855.2
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
Unless converted earlier in accordance with the terms of the certificate of designations, each share of MCPS Series B mandatorily converts on April 15, 2023 (the Mandatory Conversion Date) into a number of shares of the Company’s common stock between the Minimum Conversion Rate of 5.0143 shares and the Maximum Conversion Rate of 6.1425 shares (subject to further anti-dilution adjustments). The number of shares of the Company’s common stock issued and issuable upon conversion is determined based on the average volume-weighted average price per share of the Company’s common stock over the 20 consecutive trading day period beginning on, and including, the 21st scheduled trading day immediately before the Mandatory Conversion Date. Subject to certain exceptions, at any time prior to the Mandatory Conversion Date, holders may elect to convert the MCPS Series B shares into common stock based on the Minimum Conversion Rate (subject to further anti-dilution adjustments). In the event of a fundamental change, the MCPS Series B shares will convert at the fundamental change rate specified in the certificate of designations, and the holders of MCPS Shares would be entitled to a fundamental change make-whole dividend.
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

Stock-Based Compensation
For a full description of the Company’s stock-based compensation programs, refer to Note 19 of the Company’s financial statements as of and for the year ended December 31, 2021 included in the Company’s 2021 Annual Report. As of September 30, 2022, approximately 44 million shares of the Company’s common stock were reserved for issuance under the 2007 Omnibus Incentive Plan.
The following summarizes the components of the Company’s stock-based compensation expense ($ in millions):

	Three-Month Period Ended		Nine-Month Period Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Restricted stock units (“RSUs”)/performance stock units (“PSUs”):
Pretax compensation expense	$52	$31	$156	$95
Income tax benefit	(11)	(6)	(32)	(19)
RSU/PSU expense, net of income taxes	41	25	124	76
Stock options:
Pretax compensation expense	37	21	114	64
Income tax benefit	(7)	(4)	(23)	(13)
Stock option expense, net of income taxes	30	17	91	51
Total stock-based compensation:
Pretax compensation expense	89	52	270	159
Income tax benefit	(18)	(10)	(55)	(32)
Total stock-based compensation expense, net of income taxes	$71	$42	$215	$127
Stock-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings. As of September 30, 2022, $239 million of total unrecognized compensation cost related to RSUs/PSUs is expected to be recognized over a weighted average period of approximately two years. As of September 30, 2022, $262 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately two years. Future compensation amounts will be adjusted for any changes in estimated forfeitures.

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
The changes in accumulated other comprehensive income (loss) by component are summarized below ($ in millions).

	Foreign Currency Translation Adjustments	Pension and Postretirement Plan Benefit Adjustments		Cash Flow Hedge Adjustments		Accumulated Comprehensive Income (Loss)
For the Three-Month Period Ended September 30, 2022:
Balance, July 1, 2022	$(2,324)	$(529)		$108		$(2,745)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	(1,008)	—		214		(794)
Income tax impact	(31)	—		(51)		(82)
Other comprehensive income (loss) before reclassifications, net of income taxes	(1,039)	—		163		(876)
Reclassification adjustments:
Increase (decrease)	—	9	(a)	(240)	(b)	(231)
Income tax impact	—	(2)		—		(2)
Reclassification adjustments, net of income taxes	—	7		(240)		(233)
Net other comprehensive income (loss), net of income taxes	(1,039)	7		(77)		(1,109)
Balance, September 30, 2022	$(3,363)	$(522)		$31		$(3,854)

For the Three-Month Period Ended October 1, 2021:
Balance, July 2, 2021	$231	$(907)		$1		$(675)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	(387)	—		87		(300)
Income tax impact	(9)	—		—		(9)
Other comprehensive income (loss) before reclassifications, net of income taxes	(396)	—		87		(309)
Reclassification adjustments:
Increase (decrease)	—	15	(a)	(89)	(b)	(74)
Income tax impact	—	(3)		—		(3)
Reclassification adjustments, net of income taxes	—	12		(89)		(77)
Net other comprehensive income (loss), net of income taxes	(396)	12		(2)		(386)
Balance, October 1, 2021	$(165)	$(895)		$(1)		$(1,061)

	Foreign Currency Translation Adjustments	Pension and Postretirement Plan Benefit Adjustments		Cash Flow Hedge Adjustments		Accumulated Comprehensive Income (Loss)
For the Nine-Month Period Ended September 30, 2022:
Balance, December 31, 2021	$(539)	$(550)		$62		$(1,027)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	(2,729)	—		720		(2,009)
Income tax impact	(95)	—		(173)		(268)
Other comprehensive income (loss) before reclassifications, net of income taxes	(2,824)	—		547		(2,277)
Reclassification adjustments:
Increase (decrease)	—	37	(a)	(578)	(b)	(541)
Income tax impact	—	(9)		—		(9)
Reclassification adjustments, net of income taxes	—	28		(578)		(550)
Net other comprehensive income (loss), net of income taxes	(2,824)	28		(31)		(2,827)
Balance, September 30, 2022	$(3,363)	$(522)		$31		$(3,854)

For the Nine-Month Period Ended October 1, 2021:
Balance, December 31, 2020	$745	$(928)		$(185)		$(368)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	(886)	—		389		(497)
Income tax impact	(24)	—		—		(24)
Other comprehensive income (loss) before reclassifications, net of income taxes	(910)	—		389		(521)
Reclassification adjustments:
Increase (decrease)	—	43	(a)	(205)	(b)	(162)
Income tax impact	—	(10)		—		(10)
Reclassification adjustments, net of income taxes	—	33		(205)		(172)
Net other comprehensive income (loss), net of income taxes	(910)	33		184		(693)
Balance, October 1, 2021	$(165)	$(895)		$(1)		$(1,061)
(a) This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost (refer to Notes 9 and 14 for additional details).
(b) Reflects reclassification to earnings related to cash flow hedges of certain long-term debt (refer to Note 13 for additional details).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide material information relevant to an assessment of Danaher Corporation’s (“Danaher,” the “Company,” “we,” “us” or “our”) financial condition and results of operations, including an evaluation of the amounts and certainty of cash flows from operations and from outside sources. The MD&A is designed to focus specifically on material events and uncertainties known to management that are reasonably likely to cause reported financial information not to be necessarily indicative of future operating results or of future financial condition. This includes descriptions and amounts of matters that have had a material impact on reported operations, as well as matters that are reasonably likely based on management’s assessment to have a material impact on future operations. The Company’s MD&A is divided into five sections:
•Information Relating to Forward-Looking Statements
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Estimates
You should read this discussion along with the Company’s MD&A and audited financial statements and Notes thereto as of and for the year ended December 31, 2021, included in the Company’s 2021 Annual Report and the Company’s Consolidated Condensed Financial Statements and related Notes as of and for the three and nine-month periods ended September 30, 2022 included in this Quarterly Report on Form 10-Q (“Report”).
Unless otherwise indicated, all financial results in this Report refer to continuing operations.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this Report, in other documents we file with or furnish to the Securities and Exchange Commission, in our press releases, webcasts, conference calls, materials delivered to shareholders and other communications, are “forward-looking statements” within the meaning of the U.S. federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, pricing, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions and the integration thereof, divestitures, spin-offs, split-offs, initial public offerings or other distributions, strategic opportunities, other securities offerings, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; future regulatory approvals and the timing and conditionality thereof; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; future foreign currency exchange rates and fluctuations in those rates; the potential or anticipated direct or indirect impact of COVID-19 on our business, results of operations and/or financial condition; general economic and capital markets conditions; the anticipated timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that Danaher intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “should,” “could,” “intend,” “will,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words.
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

•Conditions in the global economy (including the current, high levels of inflation and global supply chain disruptions), the particular markets we serve and the financial markets can adversely affect our business and financial statements.
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
•Non-U.S. economic, political, legal, compliance, social and business factors (including the conflict in Ukraine and the related impact on energy supplies and prices, and the United Kingdom’s (“U.K”) departure from the European Union (“EU”)) can negatively affect our business and financial statements.
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
•Divestitures or other dispositions could negatively impact our business, and contingent liabilities from businesses that we or our predecessors dispose could adversely affect our business and financial statements. For example, we could incur significant liability if any of the split-off or spin-off transactions we have consummated or will consummate are determined to be a taxable transaction or otherwise pursuant to our indemnification obligations with respect to such transactions. Please see Part II-Item 1A of this report for additional details regarding risks related to the planned separation of our Environmental & Applied Solutions segment.
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

Business Performance and Outlook
During the third quarter of 2022, the Company’s overall revenues increased 6.0% compared to the comparable period of 2021. Core sales increased 10.0% in the third quarter of 2022 compared to the comparable prior year period and acquisitions contributed 1.5% to the increase in revenues. The impact of currency translation decreased reported sales 5.5%. For the nine-month period ended September 30, 2022, overall revenues increased 8.5%. Core sales increased 10.5% in the nine-month period ended September 30, 2022 compared to the comparable prior year period and acquisitions contributed 2.0% to the increase in revenues. The impact of foreign currency exchange rates decreased revenues by 4.0%. For the definition of “core sales” refer to “—Results of Operations” below.
Geographically, the Company saw increases in core sales in both developed markets and the high-growth markets during the third quarter of 2022 compared to the third quarter of 2021. Developed markets core sales grew at a mid-teens rate, driven primarily by high-teens core sales growth in North America and high-single digit core sales growth in Western Europe. High-growth markets core sales grew mid-single digits, driven primarily by high-single digit core sales growth in China. High-growth markets represented approximately 30% of the Company’s total sales in the third quarter of 2022. For additional information regarding the Company’s sales by geographical region during the three and nine-month periods ended September 30, 2022 and October 1, 2021, refer to Note 5 to the accompanying Consolidated Condensed Financial Statements.
The Company’s net earnings from continuing operations for the three and nine-month periods ended September 30, 2022 totaled approximately $1.6 billion and $5.0 billion, respectively, and the Company’s net earnings from continuing operations for the three and nine-month periods ended October 1, 2021 totaled approximately $1.2 billion and $4.6 billion, respectively. Net earnings attributable to common stockholders for the three and nine-month periods ended September 30, 2022 totaled approximately $1.6 billion or $2.10 per diluted common share and $4.9 billion or $6.67 per diluted common share, respectively, compared to approximately $1.1 billion or $1.54 per diluted common share and $4.5 billion or $6.22 per diluted common share, respectively, for the three and nine-month periods ended October 1, 2021. Increased core sales and the impact of the third quarter 2021 modification and partial termination of a prior commercial arrangement and resolution of the associated litigation, partially offset by the adverse impact of foreign currency exchange rates, investment losses, higher material, transportation and labor costs and higher restructuring and productivity improvement initiatives in the 2022 periods drove the year-over-year increase in net earnings from continuing operations and diluted net earnings per common share from continuing operations for both the three and nine-month periods ended September 30, 2022.
During the three and nine-month periods ended September 30, 2022, supply chain disruptions (including in some cases shortages of supply, cost inflation and shipping delays), labor availability constraints and labor costs impacted a number of the Company’s businesses, however the Company experienced fewer supply chain disruptions in the third quarter of 2022 compared to the second quarter of 2022. During this period, logistics improved as freight costs began to stabilize and material availability experienced modest improvements, although certain electronic components remained difficult to procure. Through the application of DBS tools and processes (including price increases), the Company largely mitigated the impact of these pressures on the Company’s profitability and as a result such disruptions did not have a material adverse effect on the business in the three and nine-month periods ended September 30, 2022. In 2022, various central banks around the world (including the Federal Reserve in the U.S.) raised interest rates. While these rate increases have not had a significant adverse impact on the Company to date, the impact of such rate increases on the overall financial markets and the economy may adversely impact the Company in the future. The Company continues to monitor these supply chain, inflation and interest rate factors, as well as the uncertainty resulting from the overall economic environment.
Russia-Ukraine Conflict
In response to the ongoing conflict in Ukraine, in addition to suspending sales prohibited by sanctions, the Company has suspended the shipment of products to Russia with the exception of products for the purposes of diagnosing and treating patients and producing vaccines and therapeutics. In the first quarter of 2022, the Company recorded a pretax charge of $43 million, primarily related to the impairment of accounts receivable and inventory, as well as accruals for contractual obligations related to Russian operations. Russia has significantly reduced the export of natural gas to Europe, resulting in increased natural gas prices and a reduced supply of natural gas. If this trend continues, the Company’s European manufacturing facilities would face increased costs and risks of production disruptions. The Company’s European customers and suppliers would experience similar adverse impacts, which could further adversely impact the Company’s supply chain and also adversely impact the demand for its products. The Company will continue monitoring the military, social, political, regulatory and economic environment in Ukraine and Russia and its broader impacts, and will consider further actions as appropriate.
The COVID-19 Pandemic
The Company continues to actively monitor the COVID-19 pandemic, including the current spread of certain variants of the virus and plan for potential impacts on its business. The Company is also deploying our capabilities, expertise and scale to address the critical health needs related to COVID-19, including developing and making available diagnostic tests for the rapid detection of COVID-19 as well as providing critical support to firms that are developing and producing vaccines and therapies for COVID-19. While conditions related to the pandemic generally have improved in 2022 compared to 2021, conditions vary significantly by geography. For example, late in the first quarter of 2022, an increase of COVID-19 related cases in certain parts of China resulted in the re-imposition of widespread shut-downs and restrictions which continued through most of the second quarter of 2022. During the third quarter of 2022, China experienced additional intermittent shut-downs and restrictions, however, the Company’s operations were not significantly impacted. The extent to which these restrictions may recur in the future and the resulting impact to the Company will depend upon the prevalence of COVID-19 in the impacted regions of China.
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
•the degree of spread and severity of COVID-19 variants and government responses thereto;
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
Acquisitions and Proposed Separation of the Environmental & Applied Solutions Business
During the nine-month period ended September 30, 2022, the Company acquired five businesses for total consideration of $304 million in cash, net of cash acquired. The businesses acquired complement existing units of the Company’s Life Science and Environmental & Applied Solutions segments. The aggregate annual sales of the five businesses acquired in 2022 at the time of acquisition, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were $53 million.
For a description of Danaher’s plan to separate its Environmental & Applied Solutions business into a publicly traded company, see “Results of Operations—Environmental & Applied Solutions.”
Currency Exchange Rates
On a year-over-year basis, currency exchange rates negatively impacted reported sales by approximately 5.5% and 4.0% for the three and nine-month periods ended September 30, 2022, respectively, compared to the comparable periods of 2021, primarily due to the strengthening of the U.S. dollar against the euro and most other major currencies in 2022. If the currency exchange rates in effect as of September 30, 2022 were to prevail throughout the remainder of 2022, currency exchange rates would decrease the Company’s fourth quarter 2022 sales by approximately 6.0% and full year sales by approximately 4.5% on a year-over-year basis. From September 30, 2022 through the date of this Report, the U.S. dollar continued to strengthen compared to other major currencies including the euro. Any further strengthening of the U.S. dollar against major currencies would adversely impact the Company’s sales and results of operations for the remainder of the year, and any weakening of the U.S. dollar against major currencies would positively impact the Company’s sales and results of operations for the remainder of the year.

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
Core Sales Growth

	% Change Three-Month Period Ended September 30, 2022 vs. Comparable 2021 Period	% Change Nine-Month Period Ended September 30, 2022 vs. Comparable 2021 Period
Total sales growth (GAAP)	6.0%	8.5%
Impact of:
Acquisitions/divestitures	(1.5)%	(2.0)%
Currency exchange rates	5.5%	4.0%
Core sales growth (non-GAAP)	10.0%	10.5%
2022 Sales Compared to 2021
Total sales increased 6.0% and 8.5% during the three and nine-month periods ended September 30, 2022 compared to the three and nine-month periods ended October 1, 2021, respectively, primarily as a result of the increase in core sales resulting from the factors discussed below by segment as well as increases in sales from acquired businesses. The impact of currency translation decreased reported sales 5.5% and 4.0% on a year-over-year basis during the three and nine-month periods ended September 30, 2022, respectively, primarily due to the unfavorable impact of the strengthening of the U.S. dollar against the euro and most other major currencies in 2022 versus the comparable periods of 2021. Price increases contributed 4.5% and 3.5% to sales growth on a year-over-year basis during the three and nine-month periods ended September 30, 2022, respectively, and are reflected as a component of core sales growth above.
Operating Profit Performance
Operating profit margins increased 820 basis points from 18.1% during the three-month period ended October 1, 2021 to 26.3% for the three-month period ended September 30, 2022.
Third quarter 2022 vs. third quarter 2021 operating profit margin comparisons were favorably impacted by:
•Third quarter 2021 impact of the modification and partial termination of a prior commercial arrangement and resolution of the associated litigation - 755 basis points
•Third quarter 2021 acquisition-related fair value adjustments to inventory and transaction costs deemed significant related to the acquisition of Aldevron - 65 basis points

•Higher third quarter 2022 core sales and the impact of product mix, net of incremental year-over-year costs associated with sales and marketing growth initiatives, material, transportation and labor costs and restructuring and continuing productivity improvement initiatives - 50 basis points
Third quarter 2022 vs. third quarter 2021 operating profit margin comparisons were unfavorably impacted by:
•Incremental dilutive effect in 2022 of acquired businesses - 50 basis points
Operating profit margins increased 280 basis points from 24.9% during the nine-month period ended October 1, 2021 to 27.7% for the nine-month period end September 30, 2022.
Year-to-date 2022 vs. Year-to-date 2021 operating profit margin comparisons were favorably impacted by:
•Third quarter 2021 impact of the modification and partial termination of a prior commercial arrangement and resolution of the associated litigation - 255 basis points
•Higher 2022 core sales and the impact of product mix, net of incremental year-over-year costs associated with various new product development, sales and marketing growth initiatives, material, transportation and labor costs and restructuring and continuing productivity improvement initiatives in the first nine months of 2022- 35 basis points
•First nine months of 2021 acquisition-related fair value adjustments to inventory and deferred revenue related to the acquisition of Cytiva - 25 basis points
•First nine months of 2021 acquisition-related fair value adjustments to inventory and transaction costs deemed significant related to the acquisition of Aldevron - 20 basis points
Year-to-date 2022 vs. Year-to-date 2021 operating profit margin comparisons were unfavorably impacted by:
•Incremental dilutive effect in 2022 of acquired businesses, net of product line dispositions which did not qualify as discontinued operations - 40 basis points
•First nine months of 2022 impairment of accounts receivable and inventory as well as accruals for contractual obligations in Russia - 15 basis points
Business Segments
Sales by business segment for each of the periods indicated were as follows ($ in millions):

	Three-Month Period Ended		Nine-Month Period Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Life Sciences	$3,776	$3,632	$11,625	$10,912
Diagnostics	2,679	2,449	7,884	6,963
Environmental & Applied Solutions	1,208	1,148	3,593	3,430
Total	$7,663	$7,229	$23,102	$21,305
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

Life Sciences Selected Financial Data

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Sales	$3,776	$3,632	$11,625	$10,912
Operating profit	1,045	975	3,337	3,270
Depreciation	69	71	211	187
Amortization of intangible assets	300	298	931	855
Operating profit as a % of sales	27.7%	26.8%	28.7%	30.0%
Depreciation as a % of sales	1.8%	2.0%	1.8%	1.7%
Amortization as a % of sales	7.9%	8.2%	8.0%	7.8%
Core Sales Growth

	% Change Three-Month Period Ended September 30, 2022 vs. Comparable 2021 Period	% Change Nine-Month Period Ended September 30, 2022 vs. Comparable 2021 Period
Total sales growth (GAAP)	4.0%	6.5%
Impact of:
Acquisitions/divestitures	(2.5)%	(3.5)%
Currency exchange rates	6.5%	4.5%
Core sales growth (non-GAAP)	8.0%	7.5%
Price increases in the segment contributed 5.5% and 4.0% to sales growth on a year-over-year basis during the three and nine-month periods ended September 30, 2022, respectively, and are reflected as a component of core sales growth.
Total segment sales increased 4.0% and 6.5% during the three and nine-month periods, respectively, led by increased core sales resulting from the factors discussed below as well as the impact of the acquisition of Aldevron L.L.C. (for a description of the Aldevron Acquisition, refer to Note 2 in the Company’s 2021 Annual Report), partially offset by the impact of changes in currency exchange rates. Core sales in the bioprocess business increased during the three and nine-month periods with continued strong underlying demand for non-COVID-19 related instruments and consumables offsetting a decline in sales of instruments and consumables used in the research and development of COVID-19-related treatments and vaccines and the completion of a major project in the first nine months of 2021. Geographically, core sales in the business in the three and nine-month periods were led by North America and Western Europe. Core sales for filtration, separation and purification technologies increased in the three and nine-month periods of 2022 versus the comparable periods in 2021, led by North America, Western Europe and high-growth markets in both periods. Demand for these products in both periods was led by the biopharmaceuticals, microelectronics and aerospace end-markets. Demand for the Company’s flow cytometry, genomics, lab automation, centrifugation, particle counting and characterization business was flat in the three-month period and decreased in the nine-month period, primarily as a result of declines in Western Europe due to lower demand for genomic sample preparation consumables used in COVID-19 testing, partially offset by core sales growth in all other major product lines. Core sales in the mass spectrometry business increased during both the three and nine-month periods across most major end-markets and geographies driven in part by demand from recent product launches.
Operating Profit Performance
Operating profit margins increased 90 basis points during the three-month period ended September 30, 2022 as compared to the comparable period of 2021.
Third quarter 2022 vs. third quarter 2021 operating profit margin comparisons were favorably impacted by:
•Third quarter 2021 acquisition-related fair value adjustments to inventory and transaction costs deemed significant related to the acquisition of Aldevron - 125 basis points
•Higher third quarter 2022 core sales and the impact of product mix, net of incremental year-over-year costs associated with material, transportation and labor, restructuring and continuing productivity improvement initiatives and sales, sales and marketing growth initiatives - 30 basis points

Third quarter 2022 vs. third quarter 2021 operating profit margin comparisons were unfavorably impacted by:
•The incremental dilutive effect in 2022 of acquired businesses - 65 basis points
Operating profit margins decreased 130 basis points during the nine-month period ended September 30, 2022 as compared to the comparable period of 2021.
Year-to-date 2022 vs. Year-to-date 2021 operating profit margin comparisons were favorably impacted by:
•First nine months of 2021 acquisition-related fair value adjustments to inventory and deferred revenue related to the acquisition of Cytiva - 40 basis points
•First nine months of 2021 acquisition-related fair value adjustments to inventory and transaction costs deemed significant related to the acquisition of Aldevron - 40 basis points
Year-to-date 2022 vs. Year-to-date 2021 operating profit margin comparisons were unfavorably impacted by:
•The incremental dilutive effect of 2022 of acquired businesses - 110 basis points
•The incremental year-over-year costs associated with various new product development, sales, service and marketing growth investments, incremental year-over-year material, transportation and labor costs, the impact of product mix and incremental year-over year costs associated with restructuring and continuing productivity improvement initiatives in the first nine months of 2022, net of the impact of higher 2022 core sales - 65 basis points
•First nine months of 2022 impairment of accounts receivable and inventory as well as accruals for contractual obligations in Russia - 35 basis points
DIAGNOSTICS
The Diagnostics segment offers clinical instruments, reagents, consumables, software and services that hospitals, physicians’ offices, reference laboratories and other critical care settings use to diagnose disease and make treatment decisions.
Diagnostics Selected Financial Data

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Sales	$2,679	$2,449	$7,884	$6,963
Operating profit	761	145	2,447	1,420
Depreciation	98	105	290	300
Amortization of intangible assets	50	52	151	154
Operating profit as a % of sales	28.4%	5.9%	31.0%	20.4%
Depreciation as a % of sales	3.7%	4.3%	3.7%	4.3%
Amortization as a % of sales	1.9%	2.1%	1.9%	2.2%
Core Sales Growth

	% Change Three-Month Period Ended September 30, 2022 vs. Comparable 2021 Period	% Change Nine-Month Period Ended September 30, 2022 vs. Comparable 2021 Period
Total sales growth (GAAP)	9.5%	13.0%
Impact of:
Acquisitions/divestitures	(0.5)%	(1.0)%
Currency exchange rates	4.5%	4.0%
Core sales growth (non-GAAP)	13.5%	16.0%
Price increases in the segment contributed 1.0% to sales growth on a year-over-year basis during both the three and nine-month periods ended September 30, 2022 and are reflected as a component of core sales growth.
Total segment sales increased 9.5% and 13.0% during the three and nine-month periods, respectively, primarily as a result of increased core sales resulting from the factors discussed below, particularly higher year-over-year core sales of molecular diagnostics tests for COVID-19 which contributed significantly to overall segment core sales growth, partially offset by the impact of changes in currency exchange rates. During the three and nine-month periods, core sales in the molecular diagnostics business increased on a year-over-year basis led by North America and Western Europe as the business experienced strong growth in sales of consumables. The increase was driven primarily by increased sales of diagnostic test solutions for COVID-19 as well as higher year-over-year demand for non-respiratory disease tests. Additional production capacity added in 2021 allowed the business to produce more diagnostic tests and meet continued strong demand by private and government customers. Core sales in the segment’s clinical lab business grew on a year-over-year basis in the three and nine-month periods ended September 30, 2022. Core sales in the three-month period were driven by the high-growth markets (excluding China), partially offset by China. Core sales in the nine-month period were driven by North America and the high-growth markets, partially offset by China. The chemistry and immunoassay product lines drove core sales growth in both periods. Core sales in the acute care diagnostic business increased year-over-year in the three and nine-month periods primarily due to increased demand for its blood gas product line. Geographically, demand was driven by North America, Western Europe and China in both the three and nine-month periods. Core sales in the pathology business grew year-over-year driven by core histology and advanced staining instruments and consumables in both the three and nine-month periods ended September 30, 2022 across all major geographies.
Operating Profit Performance
Operating profit margins increased 2,250 basis points during the three-month period ended September 30, 2022 as compared to the comparable period of 2021.
Third quarter 2022 vs. third quarter 2021 operating profit margin comparisons were favorably impacted by:
•Third quarter 2021 impact of the modification and partial termination of a prior commercial arrangement and resolution of the associated litigation - 2,235 basis points
•Higher third quarter 2022 core sales, the impact of product mix and lower incremental year-over-year costs associated with various new product development initiatives, net of incremental year-over-year costs associated with material, transportation and labor, restructuring and continuing productivity improvement initiatives and sales and marketing growth initiatives - 60 basis points
Third quarter 2022 vs. third quarter 2021 operating profit margin comparisons were unfavorably impacted by:
•The incremental dilutive effect in third quarter 2022 of acquired businesses - 45 basis points
Operating profit margins increased 1,060 basis points during the nine-month period ended September 30, 2022 as compared to the comparable period of 2021.
Year-to-date 2022 vs. Year-to-date 2021 operating profit margin comparisons were favorably impacted by:
•Third quarter 2021 impact of the modification and partial termination of a prior commercial arrangement and resolution of the associated litigation - 785 basis points
•Higher 2022 core sales and the impact of product mix, net of incremental year-over-year costs associated with material, transportation and labor, restructuring and continuing productivity improvement initiatives, sales and marketing growth initiatives and various new product development initiatives in the first nine months of 2022 - 255 basis points
•First quarter 2021 impairment charge related to a trade name - 15 basis points
•The incremental accretive effect in 2022 of acquired businesses - 10 basis points
Year-to-date 2022 vs. Year-to-date 2021 operating profit margin comparisons were unfavorably impacted by:
•2022 impairments of accounts receivable as well as accruals for contractual obligations in Russia - 5 basis points

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
Environmental & Applied Solutions Selected Financial Data

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Sales	$1,208	$1,148	$3,593	$3,430
Operating profit	286	256	829	821
Depreciation	10	11	31	33
Amortization of intangible assets	11	15	38	47
Operating profit as a % of sales	23.7%	22.3%	23.1%	23.9%
Depreciation as a % of sales	0.8%	1.0%	0.9%	1.0%
Amortization as a % of sales	0.9%	1.3%	1.1%	1.4%
Core Sales Growth

	% Change Three-Month Period Ended September 30, 2022 vs. Comparable 2021 Period	% Change Nine-Month Period Ended September 30, 2022 vs. Comparable 2021 Period
Total sales growth (GAAP)	5.0%	5.0%
Impact of:
Acquisitions/divestitures	—%	0.5%
Currency exchange rates	5.5%	3.5%
Core sales growth (non-GAAP)	10.5%	9.0%
Price increases in the segment contributed 9.0% and 7.5% to sales growth on a year-over-year basis during the three and nine-month periods ended September 30, 2022, respectively, and are reflected as a component of core sales growth.
Total segment sales increased 5.0% during both the three and nine-month periods primarily as a result of core sales growth driven by the factors discussed below, partially offset by the impact of changes in currency exchange rates.
Core sales in the segment’s water quality businesses increased at a mid-teens and low-double digit rate during the three and nine-month periods ended September 30, 2022, respectively, compared to the comparable periods of 2021. Year-over-year core sales in the analytical instrumentation product line increased in both the three and nine-month periods driven by increased core sales in the municipal and industrial end-markets. Geographically, core sales increased across most major geographies. Core sales in the business’ chemical treatment solutions product line increased during both the three and nine-month periods as a result of increased core sales across most major end-markets. Geographically, the increase in core sales of chemical treatment solutions was driven by North America and Latin America in both the three and nine-month periods.
Core sales in the segment’s product identification businesses grew at a low-single and mid-single digit rate during the three and nine-month periods ended September 30, 2022, respectively, compared to the comparable periods of 2021. Core sales in the marking and coding business increased during both the three and nine-month periods led by the food and beverage end-market in the three-month period and across all major end-markets in the nine-month period. Geographically, the increase in core sales for the marking and coding business in both the three and nine-month periods was led by North America, Western Europe and Latin America. For the packaging and color solutions products and services, core sales increased in both the three and nine-month periods, geographically led by North America and the high-growth markets.
In September 2022, the Company announced its intention to separate its Environmental & Applied Solutions business into a publicly traded company. The Environmental & Applied Solutions business had sales for the year ended December 31, 2021 of approximately $4.7 billion. The transaction is expected to be tax-free to the Company’s shareholders. The Company is targeting to complete the separation of the Environmental & Applied Solutions business in the fourth quarter of 2023, subject to the satisfaction of certain conditions, including obtaining final approval from the Danaher Board of Directors, satisfactory completion of financing, receipt of tax opinions, receipt of favorable rulings from the IRS and receipt of other regulatory approvals. Until the completion of the separation, the Environmental & Applied Solutions business will be reported as continuing operations.

Operating Profit Performance
Operating profit margins increased 140 basis points during the three-month period ended September 30, 2022 as compared to the comparable period of 2021.
Third quarter 2022 vs. third quarter 2021 operating profit margin comparisons were favorably impacted by:
•Higher third quarter 2022 core sales, incrementally lower year-over-year costs associated with various new product development initiatives and sales, service and marketing growth investments, net of incremental year-over-year costs associated with material, transportation and labor and restructuring and continuing productivity improvement initiatives - 135 basis points
•The incremental net accretive effect in 2022 of acquired businesses - 5 basis points
Operating profit margins decreased 80 basis points during the nine-month period ended September 30, 2022 as compared to the comparable period of 2021.
Year-to-date 2022 vs. Year-to-date 2021 operating profit margin comparisons were favorably impacted by:
•The incremental net accretive effect in 2022 of acquired businesses and product line dispositions which did not qualify as discontinued operations - 25 basis points
Year-to-date 2022 vs. Year-to-date 2021 operating profit margin comparisons were unfavorably impacted by:
•Incremental year-over-year costs associated with various new sales, service and marketing growth investments, material, transportation and labor, the impact of product mix and incremental year-over year costs associated with restructuring and continuing productivity improvement initiatives in the first nine months of 2022, net of higher 2022 core sales - 80 basis points
•Second quarter 2022 impairment charge related to technology and customer relationships - 25 basis points

COST OF SALES AND GROSS PROFIT

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Sales	$7,663	$7,229	$23,102	$21,305
Cost of sales	(3,079)	(2,870)	(9,092)	(8,296)
Gross profit	$4,584	$4,359	$14,010	$13,009
Gross profit margin	59.8%	60.3%	60.6%	61.1%
The year-over-year increase in cost of sales during both the three and nine-month periods ended September 30, 2022 as compared to the comparable periods in 2021, was due primarily to the impact of higher year-over-year sales volumes, including sales from recently acquired businesses, and incremental year-over-year costs associated with material, transportation, labor and restructuring and continuing productivity improvement initiatives. Additionally, cost of sales for the first nine months of 2022 included an inventory charge related to reduction of business activities in Russia. These cost increases were partially offset by the impact of acquisition-related charges associated with fair value adjustments to inventory in connection with the acquisitions of Aldevron and Cytiva which increased cost of sales by $17 million and $46 million in the three and nine-month periods ended October 1, 2021, respectively.
Year-over-year gross profit margins decreased during both the three and nine-month periods ended September 30, 2022 as compared to the comparable periods in 2021. The gross profit margins in both periods were negatively impacted by incremental year-over-year costs associated with material, transportation, labor and restructuring and continuing productivity improvement initiatives. In addition, the gross profit margin for the first nine months of 2022 was negatively impacted by an inventory charge related to reduction of business activities in Russia. Gross profit margins in both periods were favorably impacted by increased core sales and product mix as well as the impact of acquisition-related charges in the first nine months of 2021. The acquisition-related charges included fair value adjustments to inventory in connection with the acquisition of Aldevron during the third quarter of 2021 and inventory and deferred revenue recorded in connection with the acquisition of Cytiva during the first quarter of 2021, totaling $17 million and $63 million in the three and nine-month periods, respectively.

OPERATING EXPENSES

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Sales	$7,663	$7,229	$23,102	$21,305
Selling, general and administrative (“SG&A”) expenses	2,149	2,062	6,326	5,904
Research and development (“R&D”) expenses	420	441	1,292	1,247
Other operating expenses	—	547	—	547
SG&A as a % of sales	28.0%	28.5%	27.4%	27.7%
R&D as a % of sales	5.5%	6.1%	5.6%	5.9%
Other operating expenses as a % of sales	—%	7.6%	—%	2.6%
SG&A expenses as a percentage of sales declined slightly for both the three and nine-month periods ended September 30, 2022 as compared to the comparable periods in 2021, driven in both periods by the benefit of increased leverage of the Company’s general and administrative cost base, including amortization expense, resulting from higher 2022 sales, including sales volumes from recently acquired businesses, as well as the benefit from 2021 transaction costs for the acquisition of Aldevron incurred in the third quarter of 2021. These declines were partially offset in both the three and nine-month periods by continued investments in sales and marketing growth initiatives, increased labor costs, and incremental restructuring and continuing productivity improvement costs, as well as higher amortization expense for the nine-month period. Additionally, the declines were partially offset in the nine-month period by an impairment charge related to technology and customer relationships incurred in the second quarter of 2022, net of the impact of an impairment charge related to a trade name which was incurred in the first quarter of 2021 and a charge related to impairments of certain accounts receivable and accrual of contractual obligations incurred in Russia during the first quarter of 2022.
R&D expenses (consisting principally of internal and contract engineering personnel costs) as a percentage of sales declined during both the three and nine-month periods ended September 30, 2022 as compared to the comparable periods of 2021, primarily due to year-over-year sales growth in both periods.
Other operating expenses and other operating expenses as a percentage of sales decreased during both the three and nine-month periods ended September 30, 2022 as compared to the comparable periods of 2021 as a result of the 2021 contract settlement expense related to the modification and partial termination of a commercial arrangement and resolution of the associated litigation during the third quarter of 2021. Refer to Note 8 to the accompanying Consolidated Condensed Financial Statements.

OTHER INCOME (EXPENSE), NET
For a description of the Company’s other income (expense), net during the three and nine-month periods ended September 30, 2022 and October 1, 2021, refer to Note 9 to the accompanying Consolidated Condensed Financial Statements.

INTEREST COSTS AND FINANCING
For a discussion of the Company’s outstanding indebtedness, refer to Note 12 to the accompanying Consolidated Condensed Financial Statements.
In June 2022, the Company repatriated approximately $2.5 billion of non-U.S. cash and used a portion of the funds for the repayment of the Company’s outstanding U.S. commercial paper and the Floating Rate 2022 Euronotes. The remaining funds were deposited into short-term bank deposits and interest-bearing investment-grade securities.
Interest expense of $42 million and $147 million for the three and nine-month periods ended September 30, 2022, respectively, was $20 million lower and $35 million lower than the comparable periods of 2021, due primarily to lower average debt balances in the three and nine-month periods in 2022 versus the comparable periods of 2021 and the impact of the stronger U.S. dollar in 2022 on the interest expense for the Company’s foreign currency denominated debt (and U.S. dollar debt that has been converted into a foreign currency through cross-currency swap derivative contracts). For a discussion of the Company’s cross-currency swap derivative contracts, refer to Note 13 to the accompanying Consolidated Condensed Financial Statements.
Interest income of $9 million and $12 million for the three and nine-month periods ended September 30, 2022, respectively, was $6 million higher and $2 million higher than the comparable periods of 2021, due primarily to higher interest rates in 2022 compared to 2021 during both periods.

INCOME TAXES
The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended		Nine-Month Period Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Effective tax rate	18.6%	16.5%	18.4%	17.3%
The Company operates globally, including in certain jurisdictions with lower tax rates than the U.S. federal statutory rate. Therefore, the impact of operating in such jurisdictions contributes to a lower effective tax rate compared to the U.S. federal statutory tax rate.
The effective tax rate for the three-month period ended September 30, 2022 differs from the U.S. federal statutory rate of 21.0% principally due the geographic mix of earnings described above and net discrete benefits of $3 million related primarily to excess tax benefits from stock-based compensation, partially offset by changes in estimates associated with prior period uncertain tax positions. The net discrete benefits reduced the effective tax rate by 0.2% for the three-month period ended September 30, 2022.
The effective tax rate for the nine-month period ended September 30, 2022 differs from the U.S. federal statutory rate of 21.0% principally due to the geographic mix of earnings described above and net discrete benefits of $52 million related primarily to excess tax benefits from stock-based compensation and changes in estimates associated with prior period uncertain tax positions. The net discrete benefits reduced the effective tax rate by 0.9% for the nine-month period ended September 30, 2022.
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
The Company expects its effective tax rate for the remainder of 2022 to be approximately 19.3%. The Company’s effective tax rate could vary as a result of many factors, including but not limited to the following:
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

DISCONTINUED OPERATIONS
On July 2, 2016, the Company completed the separation of its former Test & Measurement segment, Industrial Technologies segment (excluding the product identification businesses) and retail/commercial petroleum business by distributing to Danaher stockholders on a pro rata basis all of the issued and outstanding common stock of Fortive, the entity the Company incorporated to hold such businesses. For the nine-month period ended October 1, 2021, the Company recorded an income tax benefit of $86 million related to the release of previously provided reserves associated with uncertain tax positions on certain of the Company’s tax returns which were jointly filed with Fortive entities. These reserves were released due to the expiration of statutes of limitations for those returns. This income tax benefit is included in earnings from discontinued operations, net of income taxes in the accompanying Consolidated Condensed Statements of Earnings.

COMPREHENSIVE INCOME
In 2022, comprehensive income decreased $309 million for the three-month period ended September 30, 2022 and decreased approximately $1.8 billion for the nine-month period ended September 30, 2022 as compared to the comparable periods of 2021, primarily driven by increased losses from foreign currency translation adjustments and higher losses from cash flow hedge adjustments, partially offset by higher net earnings. The Company recorded foreign currency translation losses of approximately $1.0 billion and $2.8 billion for the three and nine-month periods ended September 30, 2022, respectively, as compared to losses of $396 million and $910 million for the three and nine-month periods ended October 1, 2021, respectively. The Company recorded losses of $77 million and $31 million from cash flow hedge adjustments related to the Company’s cross-currency swap derivative contracts for the three and nine-month periods ended September 30, 2022, respectively, as compared to a loss of $2 million and a gain of $184 million for the comparable periods of 2021.

LIQUIDITY AND CAPITAL RESOURCES
Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company continues to generate substantial cash from operating activities and believes that its operating cash flow, cash on hand and other sources of liquidity will be sufficient to allow it to continue investing in existing businesses (including capital expenditures), consummating strategic acquisitions and investments, paying interest and servicing debt, paying dividends, funding restructuring activities, repurchasing common stock and managing its capital structure on a short-term and long-term basis.
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

Overview of Cash Flows and Liquidity
Following is an overview of the Company’s cash flows and liquidity ($ in millions):

	Nine-Month Period Ended
($ in millions)	September 30, 2022	October 1, 2021
Total operating cash provided by continuing operations	$5,978	$6,025

Cash paid for acquisitions	$(304)	$(10,628)
Payments for additions to property, plant and equipment	(823)	(874)
Proceeds from sales of property, plant and equipment	9	13
Payments for purchases of investments	(354)	(784)
Proceeds from sales of investments	18	104
Proceeds from sale of product lines	—	26
All other investing activities	36	35
Total cash used in investing activities for continuing operations	$(1,418)	$(12,108)

Proceeds from the issuance of common stock in connection with stock-based compensation, net	$15	$63
Payment of dividends	(615)	(551)
Net (repayments of) proceeds from borrowings (maturities of 90 days or less)	(719)	3,496
Net repayments of borrowings (maturities longer than 90 days)	(265)	(279)
All other financing activities	(80)	(12)
Total cash (used in) provided by financing activities for continuing operations	$(1,664)	$2,717
•Operating cash flows from continuing operations decreased $47 million, or 1%, during the nine-month period ended September 30, 2022 as compared to the comparable period of 2021, as higher net earnings from continuing operations (after excluding in both periods charges for depreciation, amortization (including intangible assets and inventory step-up), stock compensation, gain on sale of product lines and unrealized investment gains/losses in both periods and the contract settlement expense in 2021) were more than offset by higher cash used in aggregate for accounts receivables, inventories, trade accounts payable and accrued and prepaid expenses in 2022 compared to the prior year.
•Net cash used in investing activities for continuing operations consisted primarily of investments and capital expenditures and decreased year-over-year primarily as a result of lower cash paid for acquisitions and investments in the 2022 period compared to 2021. Refer to Note 2 to the accompanying Consolidated Condensed Financial Statements for information on the Company’s acquisitions.
•As of September 30, 2022, the Company held approximately $5.2 billion of cash and cash equivalents.
Operating Activities
Cash flows from operating activities provided by continuing operations can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, restructuring activities and productivity improvement initiatives, pension funding and other items impact reported cash flows.
Operating cash flows from continuing operations were approximately $6.0 billion for the first nine months of 2022, a decrease of $47 million, or 1%, as compared to the comparable period of 2021. The year-over-year change in operating cash flows from 2021 to 2022 was primarily attributable to the following factors:
•2022 operating cash flows reflected an increase of $418 million in net earnings from continuing operations for the first nine months of 2022 as compared to the comparable period in 2021.
•Net earnings for the first nine months of 2022 also reflected an increase of $128 million of depreciation, intangible asset amortization, stock compensation expense and unrealized investment gains/losses and the gain on sale of product lines as compared to the comparable period of 2021, net of a decrease in amortization of an acquisition-related inventory step-up and contract settlement expense in 2022 compared to 2021. Amortization expense primarily relates to the amortization of intangible assets and inventory fair value adjustments. Depreciation expense relates to both the Company’s manufacturing and operating facilities as well as instrumentation leased to customers under operating-type lease arrangements. Contract settlement expense represents the pretax charge related to the modification and partial termination of the prior commercial arrangement and resolution of the associated litigation. Refer to Note 8 to the accompanying Consolidated Condensed Financial Statements for additional information on the contract settlement expense. Depreciation, amortization and stock compensation are noncash expenses that decrease earnings without a corresponding impact to operating cash flows. Cash flows from the gain on sale of product lines are reflected in cash flows from investing activities while unrealized investment gains/losses impact net earnings without immediately impacting cash flows as the cash flow impact from investments occurs when the invested capital is returned to the Company.
•The aggregate of trade accounts receivable, inventories and trade accounts payable used approximately $1.0 billion in operating cash flows during the first nine months of 2022, compared to $490 million of operating cash flows used in the comparable period of 2021. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories and trade accounts payable depends upon how effectively the Company manages the cash conversion cycle, which effectively represents the number of days that elapse from the day it pays for the purchase of raw materials and components to the collection of cash from its customers and can be significantly impacted by the timing of collections and payments in a period, as well as actions to increase inventory to mitigate supply chain disruptions.
•The aggregate of prepaid expenses and other assets, deferred income taxes and accrued expenses and other liabilities used $69 million of operating cash flows during the first nine months of 2022, compared to $29 million of operating cash flows used in the comparable period of 2021. The timing of cash payments for various employee-related liabilities, customer funding and changes in accrued expenses drove the majority of this change.
Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures, including instruments leased to customers, cash used for investments and cash proceeds from divestitures of businesses or assets.
Net cash used in investing activities decreased approximately $10.7 billion in the nine-month period ended September 30, 2022 compared to the comparable period of 2021, primarily as a result of cash used for the Company’s acquisitions in the first nine months of 2021 exceeding the cash used for acquisitions in the first nine months of 2022. For a discussion of the Company’s acquisitions during the first nine months of 2022 refer to “—Overview”. In addition, in the first nine months of 2022 and 2021, the Company invested $354 million and $784 million, respectively, in non-marketable equity securities and partnerships.
Capital expenditures are made primarily for increasing manufacturing capacity, replacing equipment, supporting new product development, improving information technology systems and the manufacture of instruments that are used in OTL arrangements that certain of the Company’s businesses enter into with customers. Capital expenditures decreased $51 million on a year-over-year basis for the nine-month period ended September 30, 2022 compared to the comparable period in 2021, due to higher 2021 expenditures related to diagnostic testing capacity and declines in expenditures for instruments used in operating-type lease arrangements, partially offset by incremental capital expenditures at Cytiva and Aldevron. For the full year 2022, the Company forecasts capital spending to be approximately $1.5 billion, driven primarily by continued expenditures to support customer demand.
Financing Activities and Indebtedness
Cash flows relating to financing activities typically consist primarily of cash flows associated with the issuance and repayments of commercial paper, issuance and repayment of long-term debt, borrowings under committed credit facilities, issuance and repurchases of common stock, issuance of preferred stock and payments of cash dividends to shareholders. Financing activities used cash of approximately $1.7 billion during the nine-month period ended September 30, 2022 compared to approximately $2.7 billion of cash provided in the comparable period of 2021. The year-over-year increase in cash used by financing activities was due primarily to repayment of borrowings in 2022.
For a description of the Company’s outstanding debt as of September 30, 2022 and the Company’s commercial paper programs and credit facility, refer to Note 12 to the accompanying Consolidated Condensed Financial Statements. As of September 30, 2022, the Company was in compliance with all of its respective debt covenants.
All outstanding shares of the Company’s 4.75% MCPS Series A converted to common shares on April 15, 2022 at a rate of 6.6632 common shares per share of preferred stock. For a description of the conversion, refer to Note 16 in the accompanying Consolidated Condensed Financial Statements.

Stock Repurchase Program
For information regarding the Company’s stock repurchase program, refer to Part II—Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”.

Dividends
Aggregate cash payments for dividends on Company common stock during the nine-month period ended September 30, 2022 were $511 million and aggregate cash payments for dividends on the Company’s MCPS during the nine-month period ended September 30, 2022 were $104 million. The increase in dividend payments for common stock over the comparable period of 2021 primarily relates to the increase in the quarterly dividend rate for common stock beginning with respect to the dividend paid in the second quarter of 2021. The decrease in MCPS dividend payments compared to the comparable period of 2021 primarily relates to the conversion of all outstanding shares of the Company’s 4.75% MCPS Series A to common shares on April 15, 2022. The final quarterly cash dividend of $11.875 per share for 4.75% MCPS Series A shares was paid on April 15, 2022.
In the third quarter of 2022, the Company declared a regular quarterly dividend of $0.25 per share of Company common stock payable on October 28, 2022 to holders of record as of September 30, 2022. In addition, the Company declared a quarterly cash dividend of $12.50 per MCPS Series B that was paid on October 15, 2022 to holders of record as of September 30, 2022.

Cash and Cash Requirements
As of September 30, 2022, the Company held approximately $5.2 billion of cash and cash equivalents that were held on deposit with financial institutions or invested in highly liquid investment-grade debt instruments with a maturity of 90 days or less. Of the cash and cash equivalents, approximately $2.9 billion was held within the United States and approximately $2.3 billion was held outside of the United States. The Company will continue to have cash requirements to support general corporate purposes, which may include working capital needs, capital expenditures, acquisitions and investments, paying interest and servicing debt, paying taxes and any related interest or penalties, funding its restructuring activities and pension plans as required, paying dividends to shareholders, repurchasing shares of the Company’s common stock and supporting other business needs.
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
While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company’s foreign cash could be repatriated to the United States. Following enactment of the Tax Cuts and Jobs Act and the associated Transition Tax, in general, repatriation of cash to the United States can be completed with no incremental U.S. tax; however, repatriation of cash could subject the Company to non-U.S. taxes on distributions. The cash that the Company’s non-U.S. subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. The income taxes, if any, applicable to such earnings including basis differences in our foreign subsidiaries are not readily determinable. As of September 30, 2022, management believes that it has sufficient sources of liquidity to satisfy its cash needs, including its cash needs in the United States. For information on the second quarter repatriation of cash held outside the United States, refer to “-Interest Costs and Financing.”
During 2022, the Company’s cash contribution requirements for its U.S. and non-U.S. defined benefit pension plans are forecasted to be approximately $10 million and $41 million, respectively. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.

CRITICAL ACCOUNTING ESTIMATES
There have been no material changes to the Company’s critical accounting estimates as described in the 2021 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Instruments and Risk Management,” in the Company’s 2021 Annual Report. There were no material changes during the quarter ended September 30, 2022 to this information as reported in the Company’s 2021 Annual Report.

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

ITEM 1A. RISK FACTORS
The Company is supplementing the risk factors previously disclosed in the Company's 2021 Annual Report with the following risk factors. Additional information regarding risk factors can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Information Related to Forward-Looking Statements,” in Part I—Item 2 of this Form 10-Q and in Part I—Item 1A of the Company’s 2021 Annual Report.
We intend to separate our Environmental & Applied Solutions segment to create a publicly-traded company in the fourth quarter of 2023. The proposed transaction may not be completed on the currently contemplated timeline or at all and may not achieve the intended benefits.
We have announced our intention to separate Danaher’s Environmental & Applied Solutions segment to create a publicly-traded company in the fourth quarter of 2023, subject to the satisfaction of customary conditions, including obtaining final approval from the Danaher Board of Directors, satisfactory completion of financing, receipt of tax opinions, favorable rulings from the Internal Revenue Service and other regulatory approvals. We cannot assure you that we will be able to satisfy the necessary conditions or that we will successfully complete the anticipated separation in our preferred structure, on the anticipated timeline or at all. Unanticipated developments, including possible delays in obtaining various tax rulings or regulatory approvals, uncertainty or declines in the financial markets or other adverse market conditions, changes in the Company’s cash requirements, challenges in establishing the new company’s organizational structure, infrastructure or processes, or adverse business performance could delay or prevent the proposed separation or cause the proposed separation to occur on terms or conditions that are less favorable and/or different than expected. Expenses incurred to accomplish the proposed separation may be significantly higher than what we currently anticipate. Executing the proposed separation also requires significant time and attention from management, which could distract them from other tasks in operating our business. Even if the transaction is completed, we may not realize some or all of the anticipated benefits from the separation and we cannot assure you that the separation will yield greater benefits to Danaher and its shareholders than if such transaction had not occurred. Following the proposed separation, the combined value of the common stock of the two publicly-traded companies may not be equal to or greater than what the value of our common stock would have been had the separation not occurred.
The military conflict between Russia and Ukraine has adversely affected and may further adversely affect our business and financial statements.
The military conflict between Russia and Ukraine has adversely affected and may further adversely affect our business and financial statements. For the year ended December 31, 2021, approximately 1% of the Company’s sales were derived from customers based in Russia, and Ukraine accounted for a de minimis percentage of the Company’s sales. In light of the situation in Ukraine, in addition to suspending sales prohibited by sanctions, the Company has suspended the shipment of products to Russia with the exception of products for the purposes of diagnosing and treating patients and producing vaccines and therapeutics. We incurred a pretax charge of $43 million in the first nine months of 2022 as a result of Russia-related asset impairments, accruals for contractual obligations and similar items and we may incur additional charges in the future. The conflict in Ukraine may escalate and/or expand in scope and the broader consequences of this conflict, which have included and/or may in the future include sanctions, embargoes, regional instability, geopolitical shifts and adverse impacts on energy supplies and prices; potential retaliatory action by the Russian government against companies, including us, such as nationalization of foreign businesses in Russia; and increased tensions between the United States and countries in which we operate cannot be predicted, nor can we predict the conflict’s future impact on the global economy and on our business and financial statements.
The Russia and Ukraine conflict also heightens many other risks disclosed in our Annual Report, any of which can adversely affect our business and financial statements. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including increased inflation, constraints on the availability of commodities, supply chain disruption and decreased business spending; disruptions to our or our business partners’ global technology infrastructure, including through cyber-attack or cyber-intrusion; adverse changes in international trade policies and relations; claims, litigation and regulatory enforcement; our ability to implement and execute our business strategy; terrorist activities; our exposure to foreign currency fluctuations; reputational risk; and constraints, volatility, or disruption in the capital markets.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On July 16, 2013, the Company’s Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Repurchase Program, and the timing and amount of any future shares repurchased under the program will be determined by members of the Company’s management based on its evaluation of market conditions and other factors. The Repurchase Program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plans) and for other corporate purposes.
The following table presents a summary of share repurchases made during the quarter ended September 30, 2022 (all such share repurchases were made under the Repurchase Program):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2, 2022 - August 1, 2022 (a)	3,906	$273.84	19,996,094
August 2, 2022 - September 1, 2022	—	—	19,996,094
September 2, 2022 - September 30, 2022	—	—	19,996,094
Total	3,906	$273.84	19,996,094
(a) Following market close on July 22, 2022, a member of Danaher’s Board of Directors exercised a stock option grant and sold the resulting shares (net of shares withheld to account for the exercise price) to Danaher at a per-share sale price equal to the closing price of Danaher’s common stock on such date. The sale of such shares to Danaher obviated any filing requirement by the reporting person under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.
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
In the normal course of business, as permitted and authorized by the OFAC General License (but subject to the Company’s suspension of sales prohibited by sanctions and suspension of certain other product shipments to Russia as a result of the conflict with Ukraine, as described above), certain of the Company’s subsidiaries from time to time file notifications with, or apply for import licenses and permits from, the FSB as required pursuant to Russian encryption product import controls for the purpose of enabling such subsidiaries or their channel partners to import and distribute certain products in the Russian Federation. There are no gross revenues or net profits directly associated with these activities, and neither the Company nor any of its subsidiaries distribute or sell products or provide services to the FSB.

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

DANAHER CORPORATION

Date:	October 19, 2022	By:	/s/ Matthew R. McGrew
Matthew R. McGrew
Executive Vice President and Chief Financial Officer

Date:	October 19, 2022	By:	/s/ Christopher M. Bouda
Christopher M. Bouda
Vice President and Chief Accounting Officer