Form 10-K
period 2022-12-31
DANAHER CORP /DE/
filed 2023-02-22
CIK 313616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐     No  ☒
As of February 3, 2023, the number of shares of Registrant’s common stock outstanding was 728,576,886. The aggregate market value of common stock held by non-affiliates of the Registrant on July 1, 2022 was $167.3 billion, based upon the closing price of the Registrant’s common stock as quoted on the New York Stock Exchange on such date.
 ____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the Registrant’s proxy statement for its 2023 annual meeting of shareholders to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end. With the exception of the sections of the 2023 Proxy Statement specifically incorporated herein by reference, the 2023 Proxy Statement is not deemed to be filed as part of this Form 10-K.

In this Annual Report, the terms “Danaher” or the “Company” refer to Danaher Corporation, Danaher Corporation and its consolidated subsidiaries or the consolidated subsidiaries of Danaher Corporation, as the context requires. Unless otherwise indicated, all financial data in this Annual Report refer to continuing operations only.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this Annual Report, in other documents we file with or furnish to the Securities and Exchange Commission (“SEC”), in our press releases, webcasts, conference calls, materials delivered to shareholders and other communications, are “forward-looking statements” within the meaning of the U.S. federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, pricing, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions and the integration thereof, divestitures, spin-offs, split-offs, initial public offerings, other securities offerings or other distributions, strategic opportunities, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; future regulatory approvals and the timing and conditionality thereof; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; future foreign currency exchange rates and fluctuations in those rates; the potential or anticipated direct or indirect impact of COVID-19 on our business, results of operations and/or financial condition; general economic and capital markets conditions; the anticipated timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that Danaher intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “should,” “could,” “intend,” “will,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the risks and uncertainties set forth below and under “Item 1A. Risk Factors” in this Annual Report.
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
Below is a summary of material risks and uncertainties we face, which are discussed more fully in “Item 1A. Risk Factors”:
Business and Strategic Risks
•The COVID-19 pandemic has adversely impacted and could in the future continue to adversely impact elements of our business and financial statements. Other conditions in the global economy, the particular markets we serve and the financial markets can also adversely affect our business and financial statements.
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
•The health care industry and related industries that we serve are undergoing significant changes in an effort to reduce (and increase the predictability of) costs, which can adversely affect our business and financial statements.
•Non-U.S. economic, political, legal, compliance, social and business factors (such as the military conflict between Russia and Ukraine) can negatively affect our business and financial statements.
•Collaborative partners and other third-parties we rely on for development, supply and/or marketing of certain products, potential products and technologies could fail to perform sufficiently.

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
•We intend to separate our Environmental & Applied Solutions (“EAS”) segment to create a publicly-traded company in the fourth quarter of 2023 (the “EAS Separation”). The proposed transaction may not be completed on the currently contemplated timeline or at all and may not achieve the intended benefits.
•Divestitures or other dispositions (including the anticipated EAS Separation) could negatively impact our business, and contingent liabilities from EAS or from businesses that we or our predecessors have previously disposed could adversely affect our business and financial statements. For example, we could incur significant liability if the EAS Separation or any of the split-off or spin-off transactions we have previously consummated are determined to be a taxable transaction or otherwise pursuant to our indemnification obligations with respect to such transactions.
Operational Risks
•Significant disruptions in, or breaches in security of, our information technology (“IT”) systems or data; data privacy violations; other losses or disruptions to facilities, supply chains, distribution systems or IT systems due to catastrophe; and labor disputes can all adversely affect our business and financial statements.
•Defects and unanticipated use or inadequate disclosure with respect to our products or services, or allegations thereof, can adversely affect our business and financial statements.
•Our financial results are subject to fluctuations in the cost and availability of the supplies we use in, and the labor we need for, our operations. In 2022 we experienced supply chain disruptions including in some cases shortages of supply, cost inflation and shipping delays, labor availability constraints and labor cost increases.
•Climate change, legal or regulatory measures to address climate change and any inability to address stakeholder expectations with respect to climate change, may negatively affect us.
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
•The U.S. government has certain rights with respect to incremental production capacity attributable to, and/or the intellectual property we have developed using, government financing. In addition, in times of national emergency the U.S. government could also control our allocation of manufacturing capacity.
Financial and Tax Risks
•Our outstanding debt has increased significantly as a result of acquisitions, and we may incur additional debt. Such indebtedness may limit our operations and use of cash flow and negatively impact our credit ratings; and failure to comply with our indebtedness-related covenants could adversely affect our business and financial statements.
•Our business and financial statements can be adversely affected by foreign currency exchange rates, changes in our tax rates (including as a result of changes in tax laws) or income tax liabilities/assessments, the outcome of tax audits, financial market risks related to our defined benefit pension plans, health care costs, recognition of impairment charges for our goodwill or other intangible assets, and fluctuations in the cost and availability of commodities.
Legal, Regulatory, Compliance and Reputational Risks
•Significant developments or changes in national laws or policies to protect or promote domestic interests and/or address foreign competition can have an adverse effect on our business and financial statements.
•Our businesses are subject to extensive regulation (including those applicable to the healthcare industry). Failure to comply with those regulations (including by our employees, agents or business partners) or significant developments or changes in U.S. laws or policies can adversely affect our business and financial statements.

•With respect to the regulated medical devices we offer, product introductions or modifications may require regulatory clearance or authorizations and we could be required to recall or cease marketing such products; off-label marketing could result in penalties; and clinical trials may have results that are unexpected or are perceived unfavorably by the market, all of which could adversely affect our business and financial statements.
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
•Our By-law exclusive forum provisions could limit our stockholders’ ability to choose their preferred judicial forum for disputes.

PART I

ITEM 1. BUSINESS
General
Danaher is a global science and technology innovator committed to helping customers solve complex challenges and improving quality of life around the world. Danaher is comprised of more than 20 operating companies with leadership positions in the biotechnology, life sciences, diagnostics, environmental and applied sectors, organized under four segments (Biotechnology; Life Sciences; Diagnostics; and Environmental & Applied Solutions). United by the DANAHER BUSINESS SYSTEM (“DBS”), our businesses are also typically characterized by a high level of products and services that are sold on a recurring basis, primarily through a direct sales model and to a geographically diverse customer base. Our business’ research and development, manufacturing, sales, distribution, service and administrative facilities are located in more than 60 countries.
Danaher strives to create shareholder value primarily through three strategic priorities:
•strengthening our competitive advantage through consistent application of DBS tools;
•enhancing our portfolio in attractive science and technology markets through strategic capital allocation; and
•consistently attracting and retaining exceptional talent.
Danaher measures its progress against these strategic priorities over the long-term based primarily on financial metrics relating to revenue growth, profitability, cash flow and capital returns, as well as certain non-financial metrics. To further the strategic objectives set forth above, the Company also acquires businesses and makes investments that either complement its existing business portfolio or expand its portfolio into new and attractive markets. Given the rapid pace of technological development and the specialized expertise typical of Danaher’s served markets, acquisitions, strategic alliances and investments provide the Company access to important new technologies and domain expertise. Danaher believes there are many acquisition and investment opportunities available within its targeted markets. The extent to which we identify, consummate and effectively integrate appropriate acquisitions and consummate appropriate investments affects our overall growth and operating results. Danaher also continually assesses the strategic fit of its existing businesses and may separate or otherwise dispose businesses based on strategic and other considerations. In particular, we have announced our intention to separate Danaher’s Environmental & Applied Solutions segment to create a publicly-traded company in the fourth quarter of 2023, subject to the satisfaction of customary conditions, including obtaining final approval from the Danaher Board of Directors, satisfactory completion of financing and receipt of tax opinions, favorable rulings from the Internal Revenue Service and other regulatory approvals.
DBS is not only the set of business processes and tools our operating companies use on a daily basis, but is more broadly our culture. As reflected in our logo, DBS features five core values (the “Core Values”):
1.The Best Team Wins
2.Customers Talk, We Listen
3.Kaizen is our Way of Life
4.Innovation Defines our Future
5.We Compete for Shareholders

Underpinned by these five Core Values as well as our Shared Purpose – Helping Realize Life’s Potential, the DBS tools are organized into four pillars that are designed to apply to every aspect of our business: Growth, Lean, Leadership and the DBS Fundamentals.
The idea for Danaher originated in the early 1980s when the Company’s founders, Steven M. and Mitchell P. Rales, envisioned a business that would generate sustainable long-term value for customers, associates and shareholders. Through a series of acquisitions and divestitures, Danaher has evolved over time into the science and technology innovator it is today. While the operating companies that make up Danaher have changed, DBS continues to be the guiding philosophy for the Company.
Sales in 2022 by geographic destination (geographic destination refers to the geographic area where the final sale to the Company’s unaffiliated customer is made) as a percentage of total 2022 sales were: North America, 44% (including 42% in the United States); Western Europe, 22%; other developed markets, 5%; and high-growth markets, 29%. The Company defines North America as the United States and Canada. The Company defines high-growth markets as developing markets of the world experiencing extended periods of accelerated growth in gross domestic product and infrastructure which include Eastern Europe, the Middle East, Africa, Latin America (including Mexico) and Asia (with the exception of Japan, Australia and New Zealand). The Company defines developed markets as all markets of the world that are not high-growth markets.
BIOTECHNOLOGY
The Biotechnology segment includes the bioprocessing and discovery and medical businesses and offers a broad range of tools, consumables and services that are primarily used by customers to advance and accelerate the research, development, manufacture and delivery of biological medicines. The biotherapeutics that the Company’s solutions support range from replacement therapies such as insulin, vaccines, recombinant proteins and other biologic drugs, to novel cell, gene, mRNA and other nucleic acid therapies. Sales in 2022 for this segment by geographic destination (as a percentage of total 2022 sales) were: North America, 35%; Western Europe, 30%; other developed markets, 4%; and high-growth markets, 31%.
Danaher established the Biotechnology segment, which was previously part of the former Life Sciences segment, in 2022. The Biotechnology segment includes the Pall life sciences business, acquired in 2015, and Cytiva, acquired in 2020.
The Biotechnology segment consists of the following businesses:
Bioprocessing—The bioprocessing business is a leading provider of technologies, consumables, services and solutions that advance, accelerate and integrate the development and manufacture of therapeutics. These therapeutics include protein-based and other biological therapies as well as a new emerging class of highly-targeted therapies such as cell and gene therapies, nucleic acid-based therapies, and others requiring viral vectors and lipid nanoparticles in their manufacture. The business offers tools, solutions and services to support biomanufacturers across their workflows from the earliest stages of process development to large scale commercial and turn-key manufacturing. The bioprocessing business’ offering includes cell line and cell culture media development services; cell culture media, process liquids and buffers for manufacturing, chromatography resins, filtration technologies, aseptic fill finish, as well as single-use hardware and consumables and services such as the design and installation of full manufacturing suites. The bioprocessing business’ offering in data connectivity and automation, advanced process training, process development services and equipment services for maintaining continuous performance, all help to ensure customers’ processes are optimized and compliant. Typical users of these products and services include pharmaceutical and biopharmaceutical companies, translational medicine institutions, biotechnology companies and contract manufacturing organizations.
Discovery and Medical—The discovery and medical business is a leading provider of solutions to accelerate biotherapeutic research and discovery through high quality sample preparation, and reliable diagnostic assays in addition to ensuring sterility and safety in medical liquids and gasses. The business provides solutions and technologies for: lab filtration, separation, and purification; lab-scale protein purification and analytical tools to support bio-molecular analysis, identification, and characterization; reagents, membranes and services for diagnostic and assay development; and healthcare filtration solutions for drug delivery and patient care that help minimize patient risk from viral infections in clinical settings. Typical users of these products include professionals in the areas of academic, translational and commercial research, medical diagnostics, clinical care and biopharmaceutical development.
Customers served by the Biotechnology segment select products based on several factors, including product quality and reliability, the product’s capacity to enhance productivity and flexibility, innovation (particularly productivity and sensitivity improvements), product performance and ergonomics, access to an advanced technical expertise, service and support network and the other factors described under “—Competition.” The businesses in Danaher’s Biotechnology segment market their products and services under several key brands including CYTIVA and PALL. Manufacturing facilities are in North America, Europe, and Asia. The business sells to customers through direct sales personnel and independent distributors.
LIFE SCIENCES
The Life Sciences segment offers a broad range of instruments and consumables that are primarily used by customers to study the basic building blocks of life, including DNA and RNA, nucleic acid, proteins, metabolites and cells, in order to understand the causes of disease, identify new therapies, and test and manufacture new drugs, vaccines and gene editing technologies. Additionally, the segment provides products and consumables used to filter and remove contaminants from a variety of liquids and gases in many end-market applications. Sales in 2022 for this segment by geographic destination (as a percentage of total 2022 sales) were: North America, 45%; Western Europe, 20%; other developed markets, 7%; and high-growth markets, 28%.
Danaher established the life sciences business in 2005 through the acquisition of Leica Microsystems and has expanded the business through numerous subsequent acquisitions, including the acquisitions of AB Sciex and Molecular Devices in 2010, Beckman Coulter in 2011, Pall in 2015, Phenomenex in 2016, IDT in 2018 and Aldevron in 2021.
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
Mass Spectrometry—The mass spectrometry business is a leading global provider of high-end mass spectrometers as well as related consumables, software and services. Mass spectrometry is a technique for identifying, analyzing and quantifying elements, chemical compounds and biological molecules, individually or in complex mixtures. The mass spectrometers utilize various combinations of quadrupole, time-of-flight and ion trap technologies. The business’ mass spectrometer systems and related products are used in numerous applications such as drug discovery and clinical development of therapeutics as well as in basic research, clinical testing, food and beverage quality testing and environmental testing. The business’ global services network provides implementation, validation, training and maintenance to support customer installations around the world. Typical users of these mass spectrometry and related products include molecular biologists, bioanalytical chemists, toxicologists and forensic scientists as well as quality assurance and quality control technicians. The business also provides high-performance bioanalytical measurement systems, including capillary electrophoresis instruments, associated reagents, software and services. Typical users of these capillary electrophoresis instruments and related products are bioanalytical chemists and quality control technicians engaged in the development and manufacture of new biotherapeutics.

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
Industrial Filtration—The filtration, separation and purification technologies business is a leading provider of products used to remove solid, liquid and gaseous contaminants from a variety of liquids and gases in industrial settings, primarily through the sale of filtration consumables and to a lesser extent systems that incorporate filtration consumables and associated hardware. The business’ core materials and technologies can be applied in many ways to solve complex fluid separation challenges and are sold across a wide array of applications. Virtually all of the raw materials, process fluids and waste streams that are found in industry are candidates for multiple stages of filtration, separation and purification. In addition, most of the machines used in complex production processes require filtration to protect sensitive parts from degradation due to contamination. The business’ technologies enhance the quality and efficiency of manufacturing processes and prolong equipment life in applications such as microelectronics, aircraft, oil refineries, power generation turbines, petrochemical plants and food and beverage plants. Within these segments, demand is driven by end-users and original equipment manufacturers seeking to improve product performance, increase production and efficiency, reduce operating costs, extend the life of their equipment, conserve water and meet environmental regulations. The business also serves the filtration needs of the food and beverage markets, helping customers ensure the quality and safety of their products while lowering operating costs and minimizing waste.
Genomic Consumables—The genomic consumables businesses are leading providers of custom nucleic acid products for the life sciences industry, primarily through the manufacture of custom DNA and RNA oligonucleotides and gene fragments utilizing a proprietary manufacturing ecosystem. The businesses have developed proprietary technologies for genomics applications such as next generation sequencing, CRISPR genome editing, qPCR, and RNA interference. Additionally, the businesses are a leading manufacturer of high-quality plasmid DNA, RNA and proteins. These products are used in the research, development and manufacture of gene and cell therapies, DNA and RNA vaccines and gene editing technologies. Typical users of these products include professionals in the areas of academic and commercial research, agriculture, medical diagnostics, pharmaceutical development, biotechnology companies and research institutions across discovery, clinical and commercial applications.
Customers served by the Life Sciences segment select products based on a number of factors, including product quality and reliability, the product’s capacity to enhance productivity, innovation (particularly productivity and sensitivity improvements), product performance and ergonomics, access to a service and support network and the other factors described under “—Competition.” The businesses in Danaher’s Life Sciences segment market their products and services under key brands including ALDEVRON, BECKMAN COULTER, IDT, LEICA MICROSYSTEMS, MOLECULAR DEVICES, PALL, PHENOMENEX and SCIEX. Manufacturing facilities are located in North America, Europe and Asia. The business sells to customers through direct sales personnel and independent distributors.
DIAGNOSTICS
The Diagnostics segment offers clinical instruments, reagents, consumables, software and services that hospitals, physicians’ offices, reference laboratories and other critical care settings use to diagnose disease and make treatment decisions. Sales in 2022 for this segment by geographic destination (as a percentage of total 2022 sales) were: North America, 51%; Western Europe, 17%; other developed markets, 4%; and high-growth markets, 28%.
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
ENVIRONMENTAL & APPLIED SOLUTIONS
In September 2022, the Company announced its intention to spin-off its Environmental & Applied Solutions business into a publicly traded company. The transaction is expected to be tax-free to the Company’s shareholders. The Company is targeting to complete the EAS Separation in the fourth quarter of 2023, subject to the satisfaction of certain conditions, including obtaining final approval from the Danaher Board of Directors, satisfactory completion of financing, receipt of tax opinions, receipt of favorable rulings from the Internal Revenue Service (“IRS”) and receipt of other regulatory approvals.
The Environmental & Applied Solutions segment offers products and services that help protect precious resources and keep global food and water supplies safe. Sales in 2022 for this segment by geographic destination (as a percentage of total 2022 sales) were: North America, 46%; Western Europe, 22%; other developed markets, 3%; and high-growth markets, 29%. The Company’s Environmental & Applied Solutions segment consists of the following businesses:
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
Typical users of these products and services include professionals in municipal drinking water and wastewater treatment plants, industrial process and discharge water facilities, wastewater treatment facilities, third-party testing laboratories and environmental operations. Customers in these industries choose suppliers based on a number of factors including the customer’s existing supplier relationships, application expertise, product performance and ease of use, the comprehensiveness of the supplier’s solutions offering, after-sales service and support and the other factors described under “—Competition.” The Company’s water quality businesses provide products under a variety of key brands, including AQUATIC INFORMATICS, CHEMTREAT, HACH, MCCROMETER, OTT HYDROMET, SEA-BIRD and TROJAN TECHNOLOGIES. Manufacturing facilities are primarily located in North America, Europe and Asia. Sales are made through the business’ direct sales personnel, e-commerce, independent representatives and independent distributors.
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
Materials
The Company’s manufacturing operations employ a wide variety of raw materials, including metallic-based components, electronic components, chemistries, OEM products, plastics and other petroleum-based products. Prices of oil and gas also affect the Company’s costs for freight and utilities and also have an indirect impact on the cost of other purchased materials. While the price of, and global instability with respect to the supply of, oil and gas did not materially, adversely affect the Company’s operations in 2022, the Company is continuing to monitor the oil and gas commodity markets and will seek to mitigate price and/or availability risks as needed. The Company purchases raw materials from a large number of independent sources around the world. No single supplier is material, although for some components that require particular specifications or regulatory or other qualifications there may be a single supplier or a limited number of suppliers that can readily provide such components. The Company utilizes a number of techniques to address potential disruption in and other risks relating to its supply chain, including in certain cases the use of safety stock, alternative materials and qualification of multiple supply sources.
The supply chain disruptions that began in 2021 for a number of our businesses continued in 2022 (including in some cases shortages of supply, cost inflation and shipping delays), as well as labor availability constraints and labor cost increases. Through the application of DBS tools and processes (including the implementation of price increases), the Company largely mitigated the impact of these pressures on the Company’s profitability and as a result these pressures did not have a material, adverse effect on the business in 2022. These pressures continue to varying degrees as of the date of this Annual Report. We are continuing to work with our suppliers to understand the existing and potential future impacts of these trends on our supply chain and we continue to take actions in an effort to mitigate such impacts, including purchasing components in the open market and qualifying additional suppliers. Due to the uncertainty regarding the duration and impact of these trends in 2023, there can be no assurance that these factors will not have an adverse impact on our business and financial statements in the future. For a further discussion of risks related to the materials and components required for the Company’s operations, refer to “Item 1A. Risk Factors.”
Russia-Ukraine Conflict
In response to the ongoing conflict in Ukraine, in addition to suspending sales prohibited by sanctions, the Company has suspended the shipment of products to Russia with the exception of products for the purposes of diagnosing and treating patients and producing vaccines and therapeutics. In the first quarter of 2022, the Company recorded a pretax charge of $43 million, primarily related to the impairment of accounts receivable and inventory, as well as accruals for contractual obligations related to Russian operations. Russia has significantly reduced the export of natural gas to Europe, creating upward pressure on natural gas prices and a reduced supply of natural gas. If this trend continues, the Company’s European manufacturing facilities could face increased costs and risks of production disruptions. The Company’s European customers and suppliers could experience similar adverse impacts, which could further adversely impact the Company’s supply chain and also adversely impact the demand for its products. The Company will continue monitoring the military, social, political, regulatory and economic environment in Ukraine and Russia and its broader impacts, and will consider further actions as appropriate. For a discussion of risks related to the Company’s operations as a result of the military conflict between Russia and Ukraine, refer to “Item 1A. Risk Factors.”
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
Human Capital
As of December 31, 2022, the Company had approximately 81,000 employees (whom we refer to as “associates”), of whom approximately 32,000 were employed in the North America, 25,000 in Western Europe, 3,000 in other developed markets and 21,000 in high-growth markets. Approximately 79,000 of the Company’s total employees were full-time and 2,000 were part-time employees. Of the United States employees, approximately 400 were hourly-rated, unionized employees. Outside the United States, the Company has government-mandated collective bargaining arrangements and union contracts in certain countries, particularly in Europe where many of the Company’s employees are represented by unions and/or works councils.
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

◦D + I. We seek to continuously improve and sustain a diverse and inclusive culture free of systemic bias and where all associates feel they belong. We believe a diverse workforce and culture of inclusion is essential to drive innovation, fuel growth and help ensure our technologies and products effectively serve a global customer base. Danaher’s Office of Diversity + Inclusion is led by our Vice President of Global Diversity + Inclusion, who is responsible for the execution of Danaher’s D+I strategy and reports to Danaher’s Senior Vice President of Human Resources. Both serve on the Danaher Diversity + Inclusion Council along with executives who lead our businesses. The D+I Council is responsible for overseeing Danaher’s D+I strategic direction; creating D+I accountability measures; and operationalizing D+I initiatives and programming across our businesses.
We have leveraged DBS with the goal of driving progress on diversity representation and inclusive culture, including by requiring all of our operating companies to implement a D+I Policy Deployment initiative in each of 2021, 2022 and 2023. Our D+I initiatives focus on broadening our candidate pools, sourcing diverse slates in the hiring process, developing people leaders’ competency in and accountability for D+I and implementing and sustaining programs (such as our Associate Resource Groups for Women, Black, Latinx, LGBTQ and Asian descent associates and friends/allies) that offer mentorship, support and engagement to help our associates succeed and thrive. As of December 31, 2022, (1) 38% of our total associates were female and females represented 32%, 34% and 39% of our executives/senior leaders, managers and individual contributors, respectively; and (2) 41% of our total U.S. associates were People of Color and People of Color represented 24%, 31% and 43% of our U.S. executives/senior leaders, managers and individual contributors, respectively.
◦In support of our D+I commitment, we conduct regular pay reviews from a race (in the United States) and gender (globally) perspective that serve to proactively identify and address potential pay differences. In 2020 we achieved base pay equity for women and for racial and ethnic minorities in the U.S. and in 2021 expanded the U.S. analysis to include both base pay and short-term incentive compensation.
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
◦Performance Management. Performance for Growth (“P4G”), our annual performance management program, supports our high-performance culture by seeking to ensure that high-performing associates are recognized and rewarded for their contributions. P4G guides associates and their managers in setting clear personal performance goals aligned to our strategic priorities. Annual reviews under the program assess performance against these formal, annual objectives and against our Core Behaviors.
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
The health and well-being of our associates has been a key area of focus in our response to the COVID-19 pandemic. We launched a global Employee Assistance Program in 2020 to ensure a consistent support structure for mental health and well-being across the Company and have since expanded the program to provide enhanced support with respect to childcare, eldercare and tutoring, among other areas. In the United States, we have provided benefits beyond the requirements of the Families First Act, for example by extending our leave policy to cover elder care and providing for voluntary leaves even in certain circumstances not required by the law. We have also implemented safety precautions on a facility-specific basis.
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
Government Contracts
Although the substantial majority of the Company’s revenue in 2022 was from customers other than governmental entities, each of Danaher’s segments has agreements relating to the sale of products to government entities. As a result, the Company is subject to various statutes and regulations that apply to companies doing business with governments. For a discussion of risks related to government contracting requirements, refer to “Item 1A. Risk Factors.” No material portion of Danaher’s business is subject to renegotiation of profits or termination of contracts at the election of a government entity.
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

Medical devices can be marketed only for the indications for which they are cleared or approved. After a device has received 510(k) clearance for a specific intended use, any change or modification that significantly affects its safety or effectiveness, such as a significant change in the design, materials, method of manufacture or intended use, may require a new 510(k) clearance or PMA approval and payment of an FDA user fee. The determination as to whether or not a modification could significantly affect the device’s safety or effectiveness is initially left to the manufacturer using available FDA guidance; however, the FDA may review this determination to evaluate the regulatory status of the modified product at any time and may require the manufacturer to cease marketing and recall the modified device until the required 510(k) clearance or PMA approval is obtained.
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
Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission (“FTC”) (and similar regulators in other jurisdictions). Medical devices approved or cleared by the FDA may not be promoted for unapproved or uncleared uses, otherwise known as “off-label” promotion. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.
In the European Union (“EU”), our products are subject to the medical device and in vitro medical device laws of the various member states, which for many years were based on Directives of the European Commission. However, in May 2017, the EU adopted new, formal regulations to replace such Directives; specifically, the EU Medical Device Regulation (the “EU MDR”) and In Vitro Diagnostic Regulation (the “EU IVDR”), each of which imposes stricter requirements for the marketing and sale of medical devices and in vitro devices, including in the area of clinical evaluation requirements, quality systems and post-market surveillance. The EU regulations were adopted with staggered transitional periods that have since been updated. In January 2023, the European Commission endorsed a proposal to extend the original compliance dates for both MDR and EU IVDR, subject to approval by the European Parliament and European Council. The proposal would extend the current MDR transitional period deadline of May 2024 to 2027 or 2028, based upon the risk class of the device. The EU IVDR became fully applicable in May 2022, with transition periods for certain classes of in vitro diagnostic devices extending until 2027 and the EU Commission is considering additional extensions to the EU IVDR deadlines. Regulatory requirements in the United Kingdom (“UK”) are also changing as a result of Brexit (the UK’s withdrawal from the EU), and regulatory requirements in Switzerland are changing as a result of the country’s withdrawal from its Mutual Recognition Agreement with the EU Commission. Complying with the EU MDR, EU IVDR and the evolving regulatory regimes in the UK and Switzerland requires modifications to our quality management systems, additional resources in certain functions and updates to technical files, among other changes, which has not and is not expected to have a material impact on the Company’s financial results.
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
•The Open Payments Act requires manufacturers of medical devices covered under Medicare, Medicaid or the Children’s Health Insurance Program (subject to certain exceptions) to record payments and other transfers of value to a broad range of healthcare providers and teaching hospitals and to report this data as well as ownership and investment interests held by the physicians described above and their immediate family members to HHS for subsequent public disclosure. Similar reporting requirements have also been enacted on the state level, and an increasing number of countries either have adopted or are considering similar laws requiring transparency of interactions with health care professionals.
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
Healthcare Reform
In the U.S. and certain non-U.S. jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system. There is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. For example, in the United States, in March 2010, the U.S. Patient Protection and Affordable Care Act (as amended by the Health Care and Education Affordability Reconciliation Act) (collectively, the “PPACA”) was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers and significantly affected the healthcare industry. Since its enactment, there have been judicial, Congressional and executive challenges to certain aspects of the PPACA, and there may be additional challenges and amendments to the PPACA in the future.
Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for medical products. Individual states in the U.S. have also become increasingly active in implementing regulations designed to control product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing.
Data Privacy and Security Laws
As a global organization, we are subject to data privacy and security laws, regulations, and customer-imposed controls in numerous jurisdictions as a result of having access to and processing confidential, personal and/or sensitive data in the course of our business. For example, the European Union’s General Data Protection Regulation (“GDPR”) imposes significant restrictions on how we collect, transmit, process and retain personal data, including, among other things, in certain circumstances a requirement for almost immediate notice of data breaches to supervisory authorities with significant fines for non-compliance. In the U.S., HIPAA privacy and security rules require certain of our operations to maintain controls to protect the availability and confidentiality of patient health information, individual states regulate data breach and security requirements, and multiple governmental bodies assert authority over aspects of the protection of personal privacy. State privacy laws in California impose some of the same features as the GDPR and have prompted several other states to enact similar laws. Additionally, a bipartisan bill under consideration in Congress would, if adopted, impose broad privacy requirements at the federal level. Several other countries such as China and Russia have passed, and other countries are considering passing, privacy laws that require personal data relating to their citizens to be maintained on local servers or impose significant restrictions on data transfer. For a discussion of risks related to these laws, refer to “Item 1A. Risk Factors.”
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
In addition, under U.S. laws and regulations, U.S. companies and their subsidiaries and affiliates outside the U.S. are prohibited from participating or agreeing to participate in unsanctioned foreign boycotts in connection with certain business activities, including the sale, purchase, transfer, shipping or financing of goods or services within the U.S. or between the U.S. and other countries. If we, or third parties through which we sell or provide goods or services, violate anti-boycott laws and regulations, we may be subject to civil or criminal enforcement action and varying degrees of liability.
For a discussion of risks related to export/import control and economic sanctions laws, refer to “Item 1A. Risk Factors.”

International Operations
The Company’s products and services are available worldwide, and its principal markets outside the U.S. are in Europe and Asia. The Company also has operations around the world, and this geographic diversity allows the Company to draw on the skills of a worldwide workforce, provides greater stability to its operations, allows the Company to drive economies of scale, provides revenue streams that may help offset economic trends that are specific to individual economies and offers the Company an opportunity to access new markets for products. In addition, the Company believes that future growth depends in part on its ability to continue developing products and sales models that successfully target high-growth markets.
The manner in which the Company’s products and services are sold outside the U.S. differs by business and by region. Most of the Company’s sales in non-U.S. markets are made by its subsidiaries located outside the U.S., though the Company also sells directly from the U.S. into non-U.S. markets through various representatives and distributors and, in some cases, directly. In countries with low sales volumes, the Company generally sells through representatives and distributors.
Information about the effects of foreign currency fluctuations on the Company’s business is set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) included in this Annual Report. For a discussion of risks related to the Company’s non-U.S. operations and foreign currency exchange, refer to “Item 1A. Risk Factors.”

Sustainability
The Company views sustainability as a fundamental responsibility and a strategic priority. Our sustainability strategy is to help generations of our stakeholders realize life’s potential by innovating products that improve lives and our planet, building the best team, and protecting our environment. This strategy aligns with Danaher’s Shared Purpose and Core Values, as well as key UN Sustainable Development Goals (UN SDGs) under the United Nations 2030 Agenda for Sustainable Development. Our sustainability strategy is also informed by and grounded in the feedback we continually solicit from our stakeholders, including our regular sustainability prioritization assessments. Within each of the strategic elements of our sustainability program referenced above, where feasible and appropriate, we seek to quantify our performance and set goals to encourage continuous improvement.
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
Business and Strategic Risks
The COVID-19 pandemic has adversely impacted and could in the future continue to adversely impact certain elements of our business and our financial statements.
Our global operations expose us to risks associated with public health crises, including epidemics and pandemics such as COVID-19. The global spread of COVID-19 led to unprecedented restrictions on, and disruptions in, business and personal activities, including as a result of preventive and precautionary measures that we, other businesses, our communities and governments undertook to mitigate the spread. The direct impact of COVID-19 and the preventive measures implemented as a result thereof adversely affected certain elements of our Company (including to a different degree our operations, commercial organizations, supply chains and distribution systems). Please see “Item 7 - MD&A” for a discussion of how COVID-19 impacted our results of operations in 2022. While the direct impact of COVID-19 and many of the preventive measures moderated in 2022, any resurgence of COVID-19 (or the outbreak of any other epidemic or pandemic) or the reinstatement of similar preventive measures in the future could negatively impact the economies and financial markets of the world and our businesses and financial statements.
The Company deployed its capabilities, expertise and scale to address critical health needs related to COVID-19, including developing and making available diagnostic tests for the rapid detection of COVID-19 as well as providing critical support to firms developing and producing vaccines and therapies for COVID-19. Please see “Item 7. MD&A” for a discussion of the Company products used in the fight against COVID-19. As COVID-19 and the preventive measures related thereto have moderated, demand for the Company’s COVID-19 related products has moderated as well. The duration and extent of future demand for our products supporting COVID-19 testing and for our products related to developing and producing vaccines and therapies for COVID-19 is uncertain and depends on multiple factors, including the extent to which COVID-19 persists in endemic form. Declines in demand for our COVID-19 related products that are unanticipated in timing or magnitude could adversely affect our business and financial statements.
Conditions in the global economy, the particular markets we serve and the financial markets can adversely affect our business and financial statements.
Our business is sensitive to general economic conditions. Slower economic growth in the domestic and/or international markets, inflation, actual or anticipated default on sovereign debt, volatility in the currency and credit markets, high levels of unemployment or underemployment, labor availability constraints, reduced levels of capital expenditures, changes or anticipation of potential changes in government trade, fiscal, tax and monetary policies, changes in capital requirements for financial institutions, government budget negotiation dynamics, sequestration, austerity measures and other challenges that affect economies of the world have in the past adversely affected, and may in the future adversely affect, the Company and its distributors, customers and suppliers, including having the effect of:
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
•supply interruptions, delays or cost increases, which can disrupt our ability to produce or deliver our products and/or increase our costs;
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
If growth in any key economy of the world or in any of the markets we serve slows for a significant period, if there is significant deterioration in any such economy or such markets or if economic improvements do not benefit the markets we serve, our business and financial statements can be adversely affected.
We face intense competition and if we are unable to compete effectively, we may experience decreased demand and decreased market share. Even if we compete effectively, we may be required to reduce the prices we charge.
Our businesses operate in industries that are intensely competitive and have been subject to increasing consolidation. Because of the range of the products and services we sell and the variety of markets we serve, we encounter a wide variety of competitors; refer to “Item 1. Business—Competition” for additional details. In order to compete effectively, we must retain longstanding relationships with major customers and continue to grow our business by establishing relationships with new customers, continually developing new products and services to maintain and expand our brand recognition and leadership position in various product and service categories and penetrating new markets, including high-growth markets. Our ability to compete can also be impacted by changing customer preferences and requirements (for example increased demand for products incorporating digital capabilities or more environmentally-friendly products and supplier practices) as well as changes in the way healthcare services are delivered (including the movement of some care from acute to non-acute settings and increased focus on chronic disease management). Cost containment efforts by governments and the private sector, particularly in the healthcare industry, are also resulting in increased emphasis on products that reduce costs and improve efficiency and effectiveness. In addition, significant shifts in industry market share have occurred and may in the future occur in connection with product problems, safety alerts and publications about products, reflecting the competitive significance of product quality, product efficacy and quality systems in our industry. Our failure to compete effectively and/or pricing pressures resulting from competition may adversely impact our business and financial statements, and our expansion into new markets may result in greater-than-expected risks, liabilities and expenses. In addition, the Company’s competitors and customers have from time to time introduced, and may in the future introduce, private label, generic or low-cost products that compete with the Company’s products at lower price points. New, disruptive technologies may emerge that displace the Company’s existing technologies. Competitors’ products can capture significant market share or lead to a decrease in market prices overall, resulting in an adverse effect on the Company’s business and financial statements.
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
The health care industry and related industries that we serve have undergone, and are in the process of undergoing, significant changes in an effort to reduce (and increase the predictability of) costs, including the following:
•Many of our customers, and the end-users to whom our customers supply products, rely on government funding of and reimbursement for healthcare products and services and research activities. The PPACA, health care austerity measures in other countries and other potential healthcare reform changes and government austerity measures have reduced and may further reduce the amount of government funding or reimbursement available to customers or end-users of our products and services and/or the volume of medical procedures using our products and services. For example, the Protecting Access to Medicare Act of 2014 (“PAMA”) introduced a multi-year pricing program for services payable under the Clinical Laboratory Fee Schedule (“CLFS”) that is designed to bring Medicare allowable amounts in line with the amounts paid by private payors. It is still unclear whether and to what extent these new rates will affect overall pricing and reimbursement for clinical laboratory testing services, but to the extent our customers conclude that Medicare reimbursement for these services is inadequate, it can in turn adversely impact the prices at which we sell our products. Other countries, as well as some private payors, also control the price of health care products, directly or indirectly, through reimbursement, payment, pricing or coverage limitations, tying reimbursement to outcomes or (in the case of governmental entities) through compulsory licensing or limiting of intellectual property protections. Global economic uncertainty or deterioration can also adversely impact government funding and reimbursement.
•Governmental and private health care providers and payors around the world are increasingly utilizing managed care for the delivery of healthcare services, centralizing purchasing, limiting the number of vendors that may participate in purchasing programs, forming group purchasing organizations, strategic alliances and integrated health delivery networks and pursuing consolidation to improve their purchasing leverage, using competitive bid processes to procure healthcare products and services and investing in health care practices to increase their control over health care spending. Payors are also seeking to improve price predictability in an effort to mitigate exposure to future price increases.
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
Non-U.S. economic, political, legal, compliance, social and business factors can negatively affect our business and financial statements.
In 2022 approximately 58% of our sales were derived from customers outside the U.S. In addition, many of our manufacturing operations, suppliers and employees are located outside the U.S. Since our growth strategy depends in part on our ability to further penetrate markets outside the U.S. and increase the localization of our products and services, we expect to continue to increase our sales and presence outside the U.S., particularly in the high-growth markets. Our non-U.S. business (and particularly our business in high-growth markets) is subject to risks that include:
•public health crises and epidemics, such as COVID-19;

•interruption in the transportation of materials to us and finished goods to our customers;
•differences in terms of sale, including longer payment terms than are typical in the U.S.;
•local product preferences or requirements;
•changes in a country’s or region’s political, legal, social, compliance, business or economic conditions, such as the devaluation of particular currencies;
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
•greater uncertainty, risk, expense and delay in commercializing products in certain foreign jurisdictions, including with respect to product and other regulatory approvals; and
•remaining uncertainties relating to the impact of the UK’s exit from the EU in 2020.
International business risks have in the past and may in the future negatively affect our business and financial statements.
In 2022 we generated approximately 13% of our sales from China. Accordingly, political, economic, legal, compliance, social and business conditions in China generally can adversely influence our business and financial statements. Additionally, China’s government continues to play a significant role in regulating industry development by imposing sector-specific policies, and it maintains control over China’s economic growth through setting monetary policy and determining treatment of particular industries or companies. Further, considerable uncertainty exists regarding the long-term effects of the expansionary monetary and fiscal policies adopted by the central banks and financial authorities of some of the world’s leading economies, including the U.S. and China. Uncertainty or adverse changes to conditions in China or the policies of China’s government or its laws and regulations can adversely affect the overall economic growth of China, or of the particular industries in which we participate, and can adversely affect our business and financial statements.
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

Certain of our businesses rely on relationships with collaborative partners and other third-parties for development, supply and/or marketing of certain products, potential products and technologies, and such collaborative partners or other third-parties could fail to perform sufficiently.
For certain of our businesses, success in penetrating target markets depends in part on their ability to develop and maintain collaborative relationships with other companies. Relying on collaborative relationships is risky because, among other things, our collaborative partners may (1) not devote sufficient resources to the success of our collaborations; (2) fail to obtain regulatory approvals necessary to continue the collaborations in a timely manner; (3) be acquired by other companies and terminate our collaborative partnership or become insolvent; (4) compete with us; (5) disagree with us on key details of the collaborative relationship; (6) have insufficient capital resources; (7) fail to comply with applicable laws, regulatory requirements and/or applicable contractual obligations; and (8) terminate or decline to renew existing collaborations on acceptable terms, which may require us to devote additional resources to product development and commercialization and/or cancel programs. The realization of any of these risks could adversely affect our business and financial statements.
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
As part of our business strategy, we acquire businesses, make investments and enter into joint ventures and other strategic relationships in the ordinary course, and we also from time to time complete more significant transactions; refer to “Item 7. MD&A” for additional details. Acquisitions, investments, joint ventures and strategic relationships involve a number of financial, accounting, managerial, operational, legal, compliance and other risks and challenges, including but not limited to the following, any of which can adversely affect our business and our financial statements:
•businesses, technologies, services and products that we acquire or invest in have sometimes under-performed relative to our expectations and the price that we paid, failed to perform in accordance with our anticipated timetable or failed to achieve and/or sustain profitability;
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
•we can experience difficulty in integrating cultures, personnel, operations and financial and other controls and systems and retaining key employees and customers, and former employees of our existing businesses or businesses we acquire sometimes compete with us;
•we are not always able to achieve cost savings or other synergies anticipated in connection with acquisitions, investments, joint ventures or strategic relationships;

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
•we may have interests that diverge from those of our joint venture partners or other strategic partners or the companies we invest in, and we are not always able to direct or influence the management and operations of the joint venture, other strategic relationship or investee in the manner we believe is most appropriate, exposing us to additional risk; and
•investing in or making loans to early-stage companies often entails a high degree of risk, including uncertainty regarding the company’s ability to successfully develop new technologies and services, bring these new technologies and services to market and gain market acceptance, maintain adequate capitalization and access to cash or other forms of liquidity, and retain critical management personnel; we do not always achieve the strategic, technological, financial or commercial benefits we anticipate; we may lose our investment or fail to recoup our loan; or our investment may be illiquid for a greater-than-expected period of time.
The indemnification provisions of acquisition agreements by which we have acquired companies may not fully protect us and as a result we may face unexpected liabilities.
Certain of the acquisition agreements by which we have acquired companies require the former owners to indemnify us against certain liabilities related to the operation of the acquired company before we acquired it. In most of these agreements, however, the liability of the former owners is limited and certain former owners may be unable to meet their indemnification responsibilities. In addition, we obtain or receive the benefits of representations and warranties insurance in connection with certain acquisitions. There can be no assurance that these indemnification provisions or insurance coverages will protect us fully or at all, and as a result we may face unexpected liabilities that adversely affect our business and financial statements.
We intend to separate our Environmental & Applied Solutions segment to create a publicly-traded company in the fourth quarter of 2023. The proposed transaction may not be completed on the currently contemplated timeline or at all and may not achieve the intended benefits.
We have announced our intention to separate Danaher’s Environmental & Applied Solutions segment to create a publicly-traded company in the fourth quarter of 2023, subject to the satisfaction of customary conditions, including obtaining final approval from the Danaher Board of Directors, satisfactory completion of financing and receipt of tax opinions, favorable rulings from the Internal Revenue Service and other regulatory approvals (the “EAS Separation”). There can be no assurance that we will be able to satisfy the necessary conditions or that we will successfully complete the anticipated separation in our preferred structure, on the anticipated timeline or at all. Unanticipated developments, including possible delays in obtaining various tax rulings or regulatory approvals, uncertainty or declines in the financial markets or other adverse market conditions, changes in the Company’s cash requirements, challenges in establishing the new company’s organizational structure, infrastructure or processes, or adverse business performance could delay or prevent the proposed separation or cause the proposed separation to occur on terms or conditions that are less favorable and/or different than expected. Expenses incurred to accomplish the proposed separation may be significantly higher than what we currently anticipate. Executing the proposed separation also requires significant time and attention from management, which could distract them from other tasks in operating our business. Even if the transaction is completed, we may not realize some or all of the anticipated benefits from the separation and there can be no assurance that the separation will yield greater net benefits to Danaher and its shareholders than if such transaction had not occurred. Following the proposed separation, the combined value of the common stock of the two publicly-traded companies may not be equal to or greater than what the value of our common stock would have been had the separation not occurred.

Divestitures or other dispositions could negatively impact our business, and contingent liabilities from businesses that we or our predecessors have disposed of could adversely affect our business and financial statements.
We continually assess the strategic fit of our existing businesses and may divest, spin-off, split-off or otherwise dispose of businesses for strategic, financial or other reasons. For example, in 2015 Danaher separated and split-off to Danaher shareholders the majority of its former communications business in a Reverse Morris Trust transaction with NetScout Systems, Inc. (the “Communications Disposition”), in 2016 Danaher separated and spun-off to Danaher shareholders its former Test & Measurement segment, Industrial Technologies segment (excluding the product identification businesses) and retail/commercial petroleum business (collectively known as “Fortive Corporation”) (the “Fortive Disposition”), in 2019 Danaher consummated the separation and initial public offering (“IPO”) and subsequent split-off of its Dental segment, known as Envista Holdings Corporation (the “Envista Disposition”), and in 2022 Danaher announced the anticipated EAS Separation. Transactions such as these pose risks and challenges that could negatively impact our business and financial statements. For example, divestitures or other dispositions can dilute the Company’s earnings per share, have other adverse financial, tax and accounting impacts and distract management, and disputes can arise with the new owners of the divested/disposed business. In addition, we have retained responsibility for and/or have agreed to indemnify buyers against some known and unknown contingent liabilities related to a number of businesses we or our predecessors have sold or disposed. The resolution of these contingencies has not had a material effect on our business or financial statements but there can be no assurance that this favorable pattern will continue.
Potential indemnification liabilities pursuant to the Communications Disposition, the Fortive Disposition, the Envista Disposition or the anticipated EAS Separation could adversely affect our business and financial statements.
With respect to each of the Communications Disposition, the Fortive Disposition and the Envista Disposition, we entered into a separation agreement and related agreements to govern the separation and related transactions and the relationship between the respective companies going forward (and we expect to enter into similar agreements in connection with the EAS Separation). These agreements provide for specific indemnity and liability obligations of each party that can lead to disputes between us and the respective counterparty. If we are required to indemnify any of the other parties under the circumstances set forth in these agreements, we may be subject to substantial liabilities. In addition, with respect to the liabilities for which the other parties have agreed to indemnify us under these agreements, there can be no assurance that the indemnity rights we have against such other parties will be sufficient to protect us against the full amount of the liabilities, or that such other parties will be able to fully satisfy their respective indemnification obligations. It is also possible that a court could disregard the allocation of assets and liabilities agreed to between Danaher and such other parties and require Danaher to assume responsibility for obligations allocated to such other parties. Each of these risks could negatively affect our business and financial statements.
We could incur significant liability if any of the Fortive Disposition, the Envista Disposition or the EAS Separation is determined to be a taxable transaction.
We have received opinions from outside tax counsel to the effect that each of the Fortive Disposition and the Envista Disposition qualifies as a transaction that is described in Sections 355(a) and 368(a)(1)(D) of the Internal Revenue Code, and we anticipate obtaining a similar opinion with respect to the EAS Separation. These opinions rely on certain facts, assumptions, representations and undertakings regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not satisfied, our stockholders and we may not be able to rely on the respective opinion of tax counsel and could be subject to significant tax liabilities. Notwithstanding the opinion of tax counsel, the IRS could determine on audit that any such transactions are taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the respective opinion. If any such transaction is determined to be taxable for U.S. federal income tax purposes, our stockholders that are subject to U.S. federal income tax and we could incur significant U.S. federal income tax liabilities.
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
In addition, our information technology systems require an ongoing commitment of significant resources to maintain and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving legal and regulatory standards, evolving customer expectations, changes in the techniques used to obtain unauthorized access to data and information systems, and the information technology needs associated with our changing products and services. There can be no assurance that we will be able to successfully maintain, enhance and upgrade our systems as necessary to effectively address these requirements. Further, a greater number of our employees have been working remotely since the beginning of the COVID-19 pandemic, which exposes us to greater cybersecurity and data privacy risks.
Any inability to maintain reliable information technology systems and appropriate controls with respect to global data privacy and security requirements and prevent data breaches can result in adverse regulatory and business consequences and litigation. As a global organization, we are subject to data privacy and security laws, regulations and customer-imposed controls in numerous jurisdictions as a result of having access to and processing confidential, personal and/or sensitive data in the course of our business. Please see “Item 1. Business—Regulatory Matters” for additional information. For example, entities that are found to be in violation of HIPAA as the result of a breach of unsecured patient health information, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations. Failure to comply with the requirements of the GDPR and the applicable national data protection laws of the EU member states and other states subject to the GDPR may result in fines of up to €20 million or up to 4% of total worldwide annual turnover for the preceding financial year, whichever is higher, and other administrative penalties. Several other countries such as China and Russia have passed, and other countries have passed or are considering passing, laws that require some or all personal data relating to their citizens to be maintained on local servers or impose significant restrictions on data transfer. State privacy laws in California impose some of the same features as the GDPR and have prompted several other states to enact similar laws. Additionally, a bipartisan bill under consideration in Congress would, if adopted, impose broad privacy requirements at the U.S. federal level and provide enhanced enforcement authority to the FTC. Government investigations and enforcement actions can be costly and interrupt the regular operation of our business, and data breaches or violations of data privacy laws can result in civil and criminal, monetary and non-monetary penalties and damage to customer, patient, business partner and employee relationships and to our reputation, any of which may adversely affect our business and financial statements. In addition, compliance with the varying data privacy regulations across the U.S. and around the world has required significant expenditures and may require additional expenditures, and may require further changes in our products or business models that increase competition or reduce revenue.
Defects and unanticipated use or inadequate disclosure with respect to our products or services, or allegations thereof, can adversely affect our business and financial statements.
Manufacturing or design defects or “bugs” in, unanticipated use of, safety or quality issues (or the perception of such issues) with respect to, “off label” use of, or inadequate disclosure of risks relating to the use of products and services that we make or sell (including items that we source from third-parties) can lead to personal injury, death, property damage and/or regulatory violations that can adversely affect our business and financial statements. These events can lead to recalls or safety alerts, result in the removal of a product or service from the market and result in product liability or similar claims being brought against us. The accelerated development and production of products and services in an effort to address the COVID-19 pandemic also increased the risk of regulatory enforcement actions, product defects or claims thereof. Recalls, removals and product liability and similar claims (regardless of their validity or ultimate outcome) can result in significant costs, as well as negative publicity and damage to our reputation that could reduce demand for our products and services. Our business can also be affected by studies of the utilization, safety and efficacy of medical device products and components that are conducted by industry participants, government agencies and others. Any of the above can result in the discontinuation of marketing of such products in one or more countries and give rise to claims for damages from persons who believe they have been injured as a result of product issues, including claims by individuals or groups seeking to represent a class.
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
Climate change, legal or regulatory measures to address climate change and any inability on our part to address stakeholder expectations relating to climate change may negatively affect us.
Climate change resulting from increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere presents risks to our operations. Physical risk resulting from acute changes (such as hurricane, tornado, wildfire or flooding) or chronic changes (such as droughts, heat waves or sea level changes) in climate patterns can adversely impact our facilities and operations and disrupt our supply chains and distribution systems. Concern over climate change can also result in new or additional legal, regulatory or quasi-regulatory requirements designed to reduce greenhouse gas emissions and/or mitigate the effects of climate change on the environment (such as taxation of, or caps on the use of, carbon-based energy). Any such new or additional requirements may increase the costs associated with, or disrupt, sourcing, manufacturing and distribution of our products, which may adversely affect our business and financial statements. In addition, any failure to adequately address stakeholder expectations with respect to environmental, social and governance (“ESG”) matters may result in the loss of business, adverse reputational impacts, diluted market valuations and challenges in attracting and retaining customers and talented employees. For example, our ability to achieve our current and future ESG goals is uncertain and remains subject to numerous risks, including evolving regulatory requirements and stakeholder expectations, our ability to recruit, develop and retain a diverse workforce, the availability of suppliers and other business partners that can meet our ESG expectations, the effects of the organic and inorganic growth of our business, cost considerations and the development and availability of cost-effective technologies or resources that support our goals.
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
Prices for and availability of the components, raw materials and other commodities we use in our business, as well as for labor, have fluctuated significantly in the past, including during 2022. Please see “Item 1. Business-Materials” for a discussion of the inputs we use in our business, supply chain and labor availability disruptions and constraints our businesses have faced and are facing, and the adverse impacts that we have incurred and may incur relating thereto. The supply chains for our businesses can be disrupted by supplier capacity constraints, fluctuations in demand, decreased availability of key raw materials or commodities, legislative or regulatory changes, bankruptcy or exiting of the business for other reasons and external events such as natural disasters, pandemic health issues, war, terrorist actions and governmental actions (such as trade protectionism). In addition, some of our businesses purchase certain requirements from sole or limited source suppliers for reasons of quality assurance, regulatory requirements, cost effectiveness, availability or uniqueness of design. In the event of interruptions in the supply, or increases in the cost, of such supplies, we might not be able to quickly establish or qualify replacement sources of supply. Sustained interruptions in the supply of, or increase in the cost of, key components, raw materials, other commodities and labor can result in production interruptions, delays, extended lead times and inefficiencies and adversely affect our business and financial statements. In addition, due to the highly competitive nature of the industries that we serve, the cost-containment efforts of our customers and the terms of certain contracts we are party to, when supply and labor prices rise we are not always able to pass along cost increases through higher prices for our products. If we are unable to fully recover higher supply and labor costs through price increases or offset these increases through cost reductions, or if there is a time delay between the increase in costs and our ability to recover or offset these costs, our margins and profitability can decline and our business and financial statements can be adversely affected.
Our profitability could also be adversely impacted if we are unable to adjust our purchases to reflect changes in customer demand and market fluctuations, including those caused by seasonality or cyclicality. During a market upturn, suppliers from time to time extend lead times, limit supplies or increase prices. Conversely, in order to secure supplies for the production of products, we sometimes enter into noncancelable purchase commitments with vendors, which can impact our ability to adjust our inventory to reflect declining market demands. Because we cannot always immediately adapt our production capacity and related cost structures to changing market conditions, at times our manufacturing capacity exceeds or falls short of our production requirements. Any or all of these problems can result in the loss of customers or cost inefficiencies, provide an opportunity for competing products to gain market acceptance and otherwise adversely affect our business and financial statements.
Adverse changes in our relationships with, or the financial condition, performance, purchasing patterns or inventory levels of, key distributors and other channel partners can adversely affect our business and financial statements.
Certain of our businesses sell a significant amount of their products to or through key distributors and other channel partners that have valuable relationships with customers and end-users. Some of these distributors and other partners also sell our competitors’ products or compete with us directly, and if they favor competing products for any reason they may fail to market our products effectively. Adverse changes in our relationships with these distributors and other partners, reduction or discontinuation of their purchases from us or adverse developments in their financial condition, performance or purchasing patterns, can adversely affect our business and financial statements. The levels of inventory maintained by our key distributors and other channel partners, and changes in those levels, also impacts our results of operations in any given period. In addition, the consolidation of distributors and customers in certain of our served industries can adversely impact our business and financial statements.

Our success depends on our ability to recruit, retain and motivate talented employees representing diverse backgrounds, experiences and skill sets.
The market for highly skilled workers and leaders in our industries, particularly in the areas of science and technology, is extremely competitive and expectations from qualified talent in many areas of the labor market have evolved and escalated recently. In addition, in 2022 we faced labor availability constraints and labor cost inflation in certain areas of our business. If we are less successful in our recruiting efforts, if we cannot retain and motivate highly skilled workers and key leaders representing diverse backgrounds, experiences and skill sets, or if we experience labor disputes, our business and financial statements may be adversely affected.
Our restructuring actions can have long-term adverse effects on our business and financial statements.
We have implemented significant restructuring activities across our businesses to adjust our cost structure, and we may engage in similar restructuring activities in the future. These restructuring activities and our regular ongoing cost reduction activities could diminish our resources and competitiveness, and delays or failures in implementing planned restructuring activities may diminish the expected operational or financial benefits from such actions. Any of the circumstances described above could adversely impact our business and financial statements.

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
The U.S. government has certain rights with respect to incremental production capacity attributable to, and/or the intellectual property we have developed using government financing. In addition, in times of national emergency the U.S. government could also control our allocation of manufacturing capacity.
Certain agencies of the U.S. government, such as the Biomedical Advanced Research and Development Authority (“BARDA”) within the U.S. Department of Health and Human Services, have agreed to finance an expansion of production capacity and/or the development of technology at certain of our businesses, and our businesses may enter into similar agreements in the future. In consideration of this financing the U.S. government has certain rights, including rights with respect to the allocation of certain of the incremental production capacity associated with such expansion and/or rights in intellectual property produced with its financial assistance. If the U.S. government exercises its rights with respect to our intellectual property or allocating our production capacity, our business and financial statements could be negatively impacted.
In addition, to optimize availability of needed medical and other products in connection with any pandemic or other national emergency, we may elect or governments may require us or our customers to allocate manufacturing capacity (for example, pursuant to the U.S. Defense Production Act (“DPA”)) in a way that adversely affects our financial condition and results of operations, results in differential treatment of customers and/or adversely affects our reputation and customer relationships. For example, certain of our customers are or have been subject to DPA requirements relating to the production of COVID-19 related products and have required certain of our businesses to also comply with these requirements under our supply agreements. Under such circumstances, the levels of demand for our products can exceed our capacity to meet such demand on a timely basis or at all, which can result in negative publicity, competitive disadvantage and legal liability, and may adversely affect our business and financial statements.
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
As of December 31, 2022, we had approximately $19.7 billion in outstanding indebtedness. In addition, we had the ability to incur approximately $3.0 billion of additional indebtedness in direct borrowings or under our outstanding commercial paper facilities based on the amounts available under our credit facilities that were not being used to backstop outstanding commercial paper balances. Our debt level and related debt service obligations (as well as the dividend obligations pursuant to our Series B Mandatory Convertible Preferred Stock (“MCPS”)) can have negative consequences, including (1) requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our debt (or dividends on our MCPS), which reduces the funds we have available for other purposes such as acquisitions and other investments; (2) reducing our flexibility in planning for or reacting to changes in our business and market conditions; and (3) exposing us to interest rate risk on any variable rate debt we may issue. If our credit ratings are downgraded or put on watch for a potential downgrade, we may not be able to sell additional debt securities or borrow money in the amounts, at the times or interest rates or upon the more favorable terms and conditions that might be available if our current credit ratings were maintained.
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
As of December 31, 2022, the net carrying value of our goodwill and other intangible assets totaled approximately $60.1 billion. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of our assets, changes in the structure of our business, divestitures, market capitalization declines, or increases in associated discount rates can impair our goodwill and other intangible assets. In the past, we have recognized impairment charges relating to certain non-goodwill intangible assets, and in the future, we could recognize charges related to the impairment of goodwill or other intangible assets. Any such impairment charges adversely affect our financial statements in the periods recognized.
Foreign currency exchange rates can adversely affect our financial statements.
Sales and purchases in currencies other than the U.S. dollar expose us to fluctuations in foreign currencies relative to the U.S. dollar, which have in the past and may in the future adversely affect our financial statements. Increased strength of the U.S. dollar increases the effective price of our products sold in U.S. dollars into other countries, which can adversely affect sales or require us to lower our prices. Decreased strength of the U.S. dollar adversely affects the cost of materials, products and services we purchase overseas. Sales and expenses of our non-U.S. businesses are also translated into U.S. dollars for reporting purposes and the strengthening of the U.S. dollar generally results in unfavorable translation effects. In addition, certain of our businesses invoice customers in a currency other than the business’ functional currency, and movements in the invoiced currency relative to the functional currency can also result in unfavorable translation effects. The Company also faces exchange rate risk from its investments in subsidiaries owned and operated in foreign countries.
Changes in our tax rates or exposure to additional income tax liabilities or assessments can affect our profitability. In addition, audits by tax authorities can result in additional tax payments for prior periods.
We are subject to income taxes in the U.S. and in numerous non-U.S. jurisdictions. Due to the potential for changes to tax laws and regulations or changes to the interpretation thereof (including regulations and interpretations pertaining to the U.S. Tax Cuts and Jobs Act (“TCJA”)), the ambiguity of tax laws and regulations, the subjectivity of factual interpretations, the complexity of our intercompany arrangements, uncertainties regarding the geographic mix of earnings in any particular period, and other factors, our estimates of effective tax rate and income tax assets and liabilities can be incorrect and our financial statements could be adversely affected; please refer to “Item 7. MD&A” for a discussion of additional factors that may adversely affect our effective tax rate and decrease our profitability in any period. The impact of the factors referenced in the preceding sentence may be substantially different from period-to-period. In addition, the amount of income taxes we pay is subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. tax authorities, such as the audits described in MD&A and the Company’s Consolidated Financial Statements. If audits result in payments or assessments different from our reserves, our results can be adversely affected. Any further changes to the tax system in the United States or in other jurisdictions could also adversely affect our financial statements.
Changes in tax law relating to multinational corporations could adversely affect our tax position.
Legislative bodies and government agencies in the U.S. and other countries as well as the Organisation for Economic Co-operation and Development (“OECD”) have focused on issues related to the taxation of multinational corporations. One example is in the area of “base erosion and profit shifting,” for which the OECD has released several components of its comprehensive plan that have been adopted and expanded by many taxing authorities to address perceived tax abuse and inconsistencies between tax jurisdictions. As a result, the tax laws in the U.S. and other countries in which we do business could change on a prospective or retroactive basis, and any such changes could adversely affect our business and financial statements.
The military conflict between Russia and Ukraine has adversely affected and may further adversely affect our business and financial statements.
The military conflict between Russia and Ukraine has adversely affected and may further adversely affect our business and financial statements. In light of the situation in Ukraine, in addition to suspending sales prohibited by sanctions, the Company has suspended the shipment of products to Russia with the exception of products for the purposes of diagnosing and treating patients and producing vaccines and therapeutics. We incurred a pretax charge of $43 million in 2022 as a result of Russia-related asset impairments, accruals for contractual obligations and similar items and we may incur additional charges in the future. In 2021, approximately 1% of the Company’s sales were derived from customers based in Russia and a de minimis percentage of sales were derived from customers based in Ukraine, and in 2022 Russia and Ukraine sales accounted for less than 1% of the Company’s sales. The conflict in Ukraine may escalate and/or expand in scope and the broader consequences of this conflict, which have included and/or may in the future include sanctions, embargoes, regional instability, geopolitical shifts and adverse impacts on energy supplies and prices; potential retaliatory action by the Russian government against companies, including the Company, such as nationalization of foreign businesses in Russia. Further, increased tensions between the United States and countries in which we operate cannot be predicted, nor can we predict the conflict’s future impact on the global economy and on our business and financial statements.
The Russia and Ukraine conflict also heightens many other risks disclosed in this Annual Report, any of which can adversely affect our business and financial statements. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including increased inflation, constraints on the availability of commodities, supply chain disruption and decreased business spending; disruptions to our or our business partners’ global technology infrastructure, including through cyber-attack or cyber-intrusion; adverse changes in international trade policies and relations; claims, litigation and regulatory enforcement; our ability to implement and execute our business strategy; terrorist activities; our exposure to foreign currency fluctuations; reputational risk; and constraints, volatility, or disruption in the capital markets.
Our defined benefit pension plans and health care costs are subject to financial and other market risks that could adversely affect our financial statements.
Significant changes in market interest rates, decreases in the fair value of plan assets, investment losses on plan assets and changes in discount rates can increase our defined benefit pension plan funding obligations, and upward pressure on the cost of providing health care coverage to current employees and retirees can increase our future funding obligations. Any of these risks can adversely affect our financial statements.
Legal, Regulatory, Compliance and Reputational Risks
Significant developments or changes in national laws or policies to protect or promote domestic interests and/or address foreign competition can have an adverse effect on our business and financial statements.
Significant developments or changes in national laws or policies to protect or promote domestic interests and/or address foreign competition, including laws and policies in areas such as trade, manufacturing, government purchasing, health care, intellectual property and investment/development, can adversely affect our business and financial statements. For example, certain governments have implemented policies to induce “re-shoring” of supply chains, reduce reliance on imported supplies and promote national production. The Chinese government has issued a series of policies in the past several years to promote the development and use of local medical devices. In addition, in recent years the U.S. has increased tariffs on certain imported goods and trade tensions between the U.S. and China escalated, with each country imposing significant, additional tariffs on a wide range of goods imported from the other country.
Our business and financial statements can be impaired by improper conduct by any of our employees, agents or business partners.
There can be no assurance that our internal controls and compliance systems, including our Code of Conduct, always protect us from acts committed by employees, agents or business partners of ours (or of businesses we acquire or partner with) that violate laws, including the laws governing payments to government officials, bribery, fraud, kickbacks and false claims, pricing, sales and marketing practices, conflicts of interest, competition, employment practices and workplace behavior, export and import compliance, economic and trade sanctions, money laundering and data privacy. In particular, the U.S. Foreign Corrupt Practices Act, the UK Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business, and we operate in many parts of the world that have experienced governmental corruption to some degree. Any such improper actions or allegations of such acts could damage our reputation and subject us to civil or criminal investigations and related shareholder lawsuits, could lead to substantial civil and criminal, monetary and non-monetary penalties and could cause us to incur significant legal and investigatory fees. In addition, the government may seek to hold us liable for violations committed by companies in which we invest or that we acquire. We also rely on our suppliers to adhere to our Supplier Code of Conduct, and violations of such code of conduct could adversely affect our business and financial statements.
Our businesses are subject to extensive regulation; failure to comply with those regulations could adversely affect our business and financial statements.
In addition to the environmental, health, safety, health care, medical device, anticorruption, data privacy and other regulations noted elsewhere in this Annual Report, our businesses are subject to extensive regulation by U.S. and non-U.S. governmental and self-regulatory entities at the supranational, federal, state, local and other jurisdictional levels, including for example the following:
•We are required to comply with various import laws and export control and economic sanctions laws, which may affect our transactions with certain customers, business partners and other persons and dealings between our employees and between our subsidiaries. In certain circumstances, export control and economic sanctions regulations may prohibit the export of certain products, services and technologies. In other circumstances, we may be required to obtain an export license before exporting the controlled item. Compliance with the various import laws that apply to our businesses can restrict our access to, and increase the cost of obtaining, certain products and at times can interrupt our supply of imported inventory. In addition, we sell and provide products and technology to third parties, such as agents, representatives and distributors, who may export such items to end-users. If we or any of these third parties do not comply with applicable export or import laws we may incur liability. In addition, from time to time, certain of our subsidiaries have limited business dealings in countries subject to comprehensive sanctions. These business dealings represent an insignificant amount of our consolidated revenues and income but expose us to a heightened risk of violating applicable sanctions regulations. We have established policies and procedures designed to ensure compliance with such laws and regulations but there can be no assurance that the policies and procedures have prevented and will prevent violations of these regulations, and any such violation can adversely affect our business and financial statements.
•We also have agreements to sell products and services to government entities (as well as agreements relating to government financing, as discussed above) and are subject to various statutes and regulations that apply to companies doing business with government entities (less than 5% of our 2022 sales were made to the U.S. federal government). The laws governing government contracts differ from the laws governing private contracts. For example, many government contracts contain pricing and other terms and conditions that are not applicable to private contracts. Our agreements with government entities are in some cases subject to termination, reduction or modification at the convenience of the government or in the event of changes in government requirements, reductions in federal spending and other factors, and we may underestimate our costs of performing under the contract. In certain cases, a governmental entity may require us to pay back amounts it has paid to us. Government contracts that have been awarded to us following a bid process can become the subject of a bid protest by a losing bidder, which could result in loss of the contract. We are also subject to investigation and audit for compliance with the requirements governing government contracts.
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
We are subject to or otherwise responsible for a variety of litigation and other legal and regulatory proceedings in the course of our business (or related to the business operations of previously owned entities), including claims or counterclaims for damages arising out of the use of products or services and claims relating to intellectual property matters, employment matters, tax matters, commercial disputes, breach of contract claims, competition and sales and trading practices, environmental matters, personal injury, insurance coverage, securities matters, fiduciary duties and acquisition or divestiture-related matters, as well as regulatory subpoenas, requests for information, investigations and enforcement. We also from time to time become subject to lawsuits as a result of acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, businesses divested by us or our predecessors. The types of claims made in lawsuits include claims for compensatory damages, punitive and consequential damages (and in some cases, treble damages) and/or injunctive relief. The defense of these lawsuits can divert our management’s attention, we from time to time incur significant expenses in defending these lawsuits, and we can be required to pay damage awards or settlements or become subject to equitable remedies that adversely affect our business and financial statements. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against such losses. Because most contingencies are resolved over long periods of time, new developments (including litigation developments, the discovery of new facts, changes in legislation and outcomes of similar cases), changes in assumptions or changes in the Company’s strategy in any given period can require us to adjust the loss contingency estimates that we have recorded in our financial statements, record estimates for liabilities or assets previously not susceptible of reasonable estimates or pay cash settlements or judgments. Any of these developments can adversely affect our business and financial statements in any particular period. There can be no assurance that our liabilities in connection with current and future litigation and other legal and regulatory proceedings will not exceed our estimates or adversely affect our financial statements and business. However, based on our experience, information and applicable law as of the date of this Annual Report, we do not believe that it is reasonably possible that any amounts we may be required to pay in connection with litigation and other legal and regulatory proceedings in excess of our reserves as of December 31, 2022 will have a material effect on our business or financial statements.
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
Certain of our products are medical devices and other products that are subject to regulation by the FDA, by other federal and state governmental agencies, by comparable agencies of other countries and regions, by certain accrediting bodies and by regulations governing hazardous materials and drugs-of-abuse (or the manufacture and sale of products containing any such materials). The global health care regulatory environment has become increasingly stringent and unpredictable. Several countries that did not have regulatory requirements for medical devices have established such requirements in recent years, and other countries have expanded, or plan to expand, their existing regulations. For example, the proposed Verifying Accurate Leading-edge IVCT Development (VALID) Act would give FDA additional authority to regulate in vitro diagnostics, including laboratory-developed tests. Please see “Item 1. Business—Regulatory Matters” for more information. Failure to meet these requirements can adversely impact our business and financial statements in the applicable geographies.
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
As a part of the regulatory process of obtaining marketing clearance for certain new products and new indications for certain existing products, we conduct and participate in clinical trials with a variety of study designs, patient populations and trial endpoints. Unexpected or inconsistent clinical data from existing or future clinical trials, or a regulator’s or market perception of these clinical data, can adversely impact our ability to obtain product approvals, our position in, and share of, the markets in which we participate and our business and financial statements.
Off-label marketing of our products could result in substantial penalties.
The FDA strictly regulates the promotional claims that may be made about approved or cleared products. In particular, any clearances we may receive only permit us to market our products for the intended uses indicated on the labeling cleared by the FDA. We may request additional label indications for our current products, and the FDA may deny those requests outright, require additional performance or clinical data to support any additional indications or impose limitations on the intended use of any cleared products as a condition of clearance. If the FDA or any other regulator determines that we have marketed our products for off-label use, we can be subject to exclusion from participation in government healthcare programs and the other adverse effects referenced under the risk factors set forth above. Any of these events could significantly harm our business and financial statements.
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
Our operations, products and services are subject to numerous U.S. federal, state, local and non-U.S. environmental, health and safety laws and regulations concerning, among other things, the health and safety of our employees, the generation, storage, use and transportation of hazardous materials, emissions or discharges of substances into the environment, investigation and remediation of hazardous substances or materials at various sites, chemical constituents in products and end-of-life disposal and take-back programs for products sold. There can be no assurance that our environmental, health and safety compliance program (or the compliance programs of businesses we acquire) have been or will at all times be effective. Failure to comply with any of these laws can result in civil and criminal, monetary and non-monetary penalties and damage to our reputation. In addition, there can be no assurance that our costs of complying with current or future environmental protection and health and safety laws will not exceed our estimates or adversely affect our business or financial statements.
In addition, we from time to time incur costs related to remedial efforts or alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices. We are also from time to time party to personal injury, property damage or other claims brought by private parties alleging injury or damage due to the presence of or exposure to hazardous substances. We can also become subject to additional remedial, compliance or personal injury costs due to future events such as changes in existing laws or regulations, changes in agency direction or enforcement policies, developments in remediation technologies, changes in the conduct of our operations and changes in accounting rules. There can be no assurance that our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our reputation and financial statements or that we will not be subject to additional claims for personal injury or remediation in the future based on our past, present or future business activities. However, based on the information we have as of the date of this Annual Report we do not believe that it is reasonably possible that any amounts we may be required to pay in connection with environmental matters in excess of our reserves as of December 31, 2022, will have a material effect on our business or financial statements.
Changes in governmental regulations can reduce demand for our products or services or increase our expenses.
We compete in markets in which we and our customers must comply with supranational, federal, state, local and other jurisdictional regulations, such as regulations governing health and safety, the environment, food and drugs and privacy. We develop, configure and market our products and services to meet customer needs created by these regulations. Any significant change in any of these regulations (or in the interpretation or application thereof) can reduce demand for, increase our costs of producing or delay the introduction of new or modified products and services, or restrict our existing activities, products and services. For example, changes in the FDA’s regulation of the drug discovery/development process can have an adverse effect on the demand for our products and services.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
As of December 31, 2022, the Company had facilities in over 60 countries, including approximately 244 significant administrative, sales, research and development, manufacturing and distribution facilities. 90 of these facilities are located in the United States in over 20 states and 154 are located outside the United States, primarily in Europe and to a lesser extent in Asia, South America, Canada and Australia. Refer to the Consolidated Financial Statements included in this Annual Report for additional information with respect to the Company’s lease commitments.

ITEM 3. LEGAL PROCEEDINGS
For information regarding legal proceedings, refer to the section titled “Legal Proceedings” in MD&A.
Consistent with SEC Regulation S-K Item 103, we have elected to disclose those environmental proceedings (if any) with a governmental entity as a party where the Company reasonably believes such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1 million or more.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Set forth below are the names, ages, positions and experience of Danaher’s executive officers as of February 4, 2023. All of Danaher’s executive officers hold office at the pleasure of Danaher’s Board of Directors. Unless otherwise stated, the positions indicated are Danaher positions.

Name	Age	Position	Officer Since
Steven M. Rales	71	Chairman of the Board	1984
Mitchell P. Rales	66	Chairman of the Executive Committee	1984
Rainer M. Blair	58	President and Chief Executive Officer	2014
Matthew R. McGrew	51	Executive Vice President and Chief Financial Officer	2019
Jennifer L. Honeycutt	53	Executive Vice President	2021
Joakim Weidemanis	53	Executive Vice President	2017
Georgeann F. Couchara	46	Senior Vice President - Human Resources	2022
Brian W. Ellis	56	Senior Vice President – General Counsel	2016
Jose-Carlos Gutierrez-Ramos	60	Senior Vice President – Chief Science Officer	2020
William H. King	55	Senior Vice President – Strategic Development	2005
Daniel A. Raskas	56	Senior Vice President – Corporate Development	2004
Steven M. Rales is a co-founder of Danaher and has served on Danaher’s Board of Directors since 1983, serving as Danaher’s Chairman of the Board since 1984. He was also CEO of the Company from 1984 to 1990. Mr. Rales is a brother of Mitchell P. Rales.
Mitchell P. Rales is a co-founder of Danaher and has served on Danaher’s Board of Directors since 1983, serving as Chairman of the Executive Committee of Danaher since 1984. He was also President of the Company from 1984 to 1990.  Mr. Rales is also a member of the board of directors of each of Enovis Corporation and ESAB Corporation, and is a brother of Steven M. Rales.
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
Joakim Weidemanis has served as Executive Vice President since December 2017.
Georgeann F. Couchara has served as Senior Vice President – Human Resources since April 2022, after serving as Vice President-Talent from January 2021 to April 2022, Vice President – Human Resources for Danaher’s Life Sciences business from July 2019 to January 2021 and Senior Vice President-Human Resources and Communications for Danaher’s Pall business from June 2017 to July 2019.
Brian W. Ellis has served as Senior Vice President – General Counsel since joining Danaher in January 2016.
Jose-Carlos Gutierrez-Ramos has served as Senior Vice President – Chief Science Officer since joining Danaher in December 2020. Prior to joining Danaher, Dr. Gutierrez-Ramos served as Vice President – Drug Discovery for AbbVie, Inc., a biopharmaceutical company, from January 2020 to December 2020; as President and CEO of Repertoire Immune Medicines, a biotechnology company, from August 2018 until January 2020; and as President and CEO of Synlogic, Inc., a biopharmaceutical company, from August 2015 until August 2018.
William H. King has served as Senior Vice President – Strategic Development since 2014.
Daniel A. Raskas has served as Senior Vice President – Corporate Development since 2010.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the symbol DHR. As of February 3, 2023, there were 2,300 holders of record of Danaher’s common stock.
Any future payments of dividends on the Company’s common stock will be determined by Danaher’s Board of Directors and will depend on business conditions, Danaher’s earnings and other factors Danaher’s Board deems relevant.
Issuer Purchases of Equity Securities
Refer to Note 19 to the Consolidated Financial Statements included in this Annual Report for a discussion of the Company’s common stock repurchase program. Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during 2022, 2021 or 2020, other than as described in Note 19.
Recent Issuances of Unregistered Securities
None

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide material information relevant to an assessment of Danaher’s financial condition and results of operations, including an evaluation of the amounts and certainty of cash flows from operations and from outside sources. The MD&A is designed to focus specifically on material events and uncertainties known to management that are reasonably likely to cause reported financial information not to be necessarily indicative of future operating results or of future financial condition. This includes descriptions and amounts of matters that have had a material impact on reported operations, as well as matters that are reasonably likely based on management’s assessment to have a material impact on future operations. The Company’s MD&A is divided into five sections:
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Estimates
•New Accounting Standards
This discussion and analysis should be read together with Danaher’s audited financial statements and related Notes thereto as of December 31, 2022 and 2021 and for each of the three years in the period ended December 31, 2022 included in this Annual Report. Management's discussion and analysis of financial condition and results of operations for 2020 is included in Item 7 of the Company’s Annual Report on Form 10-K with respect to the year ended December 31, 2021 filed with the Securities and Exchange Commission, as supplemented by the discussion herein of the new Biotechnology and Life Sciences segments (which were previously reported together as the former Life Sciences segment), and should be referred to for information regarding this period.
Unless otherwise indicated, all financial results in this report refer to continuing operations.
OVERVIEW
General
Refer to “Item 1. Business—General” for a discussion of Danaher’s strategic objectives and methodologies for delivering long-term shareholder value. Danaher is a multinational business with global operations. During 2022, approximately 58% of Danaher’s sales were derived from customers outside the United States. As a diversified, global business, Danaher’s operations are affected by worldwide, regional and industry-specific economic and political factors. Danaher’s geographic and industry diversity, as well as the range of its products and services, help limit the impact of any one industry or the economy of any single country on its consolidated operating results. The Company’s individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.
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
Business Performance
Consolidated revenues for the year ended December 31, 2022 increased 7.0% as compared to 2021. Acquisitions contributed 1.5% to the increase in revenues in 2022 and the impact of currency translation decreased reported sales 4.0%. Core sales increased 9.5% in 2022 compared to 2021 (for the definition of “core sales” refer to “—Results of Operations” below). The Company’s continued investments in sales growth initiatives and the other business-specific factors referenced below contributed to core sales growth. Geographically, both high-growth and developed markets contributed to year-over-year core sales growth during 2022. Core sales in developed markets grew at a low-teens rate in 2022 as compared to 2021 and were driven by North America and Western Europe. Core sales in high-growth markets grew at a low-single digit rate in 2022 as compared to 2021, with broad-based growth across these markets, led by growth in China. High-growth markets represented approximately 29% of the Company’s total sales in 2022.
The Company’s net earnings from continuing operations for the year ended December 31, 2022 totaled approximately $7.2 billion, compared to approximately $6.3 billion for the year ended December 31, 2021. Net earnings attributable to common stockholders for the year ended December 31, 2022 totaled approximately $7.1 billion or $9.66 per diluted common share compared to approximately $6.3 billion or $8.61 per diluted common share for the year ended December 31, 2021. The increase in net earnings in 2022 as compared to 2021 was driven by increased sales in the Company’s existing businesses and sales from acquired businesses, by a lower effective tax rate in 2022 driven by discrete tax benefits and by the impact of the non-recurring charge incurred in 2021 related to the modification and partial termination of a prior commercial arrangement and resolution of the associated litigation recorded, partially offset by investment losses recorded in 2022. Refer to “—Results of Operations” for further discussion of the year-over-year changes in net earnings and diluted net earnings per common share for the year ended December 31, 2022.
For a discussion of the impact of supply chain disruptions, labor availability constraints and increased labor costs on our businesses in 2022, please see “Item 1. Business – Materials.” For a discussion of the impact of the Russia-Ukraine conflict on our businesses in 2022, please see “Item 1. Business – Russia-Ukraine Conflict.”
The COVID-19 Pandemic
The global spread of a novel strain of coronavirus (COVID-19) has led to unprecedented restrictions on, and disruptions in, business and personal activities, including as a result of preventive and precautionary measures that we, other businesses, our communities and governments have taken and are taking to mitigate the spread of the virus and to manage its impact. The Company continues to actively monitor the COVID-19 pandemic, including the current spread of certain variants of the virus and plan for potential impacts on its business. The Company has deployed our capabilities, expertise and scale to address the critical health needs related to COVID-19, including developing and making available diagnostic tests for the rapid detection of COVID-19 as well as providing critical support to firms that are developing and producing vaccines and therapies for COVID-19. While the conditions related to the pandemic generally improved in most geographies in 2022 compared to 2021, conditions vary significantly by geography. For example, during the first half of 2022, COVID-19 considerations resulted in the re-imposition of widespread shutdowns and restrictions in China. During the fourth quarter of 2022, China relaxed many of these restrictions and began experiencing increasing COVID-19 related cases resulting in lower patient volumes for elective procedures and wellness visits as hospitals prioritized treating COVID-19 related cases. These higher COVID-19 related cases in China are anticipated to continue at least into the first quarter of 2023. The resulting impact to the Company will depend upon the prevalence of COVID-19 in the impacted regions of China and the resulting impact on economic activity, including demand and production capacity.
Demand for the Company’s products that support COVID-19 related vaccines and therapeutics (including initiatives that seek to prevent or mitigate similar, future pandemics) decreased in 2022 versus 2021. The Company expects overall demand for these products to decrease in 2023 versus 2022. Additionally, demand for the Company’s products that support COVID-19 testing continues to fluctuate significantly driven by increases or decreases in COVID-19 cases in particular geographies. While sales of COVID-19 related testing products increased in 2022 compared to 2021, the Company expects overall demand for these products to decrease in 2023 as the pandemic subsides in most geographies and evolves toward endemic status.
Due to the speed with which the COVID-19 situation has evolved, the global breadth of its spread, the range of governmental and community responses thereto and our geographic and business line diversity, its further impact on our business remains highly uncertain, but may be materially negative to certain elements of our business. The potential negative impact will depend on future developments including but not limited to:
•the degree of spread and severity of COVID-19 variants and government responses thereto;
•the timing and durability of continued recovery in the global demand for our non-COVID-19 related products and services; and
•the degree and pace of continuing declines in demand for products supporting COVID-19 testing and for products related to developing and producing vaccines and therapies for COVID-19.

For additional information on the risks of COVID-19 to the Company’s operations, refer to the “Item 1A. Risk Factors” section of this Annual Report.
Acquisitions
During 2022 the Company acquired 10 businesses for total consideration of $637 million in cash, net of cash acquired. The businesses acquired complement existing units of each of the Company’s four segments. The aggregate annual sales of the 10 businesses acquired in 2022 at the time of their acquisition, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $91 million.
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
Core sales growth (and the related measure of core sales including Cytiva) should be considered in addition to, and not as a replacement for or superior to, sales, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting these non-GAAP financial measures provides useful information to investors by helping identify underlying growth trends in Danaher’s business and facilitating comparisons of Danaher’s revenue performance with its performance in prior and future periods and to Danaher’s peers. Management also uses these non-GAAP financial measures to measure the Company’s operating and financial performance and uses core sales growth (and previously used core sales growth including Cytiva) as one of the performance measures in the Company’s executive short-term cash incentive program. The Company excludes the effect of currency translation from these measures because currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends, and excludes the effect of acquisitions (other than Cytiva sales, in the case of core sales growth including Cytiva) and divestiture-related items because the nature, size, timing and number of acquisitions and divestitures can vary dramatically from period-to-period and between the Company and its peers and can also obscure underlying business trends and make comparisons of long-term performance difficult.

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
Sales Growth, Core Sales Growth and Core Sales Growth Including Cytiva

	2022 vs. 2021	2021 vs. 2020
Total sales growth (GAAP)	7.0%	32.0%
Impact of:
Acquisitions/divestitures	(1.5)%	(7.5)%
Currency exchange rates	4.0%	(1.5)%
Core sales growth (non-GAAP)	9.5%	23.0%
Impact of Cytiva sales growth (net of divested product lines)		2.0%
Core sales growth including Cytiva (non-GAAP)		25.0%
2022 Sales Compared to 2021
Total sales increased 7.0% on a year-over-year basis in 2022 primarily as a result of an increase in core sales resulting from the factors discussed below by segment as well as an increase in sales from acquired businesses. The impact of changes in currency exchange rates decreased reported sales by 4.0% on a year-over-year basis in 2022 primarily due to the unfavorable impact of the strengthening of the U.S. dollar against most other major currencies in 2022.
Operating Profit Performance
Operating profit margins were 27.6% for the year ended December 31, 2022 as compared to 25.3% in 2021. The following factors impacted year-over-year operating profit margin comparisons.
2022 vs. 2021 operating profit margin comparisons were favorably impacted by:
•Third quarter 2021 impact of the modification and partial termination of a prior commercial arrangement and resolution of the associated litigation - 185 basis points
•Higher 2022 core sales and the impact of product mix, incremental year-over-year cost savings associated with continuing productivity improvement initiatives, net of incremental year-over-year costs associated with various new product development and sales, service and marketing growth investments and incremental year-over-year material, transportation and labor costs - 60 basis points
•2021 acquisition-related fair value adjustments to inventory and transaction costs deemed significant, in each case related to the acquisition of Aldevron - 20 basis points
•2021 acquisition-related fair value adjustments to inventory and deferred revenue related to the acquisition of Cytiva - 15 basis points.
2022 vs. 2021 operating profit margin comparisons were unfavorably impacted by:
•The incremental dilutive effect in 2022 of acquired businesses, net of product line dispositions which did not qualify as discontinued operations - 30 basis points
•2022 impairments of accounts receivable and inventory as well as accruals for contractual obligations in Russia - 15 basis points
•Fourth quarter 2022 costs incurred related to the anticipated separation of the Company's Environmental & Applied Solutions business - 5 basis points

Business Segments
In the fourth quarter of 2022, the Company realigned its reportable segments to reflect changes in the Company’s internal organization resulting from the rate of growth within certain of the Company’s businesses in the former Life Sciences segment. There were no changes to the Company’s Diagnostics or Environmental & Applied Solutions segments. Prior period amounts have been restated to conform to the revised segment presentation. Sales by business segment for the years ended December 31 are as follows ($ in millions):

	2022	2021	2020
Biotechnology	$8,758	$8,570	$5,276
Life Sciences	7,036	6,388	5,300
Diagnostics	10,849	9,844	7,403
Environmental & Applied Solutions	4,828	4,651	4,305
Total	$31,471	$29,453	$22,284
For information regarding the Company’s sales by geographical region, refer to Note 5 to the Consolidated Financial Statements.

BIOTECHNOLOGY
The Biotechnology segment includes the bioprocessing and discovery and medical businesses and offers a broad range of tools, consumables and services that are primarily used by customers to advance and accelerate the research, development, manufacture and delivery of biological medicines. The biotherapeutics that the Company’s solutions support range from replacement therapies such as insulin, vaccines, recombinant proteins and other biologic drugs, to novel cell, gene, mRNA and other nucleic acid therapies.
Biotechnology Selected Financial Data

	Year Ended December 31
($ in millions)	2022	2021	2020
Sales	$8,758	$8,570	$5,276
Operating profit	3,008	3,074	1,082
Depreciation	190	158	91
Amortization of intangible assets	812	901	670
Operating profit as a % of sales	34.3%	35.9%	20.5%
Depreciation as a % of sales	2.2%	1.8%	1.7%
Amortization as a % of sales	9.3%	10.5%	12.7%
Sales Growth, Core Sales Growth and Core Sales Growth Including Cytiva

	2022 vs. 2021	2021 vs. 2020
Total sales growth (GAAP)	2.0%	62.5%
Impact of:
Acquisitions/divestitures	(0.5)%	(31.5)%
Currency exchange rates	4.5%	(1.5)%
Core sales growth (non-GAAP)	6.0%	29.5%
Impact of Cytiva sales growth (net of divested product lines)		7.0%
Core sales growth including Cytiva (non-GAAP)		36.5%
2022 Sales Compared to 2021
Price increases in the segment contributed 4.0% to sales growth on a year-over-year basis during 2022 as compared with 2021 and are reflected as a component of the change in core revenue growth.
During 2022, total Biotechnology segment sales increased 2.0% primarily as a result of increased core sales resulting from the factors discussed below, partially offset by the impact of changes in currency exchange rates due to the strengthening of the U.S. dollar in 2022 compared to 2021. Increased year-over-year core sales in the segment’s bioprocessing business were led by North America and Western Europe as the business experienced strong underlying demand for non-COVID-19 related instruments and consumables offsetting a decline in sales of instruments and consumables used in the research, development and production of COVID-19 related treatments and vaccines and the completion of a major project in China during 2021. Core sales of the businesses’ COVID-19 related products decreased year-over-year as a result of lower underlying demand for COVID-19 related therapeutics and vaccines and as customers reduce inventory levels of these products in light of this lower demand. Core sales for the discovery and medical business increased in 2022 compared to 2021 driven by higher sales of lab filtration and protein research products. Geographically, core sales in the discovery and medical business were led by North America, Western Europe and China.
2021 Sales Compared to 2020
Price increases in the segment contributed 2.0% to sales growth on a year-over-year basis during 2021 as compared with 2020 and are reflected as a component of the change in core revenue growth.
During 2021, total Biotechnology segment sales increased 62.5% primarily as a result of increased sales from the acquisition of Cytiva on March 31, 2020 (the “Cytiva Acquisition”), increased core sales resulting from the factors discussed below and the impact of changes in currency exchange rates due to the weakening of the U.S. dollar against most major currencies in 2021 compared to 2020. In 2021, the bioprocessing business experienced significant increased year-over-year core sales, driven by demand for instruments and consumables used in the research and development and production of COVID-19 therapeutics and vaccines and increased demand for non-COVID-19 related products as well as from the completion of a major project in China. Geographically, demand for these products increased across all major geographies, led by North America, Western Europe and China. Core sales for the discovery and medical business increased in 2021 compared to 2020 driven by higher sales of protein research and lab filtration products.
Operating Profit Performance
Operating profit margins declined 160 basis points during 2022 as compared to 2021. The following factors impacted year-over-year operating profit margin comparisons.
2022 vs. 2021 operating profit margin comparisons were unfavorably impacted by:
•Incremental year-over-year costs associated with various new product development, sales, service and marketing growth investments, restructuring and continuing productivity improvement initiatives, the impact of product mix, and incremental year-over-year material, transportation and labor costs, net of the impact of higher 2022 core sales - 170 basis points
•The incremental dilutive effect in 2022 of acquired businesses - 30 basis points
•2022 impairment of accounts receivable and inventory in Russia - 15 basis points
2022 vs. 2021 operating profit margin comparisons were favorably impacted by:
•2021 acquisition-related fair value adjustments to inventory and deferred revenue, in each case related to the acquisition of Cytiva - 55 basis points
Depreciation as a percentage of sales increased in 2022 as compared with 2021 as the increase in depreciation attributable to assets related to the acquisition of Cytiva and capital expenditures exceeded the increase in sales. Amortization of intangible assets as a percentage of sales decreased in 2022 as compared with 2021 primarily due to the increase in sales.
Operating profit margins increased 1,540 basis points during 2021 as compared to 2020. The following factors favorably impacted year-over-year operating profit margin comparisons.
•2020 acquisition-related fair value adjustments to inventory and deferred revenue, transaction costs deemed significant and integration preparation costs, net of 2021 acquisition-related fair value adjustments to inventory and deferred revenue in each case related to the acquisition of Cytiva - 875 basis points
•Higher 2021 core sales, the impact of product mix and the impact of foreign currency exchange rates, net of incremental year-over-year costs associated with various new product development and sales and marketing growth investments and incremental year-over-year material and labor costs - 585 basis points
•The incremental accretive effect in 2021 of acquired businesses, net of product line dispositions which did not qualify as discontinued operations - 80 basis points

Depreciation as a percentage of sales increased in 2021 as compared with 2020 as the increase in depreciation attributable to assets related to the acquisition of Cytiva and capital expenditures exceeded the increase in sales. Amortization of intangible assets as a percentage of sales decreased in 2021 as compared with 2020 primarily due to increased sales from the acquisition of Cytiva exceeding the increase in amortization.

LIFE SCIENCES
The Life Sciences segment offers a broad range of instruments and consumables that are primarily used by customers to study the basic building blocks of life, including DNA and RNA, nucleic acid, proteins, metabolites and cells, in order to understand the causes of disease, identify new therapies, and test and manufacture new drugs, vaccines and gene editing technologies. Additionally, the segment provides products and consumables used to filter and remove contaminants from a variety of liquids and gases in many end-market applications.
Life Sciences Selected Financial Data

	Year Ended December 31
($ in millions)	2022	2021	2020
Sales	$7,036	$6,388	$5,300
Operating profit	1,414	1,293	972
Depreciation	112	100	92
Amortization of intangible assets	419	282	200
Operating profit as a % of sales	20.1%	20.2%	18.3%
Depreciation as a % of sales	1.6%	1.6%	1.7%
Amortization as a % of sales	6.0%	4.4%	3.8%
Sales Growth and Core Sales Growth

	2022 vs. 2021	2021 vs. 2020
Total sales growth (GAAP)	10.0%	20.5%
Impact of:
Acquisitions/divestitures	(5.5)%	(2.0)%
Currency exchange rates	5.0%	(1.5)%
Core sales growth (non-GAAP)	9.5%	17.0%
2022 Sales Compared to 2021
Price increases in the segment contributed 5.0% to sales growth on a year-over-year basis during 2022 as compared with 2021 and are reflected as a component of the change in core revenue growth.
During 2022, total Life Sciences segment sales increased 10.0% primarily as a result of increased core sales resulting from the factors discussed below and increased sales from acquisitions, partially offset by the impact of changes in currency exchange rates due to the strengthening of the U.S. dollar in 2022 compared to 2021. Core sales for the Company’s flow cytometry, genomics, lab automation, centrifugation, particle counting and characterization business decreased in 2022 primarily as a result of declines in Western Europe due to lower demand for genomic sample preparation consumables used in COVID-19 testing. These declines were partially offset by core sales growth in all other major product lines, led geographically by North America and China. Core sales in the mass spectrometry business increased in 2022 across all major end-markets driven in part by demand from recent product launches. Geographically, demand increased across all major geographies, led by North America, Western Europe and China. In 2022, core sales for the genomic consumables businesses increased compared to 2021 due to strong demand across most major product lines, led geographically by North America. Core sales for the industrial filtration business increased in 2022 compared to 2021 due to strong demand for these products across all major end-markets, led by microelectronics, aerospace and fluid technology and asset protection. Core sales for the industrial filtration business increased across all major geographies.
2021 Sales Compared to 2020
Price increases in the segment contributed 1.5% to sales growth on a year-over-year basis during 2021 as compared with 2020 and are reflected as a component of the change in core revenue growth.
During 2021, total Life Sciences segment sales increased 20.5% primarily as a result of increased core sales resulting from the factors discussed below, increased sales from acquisitions and the impact of changes in currency exchange rates due to the weakening of the U.S. dollar in 2021 compared to 2020. Core sales for the Company’s flow cytometry, genomics, lab automation, centrifugation, particle counting and characterization business increased in 2021 across all major geographies, led by North America and Western Europe. Core sales for the business were driven by demand earlier in the year for genomic sample preparation consumables related to COVID-19 as well as demand for flow cytometry products. Core sales in the mass spectrometry business increased in 2021 across all major end-markets driven in part by demand for new products. Geographically, demand increased across all major geographies, led by North America, Western Europe and China. In 2021, core sales for the industrial filtration business increased compared to 2020 due to strong demand for these products led by the microelectronics end-market, partially offset by weaker demand in the aerospace end-market. Geographically, core sales for the business were led by China and other high-growth markets, partially offset by North America.
The acquisition of Aldevron on August 30, 2021 has provided, and is expected to continue to provide, additional sales and earnings growth opportunities for the Company’s Life Sciences segment by expanding the business’ product line diversity, including new product and service offerings that complement the Company’s genomic medicine solutions. Since acquisition, Aldevron has seen sales growth in all major product lines compared to the prior year period.
Operating Profit Performance
Operating profit margins declined 10 basis points during 2022 as compared to 2021. The following factors impacted year-over-year operating profit margin comparisons.
2022 vs. 2021 operating profit margin comparisons were favorably impacted by:
•2021 acquisition-related fair value adjustments to inventory and transaction costs deemed significant, in each case related to the acquisition of Aldevron - 90 basis points
•Higher 2022 core sales, net of incremental year-over-year costs associated with various sales and marketing growth investments, incremental year-over-year material, transportation and labor costs and incremental restructuring and continuing productivity improvement initiatives - 50 basis points
2022 vs. 2021 operating profit margin comparisons were unfavorably impacted by:
•The incremental dilutive effect in 2022 of acquired businesses, net of product line dispositions which did not qualify as discontinued operations - 115 basis points
•2022 impairment of accounts receivable and inventory as well as accruals for contractual obligations in Russia - 35 basis points
Depreciation as a percentage of sales was consistent in 2022 as compared with 2021. Amortization of intangible assets as a percentage of sales increased in 2022 as compared with 2021 primarily as a result of the increase in intangible assets related to the acquisition of Aldevron.
Operating profit margins increased 190 basis points during 2021 as compared to 2020. The following factors impacted year-over-year operating profit margin comparisons.
2021 vs. 2020 operating profit margin comparisons were favorably impacted by:
• Higher 2021 core sales and the impact of product mix, incremental year-over-year cost savings associated with continuing productivity improvement initiatives and the impact of foreign currency exchange rates, net of incremental year-over-year costs associated with various new product development and sales and marketing growth investments and incremental year-over-year material and labor costs - 360 basis points
2021 vs. 2020 operating profit margin comparisons were unfavorably impacted by:
•2021 acquisition-related fair value adjustments to inventory and transaction costs deemed significant, in each case related to the acquisition of Aldevron - 90 basis points
•The incremental dilutive effect in 2021 of acquired businesses, net of product line dispositions which did not qualify as discontinued operations - 80 basis points
Depreciation as a percentage of sales were relatively consistent in 2021 as compared with 2020. Amortization of intangible assets as a percentage of sales increased in 2021 as compared with 2020 primarily due to the increase in intangible assets related to the acquisition of Aldevron.

DIAGNOSTICS
The Diagnostics segment offers clinical instruments, reagents, consumables, software and services that hospitals, physicians’ offices, reference laboratories and other critical care settings use to diagnose disease and make treatment decisions.
Diagnostics Selected Financial Data

	Year Ended December 31
($ in millions)	2022	2021	2020
Sales	$10,849	$9,844	$7,403
Operating profit	3,436	2,313	1,538
Depreciation	387	409	397
Amortization of intangible assets	203	205	205
Operating profit as a % of sales	31.7%	23.5%	20.8%
Depreciation as a % of sales	3.6%	4.2%	5.4%
Amortization as a % of sales	1.9%	2.1%	2.8%
Sales Growth and Core Sales Growth

	2022 vs. 2021	2021 vs. 2020
Total sales growth (GAAP)	10.0%	33.0%
Impact of:
Acquisitions/divestitures	(0.5)%	(0.5)%
Currency exchange rates	4.0%	(1.5)%
Core sales growth (non-GAAP)	13.5%	31.0%
2022 Sales Compared to 2021
Price increases in the segment contributed 1.0% to sales growth on a year-over-year basis during 2022 as compared with 2021 and are reflected as a component of the change in core sales growth.
During 2022, total segment sales increased 10.0% primarily as a result of increased core sales resulting from the factors discussed below, particularly higher year-over-year core sales of molecular diagnostics tests for COVID-19 which contributed significantly to overall segment core sales growth, partially offset by the impact of changes in currency exchange rates. Core sales in the molecular diagnostics business increased on a year-over-year basis led by North America and Western Europe as the business experienced strong growth in sales of consumables. The increase was driven primarily by increased sales of diagnostic test solutions for COVID-19 as well as higher year-over-year demand for non-respiratory disease tests. Additional production capacity added in 2021 allowed the business to produce more diagnostic tests in 2022 and meet continued strong demand by private and government customers. Core sales in the segment’s clinical lab business grew on a year-over-year basis as increased demand in North America and Japan offset weaker demand in China where COVID-19 related restrictions reduced patient volumes. During 2022, core sales in the acute care diagnostic business increased year-over-year primarily due to increased demand for its blood gas product line. Geographically, demand was driven by Western Europe, North America and China. Core sales in the pathology business grew year-over-year across all major geographies, driven by increased demand for core histology, advanced staining and pathology imaging products.
Operating Profit Performance
Operating profit margins increased 820 basis points during 2022 as compared to 2021. The following factors impacted year-over-year operating profit margin comparisons.
2022 vs. 2021 operating profit margin comparisons were favorably impacted by:
•Third quarter 2021 impact of the modification and partial termination of a prior commercial arrangement and resolution of the associated litigation - 555 basis points
•Higher 2022 core sales and the impact of product mix, net of incremental year-over-year costs associated with material, transportation and labor, restructuring and continuing productivity improvement initiatives, sales and marketing growth initiatives and various new product development initiatives - 250 basis points
•The incremental accretive effect in 2022 of acquired businesses - 10 basis points
•First quarter 2021 impairment charge related to a trade name - 10 basis points

2022 vs. 2021 operating profit margin comparisons were unfavorably impacted by:
•2022 impairments of accounts receivable as well as accruals for contractual obligations in Russia - 5 basis points
Depreciation and amortization of intangible assets both decreased as a percentage of sales during 2022 as compared with 2021, primarily as a result of the increase in sales.

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
Environmental & Applied Solutions Selected Financial Data

	Year Ended December 31
($ in millions)	2022	2021	2020
Sales	$4,828	$4,651	$4,305
Operating profit	1,135	1,054	979
Depreciation	40	44	47
Amortization of intangible assets	50	62	63
Operating profit as a % of sales	23.5%	22.7%	22.7%
Depreciation as a % of sales	0.8%	0.9%	1.1%
Amortization as a % of sales	1.0%	1.3%	1.5%
Sales Growth and Core Sales Growth

	2022 vs. 2021	2021 vs. 2020
Total sales growth (GAAP)	4.0%	8.0%
Impact of:
Acquisitions/divestitures	0.5%	1.5%
Currency exchange rates	3.5%	(1.5)%
Core sales growth (non-GAAP)	8.0%	8.0%
2022 Sales Compared to 2021
Price increases in the segment contributed 7.5% to sales growth on a year-over-year basis during 2022 as compared with 2021 and are reflected as a component of the change in core revenue growth.
In 2022, total Environmental & Applied Solutions segment sales increased 4.0%, primarily as a result of core sales growth driven by the factors discussed below, partially offset by the impact of changes in currency exchange rates and divestitures, net of acquisitions.
On an overall basis, in 2022 core sales in the segment’s water quality businesses increased at a low-double digit rate. Year-over-year core sales in the analytical instrumentation product line increased driven by higher core sales in the municipal and industrial end-markets. Geographically, core sales growth was led by North America and Western Europe. Core sales in the chemical treatment solutions product line increased as a result of higher core sales across all major end-markets. Geographically, the increase in core sales of chemical treatment solutions was driven by North America and Latin America.
The segment’s product identification businesses’ core sales grew at a mid-single digit rate. Core sales in the marking and coding business increased led by the food and beverage end-market. Geographically, core sales growth was led by North America, Western Europe and Latin America, partially offset by the core sales decline from the suspension of shipments to Russia. Year-over-year core sales in the packaging and color solutions products and services business increased, geographically led by Western Europe.

In September 2022, the Company announced its intention to spin-off its Environmental & Applied Solutions business into a publicly traded company. The transaction is expected to be tax-free to the Company’s shareholders. The Company is targeting to complete the EAS Separation in the fourth quarter of 2023, subject to the satisfaction of certain conditions, including obtaining final approval from the Danaher Board of Directors, satisfactory completion of financing, receipt of tax opinions, receipt of favorable rulings from the Internal Revenue Service (“IRS”) and receipt of other regulatory approvals.
Operating Profit Performance
Operating profit margins increased 80 basis points during 2022 as compared to 2021. The following factors impacted year-over-year operating profit margin comparisons.
2022 vs. 2021 operating profit margin comparisons were favorably impacted by:
•Higher 2022 core sales and incrementally lower year-over-year costs associated with various new product development initiatives, net of the impact of product mix, incremental year-over-year costs associated with material, transportation and labor and restructuring and continuing productivity improvement initiatives and incremental year-over-year costs for sales, service and marketing growth investments - 85 basis points
•The incremental net accretive effect in 2022 of acquired businesses and product line dispositions which did not qualify as discontinued operations - 20 basis points
2022 vs. 2021 operating profit margin comparisons were unfavorably impacted by:
•Second quarter 2022 impairment charge related to technology and customer relationships - 20 basis points
•2022 impairments of accounts receivable and inventory in Russia - 5 basis points
Depreciation and amortization of intangible assets as a percentage of sales decreased in 2022 as compared with 2021 primarily as a result of the increase in sales.

COST OF SALES AND GROSS PROFIT

	Year Ended December 31
($ in millions)	2022	2021	2020
Sales	$31,471	$29,453	$22,284
Cost of sales	(12,522)	(11,501)	(9,809)
Gross profit	$18,949	$17,952	$12,475
Gross profit margin	60.2%	61.0%	56.0%
The year-over-year increase in cost of sales during 2022 as compared with 2021 was due primarily to the impact of higher year-over-year sales volumes, including sales volumes from recently acquired businesses and incremental year-over-year costs associated with material, transportation, labor and restructuring and continuing productivity improvement initiatives. This increase was partially offset by lower incremental year-over-year acquisition-related charges associated with fair value adjustments to inventory in connection with the 2021 acquisition of Aldevron, which increased cost of sales by $59 million in 2021.
The year-over-year decrease in gross profit margin during 2022 as compared with 2021 was driven by incremental year-over-year costs associated with material, transportation, labor and restructuring and continuing productivity improvement initiatives. In addition, the gross profit margin was negatively impacted by a 2022 inventory charge related to reduction of business activities in Russia. Gross profit margins declines were partially offset by increased year-over-year core sales and product mix as well as the impact of acquisition-related charges incurred in 2021. The 2021 acquisition-related charges of $76 million included fair value adjustments to deferred revenue related to the acquisition of Cytiva and fair value adjustments to inventory in connection with the acquisitions of Aldevron and Cytiva.

OPERATING EXPENSES

	Year Ended December 31
($ in millions)	2022	2021	2020
Sales	$31,471	$29,453	$22,284
Selling, general and administrative (“SG&A”) expenses	(8,516)	(8,198)	(6,896)
Research and development (“R&D”) expenses	(1,745)	(1,742)	(1,348)
Other operating expenses	—	(547)	—
SG&A as a % of sales	27.1%	27.8%	30.9%
R&D as a % of sales	5.5%	5.9%	6.0%
Other operating expenses as a % of sales	—%	1.9%	—%
SG&A expenses as a percentage of sales declined 70 basis points on a year-over-year basis for 2022 compared with 2021. The decline was driven by the benefit of increased leverage of the Company’s general and administrative cost base, including amortization expense, resulting from higher 2022 sales, including sales volumes from recently acquired businesses, as well as incremental year-over-year cost savings associated with continuing productivity improvement initiatives. The Company’s 2021 transaction costs for the acquisition of Aldevron also benefited the year-over-year comparison of SG&A as a percentage of sales. These decreases were partially offset by continued investments in sales and marketing growth initiatives, increased labor costs and incremental restructuring and continuing productivity improvement costs as well as higher amortization expense. Additionally, the declines were partially offset by charges related to impairments of certain accounts receivable and accrual of contractual obligations incurred in Russia and by an impairment charge related to technology and customer relationships incurred in 2022, net of the impact of an impairment charge related to a trade name in 2021.
R&D expenses (consisting principally of internal and contract engineering personnel costs) as a percentage of sales declined in 2022 as compared with 2021, primarily due to the sales growth rate exceeding the spending growth related to new product development initiatives.
Other operating expenses and other operating expenses as a percentage of sales decreased in 2022 compared with 2021 as a result of the contract settlement expense related to the modification and partial termination of a prior commercial arrangement and resolution of the associated litigation during 2021. Refer to Note 8 to the Consolidated Financial Statements.

NONOPERATING INCOME (EXPENSE)
Nonoperating income (expense) consists primarily of net unrealized and realized gains/losses resulting from changes in the fair value of the Company’s investments in equity securities and investments in partnerships, the non-service cost components of net periodic benefit costs, gains on the sale of product lines and impairments of equity method investments. Refer to Note 9 to the Consolidated Financial Statements.

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

INTEREST COSTS
Interest expense of $211 million for 2022 was $27 million lower than in 2021, due primarily to lower average debt balances in 2022 compared to 2021 and the impact of the stronger U.S. dollar in 2022 on the interest expense for the Company’s foreign currency denominated debt (and U.S. dollar debt that has been effectively converted into foreign currency through cross-currency swap derivative contracts). Interest income of $41 million for 2022 was $30 million higher than in 2021, due primarily to higher interest rates and higher cash balances in 2022.
For a further description of the Company’s debt and cross-currency swap derivative contracts related to the debt as of December 31, 2022 refer to Notes 14 and 15 to the Consolidated Financial Statements.

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
Year-Over-Year Changes in the Tax Provision and Effective Tax Rate

	Year Ended December 31
	2022	2021	2020
Effective tax rate from continuing operations	13.1%	16.5%	18.9%
The Company’s effective tax rate for 2022 differs from the U.S. federal statutory rate of 21.0% due principally to net deferred tax benefits resulting from legal and operational actions undertaken to realign certain of its businesses, as well as excess tax benefits from stock-based compensation, the release of reserves for uncertain tax positions due to the expiration of statutes of limitation and audit settlements and changes in estimates related to prior year tax filing positions, net of changes in estimates associated with prior period uncertain tax positions.
The Company’s effective tax rate for 2021 differs from the U.S. federal statutory rate of 21.0% due principally to net discrete benefits related primarily to the release of reserves for uncertain tax positions due to the expiration of statutes of limitation and audit settlements and excess tax benefits from stock-based compensation, net of changes in estimates associated with prior period uncertain tax positions.
The Company conducts business globally and files numerous consolidated and separate income tax returns in the U.S. federal and state and non-U.S. jurisdictions. The non-U.S. countries in which the Company has a significant presence include China, Denmark, Germany, Singapore, Sweden, Switzerland and the United Kingdom. Excluding these jurisdictions, the Company believes that a change in the statutory tax rate of any individual non-U.S. country would not have a material effect on the Company’s Consolidated Financial Statements given the geographic dispersion of the Company’s taxable income.
The Company and its subsidiaries are routinely examined by various U.S. and non-U.S. taxing authorities. The IRS has completed substantially all of the examinations of the Company’s federal income tax returns through 2015 and is currently examining certain of the Company’s federal income tax returns for 2016 through 2018. In addition, the Company has subsidiaries in Belgium, Canada, China, Denmark, France, Germany, India, Italy, Japan, Korea, Switzerland, the United Kingdom and various other countries, states and provinces that are currently under audit for years ranging from 2004 through 2021.

Similar to the position it took in connection with the audit of the Company’s taxable income for the years 2012 through 2015, in the fourth quarter of 2022, the IRS proposed significant adjustments to the Company’s taxable income for the years 2016 through 2018 with respect to the deferral of tax on certain premium income related to the Company’s self-insurance programs. The settlement of this matter for the 2012 through 2015 audit was not material to the Company’s financial statements but did not preclude the IRS from proposing similar adjustments in future audit periods, as the IRS has with the 2022 assessment. For income tax purposes, the recognition of premium income has been deferred in accordance with U.S. tax laws related to insurance. The IRS is challenging the deferral of premium income for certain types of the Company’s self-insurance policies. The proposed adjustments would increase the Company’s taxable income over the 2016 through 2018 periods by approximately $2.5 billion. Due to the enactment of the TCJA in 2017 and the resulting reduction in the U.S. corporate tax rate for years after 2017, the Company remeasured its deferred tax liabilities related to the temporary differences associated with this deferred premium income from 35.0% to 21.0%. If the Company is unsuccessful in defending its position, taxes owed to the IRS may be computed under the previous 35.0% statutory tax rate and the Company may be required to remeasure the related deferred tax liabilities from 21.0% to 35.0%, which in addition to any interest due on the amounts assessed, would require a charge to future earnings. Management believes the positions the Company has taken in its U.S. tax returns are in accordance with the relevant tax laws and intends to vigorously defend these positions.
Tax authorities in Denmark have issued tax assessments related to interest accrued by certain of the Company’s subsidiaries for the years 2004 through 2015. During the first quarter of 2021, the Company received a notice from the Danish tax authorities that included a significant reduction in the interest amounts imposed in the original tax assessments. Taking into account the revised interest amounts, the assessments total approximately DKK 2.1 billion including applicable accrued interest (approximately $298 million based on the exchange rate as of December 31, 2022). The Company’s appeal of the tax assessments with the Danish National Tax Tribunal has been put on hold awaiting the final outcome of other preceding withholding tax cases that have been brought before the Danish High Court and the Danish Supreme Court. Management believes the positions the Company has taken in Denmark are in accordance with the relevant tax laws and is vigorously defending its positions. The Company intends on pursuing this matter through the Danish High Court and the Danish Supreme Court should the appeal to the Danish National Tax Tribunal be unsuccessful. While the ultimate resolution of this matter is uncertain and could take many years, taking into account the payments the Company has previously made related to these assessments in order to mitigate further interest accrual claims, the Company does not expect the resolution of this matter will have a future material adverse impact to the Company’s financial statements, including its cash flow and effective tax rate.
The Company expects its 2023 effective tax rate to be approximately 19.5% which is higher than the 2022 rate due primarily to the impact of net discrete tax benefits on the 2022 effective tax rate that are not expected to repeat in 2023 and the geographic mix of earnings anticipated for 2023. Any future legislative changes in the United States and/or potential tax reform in other jurisdictions could cause the Company’s effective tax rate to differ from this estimate. Refer to Note 7 to the Consolidated Financial Statements for additional information related to income taxes.

DISCONTINUED OPERATIONS AND ENVIRONMENTAL & APPLIED SOLUTIONS SEPARATION
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
Environmental & Applied Solutions Separation
In September 2022, the Company announced its intention to spin-off its Environmental & Applied Solutions business into a publicly traded company. The transaction is expected to be tax-free to the Company’s shareholders. The Company is targeting to complete the EAS Separation in the fourth quarter of 2023, subject to the satisfaction of certain conditions, including obtaining final approval from the Danaher Board of Directors, satisfactory completion of financing, receipt of tax opinions, receipt of favorable rulings from the IRS and receipt of other regulatory approvals.
Refer to Note 3 to the Consolidated Financial Statements for additional information.

COMPREHENSIVE INCOME
Comprehensive income decreased by $410 million in 2022 as compared to 2021, primarily driven by the impact of higher losses from foreign currency translation adjustments in 2022 compared to 2021 and a decrease in the income from pension and postretirement plan benefit adjustments and cash flow hedge adjustments in 2022 compared to 2021, partially offset by higher net earnings in 2022 compared to 2021. The Company recorded a foreign currency translation loss of approximately $2.1 billion for 2022 compared to a loss of approximately $1.3 billion for 2021. The Company recorded a pension and postretirement plan benefit gain of $209 million for 2022 compared to a gain of $378 million for 2021. The Company recorded gains from cash flow hedge adjustments related to the Company’s derivative contracts in 2022 of $51 million compared to gains of $247 million in 2021.

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
Interest Rate Risk
The Company manages interest cost using a mixture of fixed-rate and at times variable-rate debt. A change in interest rates on fixed-rate debt impacts the fair value of the debt but not the Company’s earnings or cash flow because the interest on such debt is fixed. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. As of December 31, 2022, an increase of 100 basis points in interest rates would have decreased the fair value of the Company’s fixed-rate long-term debt by approximately $1.5 billion.
As of December 31, 2022, the Company had no variable-rate debt obligations, however, the interest rates of the Company’s euro-based commercial paper borrowings are fixed based on short-term market rates at the time of issuance (refer to Note 14 to the Consolidated Financial Statements for information regarding the Company’s outstanding commercial paper balances as of December 31, 2022). As a result, the Company’s primary interest rate exposure results from changes in short-term interest rates. As these shorter duration obligations mature, the Company may issue additional short-term commercial paper obligations to refinance all or part of these borrowings, to the extent commercial paper markets are available. In 2022, the average annual interest rate associated with the Company’s outstanding commercial paper borrowings was approximately 43 basis points. A hypothetical increase of this average by 100 basis points would have increased the Company’s 2022 interest expense by approximately $21 million.
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
Currency exchange rates negatively impacted 2022 reported sales on a year-over-year basis primarily due to the strengthening of the U.S. dollar against most major currencies during 2022. If the currency exchange rates in effect as of December 31, 2022 were to prevail throughout 2023, the Company’s 2023 sales would be essentially flat relative to 2022 sales. Strengthening of the U.S. dollar against other major currencies compared to the exchange rates in effect as of December 31, 2022 would adversely impact the Company’s sales and results of operations on an overall basis. Any weakening of the U.S. dollar against other major currencies compared to the exchange rates in effect as of December 31, 2022 would positively impact the Company’s sales and results of operations.

The Company has generally accepted the exposure to exchange rate movements without using derivative financial instruments to manage this transactional exchange risk, although the Company has used foreign currency-denominated debt and cross-currency swaps to hedge a portion of its net investments in non-U.S. operations against adverse movements in exchange rates. Both positive and negative movements in currency exchange rates against the U.S. dollar will continue to affect the reported amount of sales and net earnings in the Company’s Consolidated Financial Statements. In addition, the Company has assets and liabilities held in foreign currencies. A 10% depreciation in major currencies relative to the U.S. dollar as of December 31, 2022 would have reduced foreign currency-denominated net assets and stockholders’ equity by approximately $1.7 billion. Refer to Note 15 to the Consolidated Financial Statements for information regarding the Company’s hedging of a portion of its net investment in non-U.S. operations.
Equity Price Risk
The Company’s investment portfolio from time to time includes publicly-traded equity securities that are sensitive to fluctuations in market price. As of December 31, 2022, the Company held $16 million of publicly-traded equity securities, excluding equity-method investments. Additionally, the Company holds non-marketable equity investments in privately held companies that may be impacted by equity price risks. These non-marketable equity investments are accounted for under the Fair Value Alternative method with changes in fair value recorded in earnings. Volatility in the equity markets or other fair value considerations could affect the value of these investments and require losses or gains to be recognized in earnings.
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

Overview of Cash Flows and Liquidity
Following is an overview of the Company’s cash flows and liquidity for the years ended December 31:

($ in millions)	2022	2021	2020
Total operating cash flows provided by continuing operations	$8,519	$8,358	$6,215

Cash paid for acquisitions	$(637)	$(10,961)	$(20,971)
Payments for additions to property, plant and equipment	(1,152)	(1,294)	(791)
Proceeds from sales of property, plant and equipment	9	13	2
Payments for purchases of investments	(523)	(934)	(342)
Proceeds from sales of investments	18	126	13
Proceeds from sale of product lines	—	26	826
All other investing activities	51	37	24
Net cash used in investing activities for continuing operations	$(2,234)	$(12,987)	$(21,239)

Proceeds from the issuance of common stock in connection with stock-based compensation	$31	$86	$153
Proceeds from the public offering of common stock, net of issuance costs	—	—	1,729
Proceeds from the public offering of preferred stock, net of issuance costs	—	—	1,668
Payment of dividends	(818)	(742)	(615)
Net (repayments of) proceeds from borrowings (maturities of 90 days or less)	(723)	2,265	(4,637)
Proceeds from borrowings (maturities longer than 90 days)	—	984	8,670
Repayments of borrowings (maturities longer than 90 days)	(965)	(1,186)	(5,933)
Make-whole premiums to redeem borrowings prior to maturity	—	(96)	(26)
All other financing activities	(95)	(16)	(3)
Net cash (used in) provided by financing activities for continuing operations	$(2,570)	$1,295	$1,006
•Operating cash flows from continuing operations increased $161 million, or 2%, during 2022 as compared to 2021, due primarily to higher net earnings from continuing operations (after excluding charges for depreciation, amortization (including intangible assets and inventory step-up), stock compensation, gain on sale of product lines, unrealized investment gains/losses, loss on the extinguishment of debt and the contract settlement expense in 2021). These increases were partially offset by higher cash used in aggregate for accounts receivables, inventories, trade accounts payable and prepaid and accrued expenses, including deferred taxes, in 2022 compared to the prior year.
•Net cash used in investing activities consisted primarily of capital expenditures, cash paid for acquisitions and investments, net of proceeds from the sale of investments, and decreased primarily as a result of lower cash paid for acquisitions in 2022 compared to 2021. Refer to Notes 2 and 12 to the Consolidated Financial Statements included in this Annual Report for a discussion of the Company’s acquisitions and investments.
•As of December 31, 2022, the Company held approximately $6.0 billion of cash and cash equivalents.

Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, restructuring activities and productivity improvement initiatives, pension funding and other items impact reported cash flows.
Operating cash flows from continuing operations were approximately $8.5 billion for 2022, an increase of $161 million, or 2%, as compared to 2021. The year-over-year change in operating cash flows from 2021 to 2022 was primarily attributable to the following factors:
•2022 operating cash flows benefited from higher net earnings in 2022 as compared to 2021.
•Net earnings for 2022 reflected an increase of $160 million of depreciation, amortization, stock compensation expense, unrealized investment gains/losses, net of loss on the extinguishment of debt and contract settlement expense as compared to 2021. Amortization expense primarily relates to the amortization of intangible assets and inventory fair value adjustments. Depreciation expense relates to both the Company’s manufacturing and operating facilities as well as instrumentation leased to customers under operating-type lease (“OTL”) arrangements. Contract settlement expense represents the pretax charge related to the modification and partial termination of a prior commercial arrangement and resolution of the associated litigation. Refer to Note 8 to the Consolidated Financial Statements for additional information on the contract settlement expense. Depreciation, amortization, stock compensation and contract settlement expense are noncash expenses that decrease earnings without a corresponding impact to operating cash flows. Cash flows from the gain on sale of product lines and loss on the extinguishment of debt are reflected in cash flows from investing activities while unrealized investment gains/losses impact net earnings without immediately impacting cash flows as the cash flow impact from investments occurs when the invested capital is returned to the Company.
•The aggregate of trade accounts receivable, inventories and trade accounts payable used $958 million in operating cash flows during 2022, compared to $564 million of operating cash flows used in 2021. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories and trade accounts payable depends upon how effectively the Company manages the cash conversion cycle, which effectively represents the number of days that elapse from the day it pays for the purchase of raw materials and components to the collection of cash from its customers and can be significantly impacted by the timing of collections and payments in a period.
•The aggregate of prepaid expenses and other assets, deferred income taxes and accrued expenses and other liabilities used $561 million in operating cash flows during 2022, compared to $94 million used in 2021. The timing of cash payments for taxes and the impact of deferred tax benefits and charges, various employee-related liabilities, customer funding and accrued expenses drove the majority of this change.

Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures, including instruments leased to customers, cash used for investments and cash proceeds from divestitures of businesses or assets.
Net cash used in investing activities was approximately $2.2 billion during 2022 compared to approximately $13.0 billion of net cash used in 2021.
Acquisitions, Divestitures and Sale of Investments
For a discussion of the Company’s 2022 and 2021 acquisitions and divestitures refer to “—Overview” and Note 2 to the Consolidated Financial Statements. In addition, in 2022 and 2021, the Company invested $523 million and $934 million, respectively, in non-marketable equity securities and partnerships.
Capital Expenditures
Capital expenditures are made primarily for increasing manufacturing capacity, replacing equipment, supporting new product development, improving information technology systems and the manufacture of instruments that are used in OTL arrangements that certain of the Company’s businesses enter into with customers. Capital expenditures totaled approximately $1.2 billion in 2022 and $1.3 billion in 2021. The year-over-year decrease in capital spending in 2022 was primarily due to higher 2021 expenditures related to diagnostic testing capacity and declines in expenditures for instruments used in OTL arrangements, partially offset by incremental capital expenditures at Aldevron and Cytiva. In 2023, the Company expects capital expenditures to be approximately $1.5 billion primarily to increase manufacturing capacity and to support other growth opportunities.
During 2021, certain agencies of the U.S. government, including the Biomedical Advanced Research and Development Authority (“BARDA”) within the U.S. Department of Health and Human Services, agreed to finance an expansion of production capacity related to chromatography, liquid cell culture media, buffers and cell culture powder media and single-use consumables at certain of the Company’s Biotechnology businesses and the development of diagnostics testing technologies and the expansion of testing production capacity at certain of the Company’s Diagnostics businesses. The Company’s businesses may enter into similar agreements in the future. In consideration of this financing, the U.S. government has certain rights, including rights with respect to the allocation of certain of the incremental production capacity associated with such expansion and/or rights in intellectual property produced with its financial assistance. The amount awarded pursuant to these grants in 2021 totaled $568 million and will be paid over periods ranging from one year to four years. In 2022, the Company received aggregate payments related to the BARDA grants and other government assistance of $137 million that offset operating expenses of $50 million and purchases of property, plant and equipment of $87 million. Property, plant and equipment purchased using funds provided by governments are recorded net of government assistance.

Financing Activities
Cash flows from financing activities consist primarily of cash flows associated with the issuance and repayments of commercial paper, issuance and repayment of long-term debt, borrowings under committed credit facilities, issuance and repurchases of common stock, issuance of preferred stock and payments of cash dividends to shareholders. Financing activities used cash of approximately $2.6 billion during 2022 compared to approximately $1.3 billion of cash provided during 2021. The year-over-year increase in cash used by financing activities was due primarily to net repayments of borrowings in 2022 compared to net proceeds from borrowings in 2021.
Total debt was approximately $19.7 billion and $22.2 billion as of December 31, 2022 and 2021, respectively, including notes payable and current portion of long-term debt was $591 million and $8 million as of December 31, 2022 and 2021, respectively. As of December 31, 2022, the Company had the ability to incur approximately $3.0 billion of additional indebtedness in direct borrowings or under the outstanding commercial paper facilities based on the amounts available under the Company’s $5.0 billion Five-Year Facility which were not being used to backstop outstanding commercial paper balances. As of December 31, 2022, the Company has classified approximately $2.0 billion of its borrowings outstanding under the euro-denominated commercial paper program as long-term debt in the Consolidated Balance Sheet as the Company has the intent and ability, as supported by availability under the Five-Year Facility, to refinance these borrowings for at least one year from the balance sheet date. As commercial paper obligations mature, the Company may issue additional short-term commercial paper obligations to refinance all or part of these borrowings, to the extent commercial paper markets are available.
Under the Company’s U.S. dollar and euro-denominated commercial paper program, the notes are typically issued at a discount from par, generally based on the ratings assigned to the Company by credit rating agencies at the time of the issuance and prevailing market rates measured by reference to the Secured Overnight Financing Rate or Euro Interbank Offer Rate, depending on the applicable currency of the borrowing.
Refer to Note 14 to the Consolidated Financial Statements for additional information regarding the Company’s financing activities and indebtedness, including the Company’s outstanding debt as of December 31, 2022, and the Company’s commercial paper program and Five-Year Facility.
Common Stock Offering and MCPS Offering
For a description of the 2020 Common Stock and MCPS Offerings, refer to Note 19 to the Consolidated Financial Statements.
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
Dividends
The Company declared a regular quarterly dividend of $0.25 per share of Company common stock that was paid on January 27, 2023 to holders of record on December 30, 2022. In addition, the Company declared a quarterly cash dividend of $12.50 per MCPS Series B that was paid on January 15, 2023 to holders of record as of December 31, 2022. Aggregate 2022 and 2021 cash payments for dividends on Company common stock were $693 million and $578 million, respectively, and aggregate 2022 and 2021 cash payments for the dividends on the Company’s MCPS were $125 million and $164 million, respectively. The year-over-year increase in dividend payments in 2022 primarily relates to an increase in the quarterly dividend rate on common stock effective with respect to the dividend paid in the second quarter of 2022, partially offset by lower dividends paid on the MCPS Series A as a result of their conversion into common shares in April 2022.
Cash and Cash Requirements
As of December 31, 2022, the Company held approximately $6.0 billion of cash and cash equivalents that were on deposit with financial institutions or invested in highly liquid investment-grade debt instruments with a maturity of 90 days or less with an approximate weighted average annual interest rate of 2.09%. Of the cash and cash equivalents, approximately $3.4 billion was held within the United States and approximately $2.6 billion was held outside of the United States. The Company will continue to have cash requirements to support general corporate purposes, which may include working capital needs, capital expenditures, acquisitions and investments, paying interest and servicing debt, paying taxes and any related interest or penalties, funding its restructuring activities and pension plans as required, paying dividends to shareholders, repurchasing shares of the Company’s common stock and supporting other business needs.
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
While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company’s foreign cash could be repatriated to the United States. Following enactment of the TCJA and the associated Transition Tax, in general, repatriation of cash to the United States can be completed with no incremental U.S. tax; however, repatriation of cash could subject the Company to non-U.S. taxes on distributions. The cash that the Company’s non-U.S. subsidiaries hold for indefinite reinvestment is generally used to finance non-U.S. operations and investments, including acquisitions. The income taxes, if any, applicable to such earnings including basis differences in our non-U.S. subsidiaries are not readily determinable. As of December 31, 2022, management believes that it has sufficient sources of liquidity to satisfy its cash needs, including its cash needs in the United States.
During 2022, the Company contributed $10 million to its U.S. defined benefit pension plans and $40 million to its non-U.S. defined benefit pension plans. During 2023, the Company’s cash contribution requirements for its U.S. and its non-U.S. defined benefit pension plans are forecasted to be approximately $10 million and $35 million, respectively. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.

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
Acquired Intangibles—The Company’s business acquisitions, including the Cytiva and Aldevron acquisitions, typically result in the recognition of goodwill, developed technology and other intangible assets, which affect the amount of future period amortization expense and possible impairment charges that the Company may incur. The fair values of acquired intangibles are determined using information available near the acquisition date based on estimates and assumptions that are deemed reasonable by the Company. Significant assumptions include the discount rates and certain assumptions that form the basis of the forecasted results of the acquired business including earnings before interest, taxes, depreciation and amortization (“EBITDA”), revenue, revenue growth rates, royalty rates and technology obsolescence rates. These assumptions are forward looking and could be affected by future economic and market conditions. The Company engages third-party valuation specialists who review the Company’s critical assumptions and calculations of the fair value of acquired intangible assets in connection with significant acquisitions. In connection with acquisitions during the year ended December 31, 2022, the Company recognized aggregate goodwill of $427 million and intangible assets of $218 million. Refer to Notes 1, 2 and 11 to the Consolidated Financial Statements for a description of the Company’s policies relating to goodwill, acquired intangibles and acquisitions.
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
As a result of the Company’s change to its reportable segments in the fourth quarter of 2022, the Company also changed its reporting units. As of December 31, 2022, the Company had eight reporting units for goodwill impairment testing. Reporting units resulting from recent acquisitions generally present the highest risk of impairment. Management believes the impairment risk associated with these reporting units generally decreases as these businesses are integrated into the Company and better positioned for potential future earnings growth. The Company performed the annual goodwill impairments analysis on both the prior five reporting units (that existed before the change in reportable segments) as well as the Company’s eight reporting units (that resulted from the change in reportable segments). The Company’s annual goodwill impairment analysis and the analysis after the change in the Company’s reporting units in 2022 indicated that in all instances, the fair values of the Company’s reporting units exceeded their carrying values and consequently did not result in an impairment charge. The excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of the Company’s eight reporting units as of the testing date ranged from approximately 145% to approximately 565%. In the test of the prior five reporting units, the excess of the estimated fair value over carrying value for each of the previous reporting units as of the testing date also ranged from approximately 145% to approximately 565%. To evaluate the sensitivity of the fair value calculations used in both goodwill impairment tests, the Company applied a hypothetical 10% decrease to the fair values of each reporting unit and compared those hypothetical values to the reporting unit carrying values in both tests. Based on this hypothetical 10% decrease, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of the Company’s reporting units ranged from approximately 120% to approximately 500%.
The Company reviews identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment loss occurred for finite-lived intangibles requires a comparison of the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset. These analyses require management to make judgments and estimates about future revenues, expenses, market conditions and discount rates related to these assets. Indefinite-lived intangibles are subject to impairment testing at least annually or more frequently if events or changes in circumstances indicate that potential impairment exists. Determining whether an impairment loss occurred for indefinite-lived intangible assets involves calculating the fair value of the indefinite-lived intangible assets and comparing the fair value to their carrying value. If the fair value is less than the carrying value, the difference is recorded as an impairment loss. Refer to Note 11 to the Consolidated Financial Statements for a description of intangible assets impairment charges recorded during 2022.
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
Income Taxes—For a description of the Company’s income tax accounting policies, refer to Notes 1 and 7 to the Consolidated Financial Statements. The Company establishes valuation allowances for its deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized. This requires management to make judgments and estimates regarding: (1) the timing and amount of the reversal of taxable temporary differences, (2) expected future taxable income and (3) the impact of tax planning strategies. Future changes to tax rates would also impact the amounts of deferred tax assets and liabilities and could have an adverse impact on the Company’s financial statements.
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
An increase of 1.0% in the Company’s 2022 nominal tax rate would have resulted in an additional income tax provision for continuing operations for the year ended December 31, 2022 of $83 million.
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
Realized and unrealized gains and losses for these investments in equity securities and partnerships are recorded in other income (expense), net, in the Consolidated Statements of Earnings. A 10% decrease in the carrying value of the Company’s investments in equity securities and partnerships as of December 31, 2022 would result in a loss of approximately $180 million.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework” (2013 framework). Based on this assessment, management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting is effective.
The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report dated February 22, 2023 appears on page 60 of this Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Danaher Corporation
Opinion on Internal Control over Financial Reporting
We have audited Danaher Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Danaher Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 22, 2023 expressed an unqualified opinion thereon.
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
February 22, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Danaher Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Danaher Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2023 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Uncertain Tax Positions
Description of the Matter
As discussed in Note 7 to the consolidated financial statements, the Company operates in the U.S. and multiple international tax jurisdictions and as a result files numerous tax returns in those locations. Uncertainty in a tax position may arise for multiple reasons, including because tax laws are subject to interpretation. The Company applies the applicable tax law and judgment to (1) determine whether, based on the technical merits, a tax position is more likely than not to be sustained and (2) measure the amount of tax benefit that qualifies for recognition. As of December 31, 2022, the Company’s gross unrecognized tax benefits related to uncertain tax positions were approximately $1.1 billion. Auditing the recognition and measurement of certain of the Company’s tax positions including the evaluation of whether such tax position is more likely than not to be sustained, and if applicable the measurement of the benefit, is complex and required the use of tax subject matter resources.

How We Addressed the Matter in Our Audit
We tested controls over management’s accounting for tax positions, including assessment of the technical merits of tax positions and if applicable, the measurement of the benefit of the tax position.
To evaluate whether the technical merits of certain of the Company’s income tax positions are more likely than not sustainable, our audit procedures included, among others, evaluation of applicable tax law, court cases, tax regulations and other regulatory guidance by our tax subject matter resources. For certain of the income tax positions, we also involved tax subject matter resources in corroborating our understanding of the relevant facts, examining the Company’s analysis, evaluating relevant correspondence with the tax authority and reading third-party advice obtained by management, as applicable. We also evaluated the adequacy of the Company’s disclosures included in Note 7 to the consolidated financial statements.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002.
Tysons, Virginia
February 22, 2023

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in millions, except per share amount)

	As of December 31
	2022	2021
ASSETS
Current assets:
Cash and equivalents	$5,995	$2,586
Trade accounts receivable, less allowance for doubtful accounts of $126 as of December 31, 2022 and $124 as of December 31, 2021	4,918	4,631
Inventories	3,110	2,767
Prepaid expenses and other current assets	1,860	1,664
Total current assets	15,883	11,648
Property, plant and equipment, net	3,956	3,790
Other long-term assets	4,459	3,719
Goodwill	39,752	41,184
Other intangible assets, net	20,300	22,843
Total assets	$84,350	$83,184

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$591	$8
Trade accounts payable	2,296	2,569
Accrued expenses and other liabilities	5,502	5,563
Total current liabilities	8,389	8,140
Other long-term liabilities	6,785	7,699
Long-term debt	19,086	22,168
Stockholders’ equity:
Preferred stock, no par value, 15.0 million shares authorized; no shares and 1.65 million shares of 4.75% Mandatory Convertible Preferred Stock, Series A, issued and outstanding as of December 31, 2022 and December 31, 2021, respectively; 1.72 million shares of 5.00% Mandatory Convertible Preferred Stock, Series B, issued and outstanding as of December 31, 2022 and December 31, 2021	1,668	3,268
Common stock - $0.01 par value, 2.0 billion shares authorized; 869.3 million issued and 728.3 million outstanding as of December 31, 2022; 855.7 million issued and 715.0 million outstanding as of December 31, 2021	9	9
Additional paid-in capital	12,072	10,090
Retained earnings	39,205	32,827
Accumulated other comprehensive income (loss)	(2,872)	(1,027)
Total Danaher stockholders’ equity	50,082	45,167
Noncontrolling interests	8	10
Total stockholders’ equity	50,090	45,177
Total liabilities and stockholders’ equity	$84,350	$83,184
See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)

	Year Ended December 31
	2022	2021		2020
Sales	$31,471	$29,453		$22,284
Cost of sales	(12,522)	(11,501)		(9,809)
Gross profit	18,949	17,952		12,475
Operating costs:
Selling, general and administrative expenses	(8,516)	(8,198)		(6,896)
Research and development expenses	(1,745)	(1,742)		(1,348)
Other operating expenses	—	(547)		—
Operating profit	8,688	7,465		4,231
Nonoperating income (expense):
Other income (expense), net	(226)	456		494
Loss on early extinguishment of borrowings	—	(96)		(26)
Interest expense	(211)	(238)		(275)
Interest income	41	11		71
Earnings from continuing operations before income taxes	8,292	7,598		4,495
Income taxes	(1,083)	(1,251)		(849)
Net earnings from continuing operations	7,209	6,347		3,646
Earnings from discontinued operations, net of income taxes	—	86		—
Net earnings	7,209	6,433		3,646
Mandatory convertible preferred stock dividends	(106)	(164)		(136)
Net earnings attributable to common stockholders	$7,103	$6,269		$3,510

Net earnings per common share from continuing operations:
Basic	$9.80	$8.65		$4.97
Diluted	$9.66	$8.50		$4.89
Net earnings per common share from discontinued operations:
Basic	$—	$0.12		$—
Diluted	$—	$0.12		$—
Net earnings per common share:
Basic	$9.80	$8.77		$4.97
Diluted	$9.66	$8.61	*	$4.89
Average common stock and common equivalent shares outstanding:
Basic	725.1	714.6		706.2
Diluted	737.1	736.8		718.7
*    Net earnings per common share amount does not add due to rounding.
See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)

	Year Ended December 31
	2022	2021	2020
Net earnings	$7,209	$6,433	$3,646
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(2,105)	(1,284)	2,919
Pension and postretirement plan benefit adjustments	209	378	(147)
Cash flow hedge adjustments	51	247	(72)
Total other comprehensive income (loss), net of income taxes	(1,845)	(659)	2,700
Comprehensive income	$5,364	$5,774	$6,346
See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 ($ in millions)

	Year Ended December 31
	2022	2021	2020
Preferred stock:
Balance, beginning of period	$3,268	$3,268	$1,600
Issuance of Mandatory Convertible Preferred Stock	—	—	1,668
Conversion of Mandatory Convertible Preferred Stock to common stock	(1,600)	—	—
Balance, end of period	$1,668	$3,268	$3,268
Common stock:
Balance, beginning of period	$9	$9	$8
Common stock-based award activity	—	—	1
Balance, end of period	$9	$9	$9
Additional paid-in capital:
Balance, beginning of period	$10,090	$9,698	$7,565
Common stock-based award activity	396	335	351
Common stock issued in connection with Mandatory Convertible Preferred Stock conversions	1,600	—	—
Common stock issued in connection with acquisitions	—	23	—
Common stock issued in connection with LYONs’ conversions	—	34	53
Issuance of common stock	—	—	1,729
Acquisition of noncontrolling interests	(14)	—	—
Balance, end of period	$12,072	$10,090	$9,698
Retained earnings:
Balance, beginning of period	$32,827	$27,159	$24,166
Adoption of accounting standards	—	—	(8)
Net earnings	7,209	6,433	3,646
Common stock dividends declared	(725)	(601)	(509)
Mandatory Convertible Preferred Stock dividends declared	(106)	(164)	(136)
Balance, end of period	$39,205	$32,827	$27,159
Accumulated other comprehensive income (loss):
Balance, beginning of period	$(1,027)	$(368)	$(3,068)
Other comprehensive income (loss)	(1,845)	(659)	2,700
Balance, end of period	$(2,872)	$(1,027)	$(368)
Noncontrolling interests:
Balance, beginning of period	$10	$11	$11
Change in noncontrolling interests	(2)	(1)	—
Balance, end of period	$8	$10	$11
Total stockholders’ equity, end of period	$50,090	$45,177	$39,777
See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Year Ended December 31
	2022	2021	2020
Cash flows from operating activities:
Net earnings	$7,209	$6,433	$3,646
Less: earnings from discontinued operations, net of income taxes	—	(86)	—
Net earnings from continuing operations	7,209	6,347	3,646
Noncash items:
Depreciation	738	718	637
Amortization of intangible assets	1,484	1,450	1,138
Amortization of acquisition-related inventory fair value step-up	—	59	457
Stock-based compensation expense	336	218	187
Contract settlement expense	—	542	—
Pretax loss on early extinguishment of borrowings	—	96	26
Pretax gain on sale of product lines and investment (gains) losses	271	(414)	(455)
Change in deferred income taxes	(559)	(229)	518
Change in trade accounts receivable, net	(477)	(611)	(264)
Change in inventories	(486)	(502)	(123)
Change in trade accounts payable	5	549	227
Change in prepaid expenses and other assets	(78)	(4)	102
Change in accrued expenses and other liabilities	76	139	119
Total operating cash provided by continuing operations	8,519	8,358	6,215
Total operating cash used in discontinued operations	—	—	(7)
Net cash provided by operating activities	8,519	8,358	6,208
Cash flows from investing activities:
Cash paid for acquisitions	(637)	(10,961)	(20,971)
Payments for additions to property, plant and equipment	(1,152)	(1,294)	(791)
Proceeds from sales of property, plant and equipment	9	13	2
Payments for purchases of investments	(523)	(934)	(342)
Proceeds from sales of investments	18	126	13
Proceeds from sale of product lines	—	26	826
All other investing activities	51	37	24
Net cash used in investing activities for continuing operations	(2,234)	(12,987)	(21,239)
Cash flows from financing activities:
Proceeds from the issuance of common stock in connection with stock-based compensation	31	86	153
Proceeds from the public offering of common stock, net of issuance costs	—	—	1,729
Proceeds from the public offering of preferred stock, net of issuance costs	—	—	1,668
Payment of dividends	(818)	(742)	(615)
Net (repayments of) proceeds from borrowings (maturities of 90 days or less)	(723)	2,265	(4,637)
Proceeds from borrowings (maturities longer than 90 days)	—	984	8,670
Repayments of borrowings (maturities longer than 90 days)	(965)	(1,186)	(5,933)
Make-whole premiums to redeem borrowings prior to maturity	—	(96)	(26)
All other financing activities	(95)	(16)	(3)
Net cash (used in) provided by financing activities for continuing operations	(2,570)	1,295	1,006
Effect of exchange rate changes on cash and equivalents	(306)	(115)	148
Net change in cash and equivalents	3,409	(3,449)	(13,877)
Beginning balance of cash and equivalents	2,586	6,035	19,912
Ending balance of cash and equivalents	$5,995	$2,586	$6,035
See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business—Danaher Corporation (“Danaher” or the “Company”) designs, manufactures and markets professional, medical, industrial and commercial products and services, which are typically characterized by strong brand names, innovative technology and major market positions. As of December 31, 2022, the Company operates in four business segments:
•The Biotechnology segment includes the bioprocessing and discovery and medical businesses and offers a broad range of tools, consumables and services that are primarily used by customers to advance and accelerate the research, development, manufacture and delivery of biological medicines. The biotherapeutics that the Company’s solutions support range from replacement therapies such as insulin, vaccines, recombinant proteins and other biologic drugs, to novel cell, gene, mRNA and other nucleic acid therapies.
•The Life Sciences segment offers a broad range of instruments and consumables that are primarily used by customers to study the basic building blocks of life, including DNA and RNA, nucleic acid, proteins, metabolites and cells, in order to understand the causes of disease, identify new therapies, and test and manufacture new drugs, vaccines and gene editing technologies. Additionally, the segment provides products and consumables used to filter and remove contaminants from a variety of liquids and gases in many end-market applications.
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
Accounts Receivable and Allowances for Doubtful Accounts—All trade accounts, contract and finance receivables are reported on the accompanying Consolidated Balance Sheets adjusted for any write-offs and net of allowances for doubtful accounts. The allowances for doubtful accounts represent management’s best estimate of the expected future credit losses from the Company’s trade accounts, contract and finance receivable portfolios. Determination of the allowances requires management to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the provision for credit losses and, therefore, net earnings. The Company regularly performs detailed reviews of its portfolios to determine if an impairment has occurred and evaluates the collectability of receivables based on a combination of various financial and qualitative factors that may affect customers’ ability to pay, including customers’ financial condition, collateral, debt-servicing ability, past payment experience and credit bureau information. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the recognized receivable to the amount reasonably expected to be collected. Additions to the allowances for doubtful accounts are charged to current period earnings, amounts determined to be uncollectible are charged directly against the allowances, while amounts recovered on previously written-off accounts increase the allowances. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves would be required. The Company does not believe that trade accounts receivable represents significant concentrations of credit risk because of the diversified portfolio of individual customers and geographical areas. On January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, using the modified retrospective transition method and recorded a net increase to the allowance for doubtful accounts of $10 million due to the cumulative impact of adoption. The Company’s allowance for doubtful accounts as of December 31, 2022 reflects the Company’s best estimate of the expected future losses for its accounts receivables; however, these estimates may change and future actual losses may differ from the Company’s estimates. The Company will continue to monitor economic conditions and will revise the estimates of the expected future losses for accounts receivable as necessary. The Company recorded $29 million, $31 million and $31 million of expense associated with doubtful accounts for the years ended December 31, 2022, 2021 and 2020, respectively.
Included in the Company’s trade accounts receivable and other long-term assets as of December 31, 2022 and 2021 are $254 million and $247 million of net aggregate financing receivables, respectively. All financing receivables are evaluated for impairment based on individual customer credit profiles.
Inventories—Inventories include the costs of material, labor and overhead. Inventories are stated at the lower of cost and net realizable value primarily using the first-in, first-out method.
The classes of inventory as of December 31 are summarized as follows ($ in millions):

	2022	2021
Finished goods	$1,504	$1,343
Work in process	473	473
Raw materials	1,133	951
Total	$3,110	$2,767
Prepaid Expenses and Other Current Assets—Prepaid expenses and other current assets primarily result from advance payments to vendors for good and services and are capitalized until the related goods are received or services are performed and advanced payments to tax authorities. Included in the Company’s prepaid expenses and other current assets as of December 31, 2022 and 2021 are prepaid expenses of $802 million and $770 million, respectively, and taxes receivable for income and other taxes of $962 million and $812 million, respectively.
Property, Plant and Equipment—Property, plant and equipment are carried at cost. The provision for depreciation has been computed principally by the straight-line method based on the estimated useful lives of the depreciable assets as follows:

Category	Useful Life
Buildings	30 years
Leased assets and leasehold improvements	Amortized over the lesser of the economic life of the asset or the term of the lease
Machinery and equipment	3 – 10 years
Customer-leased instruments	5 – 7 years
Estimated useful lives are periodically reviewed and, when appropriate, changes to estimates are made prospectively.

The classes of property, plant and equipment as of December 31 are summarized as follows ($ in millions):

	2022	2021
Land and improvements	$216	$203
Buildings	1,994	1,676
Machinery and equipment	3,935	3,610
Customer-leased equipment	1,704	1,766
Gross property, plant and equipment	7,849	7,255
Less: accumulated depreciation	(3,893)	(3,465)
Property, plant and equipment, net	$3,956	$3,790
Investments—Investments over which the Company has a significant influence but not a controlling interest, are accounted for using the equity method of accounting which requires the Company to record its initial investment at cost and adjust the balance each period for the Company’s share of the investee’s income or loss and dividends paid. The Company also invests in start-up companies where the Company has neither control of nor significant influence over the investee. The Company measures these non-marketable equity securities at fair value and recognizes changes in fair value in net earnings. For securities without readily available fair values, the Company has elected the measurement alternative to record these investments at cost and to adjust for impairments and observable price changes with a same or similar security from the same issuer within net earnings (the “Fair Value Alternative”). Additionally, the Company is a limited partner in partnerships that invest in start-up companies. While the partnerships record these investments at fair value, the Company’s investment in the partnerships is accounted for under the equity method of accounting. The Company made minority investments in equity method investments and non-marketable equity securities totaling $523 million, $934 million and $342 million in 2022, 2021 and 2020, respectively, including investments in partnerships of $283 million, $662 million and $172 million in 2022, 2021 and 2020, respectively. The Company recorded net realized and unrealized gains and losses related to changes in the fair value of these investments, as well as an impairment to an equity-method investment in other income (expense), net, in the Consolidated Statements of Earnings. Refer to Notes 9 and 12 for additional information about the Company’s investments.
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
Revenue Recognition—The Company derives revenues primarily from the sale of Biotechnology, Life Sciences, Diagnostics and Environmental & Applied Solutions products and services. Revenue is recognized when control of the promised products or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services (the transaction price). A performance obligation is a promise in a contract to transfer a distinct product or service to a customer and is the unit of account under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. For equipment and consumables sold by the Company, control transfers to the customer at a point in time. To indicate the transfer of control, the Company must have a present right to payment, legal title must have passed to the customer, the customer must have the significant risks and rewards of ownership, and where acceptance is not a formality, the customer must have accepted the product or service. The Company’s principal terms of sale are Free On Board (“FOB”) Shipping Point, or equivalent, and, as such, the Company primarily transfers control and records revenue for product sales upon shipment. Sales arrangements with delivery terms that are not FOB Shipping Point are not recognized upon shipment and the transfer of control for revenue recognition is evaluated based on the associated shipping terms and customer obligations. If a performance obligation to the customer with respect to a sales transaction remains to be fulfilled following shipment (typically installation or acceptance by the customer), revenue recognition for that performance obligation is deferred until such commitments have been fulfilled. Returns for products sold are estimated and recorded as a reduction of revenue at the time of sale. Customer allowances and rebates, consisting primarily of volume discounts and other short-term incentive programs, are recorded as a reduction of revenue at the time of sale because these allowances reflect a reduction in the transaction price. Product returns, customer allowances and rebates are estimated based on historical experience and known trends. For extended warranty and service, control transfers to the customer over the term of the arrangement. Revenue for extended warranty and service is recognized based upon the period of time elapsed under the arrangement. Revenue for other long-term contracts is generally recognized based upon the cost-to-cost measure of progress, provided that the Company meets the criteria associated with transferring control of the good or service over time.
Certain of the Company’s revenues relate to operating-type lease (“OTL”) arrangements. Leases are outside the scope of ASC 606 and are therefore accounted for in accordance with ASC 842, Leases. Equipment lease revenue for OTL agreements is recognized on a straight-line basis over the life of the lease, and the cost of customer-leased equipment is recorded within property, plant and equipment in the accompanying Consolidated Balance Sheets and depreciated over the equipment’s estimated useful life. Depreciation expense associated with the leased equipment under OTL arrangements is reflected in cost of sales in the accompanying Consolidated Statements of Earnings. The OTLs are generally not cancellable until after an initial term and may or may not require the customer to purchase a minimum number of consumables or tests throughout the contract term. The Company also enters into sales-type lease (“STL”) arrangements with customers which result in earlier recognition of equipment lease revenue as compared to an OTL.
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
In November 2021, the FASB issued ASU No. 2021-10 Government Assistance (Topic 832), which requires annual disclosures of transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. These required disclosures include information on the nature of transactions and related accounting policies used to account for transactions, detail on the line items on the balance sheet and income statement affected by these transactions including amounts applicable to each line, and significant terms and conditions of the transactions including commitments and contingencies. The Company prospectively adopted the ASU effective January 1, 2022 and applied the disclosure guidance to all transactions within the scope of the ASU that were reflected in the financial statements at the date of initial application and new transactions that are entered into subsequent to the date of initial application. The Company accounts for the government assistance transactions by analogy to the grant accounting model in International Accounting Standards 20 Accounting for Government Grants and Disclosure of Government Assistance.
The Company receives various forms of government assistance, primarily through grants related to the development of new products and the expansion of production capacity. During 2021, certain agencies of the U.S. government, including the Biomedical Advanced Research and Development Authority (“BARDA”) within the U.S. Department of Health and Human Services, agreed to finance an expansion of production capacity related to chromatography, liquid cell culture media, buffers and cell culture powder media and single-use consumables at certain of the Company’s Biotechnology businesses and the development of diagnostics testing technologies and the expansion of testing production capacity at certain of the Company’s Diagnostics businesses. The Company’s businesses may enter into similar agreements in the future. In consideration of this financing, the U.S. government has certain rights, including rights with respect to the allocation of certain of the incremental production capacity associated with such expansion and/or rights in intellectual property produced with its financial assistance. The amount awarded pursuant to these grants in 2021 totaled $568 million and will be paid over periods ranging from one year to four years. In 2022, the Company received aggregate payments related to the BARDA grants and other government assistance of $137 million that offset operating expenses of $50 million and purchases of property, plant and equipment of $87 million. Property, plant and equipment purchased using funds provided by governments are recorded net of government assistance.
In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The ASU clarifies the guidance in ASC 820, Fair Value Measurement, related to the measurement of the fair value of an equity security subject to contractual sale restrictions and introduces disclosure requirements related to such equity securities. The Company early adopted the ASU effective July 1, 2022 and the impact of the adoption was not significant.

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
The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains the information used for the purchase price allocation during due diligence and through other sources. In the months after closing, as the Company obtains additional information about the acquired assets and liabilities, including through tangible and intangible asset appraisals, and learns more about the newly acquired business, it is able to refine the estimates of fair value and more accurately allocate the purchase price. The fair values of acquired intangibles are determined based on estimates and assumptions that are deemed reasonable by the Company. Significant assumptions include the discount rates and certain assumptions that form the basis of the forecasted results of the acquired business including earnings before interest, taxes, depreciation and amortization (“EBITDA”), revenue, revenue growth rates, royalty rates and technology obsolescence rates. These assumptions are forward looking and could be affected by future economic and market conditions. The Company engages third-party valuation specialists who review the Company’s critical assumptions and calculations of the fair value of acquired intangible assets in connection with significant acquisitions. Only facts and circumstances that existed as of the acquisition date are considered for subsequent adjustment. The Company is continuing to evaluate certain pre-acquisition contingencies associated with certain of its 2022 acquisitions (for those acquisitions with open measurement periods) and is also in the process of obtaining valuations of certain acquisition-related assets and liabilities in connection with these acquisitions. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.
The following briefly describes the Company’s acquisition activity for the three years ended December 31, 2022.
During 2022, the Company acquired 10 businesses for total consideration of $637 million in cash, net of cash acquired. The businesses acquired complement existing units of each of the Company’s four segments. The Company preliminarily recorded an aggregate of $427 million of goodwill related to these acquisitions. The aggregate annual sales of the 10 businesses acquired in 2022 at the time of their acquisition, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $91 million.
On August 30, 2021, the Company acquired Aldevron, L.L.C. (“Aldevron”) for a cash purchase price of approximately $9.6 billion (the “Aldevron Acquisition”). Aldevron manufactures high-quality plasmid DNA, mRNA and proteins, serving biotechnology and pharmaceutical customers across research, clinical and commercial applications, and is now part of the Company’s Life Sciences segment. Aldevron generated revenues of approximately $300 million in 2020. The acquisition of Aldevron has provided and is expected to provide additional sales and earnings opportunities for the Company by expanding product line diversity, including new product offerings supporting genomic medicine. The Company financed the Aldevron Acquisition using cash on hand and proceeds from the issuance of commercial paper. The Company recorded approximately $6.1 billion of goodwill related to the Aldevron Acquisition.
During 2021, in addition to the Aldevron Acquisition, the Company acquired 13 businesses for total consideration of approximately $1.4 billion in cash, net of cash acquired. The businesses acquired complement existing units of each of the Company’s four segments. The Company recorded an aggregate of approximately $1.1 billion of goodwill related to these acquisitions. The aggregate annual sales of the 13 other businesses acquired in 2021 at the time of their acquisition, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $100 million.
On March 31, 2020, the Company acquired the Biopharma business of General Electric Company’s (“GE”) Life Sciences division, now known as Cytiva, for a cash purchase price of approximately $20.7 billion (net of approximately $0.1 billion of acquired cash) and the assumption of approximately $0.4 billion of pension liabilities (the “Cytiva Acquisition”). Cytiva is a leading provider of instruments, consumables and software that support the research, discovery, process development and manufacturing workflows of biopharmaceutical drugs. Cytiva is included in the Company’s Biotechnology segment results beginning in the second quarter of 2020. The acquisition has provided and is expected to continue to provide additional sales and earnings growth opportunities for the Company’s Biotechnology segment by expanding the business’ geographic and product line diversity, including new product and service offerings that complement the Company’s current biologics workflow solutions. To fulfill a condition to obtaining certain regulatory approvals for the closing of the transaction, on April 30, 2020 the Company divested certain of its existing product lines in the Biotechnology and Life Sciences segments for a cash purchase price, net of cash transferred and transaction costs, of $826 million and recognized a pretax gain on sale of $455 million ($305 million after-tax or $0.42 per diluted common share). The divested product lines in the aggregate generated revenues of approximately $170 million in 2019. The divestiture of these product lines did not represent a strategic shift with a major effect on the Company’s operations and financial results and therefore is not reported as a discontinued operation.
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

The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition ($ in millions):

	2022	2021	2020
Trade accounts receivable	$10	$65	$487
Inventories	9	120	934
Property, plant and equipment	9	162	690
Goodwill	427	7,235	10,402
Other intangible assets, primarily technology, customer relationships and trade names	218	4,021	10,712
Trade accounts payable	(4)	(23)	(250)
Pension liabilities	—	—	(423)
Deferred tax liabilities	(14)	(367)	(1,167)
Other assets and liabilities, net	(18)	(177)	(414)
Net assets acquired	637	11,036	20,971
Less: noncash consideration	—	(75)	—
Net cash consideration	$637	$10,961	$20,971
The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the individually significant acquisition in 2021 discussed above, and all of the other 2021 acquisitions as a group ($ in millions):

	Aldevron	Other	Total
Trade accounts receivable	$46	$19	$65
Inventories	93	27	120
Property, plant and equipment	150	12	162
Goodwill	6,149	1,086	7,235
Other intangible assets, primarily technology, customer relationships and trade names	3,483	538	4,021
Trade accounts payable	(15)	(8)	(23)
Deferred tax liabilities	(249)	(118)	(367)
Other assets and liabilities, net	(73)	(104)	(177)
Net assets acquired	9,584	1,452	11,036
Less: noncash consideration	(23)	(52)	(75)
Net cash consideration	$9,561	$1,400	$10,961
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

Transaction-related costs for the Aldevron Acquisition were $28 million for the year ended December 31, 2021. Additionally, transaction-related costs for the Cytiva Acquisition were $59 million for the year ended December 31, 2020. The Company’s earnings for 2021 also reflect the pretax impact of $30 million of non-recurring acquisition date fair value adjustments to inventory related to the Aldevron acquisition. In addition, the Company’s earnings for 2021 and 2020 reflect the pretax impact of $46 million and $509 million, respectively, of non-recurring acquisition date fair value adjustments to inventory and deferred revenue related to the Cytiva Acquisition. Transaction-related costs and acquisition-related fair value adjustments attributable to other acquisitions were not material for the years ended December 31, 2022, 2021 or 2020.
Pro Forma Financial Information (Unaudited)
The unaudited pro forma information for the periods set forth below gives effect to the 2022 and 2021 acquisitions as if they had occurred as of January 1, 2021, including the results from operations for the acquired business as well as the impact of assumed financing of the transaction and the impact of the purchase price allocation (including the amortization of acquired intangible assets). The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time ($ in millions except per share amounts):

	2022	2021
Sales	$31,538	$29,817
Net earnings from continuing operations	7,189	6,190
Diluted net earnings per common share from continuing operations (a)	9.64	8.28
(a) Diluted net earnings per common share from continuing operations is calculated by adding the interest on the Company’s Liquid Yield Option Notes (“LYONs”) to net earnings from continuing operations and deducting the MCPS dividends from net earnings from continuing operations for the anti-dilutive MCPS shares.
Acquisition-related transaction costs of $28 million for the year ended December 31, 2021 related to the Aldevron Acquisition were excluded from pro forma net earnings from continuing operations.

NOTE 3. DISCONTINUED OPERATIONS AND ENVIRONMENTAL & APPLIED SOLUTIONS SEPARATION
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
Environmental & Applied Solutions Separation
In September 2022, the Company announced its intention to spin-off its Environmental & Applied Solutions business into a publicly traded company (the “EAS Separation”). The Environmental & Applied Solutions business had sales for the year-ended December 31, 2022 of approximately $4.8 billion. The transaction is expected to be tax-free to the Company’s shareholders. The Company is targeting to complete the EAS Separation in the fourth quarter of 2023, subject to the satisfaction of certain conditions, including obtaining final approval from the Danaher Board of Directors, satisfactory completion of financing, receipt of tax opinions, receipt of favorable rulings from the Internal Revenue Service (“IRS”) and receipt of other regulatory approvals.

NOTE 4. NET EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS
Basic net earnings per share from continuing operations (“EPS”) is calculated by taking net earnings from continuing operations less the MCPS dividends divided by the weighted average number of common shares outstanding for the applicable period. Diluted net EPS from continuing operations is computed by taking net earnings from continuing operations plus the interest accrued on the Company’s LYONs (prior to their redemption in January 22, 2021) less the MCPS dividends divided by the weighted average number of common shares outstanding increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased with the proceeds from the issuance of the potentially dilutive shares. For the years ended December 31, 2022 and 2020, 1.4 million and 1.0 million options to purchase shares, respectively, were excluded from the diluted earnings per share calculation, as the impact of their inclusion would have been anti-dilutive. For the year ended December 31, 2021, no options to purchase shares were excluded from the diluted earnings per share calculation.
Basic and diluted EPS are computed independently for each quarter and annual period, which involves the use of different weighted-average share count figures relating to quarterly and annual periods. As a result, and after factoring the effect of rounding to the nearest cent per share, the sum of prior quarter-to-date EPS figures may not equal annual EPS.
On April 15, 2022, all outstanding shares of the MCPS Series A converted into 11.0 million shares of the Company’s common stock. The impact of the MCPS Series A calculated under the if-converted method was dilutive for the years ended December 31, 2022 and December 31, 2021, and as such 3.0 million and 11.0 million shares, respectively, underlying the MCPS Series A were included in the calculation of diluted EPS and the related MCPS Series A dividends of $20 million and $78 million were excluded from the calculation of net earnings for diluted EPS for the periods. Refer to Note 19 for additional information about the MCPS Series A conversion.
The impact of the MCPS Series B calculated under the if-converted method was anti-dilutive for the years ended December 31, 2022 and 2021, and as such 8.6 million shares underlying the MCPS Series B were excluded from the diluted EPS calculation in each period and the related MCPS Series B dividends of $86 million were included in the calculation of net earnings for diluted EPS for the periods.
The impact of the MCPS Series A and Series B calculated under the if-converted method was anti-dilutive for the year ended December 31, 2020 and as such 17.1 million shares underlying the MCPS Series A and Series B were excluded from the calculation of diluted EPS and the related MCPS Series A and Series B dividends of $136 million were included in the calculation of net earnings for diluted EPS for the period.
Information related to the calculation of net earnings per common share from continuing operations for the years ended December 31 is summarized as follows ($ and shares in millions, except per share amounts):

	2022	2021	2020
Numerator:
Net earnings from continuing operations	$7,209	$6,347	$3,646
MCPS dividends	(106)	(164)	(136)
Net earnings from continuing operations attributable to common stockholders for Basic EPS	7,103	6,183	3,510
Adjustment for interest on convertible debentures	—	—	1
Adjustment for MCPS dividends for dilutive MCPS	20	78	—
Net earnings from continuing operations attributable to common stockholders after assumed conversions for Diluted EPS	$7,123	$6,261	$3,511

Denominator:
Weighted average common shares outstanding used in Basic EPS	725.1	714.6	706.2
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	9.0	11.2	11.4
Assumed conversion of the convertible debentures	—	—	1.1
Weighted average MCPS converted shares	3.0	11.0	—
Weighted average common shares outstanding used in Diluted EPS	737.1	736.8	718.7

Basic EPS from continuing operations	$9.80	$8.65	$4.97
Diluted EPS from continuing operations	$9.66	$8.50	$4.89

NOTE 5. REVENUE
The following table presents the Company’s revenues disaggregated by geographical region and revenue type ($ in millions). Sales taxes and other usage-based taxes collected from customers are excluded from revenues.

	Biotechnology	Life Sciences	Diagnostics	Environmental & Applied Solutions	Total
Year ended December 31, 2022:
Geographical region:
North America(a)	$3,054	$3,154	$5,522	$2,238	$13,968
Western Europe	2,645	1,377	1,837	1,051	6,910
Other developed markets	358	506	481	122	1,467
High-growth markets(b)	2,701	1,999	3,009	1,417	9,126
Total	$8,758	$7,036	$10,849	$4,828	$31,471

Revenue type:
Recurring	$6,958	$4,220	$9,698	$2,841	$23,717
Nonrecurring	1,800	2,816	1,151	1,987	7,754
Total	$8,758	$7,036	$10,849	$4,828	$31,471

Year ended December 31, 2021:
Geographical region:
North America(a)	$2,899	$2,534	$4,365	$2,031	$11,829
Western Europe	2,497	1,540	1,840	1,088	6,965
Other developed markets	368	508	481	118	1,475
High-growth markets(b)	2,806	1,806	3,158	1,414	9,184
Total	$8,570	$6,388	$9,844	$4,651	$29,453

Revenue type:
Recurring	$6,772	$3,756	$8,607	$2,660	$21,795
Nonrecurring	1,798	2,632	1,237	1,991	7,658
Total	$8,570	$6,388	$9,844	$4,651	$29,453

Year ended December 31, 2020:
Geographical region:
North America	$1,880	$2,039	$3,182	$1,910	$9,011
Western Europe	1,683	1,256	1,375	1,009	5,323
Other developed markets	313	441	423	122	1,299
High-growth markets (a)	1,400	1,564	2,423	1,264	6,651
Total	$5,276	$5,300	$7,403	$4,305	$22,284

Revenue type:
Recurring	$4,299	$3,101	$6,143	$2,435	$15,978
Nonrecurring	977	2,199	1,260	1,870	6,306
Total	$5,276	$5,300	$7,403	$4,305	$22,284
(a) The Company defines North America as the United States and Canada.
(b) The Company defines high-growth markets as developing markets of the world experiencing extended periods of accelerated growth in gross domestic product and infrastructure which include Eastern Europe, the Middle East, Africa, Latin America (including Mexico) and Asia (with the exception of Japan, Australia and New Zealand). The Company defines developed markets as all markets of the world that are not high-growth markets.

The Company sells equipment to customers as well as consumables and services, some of which customers purchase on a recurring basis. Consumables sold for use with the equipment sold by the Company are typically critical to the use of the equipment and are typically used on a one-time or limited basis, requiring frequent replacement in the customer’s operating cycle. Examples of these consumables include reagents used in diagnostic tests, chromatography resins used for research and bioprocessing, filters used in filtration, separation and purification processes and cartridges for marking and coding equipment. Additionally, some of the Company’s consumables are used on a standalone basis, such as water treatment solutions, custom nucleic acids and genomics solutions. The Company separates its goods and services between those typically sold to a customer on a recurring basis and those typically sold to a customer on a nonrecurring basis. Recurring revenue includes revenue from consumables, services and OTLs. Nonrecurring revenue includes sales of equipment and STLs. OTLs and STLs are included in the above revenue amounts. For the years ended December 31, 2022, 2021 and 2020, lease revenue was $488 million, $483 million and $473 million, respectively.
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
As of December 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $5.0 billion. The Company expects to recognize revenue on approximately 57% of the remaining performance obligations over the next 12 months, 25% over the subsequent 12 months, and the remainder recognized thereafter.
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
Contract Assets—Most of the Company’s long-term contracts are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in billing occurring subsequent to revenue recognition resulting in contract assets. Contract assets are generally classified as other current assets in the Consolidated Balance Sheets. The balance of contract assets as of December 31, 2022 and 2021 was $90 million and $75 million, respectively.
Contract Liabilities—The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities that are classified as either current or long-term in the Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of December 31, 2022 and 2021, contract liabilities were approximately $1.9 billion and $1.8 billion, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheets. The increase in the contract liability balance during the years ended December 31, 2022 and 2021 was primarily a result of cash payments received in advance of satisfying performance obligations, partially offset by revenue recognized during the year that was included in the opening contract liability balance and the impact of foreign currency. Revenue recognized during the years ended December 31, 2022 and 2021 that was included in the opening contract liability balance was approximately $1.5 billion and $1.1 billion, respectively.
Contract Costs—The Company capitalizes certain direct incremental costs incurred to obtain a contract, typically sales-related commissions, where the amortization period for the related asset is greater than one year. These costs are amortized over the contract term or a longer period, generally the expected life of the customer relationship if renewals are expected and the renewal commission is not commensurate with the initial commission. Contract costs are classified as current or long-term other assets in the Consolidated Balance Sheets based on the timing of when the Company expects to recognize the expense and are generally amortized into earnings on a straight-line basis (which is consistent with the transfer of control for the related goods or services). Management assesses these costs for impairment at least quarterly and as “triggering” events occur that indicate it is more likely than not that an impairment exists. The balance of contract costs as of December 31, 2022 and 2021 was not significant. Amortization expense related to these costs for the years ended December 31, 2022 and 2021 was also not significant. The costs to obtain a contract where the amortization period for the related asset is one year or less are expensed as incurred and recorded within selling, general and administrative expenses in the accompanying Consolidated Statements of Earnings.

NOTE 6. SEGMENT INFORMATION
In the fourth quarter of 2022, the Company realigned its reportable segments to reflect changes in the Company’s internal organization resulting from the rate of growth within certain of the Company’s businesses in the former Life Sciences segment. There were no changes to the Company’s Diagnostics or Environmental & Applied Solutions segments.
The Company now operates and reports its results in four separate business segments consisting of the Biotechnology, Life Sciences, Diagnostics and Environmental & Applied Solutions segments. When determining the reportable segments, the Company aggregated operating segments based on their similar economic and operating characteristics. Operating profit represents total revenues less operating expenses, excluding nonoperating income and expense, loss on early extinguishment of borrowings, interest and income taxes. Operating profit amounts in the Other segment consist of unallocated corporate costs and other costs not considered part of management’s evaluation of reportable segment operating performance. The identifiable assets by segment are those used in each segment’s operations. Intersegment amounts are not significant and are eliminated to arrive at consolidated totals. Prior period segment amounts have been restated to conform to the revised segment presentation.
Detailed segment data for the years ended December 31 is as follows ($ in millions):

	2022	2021	2020
Sales:
Biotechnology	$8,758	$8,570	$5,276
Life Sciences	7,036	6,388	5,300
Diagnostics	10,849	9,844	7,403
Environmental & Applied Solutions	4,828	4,651	4,305
Total	$31,471	$29,453	$22,284

Operating profit:
Biotechnology	$3,008	$3,074	$1,082
Life Sciences	1,414	1,293	972
Diagnostics	3,436	2,313	1,538
Environmental & Applied Solutions	1,135	1,054	979
Other	(305)	(269)	(340)
Total	$8,688	$7,465	$4,231

Depreciation and amortization of intangible assets:
Biotechnology	$1,002	$1,059	$761
Life Sciences	531	382	292
Diagnostics	590	614	602
Environmental & Applied Solutions	90	106	110
Other	9	7	10
Total	$2,222	$2,168	$1,775

The following table presents additional detailed segment data for the years ended December 31 ($ in millions):

	2022	2021	2020
Identifiable assets:
Biotechnology	$37,536	$38,118	$39,086
Life Sciences	17,572	19,768	9,833
Diagnostics	14,722	15,054	15,042
Environmental & Applied Solutions	4,797	4,882	5,083
Other	9,723	5,362	7,117
Total	$84,350	$83,184	$76,161

Capital expenditures, gross:
Biotechnology	$405	$385	$169
Life Sciences	325	210	137
Diagnostics	382	644	447
Environmental & Applied Solutions	34	54	36
Other	6	1	2
Total	$1,152	$1,294	$791
Operations in Geographical Areas:

	Year Ended December 31
($ in millions)	2022	2021	2020
Sales:
United States	$13,365	$11,283	$8,616
China	4,002	3,975	2,688
Germany	1,461	1,482	1,238
All other (each country individually less than 5% of total sales)	12,643	12,713	9,742
Total	$31,471	$29,453	$22,284

Property, plant and equipment, net:
United States	$2,007	$1,799	$1,317
Sweden	429	513	553
United Kingdom	254	260	214
Germany	225	223	207
All other (each country individually less than 5% of total property, plant and equipment, net)	1,041	995	971
Total	$3,956	$3,790	$3,262
Sales by Major Product Group:

	Year Ended December 31
($ in millions)	2022	2021	2020
Analytical and physical instrumentation	$2,846	$2,620	$2,443
Research and medical products	26,642	24,802	17,979
Product identification	1,983	2,031	1,862
Total	$31,471	$29,453	$22,284

NOTE 7. INCOME TAXES
Earnings from continuing operations before income taxes for the years ended December 31 were as follows ($ in millions):

	2022	2021	2020
United States	$3,054	$2,500	$1,655
Non-U.S.	5,238	5,098	2,840
Total	$8,292	$7,598	$4,495
The provision for income taxes from continuing operations for the years ended December 31 were as follows ($ in millions):

	2022	2021	2020
Current:
Federal U.S.	$271	$183	$(321)
Non-U.S.	1,229	1,134	580
State and local	142	163	72
Deferred:
Federal U.S.	(331)	(156)	530
Non-U.S.	(159)	(23)	(16)
State and local	(69)	(50)	4
Income tax provision	$1,083	$1,251	$849
Noncurrent deferred tax assets and noncurrent deferred tax liabilities are included in other assets and other long-term liabilities, respectively, in the accompanying Consolidated Balance Sheets. Deferred income tax assets and liabilities as of December 31 were as follows ($ in millions):

	2022	2021
Deferred tax assets:
Allowance for doubtful accounts	$17	$19
Inventories	118	93
Pension and postretirement benefits	17	105
Environmental and regulatory compliance	39	38
Other accruals and prepayments	406	299
Stock-based compensation expense	105	76
Operating lease liabilities	238	252
Research and development expense	243	49
Tax credit and loss carryforwards	479	544
Valuation allowances	(236)	(242)
Total deferred tax asset	1,426	1,233
Deferred tax liabilities:
Property, plant and equipment	(92)	(79)
Insurance, including self-insurance	(803)	(520)
Operating lease right-of-use assets	(219)	(235)
Goodwill and other intangibles	(3,270)	(3,962)
Total deferred tax liability	(4,384)	(4,796)
Net deferred tax liability	$(2,958)	$(3,563)
The Company evaluates the future realizability of tax credits and loss carryforwards considering the anticipated future earnings of the Company’s subsidiaries as well as tax planning strategies in the associated jurisdictions. Deferred taxes associated with U.S. entities consist of net deferred tax liabilities of approximately $1.9 billion and $2.1 billion as of December 31, 2022 and 2021, respectively. Deferred taxes associated with non-U.S. entities consist of net deferred tax liabilities of approximately $1.1 billion and $1.5 billion as of December 31, 2022 and 2021, respectively. During 2022, the Company’s valuation allowance decreased by $6 million primarily from the use of tax attributes which were previously not deemed realizable. As of December 31, 2022, the total amount of the basis difference in investments indefinitely reinvested outside the United States for which deferred taxes have not been provided is approximately $10.4 billion. The income taxes applicable to repatriating such earnings are not readily determinable. As of December 31, 2022, the Company had no plans which would subject these basis differences to income taxes in the United States or elsewhere.
The Tax Cuts and Jobs Act (“TCJA”) imposes tax on U.S. shareholders for global intangible low-taxed income (“GILTI”) earned by certain non-U.S. subsidiaries. The Company has elected the period cost method for its accounting for GILTI.
The effective income tax rate from continuing operations for the years ended December 31 varies from the U.S. statutory federal income tax rate as follows:

	Percentage of Pretax Earnings
	2022	2021	2020
Statutory federal income tax rate	21.0%	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
State income taxes (net of federal income tax benefit)	1.3%	1.1%	1.1%
Non-U.S. rate differential	(2.8)%	(2.0)%	(1.6)%
Resolution and expiration of statutes of limitation of uncertain tax positions	(0.2)%	(3.0)%	(0.7)%
Realignment of businesses	(4.9)%	—%	—%
Research credits, uncertain tax positions and other	(0.8)%	0.5%	0.7%
Excess tax benefits from stock-based compensation	(0.5)%	(1.1)%	(1.6)%
Effective income tax rate	13.1%	16.5%	18.9%
The Company’s effective tax rate for 2022, 2021 and 2020 differs from the U.S. federal statutory rate of 21.0%, due to the Company’s earnings outside the United States that are indefinitely reinvested and taxed at rates different than the U.S. federal statutory rate as well as the impact of the following:
•The effective tax rate of 13.1% in 2022 includes net deferred tax benefits resulting from legal and operational actions undertaken to realign certain of its businesses, as well as excess tax benefits from stock-based compensation, the release of reserves for uncertain tax positions due to the expiration of statutes of limitation and audit settlements and changes in estimates related to prior year tax filing positions, net of changes in estimates associated with prior period uncertain tax positions. These items decreased the reported rate on a net basis by 6.1%.
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
•The effective tax rate of 18.9% in 2020 includes net tax benefits primarily related to the release of reserves for uncertain tax positions from audit settlements and expiration of statutes of limitation and excess tax benefits from stock-based compensation, partially offset by a higher tax rate associated with the gain on the divestiture of certain product lines in the Biotechnology and Life Sciences segments and changes in estimates associated with prior period uncertain tax positions. These items decreased the reported rate on a net basis by 0.7%.
The Company made income tax payments related to both continuing and discontinued operations of approximately $1.8 billion, $1.7 billion and $1.1 billion in 2022, 2021 and 2020, respectively. Current income taxes payable related to both continuing and discontinued operations has been reduced by $85 million, $118 million and $110 million in 2022, 2021 and 2020, respectively, for tax deductions attributable to stock-based compensation, of which, the excess tax benefit over the amount recorded for financial reporting purposes for both continuing and discontinued operations was $61 million, $95 million and $85 million, respectively. The excess tax benefits have been recorded as reductions to the current income tax provision and are reflected as operating cash inflows in the accompanying Consolidated Statements of Cash Flows.
Included in deferred income taxes as of December 31, 2022 are tax benefits for U.S. and non-U.S. net operating loss carryforwards totaling $346 million ($147 million of which the Company does not expect to realize and have corresponding valuation allowances). Certain of the losses can be carried forward indefinitely and others can be carried forward to various dates from 2023 through 2042. In addition, the Company had general business and non-U.S. tax credit carryforwards of $133 million ($80 million of which the Company does not expect to realize and have corresponding valuation allowances) as of

December 31, 2022, which can be carried forward to various dates from 2023 to 2032. In addition, as of December 31, 2022, the Company had $9 million of valuation allowances related to other deferred tax asset balances that are not more likely than not of being realized.
As of December 31, 2022, gross unrecognized tax benefits totaled approximately $1.1 billion (approximately $1.2 billion, net of the impact of $65 million of indirect tax benefits offset by $171 million associated with potential interest and penalties). As of December 31, 2021, gross unrecognized tax benefits totaled approximately $1.1 billion (approximately $1.2 billion, net of the impact of $58 million of indirect tax benefits offset by $163 million associated with potential interest and penalties). The Company recognized approximately $14 million of net tax expense from potential interest and penalties during 2022, $182 million of net tax benefits from the reversal of potential interest and penalties during 2021 and $41 million of net tax expense from potential interest and penalties during 2020, related to both continuing and discontinued operations associated with uncertain tax positions. To the extent unrecognized tax benefits (including interest and penalties) are recognized with respect to uncertain tax positions, approximately $1.2 billion and $1.1 billion as of December 31, 2022 and 2021, respectively, would reduce the tax expense and effective tax rate in future periods. The Company recognized interest and penalties related to unrecognized tax benefits within income taxes in the accompanying Consolidated Statements of Earnings. Unrecognized tax benefits and associated accrued interest and penalties are included in taxes, income and other accrued expenses as detailed in Note 13.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding amounts accrued for potential interest and penalties related to both continuing and discontinued operations, is as follows ($ in millions):

	2022	2021	2020
Unrecognized tax benefits, beginning of year	$1,095	$1,175	$1,181
Additions based on tax positions related to the current year	44	47	47
Additions for tax positions of prior years	49	166	24
Reductions for tax positions of prior years	(10)	(100)	(20)
Acquisitions, divestitures and other	6	53	(30)
Lapse of statute of limitations	(16)	(219)	(13)
Settlements	(7)	(4)	(38)
Effect of foreign currency translation	(22)	(23)	24
Unrecognized tax benefits, end of year	$1,139	$1,095	$1,175
The Company conducts business globally and files numerous consolidated and separate income tax returns in the U.S. federal and state and non-U.S. jurisdictions. The non-U.S. countries in which the Company has a significant presence include China, Denmark, Germany, Singapore, Sweden, Switzerland and the United Kingdom. Excluding these jurisdictions, the Company believes that a change in the statutory tax rate of any individual non-U.S. country would not have a material effect on the Company’s Consolidated Financial Statements given the geographic dispersion of the Company’s taxable income.
The Company and its subsidiaries are routinely examined by various U.S. and non-U.S. taxing authorities. The IRS has completed substantially all of the examinations of the Company’s federal income tax returns through 2015 and is currently examining certain of the Company’s federal income tax returns for 2016 through 2018. In addition, the Company has subsidiaries in Belgium, Canada, China, Denmark, France, Germany, India, Italy, Japan, Korea, Switzerland, the United Kingdom and various other countries, states and provinces that are currently under audit for years ranging from 2004 through 2021.
Similar to the position it took in connection with the audit of the Company’s taxable income for the years 2012 through 2015, in the fourth quarter of 2022, the IRS proposed significant adjustments to the Company’s taxable income for the years 2016 through 2018 with respect to the deferral of tax on certain premium income related to the Company’s self-insurance programs. The settlement of this matter for the 2012 through 2015 audit was not material to the Company’s financial statements but did not preclude the IRS from proposing similar adjustments in future audit periods, as the IRS has with the 2022 assessment. For income tax purposes, the recognition of premium income has been deferred in accordance with U.S. tax laws related to insurance. The IRS is challenging the deferral of premium income for certain types of the Company’s self-insurance policies. The proposed adjustments would increase the Company’s taxable income over the 2016 through 2018 periods by approximately $2.5 billion. Due to the enactment of the TCJA in 2017 and the resulting reduction in the U.S. corporate tax rate for years after 2017, the Company remeasured its deferred tax liabilities related to the temporary differences associated with this deferred premium income from 35.0% to 21.0%. If the Company is unsuccessful in defending its position, taxes owed to the IRS may be computed under the previous 35.0% statutory tax rate and the Company may be required to remeasure the related deferred tax liabilities from 21.0% to 35.0%, which in addition to any interest due on the amounts assessed, would require a charge to future earnings. Management believes the positions the Company has taken in its U.S. tax returns are in accordance with the relevant tax laws and intends to vigorously defend these positions.
Tax authorities in Denmark have issued tax assessments related to interest accrued by certain of the Company’s subsidiaries for the years 2004 through 2015. During the first quarter of 2021, the Company received a notice from the Danish tax authorities that included a significant reduction in the interest amounts imposed in the original tax assessments. Taking into account the revised interest amounts, the assessments total approximately DKK 2.1 billion including applicable accrued interest (approximately $298 million based on the exchange rate as of December 31, 2022). The Company’s appeal of the tax assessments with the Danish National Tax Tribunal has been put on hold awaiting the final outcome of other preceding withholding tax cases that have been brought before the Danish High Court and the Danish Supreme Court. Management believes the positions the Company has taken in Denmark are in accordance with the relevant tax laws and is vigorously defending its positions. The Company intends on pursuing this matter through the Danish High Court and the Danish Supreme Court should the appeal to the Danish National Tax Tribunal be unsuccessful. While the ultimate resolution of this matter is uncertain and could take many years, taking into account the payments the Company has previously made related to these assessments in order to mitigate further interest accrual claims, the Company does not expect the resolution of this matter will have a future material adverse impact to the Company’s financial statements, including its cash flow and effective tax rate.
Management estimates that it is reasonably possible that the amount of unrecognized tax benefits related to continuing operations may be reduced by approximately $306 million within 12 months as a result of resolution of worldwide tax matters, net of payments for tax audit settlements and/or statute of limitations expirations. Future resolution of uncertain tax positions related to discontinued operations may result in additional charges or credits to earnings from discontinued operations in the Consolidated Statements of Earnings (refer to Note 3).
The Company operates in various non-U.S. jurisdictions where income tax incentives and rulings have been granted for specific periods of time. In Switzerland, Singapore and Puerto Rico, the Company has various tax rulings and tax holiday arrangements which reduce the overall effective tax rate of the Company. The various rulings and tax holidays expire between 2022 and 2027. As of December 31, 2022, the Company had satisfied the conditions enumerated in these agreements. Included in the accompanying Consolidated Financial Statements are tax benefits of $72 million, $59 million and $43 million (or $0.10, $0.08 and $0.06 per diluted common share) for 2022, 2021 and 2020, respectively, from these rulings and tax holidays.

NOTE 8. OTHER OPERATING EXPENSES
Effective July 24, 2021, the Company’s indirect, wholly-owned subsidiary, Beckman Coulter, Inc. (“Beckman”), entered into a series of related agreements with Quidel Corporation and a subsidiary thereof (“Quidel”) to resolve litigation that Beckman initiated against Quidel and to modify and partially terminate the related prior commercial arrangement. Pursuant to the related agreements, the dispute regarding Beckman’s ability to compete in B-type Naturietic Peptide (“BNP”) test related activities has been settled, allowing Beckman to research, develop, manufacture and distribute BNP type tests. Beckman’s commitment to supply certain BNP test kits to Quidel has also been terminated. Beckman also obtained the right to distribute and sell the BNP assay currently sold by Quidel. As consideration under the agreements, Beckman will pay Quidel predominantly fixed payments of approximately $75 million per year through 2029 (subject to proration in 2021). The Company engaged a third-party valuation specialist to assist in determining the value of the elements of the transaction. The present value of the payments to Quidel was estimated to be $581 million, of which $547 million was recorded as a pretax contract settlement expense primarily due to the unfavorable nature of the prior arrangement (consisting of a cash charge of $5 million and a noncash charge of $542 million) in 2021 related to the modification and partial termination of the prior commercial arrangement and resolution of the associated litigation. The Company also capitalized $34 million in intangible assets, comprised of proprietary technology, customer relationships and the use of a trade name acquired in the settlement, which represent a noncash investing activity. Due to the extended payment terms of the arrangement, the arrangement represents a noncash financing activity of $576 million. Over the period of the arrangement, the cash payments related to servicing the obligation due to Quidel are recorded as cash outflows from financing activities and the payments related to the imputed interest on the obligation due to Quidel are recorded as cash outflows from operating activities in the Consolidated Statements of Cash Flows.

NOTE 9. NONOPERATING INCOME (EXPENSE)
The following sets forth the components of the Company’s other income (expense), net ($ in millions):

	2022	2021	2020
Other components of net periodic benefit costs	$45	$42	$16
Investment gains (losses):
Realized investment gains (losses)	123	120	25
Unrealized investment gains (losses)	(394)	281	(7)
Total investment gains (losses)	(271)	401	18
Gains on sale of product lines	—	13	455
Other	—	—	5
Total other income (expense), net	$(226)	$456	$494
Other Components of Net Period Benefit Costs
The Company disaggregates the service cost component of net periodic benefit costs of noncontributory defined benefit pension plans and other postretirement employee benefit plans and presents the other components of net periodic benefit costs in other income (expense), net. These other components of net period benefit costs include the assumed rate of return on plan assets, partially offset by amortization of actuarial losses. The Company’s net periodic benefit costs for the year ended December 31, 2022 includes a settlement loss of $10 million ($9 million after-tax) as a result of the transfer of a portion of its non-U.S. pension liabilities related to one defined benefit plan to a third-party.
Investment Gains (Losses)
The Company estimates the fair value of investments in equity securities using the Fair Value Alternative and records adjustments to fair value within net earnings. Additionally, the Company is a limited partner in partnerships that invest primarily in early stage companies. While the partnerships record these investments at fair value, the Company’s investments in the partnerships are accounted for under the equity method of accounting. The investment gains (losses) include realized and unrealized gains and losses related to changes in the fair value of the Company’s investments in equity securities and the Company’s equity in earnings of the partnerships that reflect the changes in fair value of the investments of the partnerships and related management fees and operating expenses. In addition, during 2022 the Company recorded an impairment of $91 million related to an equity method investment that is reflected in unrealized investment gains (losses).
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
As a condition to obtaining certain regulatory approvals for the closing of the Cytiva Acquisition, the Company was required to divest certain of its existing product lines in the Biotechnology and Life Sciences segments that in the aggregate generated revenues of approximately $170 million in 2019. During 2020, the Company completed the sale of these product lines for a cash purchase price, net of cash transferred and transaction costs, of $826 million and recognized a pretax gain on sale of $455 million ($305 million after-tax) in the second quarter of 2020. The divestiture of these product lines did not represent a strategic shift with a major effect on the Company’s operations and financial results and therefore is not reported as a discontinued operation.
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

NOTE 10. LEASES
The Company has operating leases for office space, warehouses, distribution centers, research and development facilities, manufacturing locations and certain equipment, primarily automobiles. Many leases include one or more options to renew, some of which include options to extend the leases for up to 30 years, and some leases include options to terminate the leases within 30 days. In certain of the Company’s lease agreements, the rental payments are adjusted periodically to reflect actual charges incurred for common area maintenance, utilities, inflation and/or changes in other indexes. The Company’s finance leases were not material as of December 31, 2022 and 2021. Right-of-use (“ROU”) assets arising from finance leases are included in property, plant and equipment, net and the liabilities are included in notes payable and current portion of long-term debt and long-term debt in the accompanying Consolidated Balance Sheets.
The Consolidated Financial Statements include the following amounts related to operating leases where the Company is the lessee ($ in millions):

	2022	2021	2020
Consolidated Statements of Earnings
Fixed operating lease expense (a)	$239	$246	$216
Variable operating lease expense	73	59	46
Total operating lease expense	$312	$305	$262

Consolidated Statements of Cash Flows
Cash paid for amounts included in the measurement of operating lease liabilities	$259	$243	$221
ROU assets obtained in exchange for operating lease obligations	212	289	246

Consolidated Balance Sheets		December 31, 2022	December 31, 2021
Lease Assets and Liabilities	Classification
Operating lease ROU assets	Other long-term assets	$1,001	$1,041

Operating lease liabilities - current	Accrued expenses and other liabilities	$199	$207
Operating lease liabilities - long-term	Other long-term liabilities	863	889
Total operating lease liabilities		$1,062	$1,096

Weighted average remaining lease term		8 years	8 years
Weighted average discount rate		2.7%	2.7%
(a) Includes short-term leases and sublease income, both of which were immaterial.

The following table presents the maturity of the Company’s operating lease liabilities as of December 31, 2022 ($ in millions):

2023	$222
2024	189
2025	156
2026	126
2027	99
Thereafter	401
Total operating lease payments	1,193
Less: imputed interest	(131)
Total operating lease liabilities	$1,062
As of December 31, 2022, the Company had no additional significant operating or finance leases that had not yet commenced.

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
As a result of the Company’s change to its reportable segments in the fourth quarter of 2022 (refer to Note 6 for additional information), the Company also changed its reporting units for goodwill aggregation and impairment testing and the number of reporting units increased from five reporting units to eight reporting units. As of December 31, 2022, the Company had eight reporting units for goodwill impairment testing. The Company used the relative fair value method to reallocate goodwill to the associated reporting units impacted by the change in reportable segments in the fourth quarter of 2022, resulting in goodwill of approximately $21.0 billion (including the impact of 2022 acquisitions prior to the allocation date) and $8.1 billion being allocated to the Biotechnology and Life Sciences reportable segments, respectively. The Company performed the annual quantitative goodwill impairments analysis immediately prior to and following the change in reportable segments. As of the date of the 2022 annual impairment test, the carrying value of the goodwill included in each individual reporting unit ranged from $524 million to approximately $29.1 billion for the previous five reporting units and $524 million to approximately $21.0 billion for the current eight reporting units. No goodwill impairment charges were recorded for the years ended December 31, 2022, 2021 and 2020 and no “triggering” events have occurred subsequent to the performance of the 2022 annual impairment test. The factors used by management in its impairment analysis are inherently subject to uncertainty. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and a charge would need to be taken against net earnings.

The following is a rollforward of the Company’s goodwill by segment ($ in millions):

	Biotechnology	Life Sciences	Diagnostics	Environmental & Applied Solutions	Total
Balance, January 1, 2021	$—	$25,812	$7,082	$2,526	$35,420
Attributable to 2021 acquisitions	—	7,077	110	48	7,235
Attributable to 2021 divestitures	—	—	—	(12)	(12)
Adjustments due to finalization of purchase price allocations	—	(11)	—	—	(11)
Foreign currency translation and other	—	(1,240)	(148)	(60)	(1,448)
Balance, December 31, 2021	—	31,638	7,044	2,502	41,184
Attributable to acquisitions (a)	—	157	—	40	197
Adjustments due to finalization of purchase price allocations	—	26	(9)	1	18
Foreign currency translation and other	—	(2,676)	(330)	(142)	(3,148)
Balance, before resegmentation	—	29,145	6,705	2,401	38,251
Reallocation among new reporting units (a)	21,019	(21,019)	—	—	—
Attributable to acquisitions	176	43	13	(2)	230
Adjustments due to finalization of purchase price allocations	—	(2)	—	—	(2)
Foreign currency translation and other	892	147	157	77	1,273
Balance, December 31, 2022	$22,087	$8,314	$6,875	$2,476	$39,752
(a) A total of approximately $21.0 billion of goodwill was allocated to the Biotechnology reportable segment, of which $116 million is shown on the Attributable to acquisitions line before resegmentation as it relates to a 2022 acquisition that occurred prior to the allocation date.
Finite-lived intangible assets are amortized over their legal or estimated useful life. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets as of December 31 ($ in millions):

	2022		2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangibles:
Patents and technology	$13,508	$(3,024)	$14,377	$(2,281)
Customer relationships, trade names and other intangibles	10,183	(4,212)	9,547	(3,748)
Total finite-lived intangibles	23,691	(7,236)	23,924	(6,029)
Indefinite-lived intangibles:
Trademarks and trade names	3,845	—	4,948	—
Total intangibles	$27,536	$(7,236)	$28,872	$(6,029)
During 2022, the Company acquired finite-lived intangible assets, consisting primarily of developed technology, customer relationships and trade names, with a weighted average life of 12 years. During 2021, the Company acquired finite-lived intangible assets, consisting primarily of developed technology, customer relationships and trade names, with a weighted average life of 13 years primarily as a result of the Aldevron Acquisition. Refer to Note 2 for additional information on the intangible assets acquired.
The Company reviews identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Indefinite-lived intangibles are subject to impairment testing at least annually or more frequently if events or changes in circumstances indicate that potential impairment exists. The Company identified impairment triggers during the second quarter of 2022 in the Environmental & Applied Solutions segment and the first quarter of 2021 in the Diagnostics segment which resulted in the impairment of certain long-lived assets, including technology, customer relationships and trade names. In 2022 and 2021, the Company recorded impairment charges totaling $9 million and $10 million, respectively, related to these long-lived assets in selling, general and administrative expenses in the Consolidated Statements of Earnings.

Total intangible amortization expense in 2022, 2021 and 2020 was $1,484 million, $1,450 million and $1,138 million, respectively. Based on the intangible assets recorded as of December 31, 2022, amortization expense is estimated to be approximately $1.5 billion during 2023, $1.5 billion during 2024, $1.5 billion during 2025, $1.4 billion during 2026 and $1.3 billion during 2027.

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
A summary of financial assets that are measured at fair value on a recurring basis were as follows ($ in millions):

	Year Ended December 31		Quoted Prices in Active Market (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	2022	2021	2022	2021	2022	2021	2022	2021
Assets:
Available-for-sale debt securities	$11	$20	$—	$—	$11	$20	$—	$—
Investment in equity securities	315	336	16	88	—	—	—	—
Cross-currency swap derivative contracts	653	50	—	—	653	50	—	—
Available-for-sale debt securities, which are included in other long-term assets in the accompanying Consolidated Balance Sheets, are measured at fair value using quoted prices reported by investment brokers and dealers based on the underlying terms of the security and comparison to similar securities traded on an active market. As of December 31, 2022 and 2021, available-for-sale debt securities primarily included U.S. Treasury Notes and corporate debt securities.
The Company’s investments in equity securities consist of investments in publicly traded equity securities and investments in non-marketable equity securities. The publicly traded securities are classified as Level 1 in the fair value hierarchy as they are measured based on quotes in active markets. For the non-marketable equity securities, the Company estimates the fair value of the investments in equity securities based on the measurement alternative and adjusts for impairments and observable price changes with a same or similar security from the same issuer within net earnings (the “Fair Value Alternative”). The Company’s investments in these equity securities are not classified in the fair value hierarchy due to the use of these measurement methods. Additionally, the Company is a limited partner in partnerships that invest primarily in early-stage companies. While the partnerships record these investments at fair value, the Company’s investments in the partnerships are accounted for under the equity method of accounting and are not subject to fair value measurement disclosures. As of December 31, 2022 and 2021, the Company’s equity method investments included investments in partnerships with a carrying value of approximately $1.5 billion and $1.3 billion, respectively. During the years ended December 31, 2022 and 2021, the Company recorded net realized and unrealized losses of $271 million and net realized and unrealized gains of $401 million, respectively, related to changes in the fair value of the Company’s investments in equity securities and the Company’s equity in earnings of the partnerships that reflect the changes in fair value of the investments of the partnerships. Refer to Note 9 for additional information on gains and losses on the Company’s investments, including investments in the partnerships.
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

Fair Value of Other Financial Instruments
The carrying amounts and fair values of the Company’s other financial instruments as of December 31 were as follows ($ in millions):

	2022		2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt obligations:
Notes payable and current portion of long-term debt	$591	$584	$8	$8
Long-term debt	19,086	16,079	22,168	22,796
As of December 31, 2022 and 2021, short and long-term borrowings were categorized as Level 1. The fair value of long-term borrowings was based on quoted market prices. The difference between the fair value and the carrying amounts of long-term borrowings is attributable to changes in market interest rates and/or the Company’s credit ratings subsequent to the incurrence of the borrowing. The fair values of borrowings with original maturities of one year or less, as well as cash and cash equivalents, trade accounts receivable, net and trade accounts payable generally approximate their carrying amounts due to the short-term maturities of these instruments.
Refer to Note 16 for information related to the fair value of the Company sponsored defined benefit pension plan assets.

NOTE 13. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities as of December 31 were as follows ($ in millions):

	2022		2021
	Current	Noncurrent	Current	Noncurrent
Compensation and benefits	$1,375	$255	$1,371	$269
Pension and postretirement benefits	59	506	72	876
Taxes, income and other	691	4,213	707	4,750
Deferred revenue and customer advance payments	1,648	235	1,613	213
Sales and product allowances	198	6	221	2
Operating lease liabilities	199	863	207	889
Contract settlement financing payable	75	420	75	481
Other	1,257	287	1,297	219
Total	$5,502	$6,785	$5,563	$7,699

NOTE 14. FINANCING
The components of the Company’s debt as of December 31 were as follows (amounts in millions):

	Outstanding Amount
Description and Aggregate Principal Amount	2022	2021
U.S. dollar-denominated commercial paper(f)	$—	$1,440
Euro-denominated commercial paper (€1.9 billion and €1.2 billion, respectively)(e)	2,013	1,366
Floating rate senior unsecured notes due 6/30/2022 (€250 million) (the “Floating Rate 2022 Euronotes”)(a)	—	284
2.05% senior unsecured notes due 11/15/2022 ($700 million) (the “2022 Biopharma Notes”)(b)	—	699
0.5% senior unsecured bonds due 12/08/2023 (CHF 540 million) (the “2023 CHF Bonds”)(c)	584	592
1.7% senior unsecured notes due 3/30/2024 (€900 million) (the “2024 Euronotes”)(f)	962	1,021
2.2% senior unsecured notes due 11/15/2024 ($700 million) (the “2024 Biopharma Notes”)(b)	698	698
3.35% senior unsecured notes due 9/15/2025 ($500 million) (the “2025 U.S. Notes”)(f)	499	498
0.2% senior unsecured notes due 3/18/2026 (€1.3 billion) (the “2026 Biopharma Euronotes”)(b)	1,333	1,416
2.1% senior unsecured notes due 9/30/2026 (€800 million) (the “2026 Euronotes”)(f)	854	907
0.3% senior unsecured notes due 5/11/2027 (¥30.8 billion) (the “2027 Yen Notes”)(d)	234	267
1.2% senior unsecured notes due 6/30/2027 (€600 million) (the “2027 Euronotes”)(a)	639	680
0.45% senior unsecured notes due 3/18/2028 (€1.3 billion) (the “2028 Biopharma Euronotes”)(b)	1,331	1,413
1.125% senior unsecured bonds due 12/08/2028 (CHF 210 million) (the “2028 CHF Bonds”)(c)	230	233
2.6% senior unsecured notes due 11/15/2029 ($800 million) (the “2029 Biopharma Notes”)(b)	796	795
2.5% senior unsecured notes due 3/30/2030 (€800 million) (the “2030 Euronotes”)(f)	856	910
0.75% senior unsecured notes due 9/18/2031 (€1.8 billion) (the “2031 Biopharma Euronotes”)(b)	1,863	1,980
0.65% senior unsecured notes due 5/11/2032 (¥53.2 billion) (the “2032 Yen Notes”)(d)	404	461
1.35% senior unsecured notes due 9/18/2039 (€1.3 billion) (the “2039 Biopharma Euronotes”)(b)	1,323	1,406
3.25% senior unsecured notes due 11/15/2039 ($900 million) (the “2039 Biopharma Notes”)(b)	890	890
4.375% senior unsecured notes due 9/15/2045 ($500 million) (the “2045 U.S. Notes”)(f)	499	499
1.8% senior unsecured notes due 9/18/2049 (€750 million) (the “2049 Biopharma Euronotes”)(b)	794	844
3.4% senior unsecured notes due 11/15/2049 ($900 million) (the “2049 Biopharma Notes”)(b)	889	889
2.6% senior unsecured notes due 10/01/2050 ($1.0 billion) (the “2050 U.S. Notes”)(f)	981	980
2.8% senior unsecured notes due 12/10/2051 ($1.0 billion) (the “2051 U.S. Notes”)(f)	984	983
Other	21	25
Total debt	19,677	22,176
Less: currently payable	(591)	(8)
Long-term debt	$19,086	$22,168
(a) Issued by DH Europe Finance S.A. (“Danaher International”).
(b) Issued by DH Europe Finance II S.a.r.l. (“Danaher International II”).
(c) Issued by DH Switzerland Finance S.A. (“Danaher Switzerland”).
(d) Issued by DH Japan Finance S.A. (“Danaher Japan”).
(e) Issued by Danaher Corporation or Danaher International II.
(f) Issued by Danaher Corporation.
Debt discounts, premiums and debt issuance and other related costs totaled $118 million and $130 million as of December 31, 2022 and 2021, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of debt table above.
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
Borrowings under the Five-Year Facility bear interest as follows: (1) Eurocurrency Rate Committed Loans (as defined in the Five-Year Facility) bear interest at a variable rate equal to the Sterling Overnight Index Average Reference Rate, the Tokyo Interbank Offer Rate or the Euro Interbank Offer Rate plus a margin of between 58.5 and 100 basis points, depending on Danaher’s long-term debt credit rating; (2) Base Rate Committed Loans and Swing Line Loans (each as defined in the Five-Year Facility) bear interest at a variable rate equal to the highest of (a) the Federal funds rate (as published by the Federal Reserve Bank of New York from time to time) plus 50 basis points; (b) Bank of America’s “prime rate” as publicly announced from time to time and (c) the Eurocurrency Rate (as defined in the Five-Year Facility) plus 100 basis points; and (3) Bid Loans (as defined in the Five-Year Facility) bear interest at the rate bid by the particular lender providing such loan. In addition, Danaher is required to pay a per annum facility fee of between 4.0 and 12.5 basis points (depending on Danaher’s long-term debt credit rating) based on the aggregate commitments under the Five-Year Facility, regardless of usage.
The Five-Year Facility requires the Company to maintain a consolidated leverage ratio (as defined in the facility) of 0.65 to 1.00 or less. Borrowings under the Five-Year Facility are prepayable at the Company’s option at any time in whole or in part without premium or penalty. As of December 31, 2022, no borrowings were outstanding under the Five-Year Facility and the Company was in compliance with all covenants under the facilities. The nonperformance by any member of the Five-Year Facility syndicates would reduce the maximum capacity of the Five-Year Facility by such member’s commitment amount.
The Company’s obligations under the Five-Year Facility are unsecured. The Company has unconditionally and irrevocably guaranteed the obligations of each of its subsidiaries in the event a subsidiary is named a borrower under the Five-Year Facility. The Five-Year Facility contains customary representations, warranties, conditions precedent, events of default, indemnities and affirmative and negative covenants. The Five-Year Facility is available for liquidity support for Danaher’s U.S. dollar and euro commercial paper programs, as discussed below, and for general corporate purposes.
Under the Company’s U.S. dollar and euro-denominated commercial paper programs, the Company or a subsidiary of the Company, as applicable, may issue and sell unsecured, short-term promissory notes. The notes are typically issued at a discount from par, generally based on the ratings assigned to the Company by credit rating agencies at the time of the issuance and prevailing market rates. The Five-Year Facility provides liquidity support for issuances under the Company’s commercial paper programs, and can also be used for working capital and other general corporate purposes. The availability of the Five-Year Facility as a standby liquidity facility to repay maturing commercial paper is an important factor in maintaining the existing credit ratings of the Company’s commercial paper programs. As commercial paper obligations mature, the Company may issue additional short-term commercial paper obligations to refinance all or part of these borrowings. As of December 31, 2022, borrowings outstanding under the Company’s euro-denominated commercial paper programs had a weighted average annual interest rate of 1.89% and a weighted average remaining maturity of approximately 30 days. As of December 31, 2022, the Company has classified approximately $2.0 billion of its borrowings outstanding under the euro-denominated commercial paper programs as long-term debt in the accompanying Consolidated Balance Sheet (even though such borrowings are scheduled to mature within one year of December 31, 2022) as the Company had the intent and ability, as supported by availability under the Five-Year Facility, to refinance these borrowings for at least one year from the balance sheet date.
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
Covenants and Redemption Provisions Applicable to Notes
With respect to the 2027 and 2032 Yen Notes; the 2024, 2026, 2027 and 2030 Euronotes; the 2025, 2045, 2050 and 2051 U.S. Notes; the 2022 (prior to their repayment in the fourth quarter of 2022), 2024, 2029, 2039 and 2049 Biopharma Notes; and the 2026, 2028, 2031, 2039 and 2049 Biopharma Euronotes, at any time prior to the applicable maturity date, the Company may redeem the applicable series of notes in whole or in part, by paying the principal amount accrued and unpaid interest and, until the par call date specified in the applicable indenture or comparable governing document, the “make-whole” premium specified therein (and in the case of the Yen Notes, net of certain swap-related gains or losses as applicable). With respect to each of the 2023 and 2028 CHF Bonds, at any time after 85% or more of the applicable bonds have been redeemed or purchased and canceled, the Company may redeem some or all of the remaining bonds for their principal amount plus accrued and unpaid interest. With respect to the 2027 and 2032 Yen Notes; Floating Rate 2022 (prior to their repayment in the second quarter of 2022), 2024, 2026, 2027 and 2030 Euronotes; the 2023 and 2028 CHF Bonds; and the 2026, 2028, 2031, 2039 and 2049 Biopharma Euronotes, the Company may redeem such notes and bonds upon the occurrence of specified, adverse changes in tax laws, or interpretations under such laws, at a redemption price equal to the principal amount of the bonds to be redeemed.
If a change of control triggering event occurs with respect to any of the 2027 and 2032 Yen Notes; the Floating Rate 2022 (prior to their repayment in the second quarter of 2022), 2024, 2026, 2027 and 2030 Euronotes; the 2025, 2045, 2050 and 2051 U.S. Notes; the 2023 and 2028 CHF Bonds; the 2022 (prior to their repayment in the fourth quarter of 2022), 2024, 2029, 2039 and 2049 Biopharma Notes; or the 2026, 2028, 2031, 2039 and 2049 Biopharma Euronotes, each holder of such notes may require the Company to repurchase some or all of such notes and bonds at a purchase price equal to 101% (100% in the case of the 2027 and 2032 Yen Notes) of the principal amount of the notes and bonds, plus accrued and unpaid interest (and in the case of the Yen Notes, certain swap-related losses as applicable). A change of control triggering event means the occurrence of both a change of control and a rating event, each as defined in the applicable indenture or comparable governing document. Except in connection with a change of control triggering event, the Company does not have any credit rating downgrade triggers that would accelerate the maturity of a material amount of outstanding debt. Each holder of the 2027 and 2032 Yen Notes may also require the Company to repurchase some or all of its notes at a purchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest and certain swap-related losses as applicable, in certain circumstances whereby such holder comes into violation of economic sanctions laws as a result of holding such notes.
The respective indentures or comparable governing documents under which the above-described notes and bonds were issued contain customary covenants including, for example, limits on the incurrence of secured debt and sale-leaseback transactions. None of these covenants are considered restrictive to the Company’s operations and as of December 31, 2022, the Company was in compliance with all of its debt covenants.
LYONs
In 2001, the Company issued $830 million (value at maturity) in LYONs. Pursuant to the terms of the indenture that governed the Company’s LYONs, each $1,000 of principal amount at maturity could be converted into 38.1998 shares of Danaher common stock at any time on or before the maturity date of January 22, 2021.
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
Long-Term Debt Repayments
On June 30, 2022, the Company repaid the €250 million aggregate principal amount of the Floating Rate 2022 Euronotes and on November 15, 2022 the Company repaid the €700 million aggregate principal amount of the 2022 Biopharma Euronotes upon their maturity using available cash and the proceeds from the issuance of commercial paper. The ¥30.0 billion aggregate principal amount of the 2021 Yen Notes were repaid during the first quarter of 2021 using proceeds from the issuance of commercial paper. During 2021 and 2020, the Company redeemed certain outstanding borrowings in advance of their scheduled maturities. Refer to Note 9 for details of these redemptions and the related losses on early extinguishment of borrowings incurred on such redemptions.
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

Other
The Company’s minimum principal payments for the next five years are as follows ($ in millions):

2023	$591
2024	3,661
2025	489
2026	2,185
2027	871
Thereafter	11,880
The Company made interest payments of $347 million, $452 million and $331 million in 2022, 2021 and 2020, respectively. Interest payments decreased in 2022 due primarily to the decrease in outstanding debt in 2022 and 2021 and the year-over-year decrease in make-whole premiums on the early extinguishment of debt.

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
The Company also uses cross-currency swap derivative contracts to hedge U.S. dollar-denominated long-term debt issuances in a foreign subsidiary whose functional currency is the euro against adverse movements in exchange rates between the U.S. dollar and the euro. These contracts effectively convert these U.S. dollar-denominated bonds to obligations denominated in euro. The changes in the fair value of these instruments are recorded in accumulated other comprehensive income (loss), with a reclassification from accumulated other comprehensive income (loss) to net earnings to offset the remeasurement of the hedged debt that is also recorded in net earnings. The interest income or expense from these swaps are recorded in interest expense in the accompanying Consolidated Statements of Earnings consistent with the classification of interest expense attributable to the underlying debt. These instruments mature on dates ranging from November 2024 to November 2049.
The Company has also issued foreign currency denominated long-term debt as partial hedges of its net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the euro, Japanese yen and Swiss franc. These foreign currency denominated long-term debt issuances are designated and qualify as nonderivative hedging instruments. Accordingly, the foreign currency translation of these debt instruments is recorded in accumulated other comprehensive income (loss), offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated other comprehensive income (loss). These instruments mature on dates ranging from January 2023 to May 2032.
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

The following table summarizes the notional values as of December 31, 2022 and 2021 and pretax impact of changes in the fair values of instruments designated as net investment hedges and cash flow hedges in accumulated other comprehensive income (“OCI”) for the year then ended ($ in millions):

	Original Notional Amount	Notional Amount Outstanding	Gain (Loss) Recognized in OCI	Amounts Reclassified from OCI
Year ended December 31, 2022:
Net investment hedges:
Cross-currency contracts	$3,875	$3,000	$225	$—
Foreign currency denominated debt	5,777	5,777	248	—
Cash flow hedges:
Cross-currency contracts	4,000	3,300	378	(238)
Interest rate swaps	1,600	—	—	3
Total	$15,252	$12,077	$851	$(235)

Year ended December 31, 2021:
Net investment hedges:
Cross-currency contracts	$3,875	$3,000	$130	$—
Foreign currency denominated debt	3,883	3,883	333	—
Cash flow hedges:
Cross-currency contracts	4,000	4,000	542	(283)
Interest rate swaps	1,600	—	(19)	3
Total	$13,358	$10,883	$986	$(280)
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
The Company did not reclassify any other deferred gains or losses related to net investment hedges or cash flow hedges from accumulated other comprehensive income (loss) to earnings during the years ended December 31, 2022 and 2021. In addition, the Company did not have any ineffectiveness related to net investment hedges or cash flow hedges during the years ended December 31, 2022 and 2021, and, should they arise, any ineffective portions of the hedges would be reclassified from accumulated other comprehensive income (loss) into earnings during the period of change. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in all other investing activities in the accompanying Consolidated Statements of Cash Flows. The cash inflows and outflows associated with the Company’s derivative contracts designated as cash flow hedges are classified in cash flows from operating activities in the accompanying Consolidated Statements of Cash Flows.
The Company’s derivative instruments, as well as its nonderivative debt instruments designated and qualifying as net investment hedges, were classified as of December 31 in the Company’s Consolidated Balance Sheets as follows ($ in millions):

	2022	2021
Derivative assets:
Other long-term assets	$653	$50

Nonderivative hedging instruments:
Long-term debt	5,777	3,883
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
The following sets forth the funded status of the U.S. pension, non-U.S. pension and postretirement benefit plans as of the most recent actuarial valuations using measurement dates of December 31 ($ in millions):

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Benefits
	2022	2021	2022	2021	2022	2021
Change in pension benefit obligation:
Benefit obligation at beginning of year	$(2,532)	$(2,718)	$(1,944)	$(2,161)	$(135)	$(148)
Service cost	—	—	(39)	(44)	—	—
Interest cost	(54)	(44)	(23)	(19)	(3)	(2)
Employee/retiree contributions	—	—	(7)	(7)	(1)	(2)
Benefits and other expenses paid	178	167	46	59	13	14
Actuarial gain (loss)	495	63	481	112	20	3
Amendments, settlements and curtailments	—	—	66	18	—	—
Foreign exchange rate impact and other	—	—	148	98	—	—
Benefit obligation at end of year	(1,913)	(2,532)	(1,272)	(1,944)	(106)	(135)
Change in plan assets:
Fair value of plan assets at beginning of year	2,303	2,125	1,360	1,331	—	—
Actual return on plan assets	(278)	335	(322)	80	—	—
Employer contributions	10	10	40	50	12	12
Employee contributions	—	—	7	7	1	2
Amendments and settlements	—	—	(65)	(10)	—	—
Benefits and other expenses paid	(178)	(167)	(46)	(59)	(13)	(14)
Foreign exchange rate impact and other	—	—	(105)	(39)	—	—
Fair value of plan assets at end of year	1,857	2,303	869	1,360	—	—
Funded status	$(56)	$(229)	$(403)	$(584)	$(106)	$(135)
The largest contributor to the net actuarial gains affecting the benefit obligations in 2022 and 2021 U.S. pension, non-U.S. pension plans and the postretirement benefit plans is increases in the discount rates compared to the rates in the prior year.
Projected benefit obligation (“PBO”) and fair value of plan assets for pension plans and postretirement benefit plans with PBO’s in excess of plan assets ($ in millions):

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Benefits
	2022	2021	2022	2021	2022	2021
Projected benefit obligation	$98	$2,532	$754	$1,125	$106	$135
Fair value of plan assets	—	2,303	260	357	—	—
The year-over-year change in the amounts above reflects the changes in the benefit plans with a fair value of plan assets in excess of the projected benefit obligation.

Accumulated benefit obligation (“ABO”) and fair value of plan assets for pension plans with ABO’s in excess of plan assets ($ in millions):

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	2022	2021	2022	2021
Accumulated benefit obligation	$98	$2,532	$694	$1,184
Fair value of plan assets	—	2,303	250	521
The year-over-year change in the amounts above reflects the changes in the benefit plans with a fair value of plan assets in excess of the accumulated benefit obligation.
Weighted average assumptions used to determine benefit obligations at date of measurement:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Benefits
	2022	2021	2022	2021	2022	2021
Discount rate	5.4%	2.7%	3.9%	1.4%	5.4%	2.6%
Rate of compensation increase	N/A	N/A	3.0%	2.6%	N/A	N/A
In 2022, the medical trend rate used to determine the postretirement benefit obligation was 5.2%. The rate decreases gradually to an ultimate rate of 4.0% by 2046 and remains at that level thereafter. In 2021, the medical trend rate used to determine the postretirement benefit obligation was 5.3%, gradually decreasing to an ultimate rate of 4.0% by 2046 and remaining at that level thereafter. The trend rate is a significant factor in determining the amounts reported.
Components of net periodic pension and postretirement benefit (cost) ($ in millions):

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Benefits
	2022	2021	2022	2021	2022	2021
Service cost	$—	$—	$(39)	$(44)	$—	$—
Interest cost	(54)	(44)	(23)	(19)	(3)	(2)
Expected return on plan assets	130	123	37	42	—	—
Amortization of prior service (cost) credit	(1)	(1)	2	1	2	2
Amortization of net loss	(35)	(46)	(2)	(11)	(1)	(2)
Curtailment and settlement gains (losses) recognized	—	—	(7)	(1)	—	—
Net periodic pension benefit (cost)	$40	$32	$(32)	$(32)	$(2)	$(2)
The components of the net periodic benefit (cost) of the noncontributory defined benefit pension plans and other postretirement employee benefit plans other than service cost are included in other income (expense), net in the Consolidated Statements of Earnings.
Weighted average assumptions used to determine net periodic pension benefit (cost) at date of measurement:

	U.S. Plans		Non-U.S. Plans
	2022	2021	2022	2021
Discount rate	2.7%	2.3%	1.4%	1.1%
Expected long-term return on plan assets	6.8%	6.8%	3.2%	3.3%
Rate of compensation increase	N/A	N/A	2.6%	2.5%
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
Included in accumulated other comprehensive income (loss) as of December 31, 2022 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credit of $7 million ($5 million, after-tax) and unrecognized actuarial losses of approximately $464 million ($353 million, after-tax). The unrecognized losses and prior service cost, net, is calculated as the difference between the actuarially determined projected benefit obligation and the value of the plan assets less accrued pension costs as of December 31, 2022.

Included in accumulated other comprehensive income (loss) as of December 31, 2022 are the following amounts that have not yet been recognized in net periodic postretirement benefit cost: unrecognized prior service credits of $10 million ($8 million, after-tax) and unrecognized actuarial losses of $1 million ($1 million, after-tax). The unrecognized losses and prior service credits, net, is calculated as the difference between the actuarially determined projected benefit obligation and the value of the plan assets less accrued benefit costs as of December 31, 2022.
Selection of Expected Rate of Return on Assets
For the years ended December 31, 2022, 2021 and 2020, the Company used an expected long-term rate of return assumption of 6.75%, 6.75%, and 7.00%, respectively, for its U.S. defined benefit pension plan. The Company intends to use an expected long-term rate of return assumption of 6.75% for 2023 for such plan. This expected rate of return reflects the asset allocation of the plan, and is based primarily on broad, publicly-traded equity and fixed-income indices and forward-looking estimates of active portfolio and investment management. Long-term rate of return on asset assumptions for the non-U.S. plans were determined on a plan-by-plan basis based on the composition of assets and ranged from 0.8% to 5.3% in 2022 and 0.3% to 5.0% in 2021, with a weighted average rate of return assumption of 3.2% in 2022 and 3.3% in 2021.
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
The fair values of the Company’s pension plan assets for both the U.S. and non-U.S. plans as of December 31, 2022 and 2021, by asset category were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
	2022	2021	2022	2021	2022	2021	2022	2021
Cash and equivalents	$113	$85	$—	$—	$—	$—	$113	$85
Equity securities:
Common stock	379	486	—	—	—	—	379	486
Preferred stock	—	2	—	—	—	—	—	2
Fixed income securities:
Corporate bonds	—	—	129	47	—	—	129	47
Government issued	—	—	24	46	—	—	24	46
Mutual funds	156	223	118	248	—	—	274	471
Insurance contracts	—	—	303	357	—	—	303	357
Total	$648	$796	$574	$698	$—	$—	1,222	1,494
Investments measured at NAV (a):
Common/collective trusts							811	1,073
Venture capital, partnerships and other private investments							693	1,096
Total assets at fair value							$2,726	$3,663
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
Expected Contributions
During 2023, the Company’s cash contribution requirements for its U.S. and its non-U.S. defined benefit pension plans are expected to be approximately $10 million and $35 million, respectively. During 2023, the Company’s cash contribution requirements for its other postretirement benefit plans are expected to be approximately $14 million. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contributions, local practices, market conditions, interest rates and other factors.
The following sets forth benefit payments, which reflect expected future service, as appropriate, expected to be paid by the plans in the periods indicated ($ in millions):

	U.S. Pension Plans	Non-U.S. Pension Plans	Postretirement Benefit Plans	All Plans
2023	$186	$56	$14	$256
2024	184	62	13	259
2025	183	59	12	254
2026	182	64	11	257
2027	180	64	10	254
2028 - 2032	718	352	42	1,112
Other Matters
Substantially all employees not covered by defined benefit plans are covered by defined contribution plans, which generally provide for Company funding based on a percentage of compensation.
A limited number of the Company’s subsidiaries participate in multiemployer defined benefit and contribution plans, primarily outside of the United States, that require the Company to periodically contribute funds to the plan. The risks of participating in a multiemployer plan differ from the risks of participating in a single-employer plan in the following respects: (1) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers, (2) if a participating employer ceases contributing to the plan, the unfunded obligations of the plan may be required to be borne by the remaining participating employers and (3) if the Company elects to stop participating in the plan, the Company may be required to pay the plan an amount based on the unfunded status of the plan. None of the multiemployer plans in which the Company’s subsidiaries participate are considered to be quantitatively or qualitatively significant, either individually or in the aggregate. In addition, contributions made to these plans during 2022, 2021 and 2020 were not significant, either individually or in the aggregate.
The Company’s expenses for all defined benefit and defined contribution pension plans amounted to $281 million, $245 million and $224 million for the years ended December 31, 2022, 2021 and 2020, respectively.

NOTE 17. COMMITMENTS
Warranties
The Company generally accrues estimated warranty costs at the time of sale. In general, manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly and appropriately maintained. Warranty periods depend on the nature of the product and range from the date of such sale up to twenty years. The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor and in certain instances estimated property damage. As of December 31, 2022 and 2021, the Company had accrued warranty liabilities of $95 million and $97 million, respectively.
Purchase Obligations
The Company has entered into agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancellable at any time without penalty. As of December 31, 2022, the aggregate amount of the Company’s purchase obligations totaled approximately $2.3 billion and the majority of these obligations are expected to be settled during 2023.

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
The Company has recorded a provision for environmental investigation and remediation and environmental-related claims with respect to sites owned or formerly owned by the Company and its subsidiaries and third-party sites where the Company has been determined to be a potentially responsible party. The Company generally makes an assessment of the costs involved for its remediation efforts based on environmental studies, as well as its prior experience with similar sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties of the Company’s involvement in certain sites, uncertainties regarding the extent of the required cleanup, the availability of alternative cleanup methods, variations in the interpretation of applicable laws and regulations, the possibility of insurance recoveries with respect to certain sites and the fact that imposition of joint and several liability with right of contribution is possible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other environmental laws and regulations. If the Company determines that potential liability for a particular site or with respect to a personal injury claim is known or considered probable and reasonably estimable, the Company accrues the total estimated loss, including investigation and remediation costs, associated with the site or claim. As of December 31, 2022, the Company had a reserve of $197 million for environmental matters which are known or considered probable and reasonably estimable (of which $164 million are noncurrent), which reflects the Company’s best estimate of the costs to be incurred with respect to such matters.
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
As of December 31, 2022, the Company had approximately $632 million of guarantees consisting primarily of outstanding standby letters of credit, bank guarantees and performance and bid bonds. These guarantees have been provided in connection with certain arrangements with vendors, customers, insurance providers, financing counterparties and governmental entities to secure the Company’s obligations and/or performance requirements related to specific transactions. The Company believes that if the obligations under these instruments were triggered, it would not have a material effect on its Consolidated Financial Statements.

NOTE 19. STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION
Stockholders’ Equity
On July 16, 2013, the Company’s Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Repurchase Program, and the timing and amount of any shares repurchased under the program will be determined by the Company’s management based on its evaluation of market conditions and other factors. The Repurchase Program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plan) and for other corporate purposes. On July 22, 2022, the Company repurchased 3,906 shares of the Company’s common stock for $1 million as part of the Repurchase Program. As of December 31, 2022, approximately 20 million shares remained available for repurchase pursuant to the Repurchase Program. The Company expects to fund any future stock repurchases using the Company’s available cash balances or proceeds from the issuance of debt.
Except as discussed above, neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during 2022, 2021 or 2020.
The following table summarizes the Company’s share activity for the years ended December 31 (shares in millions):

	2022	2021	2020
Preferred stock - shares issued:
Balance, beginning of period	3.4	3.4	1.7
Issuance of MCPS	—	—	1.7
Conversion of MCPS to common stock	(1.7)	—	—
Balance, end of period	1.7	3.4	3.4

Common stock - shares issued:
Balance, beginning of period	855.7	851.3	835.5
Issuance of common stock attributable to stock-based compensation	2.6	3.4	4.5
Conversion of MCPS to common stock	11.0	—	—
Common stock issued in connection with acquisitions	—	0.1	—
Common stock issued in connection with LYONs’ conversions	—	0.9	0.4
Other issuance of common stock	—	—	10.9
Balance, end of period	869.3	855.7	851.3
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
Unless converted earlier in accordance with the terms of the applicable certificate of designations, each share of MCPS Series B will mandatorily convert on April 15, 2023 into a number of shares of the Company’s common stock between the Minimum Conversion Rate of 5.0156 shares and the Maximum Conversion Rate of 6.1441 shares (subject to further anti-dilution adjustments). The number of shares of the Company’s common stock issuable upon conversion will be determined based on the average volume-weighted average price per share of the Company’s common stock over the 20 consecutive trading day period beginning on, and including, the 21st scheduled trading day immediately before the Mandatory Conversion Date. Subject to certain exceptions, at any time prior to the Mandatory Conversion Date, holders may elect to convert the MCPS Series B shares into common stock based on the Minimum Conversion Rate (subject to further anti-dilution adjustments). In the event of a fundamental change, the MCPS Series B shares will convert at the fundamental change rates specified in the certificate of designations, and the holders of MCPS Series B shares would be entitled to a fundamental change make-whole dividend.
Holders of MCPS Series B will be entitled to receive, when and if declared by the Company’s Board of Directors, cumulative dividends at the Annual Cumulative Dividend Rate of the Liquidation Preference per share, payable in cash or, subject to certain limitations, by delivery of shares of the Company’s common stock or any combination of cash and shares of the Company’s common stock, at the Company’s election. If declared, dividends on the MCPS Series B shares are payable quarterly on January 15, April 15, July 15 and October 15 of each year (to, and including, the Mandatory Conversion Date), to the holders of record of the MCPS Series B shares as they appear on the Company’s stock register at the close of business on the immediately preceding December 31, March 31, June 30 and September 30, respectively.
Stock-Based Compensation
Stock options, RSUs and PSUs have been issued to directors, officers and other employees under the Company’s 2007 Omnibus Incentive Plan. The 2007 Omnibus Incentive Plan provides for the grant of stock options, stock appreciation rights, RSUs, restricted stock, PSUs or any other stock-based award and cash-based awards. A total of approximately 127 million shares of Danaher common stock have been authorized for issuance under the 2007 Omnibus Incentive Plan. As of December 31, 2022, approximately 45 million shares of the Company’s common stock remain available for issuance under the 2007 Omnibus Incentive Plan.
Stock options granted prior to 2022 under the 2007 Omnibus Incentive Plan generally vest pro rata over a five-year period and terminate ten years from the grant date, though the specific terms of each grant are determined by the Compensation Committee of the Company’s Board (the “Compensation Committee”). Stock options granted subsequent to December 31, 2021 under the amended and restated 2007 Omnibus Incentive Plan generally vest pro rata over a four-year period and terminate ten years from the grant date, though specific terms of each grant are determined by the Compensation Committee. The Company’s executive officers and certain other employees have been awarded options with different vesting criteria, and options granted to outside directors are fully vested as of the grant date. Option exercise prices for options granted by the Company equal the closing price of the Company’s common stock on the New York Stock Exchange on the date of grant.
RSUs issued under the 2007 Omnibus Incentive Plan provide for the issuance of a share of the Company’s common stock at no cost to the holder. RSUs granted prior to 2022 to employees under the 2007 Omnibus Incentive Plan generally provide for pro rata time-based vesting over a five-year period, although executive officers and certain other employees have been awarded RSUs with different vesting criteria. RSUs granted subsequent to December 31, 2021 to employees under the amended and restated 2007 Omnibus Incentive Plan generally vest pro rata over a four-year period, although certain employees have been awarded RSUs with different vesting criteria. The RSUs that have been granted to directors under the 2007 Omnibus Incentive Plan vest on the earlier of the first anniversary of the grant date or the date of, and immediately prior to, the next annual meeting of the Company’s shareholders following the grant date, but the underlying shares are not issued until the earlier of the director’s death or the first day of the seventh month following the director’s retirement from the Board. Prior to vesting, RSUs granted under the 2007 Omnibus Incentive Plan do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued and outstanding.
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
The following summarizes the assumptions used in the Black-Scholes model to value options granted during the years ended December 31:

	2022	2021	2020
Risk-free interest rate	1.8 – 4.0%	0.6 – 1.5%	0.3 – 1.3%
Weighted average volatility	30.3%	29.8%	24.3%
Dividend yield	0.4%	0.3%	0.4%
Expected years until exercise	5.0 – 7.5	5.0 – 7.5	5.0 – 8.0
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
The following summarizes the components of the Company’s continuing operations stock-based compensation expense for the years ended December 31 ($ in millions):

	2022	2021	2020
RSUs/PSUs:
Pretax compensation expense	$195	$129	$114
Income tax benefit	(40)	(26)	(24)
RSU/PSU expense, net of income taxes	155	103	90
Stock options:
Pretax compensation expense	141	89	73
Income tax benefit	(28)	(18)	(15)
Stock option expense, net of income taxes	113	71	58
Total stock-based compensation:
Pretax compensation expense	336	218	187
Income tax benefit	(68)	(44)	(39)
Total stock-based compensation expense, net of income taxes	$268	$174	$148
Stock-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Earnings. As of December 31, 2022, $204 million of total unrecognized compensation cost related to RSUs/PSUs is expected to be recognized over a weighted average period of approximately two years. As of December 31, 2022, $240 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately two years. Future compensation amounts will be adjusted for any changes in estimated forfeitures.

The following summarizes option activity under the Company’s stock plans (in millions, except weighted exercise price and number of years):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2020	17.0	$82.95
Granted	2.9	160.71
Exercised	(3.5)	62.54
Cancelled/forfeited	(0.5)	113.94
Outstanding as of December 31, 2020	15.9	100.65
Granted	2.8	240.75
Exercised	(2.4)	79.16
Cancelled/forfeited	(0.7)	144.60
Outstanding as of December 31, 2021	15.6	127.13
Granted	2.3	269.10
Exercised	(1.6)	89.62
Cancelled/forfeited	(0.6)	198.85
Outstanding as of December 31, 2022	15.7	149.01	6	$1,847
Vested and expected to vest as of December 31, 2022 (a)	15.3	$147.34	6	$1,833
Vested as of December 31, 2022	8.2	$102.64	5	$1,341
(a)    The “expected to vest” options are the net unvested options that remain after applying the forfeiture rate assumption to total unvested options.
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2022 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2022. The amount of aggregate intrinsic value will change based on the price of the Company’s common stock.
The weighted average per share grant-date fair values of options granted during 2022, 2021 and 2020 were $80.32, $64.57 and $37.42, respectively.
Options outstanding as of December 31, 2022 are summarized below (in millions, except price per share and number of years):

	Outstanding			Exercisable
Exercise Price	Shares	Average Exercise Price	Average Remaining Life (in years)	Shares	Average Exercise Price
$39.6 to $66.79	1.8	$62.75	2	1.8	$62.75
$66.8 to $92.41	2.4	81.60	4	2.4	81.60
$92.42 to $141.10	4.4	107.41	5	2.7	105.90
$141.11 to $249.18	4.2	185.12	7	1.1	173.94
$249.19 to $299.68	2.9	272.79	9	0.2	283.43
The aggregate intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 was $288 million, $446 million and $415 million, respectively. Exercise of options during the years ended December 31, 2022, 2021 and 2020 resulted in cash receipts of $130 million, $167 million and $211 million, respectively. Upon exercise of the award by the employee, the Company derives a tax deduction measured by the excess of the market value over the grant price at the date of exercise. The Company realized a tax benefit of $48 million, $83 million and $82 million in 2022, 2021 and 2020, respectively, related to the exercise of employee stock options.

The following summarizes information on unvested RSU and PSU activity (in millions, except weighted average grant-date fair value):

	Number of RSUs/PSUs	Weighted Average Grant-Date Fair Value
Unvested as of January 1, 2020	3.5	$94.85
Granted	1.1	159.93
Vested	(1.0)	91.08
Forfeited	(0.2)	111.59
Unvested as of December 31, 2020	3.4	116.03
Granted	0.9	234.52
Vested	(1.0)	101.86
Forfeited	(0.2)	147.20
Unvested as of December 31, 2021	3.1	152.99
Granted	1.1	268.00
Vested	(1.0)	159.42
Forfeited	(0.2)	202.55
Unvested as of December 31, 2022	3.0	189.71
The Company realized a tax benefit of $37 million, $35 million and $18 million in the years ended December 31, 2022, 2021 and 2020, respectively, related to the vesting of RSUs and PSUs.
The excess tax benefit of $61 million, $95 million and $85 million related to the exercise of employee stock options and vesting of RSUs and PSUs for the years ended December 31, 2022, 2021 and 2020, respectively, has been recorded as a reduction to the current income tax provision and is reflected as an operating cash inflow in the accompanying Consolidated Statements of Cash Flows.
In connection with the exercise of certain stock options and the vesting of RSUs previously issued by the Company, a number of shares sufficient to fund statutory minimum tax withholding requirements has been withheld from the total shares issued or released to the award holder (though under the terms of the applicable plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the year ended December 31, 2022, 362 thousand shares with an aggregate value of $99 million were withheld to satisfy the requirement. During the year ended December 31, 2021, 346 thousand shares with an aggregate value of $81 million were withheld to satisfy the requirement. The withholding is treated as a reduction in additional paid-in capital in the accompanying Consolidated Statements of Stockholders’ Equity and a reduction in proceeds from the issuance of common stock in connection with stock-based compensation in the Consolidated Statements of Cash Flows.

Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income (loss) by component are summarized below ($ in millions).

	Foreign Currency Translation Adjustments	Pension and Postretirement Plan Benefit Adjustments		Cash Flow Hedge Adjustments		Accumulated Comprehensive Income (Loss)
Balance, January 1, 2020	$(2,174)	$(781)		$(113)		$(3,068)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	2,894	(239)		(432)		2,223
Income tax impact	25	57		—		82
Other comprehensive income (loss) before reclassifications, net of income taxes	2,919	(182)		(432)		2,305
Reclassification adjustments
Increase (decrease)	—	46	(a)	361	(b)	407
Income tax impact	—	(11)		(1)		(12)
Reclassification adjustments, net of income taxes	—	35		360		395
Net other comprehensive income (loss), net of income taxes	2,919	(147)		(72)		2,700
Balance, December 31, 2020	745	(928)		(185)		(368)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	(1,277)	436		523		(318)
Income tax impact	(7)	(102)		5		(104)
Other comprehensive income (loss) before reclassifications, net of income taxes	(1,284)	334		528		(422)
Reclassification adjustments
Increase (decrease)	—	58	(a)	(280)	(b)	(222)
Income tax impact	—	(14)		(1)		(15)
Reclassification adjustments, net of income taxes	—	44		(281)		(237)
Net other comprehensive income (loss), net of income taxes	(1,284)	378		247		(659)
Balance, December 31, 2021	(539)	(550)		62		(1,027)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	(2,051)	233		378		(1,440)
Income tax impact	(54)	(56)		(91)		(201)
Other comprehensive income (loss) before reclassifications, net of income taxes	(2,105)	177		287		(1,641)
Reclassification adjustments
Increase (decrease)	—	42	(a)	(235)	(b)	(193)
Income tax impact	—	(10)		(1)		(11)
Reclassification adjustments, net of income taxes	—	32		(236)		(204)
Net other comprehensive income (loss), net of income taxes	(2,105)	209		51		(1,845)
Balance, December 31, 2022	$(2,644)	$(341)		$113		$(2,872)
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
Management’s annual report on its internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm’s audit report on the effectiveness of Danaher’s internal control over financial reporting are included in the Company’s financial statements for the year ended December 31, 2022 included in Item 8 of this Annual Report on Form 10-K, under the headings “Report of Management on Danaher Corporation’s Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” respectively, and are incorporated herein by reference.
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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than the information below, the information required by this Item is incorporated by reference from the sections entitled Proposal 1–Election of Directors of Danaher, Corporate Governance and Other Information in the Proxy Statement for the Company’s 2023 annual meeting of shareholders and from the information under the caption “Information About Our

Executive Officers” in Part I hereof. No nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than the Company pursuant to which such person is or was to be selected as a director or nominee.
Code of Ethics
Danaher has adopted a code of business conduct and ethics for directors, officers (including Danaher’s principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Code of Conduct. The Code of Conduct is available in the “Sustainability” section of Danaher’s website at www.danaher.com.
Danaher intends to disclose any amendment to the Code of Conduct that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, and any waiver from a provision of the Code of Conduct granted to any director, principal executive officer, principal financial officer, principal accounting officer, or any of its other executive officers, in the “Sustainability” section of its website, at www.danaher.com, within four business days following the date of such amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from the sections entitled Director Compensation, Compensation Discussion and Analysis, Compensation Committee Report, Compensation Tables and Information (other than the Pay Versus Performance disclosure) and Summary of Employment Agreements and Plans in the Proxy Statement for the Company’s 2023 annual meeting of shareholders (provided that the Compensation Committee Report shall not be deemed to be “filed” and the Pay-Versus-Performance disclosure shall not be deemed to be incorporated by reference herein).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from the sections entitled Beneficial Ownership of Danaher Common Stock by Directors, Officers and Principal Shareholders, Summary of Employment Agreements and Plans and Compensation Tables and Information in the Proxy Statement for the Company’s 2023 annual meeting of shareholders (provided that the Pay-Versus-Performance disclosure shall not be deemed to be incorporated by reference herein).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from the section entitled Director Independence and Related Person Transactions in the Proxy Statement for the Company’s 2023 annual meeting of shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is Ernst & Young LLP, Tysons, Virginia, PCAOB ID: 00042.
The information required by this Item is incorporated by reference from the section entitled Proposal 2–Ratification of Independent Registered Public Accounting Firm in the Proxy Statement for the Company’s 2023 annual meeting of shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a)    The following documents are filed as part of this report.
(1)Financial Statements. The financial statements are set forth under “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
(2)Schedules. An index of Exhibits and Schedules is on page 112 of this report. Schedules other than those listed below have been omitted from this Annual Report on Form 10-K because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.
(3)Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

DANAHER CORPORATION
INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULE

Page Number in Form 10-K
Schedule:
Valuation and Qualifying Accounts	119
EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Danaher Corporation	Incorporated by reference from Exhibit 3.1 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2012

3.2	Certificate of Designations of the 4.75% Mandatory Convertible Preferred Stock, Series A	Incorporated by reference from Exhibit 3.1 to Danaher Corporation’s Current Report on Form 8-K filed March 1, 2019

3.3	Certificate of Designations of the 5.00% Mandatory Convertible Preferred Stock, Series B	Incorporated by reference from Exhibit 3.1 to Danaher Corporation’s Current Report on Form 8-K filed May 12, 2020

3.4	Amended and Restated By-laws of Danaher Corporation	Incorporated by reference from Exhibit 3.1 to Danaher Corporation’s Current Report on Form 8-K filed December 7, 2022

4.1	Senior Indenture dated as of December 11, 2007 by and between Danaher Corporation and The Bank of New York Mellon Trust Company, N.A. as trustee (“Senior Indenture”)	Incorporated by reference from Exhibit 1.2 to Danaher Corporation’s Current Report on Form 8-K filed on December 11, 2007

4.2	First Supplemental Indenture to Senior Indenture, dated as of September 15, 2015, by and between Danaher Corporation and The Bank of New York Mellon Trust Company, N.A. as trustee	Incorporated by reference from Exhibit 4.1 to Danaher Corporation’s Current Report on Form 8-K filed September 15, 2015

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

4.13	Specimen Certificate of the 5.00% Mandatory Convertible Preferred Stock, Series B	Included in Exhibit 3.3 above

4.14	Description of Securities Registered Under Section 12 of the Exchange Act

10.1	Danaher Corporation 2007 Omnibus Incentive Plan, as amended and restated*	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed December 8, 2021

10.2	Danaher Corporation Non-Employee Directors’ Deferred Compensation Plan, as amended, a sub-plan under the 2007 Omnibus Incentive Plan*	Incorporated by reference from Exhibit 10.2 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008

10.3	Amended Form of Election to Defer under the Danaher Corporation Non-Employee Directors’ Deferred Compensation Plan*	Incorporated by reference from Exhibit 10.3 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008

10.4	Form of Danaher Corporation 2007 Omnibus Incentive Plan Stock Option Agreement for Non-Employee Directors*

10.5	Form of Danaher Corporation 2007 Omnibus Incentive Plan RSU Agreement for Non-Employee Directors*

10.6	Form of Danaher Corporation 2007 Omnibus Incentive Plan Stock Option Agreement*

10.7	Form of Danaher Corporation 2007 Omnibus Incentive Plan RSU Agreement*

10.8	Form of Danaher Corporation 2007 Omnibus Incentive Plan PSU Agreement*

10.9	Danaher Corporation & Subsidiaries Amended and Restated Executive Deferred Incentive Program*	Incorporated by reference from Exhibit 10.8 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018

10.10	Amendment to Danaher Corporation & Subsidiaries Amended and Restated Executive Deferred Incentive Program*	Incorporated by reference from Exhibit 10.14 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2019

10.11	Danaher Corporation Excess Contribution Program, a sub-plan under the 2007 Omnibus Incentive Plan, as amended and restated*	Incorporated by reference from Exhibit 10.9 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018

10.12	Amendment to Danaher Excess Contribution Program*	Incorporated by reference from Exhibit 10.15 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2019

10.13	Amended and Restated Danaher Corporation Deferred Compensation Plan*	Incorporated by reference from Exhibit 10.12 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2019

10.14	Amendment to Amended and Restated Danaher Corporation Deferred Compensation Plan*	Incorporated by reference from Exhibit 10.13 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2019

10.15	Danaher Corporation Senior Leader Severance Pay Plan*	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2013

10.16	Amended and Restated Agreement Regarding Competition and Protection of Proprietary Interests by and between Danaher Corporation and Rainer M. Blair, dated May 6, 2020*	Incorporated by reference from Exhibit 10.2 to Danaher Corporation’s Current Report on Form 8-K filed May 6, 2020

10.17	Agreement Regarding Competition and Protection of Proprietary Interests by and between Danaher Corporation and Joakim Weidemanis, dated as of May 15, 2020*	Incorporated by reference from Exhibit 10.3 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2020

10.18	Agreement Regarding Competition and Protection of Proprietary Interests by and between Danaher Corporation and Matthew McGrew dated November 7, 2018*	Incorporated by reference from Exhibit 10.2 to Danaher Corporation’s Current Report on Form 8-K filed on November 8, 2018

10.19	Agreement Regarding Competition and Protection of Proprietary Interests by and between Danaher Corporation and Jennifer Honeycutt dated January 26, 2021*	Incorporated by reference from Exhibit 10.19 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021

10.20	Agreement Regarding Competition and Protection of Proprietary Interests by and between Danaher Corporation and Jose-Carlos Gutierrez-Ramos dated February 14, 2023*

10.21	Letter Agreement by and between Danaher Corporation and Jose-Carlos Gutierrez-Ramos dated November 23, 2020*

10.22	Description of compensation arrangements for non-management directors*

10.23	Management Agreement dated February 23, 2012 by and between FJ900, Inc. and Joust Capital III, LLC (1)	Incorporated by reference from Exhibit 10.25 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011

10.24	Interchange Agreement dated July 22, 2011 by and between Danaher Corporation and Joust Capital III, LLC (2)	Incorporated by reference from Exhibit 10.10 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2011

10.25	Aircraft Time Sharing Agreement by and between Danaher Corporation and Rainer M. Blair, dated as of August 3, 2020* (3)	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2020

10.26	Form of Director and Officer Indemnification Agreement	Incorporated by reference from Exhibit 10.35 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008

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

*	Indicates management contract or compensatory plan, contract or arrangement.
(1)	In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, FJ900, Inc. (a subsidiary of Danaher) has entered into a management agreement with Joust Capital II, LLC that is substantially identical in all material respects to the form of agreement referenced as Exhibit 10.23, except as to the referenced aircraft and the name of the counterparty.
(2)	In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, Danaher Corporation or a subsidiary thereof has entered into additional interchange agreements with each of Joust Capital II, LLC and Joust Capital III, LLC that are substantially identical in all material respects to the form of agreement attached as Exhibit 10.24, except as to the referenced aircraft and, in certain cases, the name of the counterparty.
(3)	In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, Danaher Corporation has entered into an aircraft time sharing agreement with Matthew R. McGrew that is substantially identical in all material respects to the form of agreement referenced as Exhibit 10.25.
(4)	Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2022 and 2021, (ii) Consolidated Statements of Earnings for the years ended December 31, 2022, 2021, and 2020, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021, and 2020, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022, 2021, and 2020, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DANAHER CORPORATION

Date:	February 22, 2023	By:	/s/ RAINER M. BLAIR
Rainer M. Blair
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Name, Title and Signature	Date

/s/ STEVEN M. RALES	February 22, 2023
Steven M. Rales
Chairman of the Board

/s/ MITCHELL P. RALES	February 22, 2023
Mitchell P. Rales
Chairman of the Executive Committee

/s/ RAINER M. BLAIR	February 22, 2023
Rainer M. Blair
President, Chief Executive Officer and Director

/s/ LINDA FILLER	February 22, 2023
Linda Filler
Director

/s/ FEROZ DEWAN	February 22, 2023
Feroz Dewan
Director

/s/ TERI LIST	February 22, 2023
Teri List
Director

/s/ WALTER G. LOHR, JR.	February 22, 2023
Walter G. Lohr, Jr.
Director

/s/ JESSICA L. MEGA, M.D., MPH	February 22, 2023
Jessica L. Mega, M.D, MPH
Director

/s/ PARDIS C. SABETI, M.D., D.Phil	February 22, 2023
Pardis C. Sabeti, M.D., D.Phil
Director

/s/ A. SHANE SANDERS	February 22, 2023
A. Shane Sanders
Director

/s/ JOHN T. SCHWIETERS	February 22, 2023
John T. Schwieters
Director

/s/ ALAN G. SPOON	February 22, 2023
Alan G. Spoon
Director

/s/ RAYMOND C. STEVENS, Ph.D.	February 22, 2023
Raymond C. Stevens, Ph.D.
Director

/s/ ELIAS A. ZERHOUNI, M.D.	February 22, 2023
Elias A. Zerhouni, M.D.
Director

/s/ MATTHEW R. MCGREW	February 22, 2023
Matthew R. McGrew
Executive Vice President and Chief Financial Officer

/s/ CHRISTOPHER M. BOUDA	February 22, 2023
Christopher M. Bouda
Vice President and Chief Accounting Officer

DANAHER CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
($ in millions)

Classification	Balance at Beginning of Period (a)	Charged to Costs & Expenses	Impact of Currency	Charged to Other Accounts (b)	Write-Offs, Write-Downs & Deductions	Balance at End of Period (a)
Year ended December 31, 2022:
Allowances deducted from asset account
Allowance for doubtful accounts	$126	29	(5)	—	(22)	$128
Year ended December 31, 2021:
Allowances deducted from asset account
Allowance for doubtful accounts	$134	31	(5)	—	(34)	$126
Year ended December 31, 2020:
Allowances deducted from asset account
Allowance for doubtful accounts	$105	31	4	14	(20)	$134
(a)     Amounts include allowance for doubtful accounts classified as current and noncurrent.
(b)    Amounts related to businesses acquired, net of amounts related to businesses disposed not included in discontinued operations, and amounts related to the adoption impact from ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.