Form 10-Q
period 2023-03-31
DANAHER CORP /DE/
filed 2023-04-25
CIK 313616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The number of shares of common stock outstanding at April 20, 2023 was 737,898,789.

DANAHER CORPORATION
INDEX
FORM 10-Q

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ in millions, except per share amount)
(unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and equivalents	$7,379	$5,995
Trade accounts receivable, less allowance for doubtful accounts of $125 and $126, respectively	4,313	4,918
Inventories:
Finished goods	1,620	1,504
Work in process	542	473
Raw materials	1,221	1,133
Total inventories	3,383	3,110
Prepaid expenses and other current assets	1,457	1,860
Total current assets	16,532	15,883
Property, plant and equipment, net of accumulated depreciation of $4,022 and $3,893, respectively	4,065	3,956
Other long-term assets	4,611	4,459
Goodwill	39,856	39,752
Other intangible assets, net	19,976	20,300
Total assets	$85,040	$84,350
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$1,571	$591
Trade accounts payable	2,081	2,296
Accrued expenses and other liabilities	5,078	5,502
Total current liabilities	8,730	8,389
Other long-term liabilities	6,563	6,785
Long-term debt	18,261	19,086
Stockholders’ equity:
Preferred stock, no par value, 15.0 million shares authorized; 1.72 million shares of 5.00% Mandatory Convertible Preferred Stock, Series B, issued and outstanding as of March 31, 2023 and December 31, 2022	1,668	1,668
Common stock - $0.01 par value, 2.0 billion shares authorized; 870.4 million issued and 729.2 million outstanding as of March 31, 2023; 869.3 million issued and 728.3 million outstanding as of December 31, 2022	9	9
Additional paid-in capital	12,130	12,072
Retained earnings	40,437	39,205
Accumulated other comprehensive income (loss)	(2,766)	(2,872)
Total Danaher stockholders’ equity	51,478	50,082
Noncontrolling interests	8	8
Total stockholders’ equity	51,486	50,090
Total liabilities and stockholders’ equity	$85,040	$84,350
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three-Month Period Ended
	March 31, 2023	April 1, 2022
Sales	$7,167	$7,688
Cost of sales	(2,797)	(2,983)
Gross profit	4,370	4,705
Operating costs:
Selling, general and administrative expenses	(2,147)	(2,092)
Research and development expenses	(429)	(441)
Operating profit	1,794	2,172
Nonoperating income (expense):
Other income (expense), net	24	(20)
Interest expense	(68)	(54)
Interest income	48	1
Earnings before income taxes	1,798	2,099
Income taxes	(348)	(374)
Net earnings	1,450	1,725
Mandatory convertible preferred stock dividends	(21)	(41)
Net earnings attributable to common stockholders	$1,429	$1,684
Net earnings per common share:
Basic	$1.96	$2.35
Diluted	$1.94	$2.31
Average common stock and common equivalent shares outstanding:
Basic	729.4	716.3
Diluted	737.2	737.7
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three-Month Period Ended
	March 31, 2023	April 1, 2022
Net earnings	$1,450	$1,725
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	25	(343)
Pension and postretirement plan benefit adjustments	—	14
Cash flow hedge adjustments	81	(20)
Total other comprehensive income (loss), net of income taxes	106	(349)
Comprehensive income	$1,556	$1,376
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ in millions)
(unaudited)

	Three-Month Period Ended
	March 31, 2023	April 1, 2022
Preferred stock:
Balance, beginning and end of period	$1,668	$3,268
Common stock:
Balance, beginning and end of period	$9	$9
Additional paid-in capital:
Balance, beginning of period	$12,072	$10,090
Common stock-based award	58	48
Acquisition of noncontrolling interests	—	(15)
Balance, end of period	$12,130	$10,123
Retained earnings:
Balance, beginning of period	$39,205	$32,827
Net earnings	1,450	1,725
Common stock dividends declared	(197)	(179)
Mandatory Convertible Preferred Stock dividends declared	(21)	(41)
Balance, end of period	$40,437	$34,332
Accumulated other comprehensive income (loss):
Balance, beginning of period	$(2,872)	$(1,027)
Other comprehensive income (loss)	106	(349)
Balance, end of period	$(2,766)	$(1,376)
Noncontrolling interests:
Balance, beginning of period	$8	$10
Change in noncontrolling interests	—	(4)
Balance, end of period	$8	$6
Total stockholders’ equity, end of period	$51,486	$46,362
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Three-Month Period Ended
	March 31, 2023	April 1, 2022
Cash flows from operating activities:
Net earnings	$1,450	$1,725
Noncash items:
Depreciation	173	179
Amortization of intangible assets	384	386
Stock-based compensation expense	79	80
Investment (gains) losses	(22)	24
Change in trade accounts receivable, net	631	80
Change in inventories	(257)	(431)
Change in trade accounts payable	(228)	(131)
Change in prepaid expenses and other assets	30	(22)
Change in accrued expenses and other liabilities	(293)	78
Net cash provided by operating activities	1,947	1,968
Cash flows from investing activities:
Cash paid for acquisitions	—	(17)
Payments for additions to property, plant and equipment	(275)	(250)
Proceeds from sales of property, plant and equipment	—	2
Payments for purchases of investments	(43)	(274)
Proceeds from sales of investments	1	17
All other investing activities	13	19
Total cash used in investing activities	(304)	(503)
Cash flows from financing activities:
Payments for the issuance of common stock in connection with stock-based compensation, net	(34)	(46)
Payment of dividends	(204)	(191)
Net (repayments of) proceeds from borrowings (maturities of 90 days or less)	(4)	10
All other financing activities	(20)	(47)
Total cash used in financing activities	(262)	(274)
Effect of exchange rate changes on cash and equivalents	3	(60)
Net change in cash and equivalents	1,384	1,131
Beginning balance of cash and equivalents	5,995	2,586
Ending balance of cash and equivalents	$7,379	$3,717
Supplemental disclosures:
Cash interest payments	$82	$84
Cash income tax payments	228	227
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. GENERAL
The Consolidated Condensed Financial Statements included herein have been prepared by Danaher Corporation (“Danaher” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In this quarterly report, the terms “Danaher” or the “Company” refer to Danaher Corporation, Danaher Corporation and its consolidated subsidiaries, or the consolidated subsidiaries of Danaher Corporation, as the context requires. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The Consolidated Condensed Financial Statements included herein should be read in conjunction with the financial statements as of and for the year ended December 31, 2022 and the Notes thereto included in the Company’s 2022 Annual Report on Form 10-K filed on February 22, 2023 (the “2022 Annual Report”).
In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2023 and December 31, 2022, its results of operations for the three-month periods ended March 31, 2023 and April 1, 2022 and its cash flows for each of the three-month periods then ended.
There have been no changes to the Company’s significant accounting policies described in the Company’s 2022 Annual Report that have a material impact on the Company’s Consolidated Condensed Financial Statements and the related Notes. Reclassifications of certain prior year amounts have been made to conform to the current year presentation.
Operating Leases—As of March 31, 2023 and December 31, 2022, operating lease right-of-use assets where the Company was the lessee were approximately $1.1 billion and $1.0 billion, respectively, and are included within other long-term assets in the accompanying Consolidated Condensed Balance Sheets.  The associated operating lease liabilities were approximately $1.1 billion as of both March 31, 2023 and December 31, 2022 and are included in accrued expenses and other liabilities and other long-term liabilities.

NOTE 2. VERALTO CORPORATION SEPARATION
In September 2022, the Company announced its intention to separate its Environmental & Applied Solutions business into a publicly traded company, to be known as Veralto Corporation (“Veralto”). The Environmental & Applied Solutions business had sales for the year ended December 31, 2022 of approximately $4.8 billion. The transaction is expected to be tax-free to the Company’s shareholders. The Company is targeting to complete the planned separation of the Environmental & Applied Solutions business in the fourth quarter of 2023, subject to the satisfaction of certain conditions, including obtaining final approval from the Danaher Board of Directors, satisfactory completion of financing, receipt of tax opinions, receipt of favorable rulings from the Internal Revenue Service (“IRS”) and receipt of other regulatory approvals. Until the completion of the planned separation, the Environmental & Applied Solutions business will be reported as continuing operations.
The Company incurred separation costs of $28 million ($25 million after-tax) related to preparation for the anticipated separation of the Company’s Environmental & Applied Solutions business primarily related to professional fees for legal, tax, finance and information technology services and duplicative general and administrative costs in the three-month period ended March 31, 2023.

NOTE 3. NET EARNINGS PER COMMON SHARE
Basic net earnings per common share (“EPS”) is calculated by taking net earnings less the Mandatory Convertible Preferred Stock (“MCPS”) dividends divided by the weighted average number of common shares outstanding for the applicable period. Diluted net EPS is computed by taking net earnings less the MCPS dividends divided by the weighted average number of common shares outstanding increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased with the proceeds from the issuance of the potentially dilutive shares. For the three-month periods ended March 31, 2023 and April 1, 2022, approximately 2.4 million and 418 thousand options, respectively, to purchase shares were excluded from the diluted EPS calculation, as the impact of their inclusion would have been anti-dilutive.

The impact of the MCPS Series B calculated under the if-converted method was anti-dilutive for the three-month periods ended March 31, 2023 and April 1, 2022, and as such 8.6 million shares underlying the MCPS Series B were excluded from the calculation of diluted EPS in both periods and the related MCPS Series B dividends of $21 million were included in the calculation of net earnings for diluted EPS for the periods. As of April 17, 2023, all outstanding shares of the MCPS Series B converted into 8.6 million shares of the Company’s common stock.
The impact of the MCPS Series A calculated under the if-converted method was dilutive for the three-month period ended April 1, 2022, and as such 11.0 million shares underlying the MCPS Series A were included in the calculation of diluted EPS in the three-month period and the related MCPS Series A dividends of $20 million were excluded from the calculation of net earnings for diluted EPS. On April 15, 2022, all outstanding shares of the MCPS Series A converted into 11.0 million shares of the Company’s common stock. Refer to Note 14 for additional information about the MCPS Series A and B conversions.
Information related to the calculation of net earnings per common share is summarized as follows ($ and shares in millions, except per share amounts):

	Three-Month Period Ended
	March 31, 2023	April 1, 2022
Numerator:
Net earnings	$1,450	$1,725
MCPS dividends	(21)	(41)
Net earnings attributable to common stockholders for Basic EPS	1,429	1,684
Adjustment for MCPS dividends for dilutive MCPS	—	20
Net earnings attributable to common stockholders after assumed conversions for Diluted EPS	$1,429	$1,704

Denominator:
Weighted average common shares outstanding used in Basic EPS	729.4	716.3
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive restricted stock units (“RSUs”) and performance stock units (“PSUs”)	7.8	10.4
Weighted average MCPS converted shares	—	11.0
Weighted average common shares outstanding used in Diluted EPS	737.2	737.7

Basic EPS	$1.96	$2.35
Diluted EPS	$1.94	$2.31

NOTE 4. REVENUE
The following tables present the Company’s revenues disaggregated by geographical region and revenue type for the three-month periods ended March 31, 2023 and April 1, 2022 ($ in millions). Sales taxes and other usage-based taxes collected from customers are excluded from revenue.

	Biotechnology	Life Sciences	Diagnostics	Environmental & Applied Solutions	Total
For the Three-Month Period Ended March 31, 2023:
Geographical region:
North America(a)	$618	$708	$1,124	$572	$3,022
Western Europe	647	364	420	277	1,708
Other developed markets	79	128	117	29	353
High-growth markets(b)	520	509	715	340	2,084
Total	$1,864	$1,709	$2,376	$1,218	$7,167

Revenue type:
Recurring	$1,511	$1,039	$2,112	$724	$5,386
Nonrecurring	353	670	264	494	1,781
Total	$1,864	$1,709	$2,376	$1,218	$7,167

For the Three-Month Period Ended April 1, 2022:
Geographical region:
North America(a)	$782	$738	$1,306	$528	$3,354
Western Europe	707	328	524	269	1,828
Other developed markets	85	137	124	32	378
High-growth markets(b)	642	463	690	333	2,128
Total	$2,216	$1,666	$2,644	$1,162	$7,688

Revenue type:
Recurring	$1,801	$1,037	$2,370	$690	$5,898
Nonrecurring	415	629	274	472	1,790
Total	$2,216	$1,666	$2,644	$1,162	$7,688
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
The Company sells equipment to customers as well as consumables and services, some of which customers purchase on a recurring basis. Consumables sold for use with the equipment sold by the Company are typically critical to the use of the equipment and are typically used on a one-time or limited basis, requiring frequent replacement in the customer’s operating cycle. Examples of these consumables include reagents used in diagnostic tests, chromatography resins used for research and bioprocessing, filters used in filtration, separation and purification processes and cartridges for marking and coding equipment. Additionally, some of the Company’s consumables are used on a standalone basis, such as water treatment solutions, custom nucleic acids and genomics solutions. The Company separates its goods and services between those typically sold to a customer on a recurring basis and those typically sold to a customer on a nonrecurring basis. Recurring revenue includes revenue from consumables, services and operating-type leases (“OTLs”). Nonrecurring revenue includes sales of equipment and sales-type leases (“STLs”). OTLs and STLs are included in the above revenue amounts. For the three-month periods ended March 31, 2023 and April 1, 2022, lease revenue was $120 million and $124 million, respectively.

Remaining performance obligations related to Topic 606, Revenue from Contracts with Customers, represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period. As of March 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $4.9 billion. The Company expects to recognize revenue on approximately 57% of the remaining performance obligations over the next 12 months, 25% over the subsequent 12 months, and the remainder recognized thereafter.
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (“contract assets”) and deferred revenue, customer deposits and billings in excess of revenue recognized (“contract liabilities”) on the Consolidated Condensed Balance Sheets.
Most of the Company’s long-term contracts are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in billing occurring subsequent to revenue recognition resulting in contract assets. Contract assets are generally classified as other current assets in the Consolidated Condensed Balance Sheets. The balance of contract assets as of March 31, 2023 and December 31, 2022 was $84 million and $90 million, respectively.
The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities that are classified as either current or long-term in the Consolidated Condensed Balance Sheets based on the timing of when the Company expects to recognize revenue. As of March 31, 2023 and December 31, 2022, contract liabilities were approximately $2.0 billion and $1.9 billion, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets. The increase in the contract liability balance during the three-month period ended March 31, 2023 was primarily a result of cash payments received in advance of satisfying performance obligations, partially offset by revenue recognized during the period that was included in the opening contract liability balance. Revenue recognized during the three-month periods ended March 31, 2023 and April 1, 2022 that was included in the contract liability balance on December 31, 2022 and December 31, 2021 was $686 million and $662 million, respectively. Contract assets and liabilities are reported on a net basis on the accompanying Consolidated Condensed Balance Sheets on a contract-by-contract basis at the end of each reporting period.

NOTE 5. SEGMENT INFORMATION
The Company operates and reports its results in four separate business segments consisting of the Biotechnology, Life Sciences, Diagnostics, and Environmental & Applied Solutions segments. When determining the reportable segments, the Company aggregated operating segments based on their similar economic and operating characteristics. Operating profit represents total revenues less operating expenses, excluding nonoperating income and expense, interest and income taxes. Operating profit amounts in the Other segment consist of unallocated corporate costs and other costs not considered part of management’s evaluation of reportable segment operating performance. Intersegment amounts are not significant and are eliminated to arrive at consolidated totals.
Segment results are shown below ($ in millions):

	Three-Month Period Ended
	March 31, 2023	April 1, 2022
Sales:
Biotechnology	$1,864	$2,216
Life Sciences	1,709	1,666
Diagnostics	2,376	2,644
Environmental & Applied Solutions	1,218	1,162
Total	$7,167	$7,688

Operating profit:
Biotechnology	$596	$800
Life Sciences	321	318
Diagnostics	677	886
Environmental & Applied Solutions	299	236
Other	(99)	(68)
Total	$1,794	$2,172

NOTE 6. INCOME TAXES
The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended
	March 31, 2023	April 1, 2022
Effective tax rate	19.4%	17.8%
The Company operates globally, including in certain jurisdictions with lower tax rates than the United States (“U.S.”) federal statutory rate. Therefore, the impact of operating in such jurisdictions contributes to a lower effective tax rate compared to the U.S. federal statutory tax rate.
The effective tax rate for the three-month period ended March 31, 2023 differs from the U.S. federal statutory rate of 21.0% principally due the geographic mix of earnings described above and net discrete benefits of $5 million related primarily to excess tax benefits from stock-based compensation and the release of reserves for uncertain tax positions due to the expiration of statutes of limitation, partially offset by tax costs related to the planned separation of the Environmental & Applied Solutions business and changes in estimates associated with prior period uncertain tax positions. The net discrete benefits reduced the effective tax rate by 0.3% for the three-month period ended March 31, 2023.
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
In the fourth quarter of 2022, the IRS proposed significant adjustments to the Company’s taxable income for the years 2016 through 2018 with respect to the deferral of tax on certain premium income related to the Company’s self-insurance programs. For income tax purposes, the recognition of premium income has been deferred in accordance with U.S. tax laws related to insurance. The IRS challenged the deferral of premium income for certain types of the Company’s self-insurance policies. The proposed adjustments would have increased the Company’s taxable income over the 2016 through 2018 periods by approximately $2.5 billion. In the first quarter of 2023, the Company settled these proposed adjustments with the IRS, although the audit is still open with respect to other matters for the 2016 through 2018 period. The impact of the settlement with respect to the Company’s self-insurance policies was not material to the Company’s financial statements, including cash flows and the effective tax rate. As the settlement with the IRS was specific to the audit period, the settlement does not preclude the IRS from proposing similar adjustments to the Company’s self-insurance programs with respect to periods subsequent to 2018. Management believes the positions the Company has taken in its U.S. tax returns are in accordance with the relevant tax laws.
For a description of the Company’s significant tax matters, reference is made to the financial statements as of and for the year ended December 31, 2022 and Note 7 thereto included in the Company’s 2022 Annual Report.

NOTE 7. OTHER INCOME (EXPENSE), NET
The following sets forth the components of the Company’s other income (expense), net ($ in millions):

	Three-Month Period Ended
	March 31, 2023	April 1, 2022
Other components of net periodic benefit costs	$2	$4
Investment gains (losses):
Realized investment gains (losses)	—	37
Unrealized investment gains (losses)	22	(61)
Total investment gains (losses)	22	(24)
Total other income (expense), net	$24	$(20)
Other Components of Net Periodic Benefit Costs
The Company disaggregates the service cost component of net periodic benefit costs of noncontributory defined benefit pension plans and other postretirement employee benefit plans and presents the other components of net periodic benefit costs in other income (expense), net. These other components of net periodic benefit costs include the assumed rate of return on plan assets, partially offset by amortization of actuarial losses and interest. The Company’s net periodic benefit costs for the three-month period ended April 1, 2022 included a settlement loss of $10 million ($9 million after-tax) as a result of the transfer of a portion of its non-U.S. pension liabilities related to one defined benefit plan to a third-party.

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

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS
The following is a rollforward of the Company’s goodwill ($ in millions):

Balance, December 31, 2022	$39,752
Adjustments due to finalization of purchase price allocations	(4)
Foreign currency translation and other	108
Balance, March 31, 2023	$39,856
The carrying value of goodwill by segment is summarized as follows ($ in millions):

	March 31, 2023	December 31, 2022
Biotechnology	$22,167	$22,087
Life Sciences	8,319	8,314
Diagnostics	6,883	6,875
Environmental & Applied Solutions	2,487	2,476
Total	$39,856	$39,752
The Company has not identified any “triggering” events which indicate an impairment of goodwill in the first quarter of 2023.
The Company reviews identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company has not identified any impairment triggers which resulted in impairments of intangible assets in the first quarter of 2023.

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
A summary of financial assets that are measured at fair value on a recurring basis were as follows ($ in millions):

	Balance		Quoted Prices in Active Market (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Assets:
Available-for-sale debt securities	$9	$11	$—	$—	$9	$11	$—	$—
Investment in equity securities	318	315	21	16	—	—	—	—
Cross-currency swap derivative contracts	682	653	—	—	682	653	—	—

Available-for-sale debt securities, which are included in other long-term assets in the accompanying Consolidated Condensed Balance Sheets, are measured at fair value using quoted prices reported by investment brokers and dealers based on the underlying terms of the security and comparison to similar securities traded on an active market. As of March 31, 2023 and December 31, 2022, available-for-sale debt securities primarily included U.S. Treasury Notes and corporate debt securities.
The Company’s investments in equity securities consist of investments in publicly traded equity securities and investments in non-marketable equity securities. The publicly traded securities are classified as Level 1 in the fair value hierarchy as they are measured based on quotes in active markets. For the non-marketable equity securities, the Company estimates the fair value of the investments in equity securities based on the measurement alternative and adjusts for impairments and observable price changes with a same or similar security from the same issuer within net earnings (the “Fair Value Alternative”). The Company’s investments in these equity securities are not classified in the fair value hierarchy due to the use of these measurement methods. Additionally, the Company is a limited partner in partnerships that invest primarily in early-stage companies. While the partnerships record these investments at fair value, the Company’s investments in the partnerships are accounted for under the equity method of accounting and are not subject to fair value measurement disclosures. As of March 31, 2023 and December 31, 2022, the Company’s equity method investments included investments in partnerships with a carrying value of approximately $1.6 billion and $1.5 billion, respectively. Refer to Note 7 for additional information on gains and losses on the Company’s investments including investments in the partnerships.
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
Fair Value of Other Financial Instruments
The carrying amounts and fair values of the Company’s other financial instruments were as follows ($ in millions):

	March 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt obligations:
Notes payable and current portion of long-term debt	$1,571	$1,551	$591	$584
Long-term debt	18,261	15,606	19,086	16,079
As of March 31, 2023 and December 31, 2022, short and long-term borrowings were categorized as Level 1. The fair value of long-term borrowings was based on quoted market prices. The difference between the fair value and the carrying amounts of long-term borrowings is attributable to changes in market interest rates and/or the Company’s credit ratings subsequent to the incurrence of the borrowing. The fair values of borrowings with original maturities of one year or less, as well as cash and cash equivalents, trade accounts receivable, net and trade accounts payable generally approximate their carrying amounts due to the short-term maturities of these instruments.

NOTE 10. FINANCING
As of March 31, 2023, the Company was in compliance with all of its debt covenants. The components of the Company’s debt were as follows ($ in millions):

	Outstanding Amount
Description and Aggregate Principal Amount	March 31, 2023	December 31, 2022
Euro-denominated commercial paper (€1.9 billion)(e)	$2,034	$2,013
0.5% senior unsecured bonds due 12/08/2023 (CHF 540 million) (the “2023 CHF Bonds”)(c)	590	584
1.7% senior unsecured notes due 3/30/2024 (€900 million) (the “2024 Euronotes”)(f)	975	962
2.2% senior unsecured notes due 11/15/2024 ($700 million) (the “2024 Biopharma Notes”)(b)	699	698
3.35% senior unsecured notes due 9/15/2025 ($500 million) (the “2025 U.S. Notes”)(f)	499	499
0.2% senior unsecured notes due 3/18/2026 (€1.3 billion) (the “2026 Biopharma Euronotes”)(b)	1,351	1,333
2.1% senior unsecured notes due 9/30/2026 (€800 million) (the “2026 Euronotes”)(f)	865	854
0.3% senior unsecured notes due 5/11/2027 (¥30.8 billion) (the “2027 Yen Notes”)(d)	231	234
1.2% senior unsecured notes due 6/30/2027 (€600 million) (the “2027 Euronotes”)(a)	648	639
0.45% senior unsecured notes due 3/18/2028 (€1.3 billion) (the “2028 Biopharma Euronotes”)(b)	1,349	1,331
1.125% senior unsecured bonds due 12/08/2028 (CHF 210 million) (the “2028 CHF Bonds”)(c)	232	230
2.6% senior unsecured notes due 11/15/2029 ($800 million) (the “2029 Biopharma Notes”)(b)	796	796
2.5% senior unsecured notes due 3/30/2030 (€800 million) (the “2030 Euronotes”)(f)	867	856
0.75% senior unsecured notes due 9/18/2031 (€1.8 billion) (the “2031 Biopharma Euronotes”)(b)	1,888	1,863
0.65% senior unsecured notes due 5/11/2032 (¥53.2 billion) (the “2032 Yen Notes”)(d)	399	404
1.35% senior unsecured notes due 9/18/2039 (€1.3 billion) (the “2039 Biopharma Euronotes”)(b)	1,340	1,323
3.25% senior unsecured notes due 11/15/2039 ($900 million) (the “2039 Biopharma Notes”)(b)	891	890
4.375% senior unsecured notes due 9/15/2045 ($500 million) (the “2045 U.S. Notes”)(f)	499	499
1.8% senior unsecured notes due 9/18/2049 (€750 million) (the “2049 Biopharma Euronotes”)(b)	804	794
3.4% senior unsecured notes due 11/15/2049 ($900 million) (the “2049 Biopharma Notes”)(b)	890	889
2.6% senior unsecured notes due 10/01/2050 ($1.0 billion) (the “2050 U.S. Notes”)(f)	981	981
2.8% senior unsecured notes due 12/10/2051 ($1.0 billion) (the “2051 U.S. Notes”)(f)	984	984
Other	20	21
Total debt	19,832	19,677
Less: currently payable	(1,571)	(591)
Long-term debt	$18,261	$19,086
(a) Issued by DH Europe Finance S.A. (“Danaher International”).
(b) Issued by DH Europe Finance II S.a.r.l. (“Danaher International II”).
(c) Issued by DH Switzerland Finance S.A. (“Danaher Switzerland”).
(d) Issued by DH Japan Finance S.A. (“Danaher Japan”).
(e) Issued by Danaher Corporation or Danaher International II.
(f) Issued by Danaher Corporation.
Debt discounts, premiums and debt issuance costs totaled $114 million and $118 million as of March 31, 2023 and December 31, 2022, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of debt table above. For additional details regarding the Company’s debt financing, refer to Note 14 of the Company’s financial statements as of and for the year ended December 31, 2022 included in the Company’s 2022 Annual Report.
The Company has historically satisfied short-term liquidity needs that are not met through operating cash flow and available cash primarily through issuances of commercial paper under its U.S. dollar and euro-denominated commercial paper programs. The Company’s $5.0 billion unsecured, multi-year revolving credit facility with a syndicate of banks that expires on August 27, 2024 (the “Five-Year Facility”), is available for direct borrowings and provides credit support for the commercial paper programs. For a description of the Five-Year Facility, refer to the Company’s 2022 Annual Report.
As of March 31, 2023, borrowings outstanding under the Company’s euro-denominated commercial paper program had a weighted average annual interest rate of 3.0% and a weighted average remaining maturity of approximately 48 days.

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

NOTE 11. HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses cross-currency swap derivative contracts to partially hedge its net investments in non-U.S. operations against adverse movements in exchange rates between the U.S. dollar and the Danish kroner, Japanese yen, euro and Swiss franc. The cross-currency swap derivative contracts are agreements to exchange fixed-rate payments in one currency for fixed-rate payments in another currency. These contracts effectively convert U.S. dollar-denominated bonds to obligations denominated in Danish kroner, Japanese yen, euro and Swiss franc, and partially offset the impact of changes in currency rates on the Company’s foreign currency denominated net investments. These contracts also reduce the interest rate from the stated interest rates on the U.S. dollar-denominated debt to the interest rates of the swaps. The changes in the spot rate of these instruments are recorded in accumulated other comprehensive income (loss) in stockholders’ equity, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated other comprehensive income (loss). The interest income or expense from these swaps are recorded in interest expense in the accompanying Consolidated Condensed Statements of Earnings consistent with the classification of interest expense attributable to the underlying debt. These instruments mature on dates ranging from September 2025 to November 2032.
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
The Company has also issued foreign currency denominated long-term debt as partial hedges of its net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the euro, Japanese yen and Swiss franc. These foreign currency denominated long-term debt issuances are designated and qualify as nonderivative hedging instruments. Accordingly, the foreign currency translation of these debt instruments is recorded in accumulated other comprehensive income (loss), offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated other comprehensive income (loss). These instruments mature on dates ranging from April 2023 to May 2032.
The Company used interest rate swap agreements to hedge the variability in cash flows due to changes in benchmark interest rates related to a portion of the U.S. debt the Company issued to fund the acquisition of Cytiva and a portion of the 2051 U.S. Notes. These contracts effectively fixed the interest rate for a portion of the Company’s U.S. dollar-denominated debt equal to the notional amount of the swaps to the rate specified in the interest rate swap agreements and were settled in November 2019 and December 2021, respectively. The changes in the fair value of these instruments were recorded in accumulated other comprehensive income (loss) prior to the issuance of the debt and are subsequently being reclassified to interest expense over the life of the related debt.

The following table summarizes the notional values as of March 31, 2023 and April 1, 2022 and pretax impact of changes in the fair values of instruments designated as net investment hedges and cash flow hedges in accumulated other comprehensive income (“OCI”) for the three-month periods ended March 31, 2023 and April 1, 2022 ($ in millions):

	Original Notional Amount	Notional Amount Outstanding	Gain (Loss) Recognized in OCI	Amounts Reclassified from OCI
For the Three-Month Period Ended March 31, 2023:
Net investment hedges:
Cross-currency contracts	$3,875	$3,000	$(8)	$—
Foreign currency denominated debt	5,832	5,832	(57)	—
Cash flow hedges:
Cross-currency contracts	4,000	3,300	37	43
Interest rate swaps	1,600	—	—	1
Total	$15,307	$12,132	$(28)	$44

For the Three-Month Period Ended April 1, 2022:
Net investment hedges:
Cross-currency contracts	$3,875	$3,000	$51	$—
Foreign currency denominated debt	3,761	3,761	124	—
Cash flow hedges:
Cross-currency contracts	4,000	4,000	125	(116)
Interest rate swaps	1,600	—	—	1
Total	$13,236	$10,761	$300	$(115)
Gains or losses related to the net investment hedges are classified as foreign currency translation adjustments in the schedule of changes in OCI in Note 14, as these items are attributable to the Company’s hedges of its net investment in foreign operations. Gains or losses related to the cash flow hedges are classified as cash flow hedge adjustments in the schedule of changes in OCI in Note 14. The amount reclassified from other comprehensive income (loss) for the cross-currency swap derivative contracts that are cash flow hedges of the Company’s U.S. dollar-denominated debt was equal to the remeasurement amount recorded in the three-month periods on the hedged debt.
The Company did not reclassify any other deferred gains or losses related to net investment hedges or cash flow hedges from accumulated other comprehensive income (loss) to earnings during the three-month periods ended March 31, 2023 and April 1, 2022. In addition, the Company did not have any ineffectiveness related to net investment hedges or cash flow hedges during the three-month periods ended March 31, 2023 and April 1, 2022, and, should they arise, any ineffective portions of the hedges would be reclassified from accumulated other comprehensive income (loss) into earnings during the period of change. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in all other investing activities in the accompanying Consolidated Condensed Statements of Cash Flows. The cash inflows and outflows associated with the Company’s derivative contracts designated as cash flow hedges are classified in cash flows from operating activities in the accompanying Consolidated Condensed Statements of Cash Flows.
The Company’s derivative instruments, as well as its nonderivative debt instruments designated and qualifying as net investment hedges, were classified in the Company’s Consolidated Condensed Balance Sheets as follows ($ in millions):

	March 31, 2023	December 31, 2022
Derivative assets:
Other long-term assets	$682	$653

Nonderivative hedging instruments:
Long-term debt	5,832	5,777
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

NOTE 12. DEFINED BENEFIT PLANS
The following sets forth the components of the Company’s net periodic benefit costs of the noncontributory defined benefit pension plans and other postretirement employee benefit plans ($ in millions):

	Three-Month Period Ended
	March 31, 2023	April 1, 2022
U.S. pension benefits:
Service cost	$—	$—
Interest cost	(24)	(13)
Expected return on plan assets	31	32
Amortization of actuarial loss	(3)	(9)
Net periodic pension benefit	$4	$10

Non-U.S. pension benefits:
Service cost	$(8)	$(10)
Interest cost	(12)	(6)
Expected return on plan assets	9	10
Amortization of actuarial gain	2	—
Amortization of prior service credit	—	(10)
Net periodic pension cost	$(9)	$(16)

Other postretirement employee benefit plans:
Service cost	$—	$—
Interest cost	(2)	(1)
Amortization of prior service credit	1	1
Net periodic benefit cost	$(1)	$—
The service cost component of net periodic benefit costs is presented in cost of goods sold and selling, general and administrative expenses while the other cost components are presented in other income (expense), net. The Company’s net periodic pension cost for the three-month period ended April 1, 2022 included a settlement loss of $10 million as a result of the transfer of a portion of its non-U.S. pension liabilities related to one defined benefit plan to a third-party.
Employer Contributions
During 2023, the Company’s cash contribution requirements for its U.S. and non-U.S. defined benefit pension plans are forecasted to be approximately $10 million and $37 million, respectively. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.

NOTE 13. COMMITMENTS AND CONTINGENCIES
The Company reviews the adequacy of its legal reserves on a quarterly basis and establishes reserves for loss contingencies that are both probable and reasonably estimable. For a further description of the Company’s litigation and contingencies, refer to Note 18 of the Company’s financial statements as of and for the year ended December 31, 2022 included in the Company’s 2022 Annual Report.
The Company generally accrues estimated warranty costs at the time of sale. In general, manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly and appropriately maintained. Warranty periods depend on the nature of the product and range from the date of such sale up to twenty years. The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor and in certain instances estimated property damage. As of March 31, 2023 and December 31, 2022, the Company had accrued warranty liabilities of $96 million and $95 million, respectively.

NOTE 14. STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION
Stockholders’ Equity
On July 16, 2013, the Company’s Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. As of March 31, 2023, approximately 20 million shares remained available for repurchase pursuant to the Repurchase Program.
The following table summarizes the Company’s share activity (shares in millions):

	Three-Month Period Ended
	March 31, 2023	April 1, 2022
Preferred stock - shares issued:
Balance, beginning and end of period	1.7	3.4

Common stock - shares issued:
Balance, beginning of period	869.3	855.7
Common stock-based compensation awards	1.1	1.3
Balance, end of period	870.4	857.0
Unless converted earlier in accordance with the terms of the certificate of designations, each share of MCPS Series B mandatorily converted on April 17, 2023 (the Mandatory Conversion Date) into 5.0175 shares of Company common stock. In aggregate, the MCPS Series B converted into 8.6 million shares of Company common stock and the Company issued cash in lieu of fractional shares of common stock in the conversion. The number of shares of the Company’s common stock issued upon conversion was determined based on the average volume-weighted average price per share of the Company’s common stock over the 20 consecutive trading day period beginning on, and including, the 21st scheduled trading day immediately before the Mandatory Conversion Date.
Subject to certain exceptions, at any time prior to the Mandatory Conversion Date, holders could elect to convert the MCPS Series B shares into common stock based on the Minimum Conversion Rate (subject to further anti-dilution adjustments). In the three-months ended March 31, 2023, holders converted 55 shares of MCPS Series B into 275 shares of Danaher common stock.
Prior to their conversion, holders of MCPS Series B were entitled to receive, cumulative dividends at the Annual Cumulative Dividend Rate of 5.00% of the Liquidation Preference of $1,000 per share, payable in cash or, subject to certain limitations, by delivery of shares of the Company’s common stock or any combination of cash and shares of the Company’s common stock, at the Company’s election. In 2023, cash dividends on the MCPS Series B shares were paid on January 15, 2023 and April 17, 2023 to the holders of record of the MCPS Series B shares as they appeared on the Company’s stock register at the close of business on the immediately preceding December 31, 2022 and March 31, 2023, respectively. The impact of the MCPS Series B calculated under the if-converted method was anti-dilutive for the periods in 2023 prior to conversion.
On April 15, 2022, all outstanding shares of the Company’s 4.75% MCPS Series A converted to common shares at a rate of 6.6632 common shares per share of preferred stock into an aggregate of 11.0 million shares of the Company’s common stock, pursuant to the terms of the Certificate of Designation governing the Series A Preferred Stock. For additional information on the conversion of MCPS Series A, refer to Note 19 in the Company’s 2022 Annual Report.
Stock-Based Compensation
For a full description of the Company’s stock-based compensation programs, refer to Note 19 of the Company’s financial statements as of and for the year ended December 31, 2022 included in the Company’s 2022 Annual Report. As of March 31, 2023, approximately 41 million shares of the Company’s common stock were reserved for issuance under the 2007 Omnibus Incentive Plan.

The following summarizes the components of the Company’s stock-based compensation expense ($ in millions):

	Three-Month Period Ended
	March 31, 2023	April 1, 2022
RSUs/PSUs:
Pretax compensation expense	$46	$46
Income tax benefit	(9)	(9)
RSU/PSU expense, net of income taxes	37	37
Stock options:
Pretax compensation expense	33	34
Income tax benefit	(7)	(7)
Stock option expense, net of income taxes	26	27
Total stock-based compensation:
Pretax compensation expense	79	80
Income tax benefit	(16)	(16)
Total stock-based compensation expense, net of income taxes	$63	$64
Stock-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings. As of March 31, 2023, $333 million of total unrecognized compensation cost related to RSUs/PSUs is expected to be recognized over a weighted average period of approximately two years. As of March 31, 2023, $353 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately two years. Future compensation amounts will be adjusted for any changes in estimated forfeitures.

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
The changes in accumulated other comprehensive income (loss) by component are summarized below ($ in millions).

	Foreign Currency Translation Adjustments	Pension and Postretirement Plan Benefit Adjustments		Cash Flow Hedge Adjustments		Accumulated Comprehensive Income (Loss)
For the Three-Month Period Ended March 31, 2023:
Balance, December 31, 2022	$(2,644)	$(341)		$113		$(2,872)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	23	—		37		60
Income tax impact	2	—		—		2
Other comprehensive income (loss) before reclassifications, net of income taxes	25	—		37		62
Reclassification adjustments:
Increase (decrease)	—	—	(a)	44	(b)	44
Income tax impact	—	—		—		—
Reclassification adjustments, net of income taxes	—	—		44		44
Net other comprehensive income (loss), net of income taxes	25	—		81		106
Balance, March 31, 2023	$(2,619)	$(341)		$194		$(2,766)

For the Three-Month Period Ended April 1, 2022:
Balance, December 31, 2021	$(539)	$(550)		$62		$(1,027)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	(331)	—		125		(206)
Income tax impact	(12)	—		(30)		(42)
Other comprehensive income (loss) before reclassifications, net of income taxes	(343)	—		95		(248)
Reclassification adjustments:
Increase (decrease)	—	18	(a)	(115)	(b)	(97)
Income tax impact	—	(4)		—		(4)
Reclassification adjustments, net of income taxes	—	14		(115)		(101)
Net other comprehensive income (loss), net of income taxes	(343)	14		(20)		(349)
Balance, April 1, 2022	$(882)	$(536)		$42		$(1,376)
(a) This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost (refer to Notes 7 and 12 for additional details).
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide material information relevant to an assessment of Danaher Corporation’s (“Danaher,” the “Company,” “we,” “us” or “our”) financial condition and results of operations, including an evaluation of the amounts and certainty of cash flows from operations and from outside sources. The MD&A is designed to focus specifically on material events and uncertainties known to management that are reasonably likely to cause reported financial information not to be necessarily indicative of future operating results or of future financial condition. This includes descriptions and amounts of matters that have had a material impact on reported operations, as well as matters that are reasonably likely based on management’s assessment to have a material impact on future operations. The Company’s MD&A is divided into five sections:
•Information Relating to Forward-Looking Statements
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Estimates
You should read this discussion along with the Company’s MD&A and audited financial statements and Notes thereto as of and for the year ended December 31, 2022, included in the Company’s 2022 Annual Report and the Company’s Consolidated Condensed Financial Statements and related Notes as of and for the three-month period ended March 31, 2023 included in this Quarterly Report on Form 10-Q (“Report”).

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this Report, in other documents we file with or furnish to the Securities and Exchange Commission, in our press releases, webcasts, conference calls, materials delivered to shareholders and other communications, are “forward-looking statements” within the meaning of the U.S. federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, pricing, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions and the integration thereof, divestitures, spin-offs, split-offs, initial public offerings, other securities offerings, or other distributions, strategic opportunities, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; future regulatory approvals and the timing and conditionality thereof; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; future foreign currency exchange rates and fluctuations in those rates; the potential or anticipated direct or indirect impact of COVID-19 on our business, results of operations and/or financial condition; general economic and capital markets conditions; the anticipated timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that Danaher intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “should,” “could,” “intend,” “will,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words.
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
•The healthcare industry and related industries that we serve are undergoing significant changes in an effort to reduce (and increase the predictability of) costs, which can adversely affect our business and financial statements.
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
•Our acquisition of businesses, investments, joint ventures and other strategic relationships could also negatively impact our business and financial statements and our indemnification rights may not fully protect us from liabilities related thereto.
•We intend to separate our Environmental & Applied Solutions (“EAS”) segment to create a publicly-traded company, to be known as Veralto Corporation (“Veralto”), in the fourth quarter of 2023 (the “EAS Separation”). The proposed transaction may not be completed on the currently contemplated timeline or at all and may not achieve the intended benefits.
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
•Our financial results are subject to fluctuations in the cost and availability of the supplies (including commodities) we use in, and the labor we need for, our operations. Over the past year, we have at times experienced to varying degrees supply chain disruptions including in some cases shortages of supply, cost inflation and shipping delays, labor availability constraints and labor cost increases.
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

•The U.S. government has certain rights with respect to incremental production capacity attributable to, and/or the intellectual property we have developed using, government financing. In addition, in times of national emergency the U.S. government has authority to control our allocation of manufacturing capacity.
Financial and Tax Risks
•Our outstanding debt has increased significantly as a result of acquisitions, and we may incur additional debt. Such indebtedness may limit our operations and use of cash flow and negatively impact our credit ratings; and failure to comply with our indebtedness-related covenants could adversely affect our business and financial statements.
•Our business and financial statements can be adversely affected by foreign currency exchange rates, changes in our tax rates (including as a result of changes in tax laws) or income tax liabilities/assessments, the outcome of tax audits, financial market risks related to our defined benefit pension plans, health care costs and recognition of impairment charges for our goodwill or other intangible assets.
Legal, Regulatory, Compliance and Reputational Risks
•Significant developments or changes in national laws or policies to protect or promote domestic interests and/or address foreign competition can have an adverse effect on our business and financial statements.
•Our businesses are subject to extensive regulation (including those applicable to the healthcare industry). Failure to comply with those regulations (including by our employees, agents or business partners) or significant developments or changes in laws or policies can adversely affect our business and financial statements.
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
See “Part I—Item 1A. Risk Factors” of the Company’s 2022 Annual Report for further discussion regarding reasons that actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call, materials or other communication in which they are made. Except to the extent required by applicable law, we do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.

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

Business Performance and Outlook
During the first quarter of 2023, the Company’s overall revenues decreased 7.0% compared to the comparable period of 2022. Core sales decreased 4.0% in the first quarter of 2023 compared to the comparable prior year period due primarily to the decline of demand for COVID-19-related products, partially offset by increases in demand for other products. The impact of currency translation decreased reported sales 3.0% in the first quarter of 2023 compared to the comparable prior year period. For the definition of “core sales” refer to “—Results of Operations” below.
Geographically, the Company saw a decrease in core sales in the developed markets, partially offset by an increase in core sales in the high-growth markets during the first quarter of 2023 compared to the first quarter of 2022. Developed markets core sales decreased at a mid-single digit rate, driven primarily by declines in core sales in North America primarily driven by reduced demand for products and services related to vaccine and therapeutics production and diagnostic testing associated with COVID-19. High-growth markets core sales increased at a low-single digit rate as declines in China were offset by growth in other regions. High-growth markets represented approximately 29% of the Company’s total sales in the first quarter of 2023. For additional information regarding the Company’s sales by geographical region during the three-month periods ended March 31, 2023 and April 1, 2022, refer to Note 4 to the accompanying Consolidated Condensed Financial Statements.
The Company’s net earnings for the three-month period ended March 31, 2023 totaled approximately $1.5 billion, compared to approximately $1.7 billion for the three-month period ended April 1, 2022. Net earnings attributable to common stockholders for the three-month period ended March 31, 2023 totaled approximately $1.4 billion or $1.94 per diluted common share, compared to approximately $1.7 billion or $2.31 per diluted common share for the three-month period ended April 1, 2022. Decreased core sales and the adverse impact of foreign currency exchange rates in the 2023 period drove the year-over-year decrease in net earnings and diluted net earnings per common share for the three-month period ended March 31, 2023.
In an effort to moderate inflationary pressure, the U.S. Federal Reserve and other central banks around the world have raised interest rates, which has tightened the global credit environment. While the Company’s interest costs and liquidity have not been significantly impacted by this credit tightening due to the significant cash flow generated from the Company’s operations and the predominantly fixed-interest rates of the Company’s outstanding borrowings, the credit tightening has adversely impacted demand at certain of the Company’s customers, including emerging biotechnology companies.
The COVID-19 Pandemic
The Company continues to actively monitor the COVID-19 pandemic. While conditions related to the pandemic generally have improved in 2023 compared to 2022, conditions vary by geography. During the fourth quarter of 2022, China eased many COVID-19 related restrictions and began experiencing increased COVID-19 related cases. This resulted in lower patient volumes for elective procedures and wellness visits as hospitals prioritized treating COVID-19 related cases, which in turn resulted in reduced demand for many of the Company’s non-COVID-19 products and services in China. These higher COVID-19 related cases in China continued into the early part of the first quarter of 2023.
The Company has also deployed our capabilities, expertise and scale to address the critical health needs related to COVID-19, including making available diagnostic tests for the rapid detection of COVID-19 and support for production of vaccines and therapies for COVID-19. Demand for the Company’s products that support COVID-19 related vaccines and therapeutics (including related to research and development that seeks to prevent or mitigate similar, future pandemics) decreased in the first quarter of 2023 versus the comparable period of 2022. The Company expects overall demand for these products to continue to decrease in 2023 compared to 2022 as the pandemic continues to subside in most geographies and evolve towards endemic status. Additionally, demand for the Company’s products that support COVID-19 testing is expected to continue to fluctuate, corresponding to fluctuations in COVID-19 cases in particular geographies. In response to COVID-19 evolving to an endemic status, the Company expects to continue to review and adjust its cost structure, particularly within the Diagnostics and Biotechnology segments.
On April 10, 2023, the U.S. announced that the public health emergency related to COVID-19 ended. The Company does not anticipate significant impact from the expiration of the public health emergency.
For additional information on the risks of COVID-19 to the Company’s operations, refer to the “Item 1A. Risk Factors” section of the Company’s 2022 Annual Report.
Proposed Separation of the Environmental & Applied Solutions Business
For a description of Danaher’s plan to separate its Environmental & Applied Solutions business into a publicly traded company, see “Results of Operations—Environmental & Applied Solutions.”

Currency Exchange Rates
On a year-over-year basis, currency exchange rates negatively impacted reported sales by approximately 3.0% for the three-month period ended March 31, 2023 compared to the comparable period of 2022, primarily due to the strengthening of the U.S. dollar against the euro and most other major currencies in 2023. If the currency exchange rates in effect as of March 31, 2023 were to prevail throughout the remainder of 2023, currency exchange rates would decrease the Company’s estimated first half 2023 sales by approximately 1.5% and full year 2023 sales would be essentially flat relative to 2022. Further strengthening of the U.S. dollar against other major currencies compared to the exchange rates in effect as of March 31, 2023 would adversely impact the Company’s sales on an overall basis, and any weakening of the U.S. dollar against other major currencies compared to the exchange rates in effect as of March 31, 2023 would positively impact the Company’s sales and results of operations for the remainder of the year.

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
Sales (Decline) Growth and Core Sales (Decline) Growth

% Change Three-Month Period Ended March 31, 2023 vs. Comparable 2022 Period
Total sales (decline) growth (GAAP)	(7.0)%
Impact of:
Currency exchange rates	3.0%
Core sales (decline) growth (non-GAAP)	(4.0)%

2023 Sales Compared to 2022
Total sales decreased 7.0% during the three-month period ended March 31, 2023 compared to the three-month period ended April 1, 2022, primarily as a result of the decrease in core sales due to the factors discussed below by segment. The impact of currency translation decreased reported sales 3.0% on a year-over-year basis during the three-month period ended March 31, 2023, primarily due to the unfavorable impact of the strengthening of the U.S. dollar against the euro and most other major currencies in 2023. Price increases contributed 3.0% to sales growth on a year-over-year basis during the three-month period ended March 31, 2023, and are reflected as a component of core sales decline above.
Operating Profit Performance
Operating profit margins decreased 330 basis points from 28.3% during the three-month period ended April 1, 2022 to 25.0% for the three-month period ended March 31, 2023.
First quarter 2023 vs. first quarter 2022 operating profit margin comparisons were favorably impacted by:
•First quarter 2022 impairments of accounts receivable and inventory as well as accruals for contractual obligations in Russia - 55 basis points
First quarter 2023 vs. first quarter 2022 operating profit margin comparisons were unfavorably impacted by:
•Lower first quarter 2023 core sales, the impact of product mix and incremental year-over-year costs associated with sales and marketing growth initiatives, net of incremental year-over-year cost savings associated with material, transportation and labor costs and restructuring and continuing productivity improvement initiatives - 330 basis points
•First quarter 2023 costs incurred related to preparation for the anticipated separation of the Company's Environmental & Applied Solutions business - 40 basis points
•The incremental dilutive effect in 2023 of acquired businesses - 15 basis points
Business Segments
Sales by business segment for each of the periods indicated were as follows ($ in millions):

	Three-Month Period Ended
	March 31, 2023	April 1, 2022
Biotechnology	$1,864	$2,216
Life Sciences	1,709	1,666
Diagnostics	2,376	2,644
Environmental & Applied Solutions	1,218	1,162
Total	$7,167	$7,688
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

Biotechnology Selected Financial Data

	Three-Month Period Ended
($ in millions)	March 31, 2023	April 1, 2022
Sales	$1,864	$2,216
Operating profit	596	800
Depreciation	40	44
Amortization of intangible assets	217	214
Operating profit as a % of sales	32.0%	36.1%
Depreciation as a % of sales	2.1%	2.0%
Amortization as a % of sales	11.6%	9.7%
Sales (Decline) Growth and Core Sales (Decline) Growth

% Change Three-Month Period Ended March 31, 2023 vs. Comparable 2022 Period
Total sales (decline) growth (GAAP)	(16.0)%
Impact of:
Currency exchange rates	3.0%
Core sales (decline) growth (non-GAAP)	(13.0)%
Price increases in the segment contributed 3.5% to sales growth on a year-over-year basis during the three-month period ended March 31, 2023 and are reflected as a component of core sales decline above.
Total segment sales decreased 16.0% during the three-month period, led by decreased core sales resulting from the factors discussed below and by the impact of changes in currency exchange rates. Core sales in the bioprocessing business decreased during the three-month period across most major geographies primarily due to declining demand for COVID-19 related therapeutics and vaccines and as customers continued the repurposing of inventory initially purchased for COVID-19 therapeutics and vaccines. This decline was offset in part by increased core sales for non-COVID-19 related products. The Company expects the impact of reduced COVID-19 demand and reduction of inventory levels to continue into the second half of 2023. Additionally, the tightening credit environment contributed to a reduction in demand from emerging biotechnology companies during the quarter. Core sales in the discovery and medical business decreased during the three-month period due to decreased sales in lab filtration, medical and diagnostics and genomics product lines, partially offset by growth in protein research products. Geographically, core sales decreased in North America.
Operating Profit Performance
Operating profit margins decreased 410 basis points during the three-month period ended March 31, 2023 as compared to the comparable period of 2022.
First quarter 2023 vs. first quarter 2022 operating profit margin comparisons were favorably impacted by:
•First quarter 2022 impairments of accounts receivable and inventory in Russia - 60 basis points
First quarter 2023 vs. first quarter 2022 operating profit margin comparisons were unfavorably impacted by:
•Lower first quarter 2023 core sales, the impact of product mix, a year-over-year increase in sales and marketing growth initiatives and higher amortization expense, net of lower incremental year-over-year costs associated with material, transportation and labor, restructuring and continuing productivity improvement initiatives - 455 basis points
•The incremental dilutive effect in 2023 of acquired businesses - 15 basis points
Amortization of intangible assets as a percentage of sales increased during the three-month period ended March 31, 2023 as compared with 2022 primarily as a result of the decrease in sales and increased year-over year amortization from the change of a trade name from indefinite-lived to definite-lived.

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
Life Sciences Selected Financial Data

	Three-Month Period Ended
($ in millions)	March 31, 2023	April 1, 2022
Sales	$1,709	$1,666
Operating profit	321	318
Depreciation	29	28
Amortization of intangible assets	105	107
Operating profit as a % of sales	18.8%	19.1%
Depreciation as a % of sales	1.7%	1.7%
Amortization as a % of sales	6.1%	6.4%
Sales Growth and Core Sales Growth

% Change Three-Month Period Ended March 31, 2023 vs. Comparable 2022 Period
Total sales growth (GAAP)	2.5%
Impact of:
Acquisitions/divestitures	(1.0)%
Currency exchange rates	3.5%
Core sales growth (non-GAAP)	5.0%
Price increases in the segment contributed 4.5% to sales growth on a year-over-year basis during the three-month period ended March 31, 2023 and are reflected as a component of core sales growth.
Total segment sales increased 2.5% during the three-month period, led by increased core sales resulting from the factors discussed below, and acquisitions, partially offset by the impact of changes in currency exchange rates. Total segment core sales were impacted by the decline in COVID-19 related sales. Core sales for the Company’s flow cytometry, genomics, lab automation, centrifugation, particle counting and characterization business increased in the three-month period, primarily due to increased demand in the flow cytometry, particle counting and centrifugation product lines, partially offset by lower demand for automation and genomic products related to COVID-19. Geographically, core sales increased in Western Europe and China, partially offset by lower sales in North America. Core sales in the mass spectrometry business increased during the three-month period led by life science research, clinical and service end-markets. Geographically, the increase in core sales was driven by increased demand for consumables in China and Western Europe, partially offset by lower sales in North America. Core sales for the genomic consumables businesses decreased due to reduced demand for COVID-19 related products, partially offset by increased demand for non-COVID-19 related products. Geographically, the decrease in core sales was driven by North America, partially offset by increased demand in Western Europe. Core sales for the industrial filtration business increased due to strong demand for these products across all major geographies and all major end-markets.
Operating Profit Performance
Operating profit margins decreased 30 basis points during the three-month period ended March 31, 2023 as compared to the comparable period of 2022.
First quarter 2023 vs. first quarter 2022 operating profit margin comparisons were favorably impacted by:
•First quarter 2022 impairments of accounts receivable and inventory as well as accruals for contractual obligations in Russia - 145 basis points

First quarter 2023 vs. first quarter 2022 operating profit margin comparisons were unfavorably impacted by:
•The impact of product mix and incremental year-over-year costs associated with material, transportation and labor and sales and marketing growth initiatives, net of higher first quarter 2023 core sales and the incremental year-over-year cost savings associated with restructuring and continuing productivity improvement initiatives - 130 basis points
•The incremental dilutive effect in 2023 of acquired businesses - 45 basis points
Amortization of intangible assets decreased as a percentage of sales during the three-month period ended March 31, 2023, primarily as a result of the increase in sales.
DIAGNOSTICS
The Diagnostics segment offers clinical instruments, reagents, consumables, software and services that hospitals, physicians’ offices, reference laboratories and other critical care settings use to diagnose disease and make treatment decisions.
Diagnostics Selected Financial Data

	Three-Month Period Ended
($ in millions)	March 31, 2023	April 1, 2022
Sales	$2,376	$2,644
Operating profit	677	886
Depreciation	93	94
Amortization of intangible assets	50	51
Operating profit as a % of sales	28.5%	33.5%
Depreciation as a % of sales	3.9%	3.6%
Amortization as a % of sales	2.1%	1.9%
Sales (Decline) Growth and Core Sales (Decline) Growth

% Change Three-Month Period Ended March 31, 2023 vs. Comparable 2022 Period
Total sales (decline) growth (GAAP)	(10.0)%
Impact of:
Currency exchange rates	2.5%
Core sales (decline) growth (non-GAAP)	(7.5)%
Price increases in the segment contributed 1.0% to sales growth on a year-over-year basis during the three-month period ended March 31, 2023 and are reflected as a component of core sales decline.
Total segment sales decreased 10.0% during the three-month period, primarily as a result of decreased core sales resulting from the factors discussed below, particularly lower year-over-year core sales of molecular diagnostics tests for COVID-19, which contributed significantly to the decline in overall segment core sales, and the impact of changes in currency exchange rates. During the three-month period, core sales in the molecular diagnostics business decreased on a year-over-year basis across most major geographic regions as the business experienced declines in sales of diagnostic test solutions for COVID-19, partially offset by increased sales of non-respiratory disease tests. Core sales in the segment’s clinical lab business increased on a year-over-year basis, led by increased sales in the immunoassay product line. Geographically, the increase in core sales was driven by North America and China. Core sales in the acute care diagnostic business increased year-over-year in the three-month period primarily due to increased demand for its blood gas measurement product line. Geographically, demand increased across all major geographies, led by China. Core sales in the pathology business increased year-over-year driven by advanced staining and core histology and consumables in the three-month period, led geographically by Western Europe, North America and China.

Operating Profit Performance
Operating profit margins decreased 500 basis points during the three-month period ended March 31, 2023 as compared to the comparable period of 2022.
First quarter 2023 vs. first quarter 2022 operating profit margin comparisons were favorably impacted by:
•First quarter 2022 impairments of accounts receivable and accruals for contractual obligations in Russia - 10 basis points
First quarter 2023 vs. first quarter 2022 operating profit margin comparisons were unfavorably impacted by:
•Lower first quarter 2023 core sales, the impact of product mix and the incremental year-over-year costs associated with sales and marketing growth initiatives, net of incremental year-over-year cost savings associated with restructuring and continuing productivity improvement initiatives - 510 basis points
ENVIRONMENTAL & APPLIED SOLUTIONS
The Environmental & Applied Solutions segment is a provider of essential technology solutions that safeguard many of the world's most vital resources and support customers to address large global challenges including environmental resource sustainability, water scarcity, management of severe weather events, food and pharmaceutical security and the impact of an aging workforce. The Company’s water quality business provides proprietary precision instrumentation and advanced water treatment technologies to help measure, analyze and treat the world’s water in residential, commercial, municipal, industrial, research and natural resource applications. In addition to instrumentation, the water quality businesses also provide chemical reagents, services and digital solutions. The Company’s product identification business provides marking and coding, and packaging and color instrumentation and related consumables for brand owners and consumer packaged goods companies that enable speed to market as well as traceability and quality control of their products. The product identification business’s solutions help customers across consumer, pharmaceutical and industrial sectors to bring products to market, mark packaging in compliance with industry and regulatory standards and convey the safety of products to their customers.
Environmental & Applied Solutions Selected Financial Data

	Three-Month Period Ended
($ in millions)	March 31, 2023	April 1, 2022
Sales	$1,218	$1,162
Operating profit	299	236
Depreciation	10	11
Amortization of intangible assets	12	14
Operating profit as a % of sales	24.5%	20.3%
Depreciation as a % of sales	0.8%	0.9%
Amortization as a % of sales	1.0%	1.2%
Sales Growth and Core Sales Growth

% Change Three-Month Period Ended March 31, 2023 vs. Comparable 2022 Period
Total sales growth (GAAP)	5.0%
Impact of:
Acquisitions/divestitures	(0.5)%
Currency exchange rates	2.0%
Core sales growth (non-GAAP)	6.5%
Price increases in the segment contributed 5.0% to sales growth on a year-over-year basis during the three-month period ended March 31, 2023 and are reflected as a component of core sales growth.
Total segment sales increased 5.0% during the three-month period primarily as a result of core sales growth driven by the factors discussed below and acquisitions, partially offset by the impact of changes in currency exchange rates.

Core sales in the segment’s water quality businesses increased at a low-double digit rate during the three-month period ended March 31, 2023, compared to the comparable period of 2022. Year-over-year core sales in the analytical instrumentation product line increased in the three-month period driven by increased core sales in the municipal and industrial end-markets. Geographically, the increase in core sales was led by North America and Western Europe. Core sales in the business’ chemical treatment solutions product line increased during the three-month period as a result of increased core sales across most major end-markets. Geographically, the increase in core sales of chemical treatment solutions was driven by North America.
Core sales in the segment’s product identification businesses increased at a low-single digit rate during the three-month period ended March 31, 2023, compared to the comparable period of 2022. Core sales in the marking and coding business were essentially flat during the three-month period as increased demand in the food and beverage end-market was offset by lower demand in the consumer packaging end-market. Geographically, increased core sales in Western Europe were offset by lower core sales in North America and Russia. For the packaging and color solutions products and services, core sales increased in the three-month period, geographically led by North America and Western Europe.
In September 2022, the Company announced its intention to separate its Environmental & Applied Solutions business into a publicly traded company, to be known as Veralto Corporation. The Environmental & Applied Solutions business had sales for the year ended December 31, 2022 of approximately $4.8 billion. The transaction is expected to be tax-free to the Company’s shareholders. The Company is targeting to complete the planned separation of the Environmental & Applied Solutions business in the fourth quarter of 2023, subject to the satisfaction of certain conditions, including obtaining final approval from the Danaher Board of Directors, satisfactory completion of financing, receipt of tax opinions, receipt of favorable rulings from the Internal Revenue Services (“IRS”) and receipt of other regulatory approvals. Until the completion of the planned separation, the Environmental & Applied Solutions business will be reported as continuing operations.
Operating Profit Performance
Operating profit margins increased 420 basis points during the three-month period ended March 31, 2023 as compared to the comparable period of 2022. The following factors favorably impacted year-over-year operating profit margin:
•Higher first quarter 2023 core sales and incremental year-over-year cost savings associated with restructuring and continuing productivity improvement initiatives, net of incremental year-over-year costs associated with material, transportation and labor initiatives and sales and marketing growth initiatives - 395 basis points
•The incremental net accretive effect in 2023 of acquired businesses - 15 basis points
•First quarter 2022 impairments of accounts receivable and inventory in Russia - 10 basis points

COST OF SALES AND GROSS PROFIT

	Three-Month Period Ended
($ in millions)	March 31, 2023	April 1, 2022
Sales	$7,167	$7,688
Cost of sales	(2,797)	(2,983)
Gross profit	$4,370	$4,705
Gross profit margin	61.0%	61.2%
The year-over-year decrease in cost of sales during the three-month period ended March 31, 2023 as compared to the comparable period in 2022, was due primarily to the impact of lower year-over-year sales volumes.
Year-over-year gross profit margin decreased during the three-month period ended March 31, 2023 as compared to the comparable period in 2022 due primarily to lower core sales and the impact of product mix.

OPERATING EXPENSES

	Three-Month Period Ended
($ in millions)	March 31, 2023	April 1, 2022
Sales	$7,167	$7,688
Selling, general and administrative (“SG&A”) expenses	2,147	2,092
Research and development (“R&D”) expenses	429	441
SG&A as a % of sales	30.0%	27.2%
R&D as a % of sales	6.0%	5.7%
SG&A expenses as a percentage of sales increased for the three-month period ended March 31, 2023 as compared to the comparable period in 2022, driven primarily by the impact of decreased leverage of the Company’s general and administrative cost base, including amortization expense, resulting from lower 2023 sales, as well as costs incurred related to preparation for the anticipated separation of the Company’s Environmental & Applied Solutions business, continued investments in sales and marketing growth initiatives and increased labor costs.
R&D expenses (consisting principally of internal and contract engineering personnel costs) as a percentage of sales increased during the three-month period ended March 31, 2023 as compared to the comparable period of 2022, primarily due to the year-over-year sales decline and the timing of new product development initiatives.

OTHER INCOME (EXPENSE), NET
For a description of the Company’s other income (expense), net during the three-month periods ended March 31, 2023 and April 1, 2022, refer to Note 7 to the accompanying Consolidated Condensed Financial Statements.

INTEREST COSTS AND FINANCING
For a discussion of the Company’s outstanding indebtedness, refer to Note 10 to the accompanying Consolidated Condensed Financial Statements.
Interest expense of $68 million for the three-month period ended March 31, 2023, was $14 million higher than the comparable period of 2022, due primarily to higher average interest rates on the Company’s outstanding Euro-denominated commercial paper borrowings in the three-month period in 2023 versus the comparable period of 2022. For a discussion of the Company’s cross-currency swap derivative contracts, refer to Note 11 to the accompanying Consolidated Condensed Financial Statements.
Interest income of $48 million for the three-month period ended March 31, 2023 was $47 million higher than the comparable period of 2022, due primarily to higher average interest rates and higher average cash balances in 2023 compared to 2022.

INCOME TAXES
The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended
	March 31, 2023	April 1, 2022
Effective tax rate	19.4%	17.8%
The Company operates globally, including in certain jurisdictions with lower tax rates than the U.S. federal statutory rate. Therefore, the impact of operating in such jurisdictions contributes to a lower effective tax rate compared to the U.S. federal statutory tax rate.
The effective tax rate for the three-month period ended March 31, 2023 differs from the U.S. federal statutory rate of 21.0% principally due the geographic mix of earnings described above and net discrete benefits of $5 million related primarily to excess tax benefits from stock-based compensation and the release of reserves for uncertain tax positions due to the expiration of statutes of limitation, partially offset by tax costs related to the planned separation of the Environmental & Applied Solutions business and changes in estimates associated with prior period uncertain tax positions. The net discrete benefits reduced the effective tax rate by 0.3% for the three-month period ended March 31, 2023.
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

The Company conducts business globally, and files numerous consolidated and separate income tax returns in federal, state and foreign jurisdictions. In addition to the Company’s significant presence in the U.S., the Company also has a significant presence in China, Denmark, Germany, Singapore, Sweden, Switzerland and the United Kingdom (“UK”). Excluding these jurisdictions, the Company believes that a change in the statutory tax rate of any individual foreign country would not have a material impact on the Company’s financial statements given the geographical dispersion of the Company’s taxable income.
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
In the fourth quarter of 2022, the IRS proposed significant adjustments to the Company’s taxable income for the years 2016 through 2018 with respect to the deferral of tax on certain premium income related to the Company’s self-insurance programs. For income tax purposes, the recognition of premium income has been deferred in accordance with U.S. tax laws related to insurance. The IRS challenged the deferral of premium income for certain types of the Company’s self-insurance policies. The proposed adjustments would have increased the Company’s taxable income over the 2016 through 2018 periods by approximately $2.5 billion. In the first quarter of 2023, the Company settled these proposed adjustments with the IRS, although the audit is still open with respect to other matters for the 2016 through 2018 period. The impact of the settlement with respect to the Company’s self-insurance policies was not material to the Company’s financial statements, including cash flows and the effective tax rate. As the settlement with the IRS was specific to the audit period, the settlement does not preclude the IRS from proposing similar adjustments to the Company’s self-insurance programs with respect to periods subsequent to 2018. Management believes the positions the Company has taken in its U.S. tax returns are in accordance with the relevant tax laws.
The Company expects its effective tax rate for the remainder of 2023 to be approximately 19.5%. The Company’s effective tax rate could vary as a result of many factors, including but not limited to the following:
•The expected rate for the remainder of 2023 includes the anticipated discrete income tax benefits from excess tax deductions related to the Company’s stock compensation programs, which are reflected as a reduction in tax expense, though the actual benefits (if any) will depend on the Company’s stock price and stock option exercise patterns.
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

COMPREHENSIVE INCOME
In 2023, comprehensive income increased $180 million for the three-month period ended March 31, 2023 as compared to the comparable period of 2022, primarily driven by income from foreign currency translation adjustments and income from cash flow hedge adjustments, partially offset by lower net earnings in the year-over-year period. The Company recorded foreign currency translation gains of $25 million and losses of $343 million for the three-month periods ended March 31, 2023 and April 1, 2022, respectively. The Company recorded gains of $81 million from cash flow hedge adjustments related to the Company’s cross-currency swap derivative contracts for the three-month period ended March 31, 2023 as compared to losses of $20 million for the comparable period of 2022.

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
The Company has relied primarily on borrowings under its commercial paper program to address liquidity requirements that exceed the capacity provided by its operating cash flows and cash on hand, while also accessing the capital markets from time to time including to secure financing for more significant acquisitions. Subject to any limitations that may result from market disruptions, the Company anticipates following the same approach in the future.
Overview of Cash Flows and Liquidity
Following is an overview of the Company’s cash flows and liquidity ($ in millions):

	Three-Month Period Ended
($ in millions)	March 31, 2023	April 1, 2022
Total operating cash provided by operations	$1,947	$1,968

Cash paid for acquisitions	$—	$(17)
Payments for additions to property, plant and equipment	(275)	(250)
Proceeds from sales of property, plant and equipment	—	2
Payments for purchases of investments	(43)	(274)
Proceeds from sales of investments	1	17
All other investing activities	13	19
Total cash used in investing activities	$(304)	$(503)

Payments for the issuance of common stock in connection with stock-based compensation, net	$(34)	$(46)
Payment of dividends	(204)	(191)
Net (repayments of) proceeds from borrowings (maturities of 90 days or less)	(4)	10
All other financing activities	(20)	(47)
Total cash used in financing activities	$(262)	$(274)
•Operating cash flows decreased $21 million, or 1%, during the three-month period ended March 31, 2023 as compared to the comparable period of 2022, as lower net earnings from continuing operations (after excluding in both periods charges for depreciation, amortization, stock compensation and unrealized investment gains/losses) were partially offset by lower cash used in aggregate for accounts receivables, inventories, trade accounts payable and prepaid and accrued expenses, including deferred taxes, in 2023 compared to the prior year.
•Net cash used in investing activities consisted primarily of capital expenditures and investments and decreased year-over-year primarily as a result of lower cash paid for acquisitions and investments in the 2023 period compared to 2022.
•As of March 31, 2023, the Company held approximately $7.4 billion of cash and cash equivalents.
Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, restructuring activities and productivity improvement initiatives, pension funding and other items impact reported cash flows.
Operating cash flows were approximately $1.9 billion for the first three months of 2023, a decrease of $21 million, or 1%, as compared to the comparable period of 2022. The year-over-year change in operating cash flows from 2022 to 2023 was primarily attributable to the following factors:
•2023 operating cash flows reflected a decrease of $275 million in net earnings for the first three months of 2023 as compared to the comparable period in 2022.
•Net earnings for the first three months of 2023 also reflected a decrease of $55 million of depreciation, intangible asset amortization, stock compensation expense and unrealized investment gains/losses as compared to the comparable period of 2022. Amortization expense primarily relates to the amortization of intangible assets. Depreciation expense relates to the Company’s manufacturing and operating facilities as well as instrumentation leased to customers under operating-type lease (“OTL”) arrangements. Depreciation, amortization and stock compensation are noncash expenses that decrease earnings without a corresponding impact to operating cash flows. Unrealized investment gains/losses impact net earnings without immediately impacting cash flows as the cash flow impact from investments occurs when the invested capital is returned to the Company.
•The aggregate of trade accounts receivable, inventories and trade accounts payable provided $146 million in operating cash flows during the first three months of 2023, compared to $482 million of operating cash flows used in the comparable period of 2022. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories and trade accounts payable depends upon how effectively the Company manages the cash conversion cycle, which effectively represents the number of days that elapse from the day it pays for the purchase of raw materials and components to the collection of cash from its customers and can be significantly impacted by the timing of collections and payments in a period.
•The aggregate of prepaid expenses and other assets, deferred income taxes and accrued expenses and other liabilities used $263 million of operating cash flows during the first three months of 2023, compared to $56 million of operating cash flows provided in the comparable period of 2022. The timing of cash payments for various employee-related liabilities, customer funding and changes in accrued expenses drove the majority of this change.
Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures, including instruments leased to customers, cash used for investments and cash proceeds from divestitures of businesses or assets.
Net cash used in investing activities decreased approximately $199 million in the three-month period ended March 31, 2023 compared to the comparable period of 2022, primarily as a result of a decrease in cash used for the purchase of investments. In the first three months of 2023 and 2022, the Company invested $43 million and $274 million, respectively, in non-marketable equity securities and partnerships.
Capital expenditures are made primarily for increasing manufacturing capacity, replacing equipment, supporting new product development, improving information technology systems and the manufacture of instruments that are used in OTL arrangements that certain of the Company’s businesses enter into with customers. Capital expenditures decreased $25 million on a year-over-year basis for the three-month period ended March 31, 2023 compared to the comparable period in 2022. For the full year 2023, the Company forecasts capital spending to be approximately $1.5 billion, driven primarily by continued expenditures to support customer demand.
Financing Activities and Indebtedness
Cash flows relating to financing activities may consist of cash flows associated with the issuance and repayments of commercial paper, issuance and repayment of long-term debt, borrowings under committed credit facilities, issuance and repurchases of common stock, issuance of preferred stock and payments of cash dividends to shareholders. Financing activities used cash of $262 million during the three-month period ended March 31, 2023 compared to $274 million of cash used in the comparable period of 2022. The year-over-year decrease in cash used by financing activities was due to lower payments related to the issuance of common stock and lower all other financing activities, partially offset by higher payments of dividends and net repayment of borrowings in 2023.
For a description of the Company’s outstanding debt as of March 31, 2023 and the Company’s commercial paper programs and credit facility, refer to Note 10 to the accompanying Consolidated Condensed Financial Statements. As of March 31, 2023, the Company was in compliance with all of its respective debt covenants.
As discussed in Note 14 in the accompanying Consolidated Condensed Financial Statements all outstanding shares of the Company’s 4.75% MCPS Series A and 5.00% MCPS Series B converted to common shares on April 15, 2022 and April 17, 2023, respectively. The Company’s 4.75% MCPS Series A converted to common shares at a rate of 6.6632 common shares per share of preferred stock. The Company’s 5.00% MCPS Series B converted to common shares at a rate of 5.0175 common shares per share of preferred stock.

Stock Repurchase Program
For information regarding the Company’s stock repurchase program, refer to Part II—Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”.

Dividends
Aggregate cash payments for dividends on Company common stock during the three-month period ended March 31, 2023 were $182 million and aggregate cash payments for dividends on the Company’s MCPS during the three-month period ended March 31, 2023 were $22 million. The increase in dividend payments for common stock over the comparable period of 2022 primarily relates to the increase in the quarterly dividend rate for common stock beginning with respect to the dividend paid in the second quarter of 2022. The decrease in MCPS dividend payments compared to the comparable period of 2022 primarily relates to the conversion of all outstanding shares of the Company’s 4.75% MCPS Series A to common shares on April 15, 2022.
In the first quarter of 2023, the Company declared a regular quarterly dividend of $0.27 per share of Company common stock payable on April 28, 2023 to holders of record as of March 31, 2023. In addition, the Company declared a quarterly cash dividend of $12.50 per MCPS Series B that was paid on April 17, 2023 to holders of record as of March 31, 2023.

Cash and Cash Requirements
As of March 31, 2023, the Company held approximately $7.4 billion of cash and cash equivalents that were held on deposit with financial institutions or invested in highly liquid investment-grade debt instruments with a maturity of 90 days or less. Of the cash and cash equivalents, approximately $3.7 billion was held within the United States and approximately $3.7 billion was held outside of the United States. The Company will continue to have cash requirements to support general corporate purposes, which may include working capital needs, capital expenditures, acquisitions and investments, paying interest and servicing debt, paying taxes and any related interest or penalties, funding its restructuring activities and pension plans as required, paying dividends to shareholders, repurchasing shares of the Company’s common stock and supporting other business needs.
The Company generally intends to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, the Company may also borrow under its commercial paper programs (if available) or borrow under the Company’s Five-Year Facility, enter into new credit facilities and either borrow directly thereunder or use such credit facilities to backstop additional borrowing capacity under its commercial paper programs (if available) and/or access the capital markets (if available). The Company also may from time to time seek to access the capital markets to take advantage of favorable interest rate environments or other market conditions. With respect to the commercial paper and other notes scheduled to mature during the remainder of 2023, the Company expects to repay the principal amounts when due using available cash, proceeds from new issuances of commercial paper (if available), drawing on its Five-Year Facility and/or proceeds from other debt issuances.
While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company’s foreign cash could be repatriated to the United States. Following enactment of the Tax Cuts and Jobs Act and the associated Transition Tax, in general, repatriation of cash to the United States can be completed with no incremental U.S. tax; however, repatriation of cash could subject the Company to non-U.S. taxes on distributions. The cash that the Company’s non-U.S. subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. The income taxes, if any, applicable to such earnings including basis differences in our foreign subsidiaries are not readily determinable. As of March 31, 2023, management believes that it has sufficient sources of liquidity to satisfy its cash needs, including its cash needs in the United States.
During 2023, the Company’s cash contribution requirements for its U.S. and non-U.S. defined benefit pension plans are forecasted to be approximately $10 million and $37 million, respectively. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.

CRITICAL ACCOUNTING ESTIMATES
There have been no material changes to the Company’s critical accounting estimates as described in the 2022 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Instruments and Risk Management,” in the Company’s 2022 Annual Report. There were no material changes during the quarter ended March 31, 2023 to this information as reported in the Company’s 2022 Annual Report.

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
Except as set forth below, there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
In January 2023, the Company began integrating various business processes within its Biotechnology businesses, including the transition of certain activities to one existing common enterprise resource planning system and to common applications used for various financial reporting and operational purposes. In connection with this integration and related business process changes, the Company replaced certain internal controls with new or modified controls. The integration is being executed in phases throughout 2023 and is intended to support customer requirements and accommodate future business demands.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
For additional information regarding legal proceedings, refer to the section titled “Legal Proceedings” in the MD&A section of the Company’s 2022 Annual Report.

ITEM 1A. RISK FACTORS
Information regarding risk factors can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Information Related to Forward-Looking Statements,” in Part I—Item 2 of this Form 10-Q and in Part I—Item 1A of Danaher’s 2022 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the three-month period ended March 31, 2023. On July 16, 2013, the Company’s Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. As of March 31, 2023, approximately 20 million shares remained available for repurchase pursuant to the Repurchase Program. There is no expiration date for the Repurchase Program, and the timing and amount of any future shares repurchased under the program will be determined by members of the Company’s management based on its evaluation of market conditions and other factors. The Repurchase Program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plans) and for other corporate purposes. The Company expects to fund any future stock repurchases using the Company’s available cash balances or proceeds from the issuance of debt.

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
In the normal course of business, as permitted and authorized by the OFAC General License (but subject to the Company’s suspension of sales prohibited by sanctions and suspension of certain other product shipments to Russia as a result of the conflict with Ukraine), certain of the Company’s subsidiaries from time to time file notifications with, or apply for import licenses and permits from, the FSB as required pursuant to Russian encryption product import controls for the purpose of enabling such subsidiaries or their channel partners to import and distribute certain products in the Russian Federation. There are no gross revenues or net profits directly associated with these activities, and neither the Company nor any of its subsidiaries distribute or sell products or provide services to the FSB.

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

3.3	Amended and Restated By-laws of Danaher Corporation (incorporated by reference from Exhibit 3.1 to Danaher Corporation’s Current Report on Form 8-K filed December 7, 2022)

10.1	Danaher Corporation Excess Contribution Program, a sub-plan under the 2007 Omnibus Incentive Plan, as amended and restated*

10.2	Amended and Restated Danaher Corporation Deferred Compensation Plan*

10.3	Amended and Restated Danaher Corporation & Subsidiaries Executive Deferred Incentive Program*

22.1	Subsidiary guarantors and issuers of guaranteed securities and affiliates whose securities collateralize securities of the Registrant

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*    Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DANAHER CORPORATION

Date:	April 24, 2023	By:	/s/ Matthew R. McGrew
Matthew R. McGrew
Executive Vice President and Chief Financial Officer

Date:	April 24, 2023	By:	/s/ Christopher M. Bouda
Christopher M. Bouda
Vice President and Chief Accounting Officer