Form 10-Q
period 2023-06-30
DANAHER CORP /DE/
filed 2023-07-25
CIK 313616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The number of shares of common stock outstanding at July 20, 2023 was 738,352,114.

DANAHER CORPORATION
INDEX
FORM 10-Q

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ in millions, except per share amount)
(unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and equivalents	$8,575	$5,995
Trade accounts receivable, less allowance for doubtful accounts of $130 and $126, respectively	4,199	4,918
Inventories:
Finished goods	1,520	1,504
Work in process	528	473
Raw materials	1,135	1,133
Total inventories	3,183	3,110
Prepaid expenses and other current assets	1,504	1,860
Total current assets	17,461	15,883
Property, plant and equipment, net of accumulated depreciation of $4,120 and $3,893, respectively	4,176	3,956
Other long-term assets	4,372	4,459
Goodwill	39,576	39,752
Other intangible assets, net	19,317	20,300
Total assets	$84,902	$84,350
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$1,590	$591
Trade accounts payable	1,956	2,296
Accrued expenses and other liabilities	4,858	5,502
Total current liabilities	8,404	8,389
Other long-term liabilities	6,489	6,785
Long-term debt	18,285	19,086
Stockholders’ equity:
Preferred stock, no par value, 15.0 million shares authorized; no shares issued and outstanding as of June 30, 2023; 1.72 million shares of 5.00% Mandatory Convertible Preferred Stock, Series B, issued and outstanding as of December 31, 2022	—	1,668
Common stock - $0.01 par value, 2.0 billion shares authorized; 879.5 million issued and 738.2 million outstanding as of June 30, 2023; 869.3 million issued and 728.3 million outstanding as of December 31, 2022	9	9
Additional paid-in capital	13,939	12,072
Retained earnings	41,344	39,205
Accumulated other comprehensive income (loss)	(3,576)	(2,872)
Total Danaher stockholders’ equity	51,716	50,082
Noncontrolling interests	8	8
Total stockholders’ equity	51,724	50,090
Total liabilities and stockholders’ equity	$84,902	$84,350
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three-Month Period Ended		Six-Month Period Ended
	June 30, 2023	July 1, 2022	June 30, 2023		July 1, 2022
Sales	$7,157	$7,751	$14,324		$15,439
Cost of sales	(3,116)	(3,030)	(5,913)		(6,013)
Gross profit	4,041	4,721	8,411		9,426
Operating costs:
Selling, general and administrative expenses	(2,194)	(2,085)	(4,341)		(4,177)
Research and development expenses	(418)	(431)	(847)		(872)
Operating profit	1,429	2,205	3,223		4,377
Nonoperating income (expense):
Other income (expense), net	(29)	(87)	(5)		(107)
Interest expense	(67)	(51)	(135)		(105)
Interest income	59	2	107		3
Earnings before income taxes	1,392	2,069	3,190		4,168
Income taxes	(286)	(389)	(634)		(763)
Net earnings	1,106	1,680	2,556		3,405
Mandatory convertible preferred stock dividends	—	(22)	(21)		(63)
Net earnings attributable to common stockholders	$1,106	$1,658	$2,535		$3,342
Net earnings per common share:
Basic	$1.50	$2.28	$3.46		$4.63
Diluted	$1.49	$2.25	$3.42	(a)	$4.56
Average common stock and common equivalent shares outstanding:
Basic	737.3	726.7	733.4		721.5
Diluted	744.7	736.0	740.2		736.8
(a) Net earnings per common share amounts for the relevant three-month periods do not add to the six-month period amount due to rounding.
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three-Month Period Ended		Six-Month Period Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Net earnings	$1,106	$1,680	$2,556	$3,405
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(704)	(1,442)	(679)	(1,785)
Pension and postretirement plan benefit adjustments	—	7	—	21
Cash flow hedge adjustments	(106)	66	(25)	46
Total other comprehensive income (loss), net of income taxes	(810)	(1,369)	(704)	(1,718)
Comprehensive income	$296	$311	$1,852	$1,687
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ in millions)
(unaudited)

	Three-Month Period Ended		Six-Month Period Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Preferred stock:
Balance, beginning of period	$1,668	$3,268	$1,668	$3,268
Conversion of Mandatory Convertible Preferred Stock to common stock	(1,668)	(1,600)	(1,668)	(1,600)
Balance, end of period	$—	$1,668	$—	$1,668
Common stock:
Balance, beginning and end of period	$9	$9	$9	$9
Additional paid-in capital:
Balance, beginning of period	$12,130	$10,123	$12,072	$10,090
Common stock-based award	141	130	199	178
Common stock issued in connection with Mandatory Convertible Preferred Stock conversions	1,668	1,600	1,668	1,600
Acquisition of noncontrolling interests	—	1	—	(14)
Balance, end of period	$13,939	$11,854	$13,939	$11,854
Retained earnings:
Balance, beginning of period	$40,437	$34,332	$39,205	$32,827
Net earnings	1,106	1,680	2,556	3,405
Common stock dividends declared	(199)	(182)	(396)	(361)
Mandatory Convertible Preferred Stock dividends declared	—	(22)	(21)	(63)
Balance, end of period	$41,344	$35,808	$41,344	$35,808
Accumulated other comprehensive income (loss):
Balance, beginning of period	$(2,766)	$(1,376)	$(2,872)	$(1,027)
Other comprehensive income (loss)	(810)	(1,369)	(704)	(1,718)
Balance, end of period	$(3,576)	$(2,745)	$(3,576)	$(2,745)
Noncontrolling interests:
Balance, beginning of period	$8	$6	$8	$10
Change in noncontrolling interests	—	1	—	(3)
Balance, end of period	$8	$7	$8	$7
Total stockholders’ equity, end of period	$51,724	$46,601	$51,724	$46,601
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Six-Month Period Ended
	June 30, 2023	July 1, 2022
Cash flows from operating activities:
Net earnings	$2,556	$3,405
Noncash items:
Depreciation	351	358
Amortization of intangible assets	768	759
Stock-based compensation expense	188	181
Investment (gains) losses	10	122
Change in trade accounts receivable, net	765	(145)
Change in inventories	(128)	(668)
Change in trade accounts payable	(363)	(11)
Change in prepaid expenses and other assets	396	(99)
Change in accrued expenses and other liabilities	(670)	66
Net cash provided by operating activities	3,873	3,968
Cash flows from investing activities:
Cash paid for acquisitions	—	(77)
Payments for additions to property, plant and equipment	(616)	(546)
Proceeds from sales of property, plant and equipment	4	9
Payments for purchases of investments	(144)	(328)
Proceeds from sales of investments	4	17
All other investing activities	17	22
Total cash used in investing activities	(735)	(903)
Cash flows from financing activities:
Payments for the issuance of common stock in connection with stock-based compensation, net	(4)	(23)
Payment of dividends	(422)	(411)
Net repayments of borrowings (maturities of 90 days or less)	(7)	(669)
Net repayments of borrowings (maturities longer than 90 days)	—	(265)
All other financing activities	(37)	(66)
Total cash used in financing activities	(470)	(1,434)
Effect of exchange rate changes on cash and equivalents	(88)	(233)
Net change in cash and equivalents	2,580	1,398
Beginning balance of cash and equivalents	5,995	2,586
Ending balance of cash and equivalents	$8,575	$3,984
Supplemental disclosures:
Cash interest payments	$185	$167
Cash income tax payments	694	625
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
In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2023 and December 31, 2022, its results of operations for the three and six-month periods ended June 30, 2023 and July 1, 2022 and its cash flows for each of the six-month periods then ended.
There have been no changes to the Company’s significant accounting policies described in the Company’s 2022 Annual Report that have a material impact on the Company’s Consolidated Condensed Financial Statements and the related Notes. Reclassifications of certain prior year amounts have been made to conform to the current year presentation.
Operating Leases—As of June 30, 2023 and December 31, 2022, operating lease right-of-use assets where the Company was the lessee were approximately $1.0 billion and are included within other long-term assets in the accompanying Consolidated Condensed Balance Sheets.  The associated operating lease liabilities were approximately $1.1 billion as of June 30, 2023 and December 31, 2022 and are included in accrued expenses and other liabilities and other long-term liabilities.

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
The Company incurred separation costs of $37 million ($34 million after-tax) and $65 million ($59 million after-tax) related to preparation for the anticipated separation of the Company’s Environmental & Applied Solutions business primarily related to professional fees for legal, tax, finance and information technology services and duplicative general and administrative costs in the three and six-month periods ended June 30, 2023, respectively.

NOTE 3. NET EARNINGS PER COMMON SHARE
Basic net earnings per common share (“EPS”) is calculated by taking net earnings less the Mandatory Convertible Preferred Stock (“MCPS”) dividends divided by the weighted average number of common shares outstanding for the applicable period. Diluted net EPS is computed by taking net earnings less the MCPS dividends divided by the weighted average number of common shares outstanding increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased with the proceeds from the issuance of the potentially dilutive shares. For the three-month periods ended June 30, 2023 and July 1, 2022, approximately 4.7 million and 2.4 million options, respectively, and for the six-month periods ended June 30, 2023 and July 1, 2022, approximately 3.5 million and 2.4 million options, respectively, to purchase shares were excluded from the diluted EPS calculation, as the impact of their inclusion would have been anti-dilutive. Basic and diluted EPS are computed independently for each quarter and year-to-date period, and each period involves the use of different weighted-average share count figures. As a result, and after factoring the effect of rounding to the nearest cent per share, the sum of prior quarterly EPS figures may not equal year-to-date EPS.
The impact of the MCPS Series B calculated under the if-converted method was dilutive for the three-month period ended June 30, 2023, and as such 1.5 million shares underlying the MCPS Series B were included in the calculation of diluted EPS in the three-month period. The impact of the MCPS Series B calculated under the if-converted method was anti-dilutive for the six-month period ended June 30, 2023 and the three and six-month periods ended July 1, 2022, and as such 5.1 million shares for the six-month period ended June 30, 2023 and 8.6 million for both the three and six-month periods ended July 1, 2022 underlying the MCPS Series B were excluded from the calculation of diluted EPS and the related MCPS Series B dividends of $21 million for the six-month period ended June 30, 2023 and $22 million and $43 million for the three and six-month periods ended July 1, 2022, respectively, were included in the calculation of net earnings for diluted EPS. There were no MCPS Series B dividends declared in the second quarter of 2023 prior to their conversion. As of April 17, 2023, all outstanding shares of the MCPS Series B converted into 8.6 million shares of the Company’s common stock.
The impact of the MCPS Series A calculated under the if-converted method was dilutive for both the three and six-month periods ended July 1, 2022, and as such 1.1 million and 6.0 million shares, respectively, underlying the MCPS Series A were included in the calculation of diluted EPS. The related MCPS Series A dividends of $20 million for the six-month period ended July 1, 2022 were excluded from the calculation of net earnings for diluted EPS. On April 15, 2022, all outstanding shares of the MCPS Series A converted into 11.0 million shares of the Company’s common stock. Refer to Note 14 for additional information about the MCPS Series A and B conversions.
Information related to the calculation of net earnings per common share is summarized as follows ($ and shares in millions, except per share amounts):

	Three-Month Period Ended		Six-Month Period Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Numerator:
Net earnings	$1,106	$1,680	$2,556	$3,405
MCPS dividends	—	(22)	(21)	(63)
Net earnings attributable to common stockholders for Basic EPS	1,106	1,658	2,535	3,342
Adjustment for MCPS dividends for dilutive MCPS	—	—	—	20
Net earnings attributable to common stockholders after assumed conversions for Diluted EPS	$1,106	$1,658	$2,535	$3,362

Denominator:
Weighted average common shares outstanding used in Basic EPS	737.3	726.7	733.4	721.5
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive restricted stock units (“RSUs”) and performance stock units (“PSUs”)	5.9	8.2	6.8	9.3
Weighted average MCPS converted shares	1.5	1.1	—	6.0
Weighted average common shares outstanding used in Diluted EPS	744.7	736.0	740.2	736.8

Basic EPS	$1.50	$2.28	$3.46	$4.63
Diluted EPS	$1.49	$2.25	$3.42	$4.56

NOTE 4. REVENUE
The following tables present the Company’s revenues disaggregated by geographical region and revenue type for the three and six-month periods ended June 30, 2023 and July 1, 2022 ($ in millions). Sales taxes and other usage-based taxes collected from customers are excluded from revenue.

	Biotechnology	Life Sciences	Diagnostics	Environmental & Applied Solutions	Total
For the Three-Month Period Ended June 30, 2023:
Geographical region:
North America(a)	$611	$757	$982	$577	$2,927
Western Europe	684	375	365	284	1,708
Other developed markets(b)	72	124	100	31	327
High-growth markets(c)	518	540	784	353	2,195
Total	$1,885	$1,796	$2,231	$1,245	$7,157

Revenue type:
Recurring	$1,534	$1,104	$1,958	$742	$5,338
Nonrecurring	351	692	273	503	1,819
Total	$1,885	$1,796	$2,231	$1,245	$7,157

For the Three-Month Period Ended July 1, 2022:
Geographical region:
North America(a)	$798	$778	$1,235	$571	$3,382
Western Europe	632	340	453	266	1,691
Other developed markets(b)	88	111	115	32	346
High-growth markets(c)	748	472	758	354	2,332
Total	$2,266	$1,701	$2,561	$1,223	$7,751

Revenue type:
Recurring	$1,804	$1,068	$2,301	$719	$5,892
Nonrecurring	462	633	260	504	1,859
Total	$2,266	$1,701	$2,561	$1,223	$7,751

	Biotechnology	Life Sciences	Diagnostics	Environmental & Applied Solutions	Total
For the Six-Month Period Ended June 30, 2023:
Geographical region:
North America(a)	$1,229	$1,465	$2,106	$1,149	$5,949
Western Europe	1,331	739	785	561	3,416
Other developed markets(b)	151	252	217	60	680
High-growth markets(c)	1,038	1,049	1,499	693	4,279
Total	$3,749	$3,505	$4,607	$2,463	$14,324

Revenue type:
Recurring	$3,045	$2,143	$4,070	$1,466	$10,724
Nonrecurring	704	1,362	537	997	3,600
Total	$3,749	$3,505	$4,607	$2,463	$14,324

For the Six-Month Period Ended July 1, 2022:
Geographical region:
North America(a)	$1,580	$1,516	$2,541	$1,099	$6,736
Western Europe	1,339	668	977	535	3,519
Other developed markets(b)	173	248	239	64	724
High-growth markets(c)	1,390	935	1,448	687	4,460
Total	$4,482	$3,367	$5,205	$2,385	$15,439

Revenue type:
Recurring	$3,605	$2,105	$4,671	$1,409	$11,790
Nonrecurring	877	1,262	534	976	3,649
Total	$4,482	$3,367	$5,205	$2,385	$15,439
(a) The Company defines North America as the United States and Canada.
(b) The Company defines other developed markets as Japan, Australia and New Zealand.
(c) The Company defines high-growth markets as developing markets of the world experiencing extended periods of accelerated growth in gross domestic product and infrastructure which include Eastern Europe, the Middle East, Africa, Latin America (including Mexico) and Asia (with the exception of Japan, Australia and New Zealand). The Company defines developed markets as all markets of the world that are not high-growth markets.
The Company sells equipment to customers as well as consumables and services, some of which customers purchase on a recurring basis. Consumables sold for use with the equipment sold by the Company are typically critical to the use of the equipment and are typically used on a one-time or limited basis, requiring frequent replacement in the customer’s operating cycle. Examples of these consumables include reagents used in diagnostic tests, chromatography resins used for research and bioprocessing, filters used in filtration, separation and purification processes and cartridges for marking and coding equipment. Additionally, some of the Company’s consumables are used on a standalone basis, such as water treatment solutions, custom nucleic acids and genomics solutions. The Company separates its goods and services between those typically sold to a customer on a recurring basis and those typically sold to a customer on a nonrecurring basis. Recurring revenue includes revenue from consumables, services and operating-type leases (“OTLs”). Nonrecurring revenue includes sales of equipment and sales-type leases (“STLs”). OTLs and STLs are included in the above revenue amounts. For the three-month periods ended June 30, 2023 and July 1, 2022, lease revenue was $118 million and $117 million, respectively. For the six-month periods ended June 30, 2023 and July 1, 2022, lease revenue was $238 million and $241 million, respectively.

Remaining performance obligations related to Topic 606, Revenue from Contracts with Customers, represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period. As of June 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $4.8 billion. The Company expects to recognize revenue on approximately 55% of the remaining performance obligations over the next 12 months, 26% over the subsequent 12 months, and the remainder recognized thereafter.
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (“contract assets”) and deferred revenue, customer deposits and billings in excess of revenue recognized (“contract liabilities”) on the Consolidated Condensed Balance Sheets.
Most of the Company’s long-term contracts are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in billing occurring subsequent to revenue recognition resulting in contract assets. Contract assets are generally classified as other current assets in the Consolidated Condensed Balance Sheets. The balance of contract assets as of June 30, 2023 and December 31, 2022 was $74 million and $90 million, respectively.
The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities that are classified as either current or long-term in the Consolidated Condensed Balance Sheets based on the timing of when the Company expects to recognize revenue. As of June 30, 2023 and December 31, 2022, contract liabilities were approximately $2.0 billion and $1.9 billion, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets. The increase in the contract liability balance during the six-month period ended June 30, 2023 was primarily a result of cash payments received in advance of satisfying performance obligations, partially offset by revenue recognized during the period that was included in the opening contract liability balance. Revenue recognized during the six-month periods ended June 30, 2023 and July 1, 2022 that was included in the contract liability balance on December 31, 2022 and December 31, 2021 was approximately $1.0 billion and $995 million, respectively. Contract assets and liabilities are reported on a net basis on the accompanying Consolidated Condensed Balance Sheets on a contract-by-contract basis at the end of each reporting period.

NOTE 5. SEGMENT INFORMATION
The Company operates and reports its results in four separate business segments consisting of the Biotechnology, Life Sciences, Diagnostics, and Environmental & Applied Solutions segments. When determining the reportable segments, the Company aggregated operating segments based on their similar economic and operating characteristics. Operating profit represents total revenues less operating expenses, excluding nonoperating income and expense, interest and income taxes. Operating profit amounts in the Other segment consist of unallocated corporate costs, including separation costs related to preparation for the anticipated separation of the Company’s Environmental & Applied Solutions business, and other costs not considered part of management’s evaluation of reportable segment operating performance. Intersegment amounts are not significant and are eliminated to arrive at consolidated totals.

Segment results are shown below ($ in millions):

	Three-Month Period Ended		Six-Month Period Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Sales:
Biotechnology	$1,885	$2,266	$3,749	$4,482
Life Sciences	1,796	1,701	3,505	3,367
Diagnostics	2,231	2,561	4,607	5,205
Environmental & Applied Solutions	1,245	1,223	2,463	2,385
Total	$7,157	$7,751	$14,324	$15,439

Operating profit:
Biotechnology	$480	$824	$1,076	$1,624
Life Sciences	340	350	661	668
Diagnostics	424	800	1,101	1,686
Environmental & Applied Solutions	302	307	601	543
Other	(117)	(76)	(216)	(144)
Total	$1,429	$2,205	$3,223	$4,377

NOTE 6. INCOME TAXES
The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended		Six-Month Period Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Effective tax rate	20.5%	18.8%	19.9%	18.3%
The Company operates globally, including in certain jurisdictions with lower tax rates than the United States (“U.S.”) federal statutory rate. Therefore, the impact of operating in such jurisdictions contributes to a lower effective tax rate compared to the U.S. federal statutory tax rate.
The effective tax rate for the three-month period ended June 30, 2023 differs from the U.S. federal statutory rate of 21.0% principally due to the geographic mix of earnings described above, partially offset by net discrete tax charges of $18 million. Net discrete tax charges related primarily to tax costs related to the planned separation of the Environmental & Applied Solutions business, tax costs related to legal and operational actions taken to realign certain businesses and changes in estimates associated with prior period uncertain tax positions, partially offset by interest on prior year tax refunds. The net discrete charges increased the effective tax rate by 1.3% for the three-month period ended June 30, 2023.
The effective tax rate for the six-month period ended June 30, 2023 differs from the U.S. federal statutory rate of 21.0% principally due to the geographic mix of earnings described above, partially offset by net discrete tax charges of $13 million. Net discrete tax charges related primarily to tax costs related to the planned separation of the Environmental & Applied Solutions business, tax costs related to legal and operational actions taken to realign certain businesses and changes in estimates associated with prior period uncertain tax positions, partially offset by excess tax benefits from stock-based compensation and interest on prior year tax refunds. The net discrete charges increased the effective tax rate by 0.4% for the six-month period ended June 30, 2023.
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

NOTE 7. OTHER INCOME (EXPENSE), NET
The following sets forth the components of the Company’s other income (expense), net ($ in millions):

	Three-Month Period Ended		Six-Month Period Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Other components of net periodic benefit costs	$3	$11	$5	$15
Investment gains (losses):
Realized investment gains (losses)	—	27	—	64
Unrealized investment gains (losses)	(32)	(125)	(10)	(186)
Total investment gains (losses)	(32)	(98)	(10)	(122)
Total other income (expense), net	$(29)	$(87)	$(5)	$(107)
Other Components of Net Periodic Benefit Costs
The Company disaggregates the service cost component of net periodic benefit costs of noncontributory defined benefit pension plans and other postretirement employee benefit plans and presents the other components of net periodic benefit costs in other income (expense), net. These other components of net periodic benefit costs include the assumed rate of return on plan assets, partially offset by amortization of actuarial losses and interest. The Company’s net periodic benefit costs for the six-month period ended July 1, 2022 included a settlement loss of $10 million ($9 million after-tax) as a result of the transfer of a portion of its non-U.S. pension liabilities related to one defined benefit plan to a third-party.
Investment Gains (Losses)
The Company estimates the fair value of its investments in equity securities using the Fair Value Alternative and records adjustments to fair value within net earnings. Additionally, the Company is a limited partner in partnerships that invest primarily in early-stage companies. While the partnerships record these investments at fair value, the Company’s investments in the partnerships are accounted for under the equity method of accounting. The investment gains (losses) include realized and unrealized gains and losses related to changes in the fair value of the Company’s investments in equity securities and the Company’s equity in earnings of the partnerships that reflect the changes in fair value of the investments of the partnerships, and related management fees and operating expenses. In addition, the Company recorded an impairment of $46 million ($35 million after-tax) related to equity method investments that is reflected in unrealized investment gains (losses) for the three and six-month periods ended June 30, 2023.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS
The following is a rollforward of the Company’s goodwill ($ in millions):

Balance, December 31, 2022	$39,752
Adjustments due to finalization of purchase price allocations	(5)
Foreign currency translation and other	(171)
Balance, June 30, 2023	$39,576
The carrying value of goodwill by segment is summarized as follows ($ in millions):

	June 30, 2023	December 31, 2022
Biotechnology	$21,920	$22,087
Life Sciences	8,279	8,314
Diagnostics	6,871	6,875
Environmental & Applied Solutions	2,506	2,476
Total	$39,576	$39,752
The Company has not identified any “triggering” events which indicate an impairment of goodwill in the first half of 2023.
The Company reviews identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company identified impairment triggers during the second quarters of 2023 and 2022 which resulted in the impairment charges of certain long-lived assets, including technology and customer relationships. The Company recorded impairment charges totaling $34 million and $9 million in the three and six-month periods ended June 30, 2023 and July 1, 2022, respectively, related to these long-lived assets. In addition during the three and six-month periods ended June 30, 2023, the Company recorded a $14 million impairment related to a facility.

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
A summary of financial assets that are measured at fair value on a recurring basis were as follows ($ in millions):

	Balance		Quoted Prices in Active Market (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Assets:
Available-for-sale debt securities	$7	$11	$—	$—	$7	$11	$—	$—
Investment in equity securities	438	315	142	16	—	—	—	—
Cross-currency swap derivative contracts	497	653	—	—	497	653	—	—
Available-for-sale debt securities, which are included in other long-term assets in the accompanying Consolidated Condensed Balance Sheets, are measured at fair value using quoted prices reported by investment brokers and dealers based on the underlying terms of the security and comparison to similar securities traded on an active market. As of June 30, 2023 and December 31, 2022, available-for-sale debt securities primarily included U.S. Treasury Notes and corporate debt securities.
The Company’s investments in equity securities consist of investments in publicly traded equity securities and investments in non-marketable equity securities. The publicly traded securities are classified as Level 1 in the fair value hierarchy as they are measured based on quotes in active markets. For the non-marketable equity securities, the Company estimates the fair value of the investments in equity securities based on the measurement alternative and adjusts for impairments and observable price changes with a same or similar security from the same issuer within net earnings (the “Fair Value Alternative”). The Company’s investments in these equity securities are not classified in the fair value hierarchy due to the use of these measurement methods. Additionally, the Company is a limited partner in partnerships that invest primarily in early-stage companies. While the partnerships record these investments at fair value, the Company’s investments in the partnerships are accounted for under the equity method of accounting and are not subject to fair value measurement disclosures noted above. As of June 30, 2023 and December 31, 2022, the Company’s equity method investments included investments in partnerships with a carrying value of approximately $1.6 billion and $1.5 billion, respectively. Refer to Note 7 for additional information on gains and losses on the Company’s investments including investments in the partnerships.
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
Fair Value of Other Financial Instruments
The carrying amounts and fair values of the Company’s other financial instruments were as follows ($ in millions):

	June 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt obligations:
Notes payable and current portion of long-term debt	$1,590	$1,571	$591	$584
Long-term debt	18,285	15,520	19,086	16,079
As of June 30, 2023 and December 31, 2022, short and long-term borrowings were categorized as Level 1. The fair value of long-term borrowings was based on quoted market prices. The difference between the fair value and the carrying amounts of long-term borrowings is attributable to changes in market interest rates and/or the Company’s credit ratings subsequent to the incurrence of the borrowing. The fair values of borrowings with original maturities of one year or less, as well as cash and cash equivalents, trade accounts receivable, net and trade accounts payable generally approximate their carrying amounts due to the short-term maturities of these instruments.

NOTE 10. FINANCING
As of June 30, 2023, the Company was in compliance with all of its debt covenants. The components of the Company’s debt were as follows ($ in millions):

	Outstanding Amount
Description and Aggregate Principal Amount	June 30, 2023	December 31, 2022
Euro-denominated commercial paper (€1.9 billion)(e)	$2,045	$2,013
0.5% senior unsecured bonds due 12/08/2023 (CHF 540 million) (the “2023 CHF Bonds”)(c)	603	584
1.7% senior unsecured notes due 3/30/2024 (€900 million) (the “2024 Euronotes”)(f)	981	962
2.2% senior unsecured notes due 11/15/2024 ($700 million) (the “2024 Biopharma Notes”)(b)	699	698
3.35% senior unsecured notes due 9/15/2025 ($500 million) (the “2025 U.S. Notes”)(f)	499	499
0.2% senior unsecured notes due 3/18/2026 (€1.3 billion) (the “2026 Biopharma Euronotes”)(b)	1,360	1,333
2.1% senior unsecured notes due 9/30/2026 (€800 million) (the “2026 Euronotes”)(f)	871	854
0.3% senior unsecured notes due 5/11/2027 (¥30.8 billion) (the “2027 Yen Notes”)(d)	213	234
1.2% senior unsecured notes due 6/30/2027 (€600 million) (the “2027 Euronotes”)(a)	652	639
0.45% senior unsecured notes due 3/18/2028 (€1.3 billion) (the “2028 Biopharma Euronotes”)(b)	1,357	1,331
1.125% senior unsecured bonds due 12/08/2028 (CHF 210 million) (the “2028 CHF Bonds”)(c)	237	230
2.6% senior unsecured notes due 11/15/2029 ($800 million) (the “2029 Biopharma Notes”)(b)	796	796
2.5% senior unsecured notes due 3/30/2030 (€800 million) (the “2030 Euronotes”)(f)	873	856
0.75% senior unsecured notes due 9/18/2031 (€1.8 billion) (the “2031 Biopharma Euronotes”)(b)	1,900	1,863
0.65% senior unsecured notes due 5/11/2032 (¥53.2 billion) (the “2032 Yen Notes”)(d)	367	404
1.35% senior unsecured notes due 9/18/2039 (€1.3 billion) (the “2039 Biopharma Euronotes”)(b)	1,349	1,323
3.25% senior unsecured notes due 11/15/2039 ($900 million) (the “2039 Biopharma Notes”)(b)	891	890
4.375% senior unsecured notes due 9/15/2045 ($500 million) (the “2045 U.S. Notes”)(f)	499	499
1.8% senior unsecured notes due 9/18/2049 (€750 million) (the “2049 Biopharma Euronotes”)(b)	809	794
3.4% senior unsecured notes due 11/15/2049 ($900 million) (the “2049 Biopharma Notes”)(b)	890	889
2.6% senior unsecured notes due 10/01/2050 ($1.0 billion) (the “2050 U.S. Notes”)(f)	981	981
2.8% senior unsecured notes due 12/10/2051 ($1.0 billion) (the “2051 U.S. Notes”)(f)	984	984
Other	19	21
Total debt	19,875	19,677
Less: currently payable	(1,590)	(591)
Long-term debt	$18,285	$19,086
(a) Issued by DH Europe Finance S.A. (“Danaher International”).
(b) Issued by DH Europe Finance II S.a.r.l. (“Danaher International II”).
(c) Issued by DH Switzerland Finance S.A. (“Danaher Switzerland”).
(d) Issued by DH Japan Finance S.A. (“Danaher Japan”).
(e) Issued by Danaher Corporation or Danaher International II.
(f) Issued by Danaher Corporation.
Debt discounts, premiums and debt issuance costs totaled $111 million and $118 million as of June 30, 2023 and December 31, 2022, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of debt table above. For additional details regarding the Company’s debt financing, refer to Note 14 of the Company’s financial statements as of and for the year ended December 31, 2022 included in the Company’s 2022 Annual Report.
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
As of June 30, 2023, borrowings outstanding under the Company’s euro-denominated commercial paper program had a weighted average annual interest rate of 3.6% and a weighted average remaining maturity of approximately 47 days.

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
The Company has also issued foreign currency denominated long-term debt as partial hedges of its net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the euro, Japanese yen and Swiss franc. These foreign currency denominated long-term debt issuances are designated and qualify as nonderivative hedging instruments. Accordingly, the foreign currency translation of these debt instruments is recorded in accumulated other comprehensive income (loss), offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated other comprehensive income (loss). These instruments mature on dates ranging from July 2023 to May 2032.
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

The following table summarizes the notional values as of June 30, 2023 and July 1, 2022 and pretax impact of changes in the fair values of instruments designated as net investment hedges and cash flow hedges in accumulated other comprehensive income (“OCI”) for the three and six-month periods ended June 30, 2023 and July 1, 2022 ($ in millions):

	Original Notional Amount	Notional Amount Outstanding	Gain (Loss) Recognized in OCI	Amounts Reclassified from OCI
For the Three-Month Period Ended June 30, 2023:
Net investment hedges:
Cross-currency contracts	$3,875	$3,000	$(58)	$—
Foreign currency denominated debt	5,828	5,828	6	—
Cash flow hedges:
Cross-currency contracts	4,000	3,300	(127)	20
Interest rate swaps	1,600	—	—	1
Total	$15,303	$12,128	$(179)	$21

For the Three-Month Period Ended July 1, 2022:
Net investment hedges:
Cross-currency contracts	$3,875	$3,000	$216	$—
Foreign currency denominated debt	5,870	5,870	271	—
Cash flow hedges:
Cross-currency contracts	4,000	4,000	381	(224)
Interest rate swaps	1,600	—	—	1
Total	$15,345	$12,870	$868	$(223)

For the Six-Month Period Ended June 30, 2023:
Net investment hedges:
Cross-currency contracts	$3,875	$3,000	$(66)	$—
Foreign currency denominated debt	5,828	5,828	(51)	—
Cash flow hedges:
Cross-currency contracts	4,000	3,300	(90)	63
Interest rate swaps	1,600	—	—	2
Total	$15,303	$12,128	$(207)	$65

For the Six-Month Period Ended July 1, 2022
Net investment hedges:
Cross-currency contracts	$3,875	$3,000	$267	$—
Foreign currency denominated debt	5,870	5,870	395	—
Cash flow hedges:
Cross-currency contracts	4,000	4,000	506	(340)
Interest rate swaps	1,600	—	—	2
Total	$15,345	$12,870	$1,168	$(338)
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

The Company did not reclassify any other deferred gains or losses related to net investment hedges or cash flow hedges from accumulated other comprehensive income (loss) to earnings during the three and six-month periods ended June 30, 2023 and July 1, 2022. In addition, the Company did not have any ineffectiveness related to net investment hedges or cash flow hedges during the three and six-month periods ended June 30, 2023 and July 1, 2022, and, should they arise, any ineffective portions of the hedges would be reclassified from accumulated other comprehensive income (loss) into earnings during the period of change. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in all other investing activities in the accompanying Consolidated Condensed Statements of Cash Flows. The cash inflows and outflows associated with the Company’s derivative contracts designated as cash flow hedges are classified in cash flows from operating activities in the accompanying Consolidated Condensed Statements of Cash Flows.
The Company’s derivative instruments, as well as its nonderivative debt instruments designated and qualifying as net investment hedges, were classified in the Company’s Consolidated Condensed Balance Sheets as follows ($ in millions):

	June 30, 2023	December 31, 2022
Derivative assets:
Other long-term assets	$497	$653

Nonderivative hedging instruments:
Notes payable and current portion of long-term debt	1,584	—
Long-term debt	4,244	5,777
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

NOTE 12. DEFINED BENEFIT PLANS
The following sets forth the components of the Company’s net periodic benefit costs of the noncontributory defined benefit pension plans and other postretirement employee benefit plans ($ in millions):

	Three-Month Period Ended		Six-Month Period Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
U.S. pension benefits:
Service cost	$—	$—	$—	$—
Interest cost	(24)	(14)	(48)	(27)
Expected return on plan assets	32	33	63	65
Amortization of actuarial loss	(3)	(9)	(6)	(18)
Net periodic pension benefit	$5	$10	$9	$20

Non-U.S. pension benefits:
Service cost	$(8)	$(9)	$(16)	$(19)
Interest cost	(13)	(6)	(25)	(12)
Expected return on plan assets	9	8	18	18
Amortization of actuarial gain (loss)	2	(1)	4	(1)
Amortization of prior service credit	1	—	1	—
Settlement losses recognized	—	—	—	(10)
Net periodic pension cost	$(9)	$(8)	$(18)	$(24)

Other postretirement employee benefit plans:
Service cost	$—	$—	$—	$—
Interest cost	(1)	—	(3)	(1)
Amortization of prior service credit	—	—	1	1
Net periodic benefit cost	$(1)	$—	$(2)	$—

The service cost component of net periodic benefit costs is presented in cost of goods sold and selling, general and administrative expenses while the other cost components are presented in other income (expense), net. The Company’s net periodic pension cost for the six-month period ended July 1, 2022 included a settlement loss of $10 million as a result of the transfer of a portion of its non-U.S. pension liabilities related to one defined benefit plan to a third-party.
Employer Contributions
During 2023, the Company’s cash contribution requirements for its U.S. and non-U.S. defined benefit pension plans are forecasted to be approximately $10 million and $38 million, respectively. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.

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
The Company generally accrues estimated warranty costs at the time of sale. In general, manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly and appropriately maintained. Warranty periods depend on the nature of the product and range from the date of such sale up to twenty years. The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor and in certain instances estimated property damage. As of June 30, 2023 and December 31, 2022, the Company had accrued warranty liabilities of $98 million and $95 million, respectively.

NOTE 14. STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION
Stockholders’ Equity
On July 16, 2013, the Company’s Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. As of June 30, 2023, approximately 20 million shares remained available for repurchase pursuant to the Repurchase Program.
The following table summarizes the Company’s share activity (shares in millions):

	Three-Month Period Ended		Six-Month Period Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Preferred stock - shares issued:
Balance, beginning of period	1.7	3.4	1.7	3.4
Conversion of MCPS to common stock	(1.7)	(1.7)	(1.7)	(1.7)
Balance, end of period	—	1.7	—	1.7

Common stock - shares issued:
Balance, beginning of period	870.4	857.0	869.3	855.7
Common stock-based compensation awards	0.5	0.4	1.6	1.7
Conversion of MCPS to common stock	8.6	11.0	8.6	11.0
Balance, end of period	879.5	868.4	879.5	868.4
As of April 17, 2023, all outstanding shares of the Company’s 5.00% MCPS Series B converted to common shares at a rate of 5.0175 common shares per share of preferred stock into an aggregate of 8.6 million shares of the Company’s common stock, pursuant to the terms of the Certificate of Designation governing the Series B Preferred Stock. On April 15, 2022, all outstanding shares of the Company’s 4.75% MCPS Series A converted to common shares at a rate of 6.6632 common shares per share of preferred stock into an aggregate of 11.0 million shares of the Company’s common stock, pursuant to the terms of the Certificate of Designation governing the Series A Preferred Stock. For additional information on the MCPS, refer to Note 19 in the Company’s 2022 Annual Report.

Stock-Based Compensation
For a full description of the Company’s stock-based compensation programs, refer to Note 19 of the Company’s financial statements as of and for the year ended December 31, 2022 included in the Company’s 2022 Annual Report. As of June 30, 2023, approximately 41 million shares of the Company’s common stock were reserved for issuance under the 2007 Omnibus Incentive Plan.
The following summarizes the components of the Company’s stock-based compensation expense ($ in millions):

	Three-Month Period Ended		Six-Month Period Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
RSUs/PSUs:
Pretax compensation expense	$60	$58	$106	$104
Income tax benefit	(12)	(12)	(21)	(21)
RSU/PSU expense, net of income taxes	48	46	85	83
Stock options:
Pretax compensation expense	49	43	82	77
Income tax benefit	(10)	(9)	(17)	(16)
Stock option expense, net of income taxes	39	34	65	61
Total stock-based compensation:
Pretax compensation expense	109	101	188	181
Income tax benefit	(22)	(21)	(38)	(37)
Total stock-based compensation expense, net of income taxes	$87	$80	$150	$144
Stock-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings. As of June 30, 2023, $273 million of total unrecognized compensation cost related to RSUs/PSUs is expected to be recognized over a weighted average period of approximately two years. As of June 30, 2023, $309 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately two years. Future compensation amounts will be adjusted for any changes in estimated forfeitures.

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
The changes in accumulated other comprehensive income (loss) by component are summarized below ($ in millions).

	Foreign Currency Translation Adjustments	Pension and Postretirement Plan Benefit Adjustments		Cash Flow Hedge Adjustments		Accumulated Comprehensive Income (Loss)
For the Three-Month Period Ended June 30, 2023:
Balance, March 31, 2023	$(2,619)	$(341)		$194		$(2,766)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	(718)	—		(127)		(845)
Income tax impact	14	—		—		14
Other comprehensive income (loss) before reclassifications, net of income taxes	(704)	—		(127)		(831)
Reclassification adjustments:
Increase (decrease)	—	—	(a)	21	(b)	21
Income tax impact	—	—		—		—
Reclassification adjustments, net of income taxes	—	—		21		21
Net other comprehensive income (loss), net of income taxes	(704)	—		(106)		(810)
Balance, June 30, 2023	$(3,323)	$(341)		$88		$(3,576)

For the Three-Month Period Ended July 1, 2022:
Balance, April 1, 2022	$(882)	$(536)		$42		$(1,376)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	(1,390)	—		381		(1,009)
Income tax impact	(52)	—		(92)		(144)
Other comprehensive income (loss) before reclassifications, net of income taxes	(1,442)	—		289		(1,153)
Reclassification adjustments:
Increase (decrease)	—	10	(a)	(223)	(b)	(213)
Income tax impact	—	(3)		—		(3)
Reclassification adjustments, net of income taxes	—	7		(223)		(216)
Net other comprehensive income (loss), net of income taxes	(1,442)	7		66		(1,369)
Balance, July 1, 2022	$(2,324)	$(529)		$108		$(2,745)

	Foreign Currency Translation Adjustments	Pension and Postretirement Plan Benefit Adjustments		Cash Flow Hedge Adjustments		Accumulated Comprehensive Income (Loss)
For the Six-Month Period Ended June 30, 2023:
Balance, December 31, 2022	$(2,644)	$(341)		$113		$(2,872)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	(695)	—		(90)		(785)
Income tax impact	16	—		—		16
Other comprehensive income (loss) before reclassifications, net of income taxes	(679)	—		(90)		(769)
Reclassification adjustments:
Increase (decrease)	—	—	(a)	65	(b)	65
Income tax impact	—	—		—		—
Reclassification adjustments, net of income taxes	—	—		65		65
Net other comprehensive income (loss), net of income taxes	(679)	—		(25)		(704)
Balance, June 30, 2023	$(3,323)	$(341)		$88		$(3,576)

For the Six-Month Period Ended July 1, 2022:
Balance, December 31, 2021	$(539)	$(550)		$62		$(1,027)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	(1,721)	—		506		(1,215)
Income tax impact	(64)	—		(122)		(186)
Other comprehensive income (loss) before reclassifications, net of income taxes	(1,785)	—		384		(1,401)
Reclassification adjustments:
Increase (decrease)	—	28	(a)	(338)	(b)	(310)
Income tax impact	—	(7)		—		(7)
Reclassification adjustments, net of income taxes	—	21		(338)		(317)
Net other comprehensive income (loss), net of income taxes	(1,785)	21		46		(1,718)
Balance, July 1, 2022	$(2,324)	$(529)		$108		$(2,745)
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide material information relevant to an assessment of Danaher Corporation’s (“Danaher,” the “Company,” “we,” “us” or “our”) financial condition and results of operations, including an evaluation of the amounts and certainty of cash flows from operations and from outside sources. The MD&A is designed to focus specifically on material events and uncertainties known to management that are reasonably likely to cause reported financial information not to be necessarily indicative of future operating results or of future financial condition. This includes descriptions and amounts of matters that have had a material impact on reported operations, as well as matters that are reasonably likely based on management’s assessment to have a material impact on future operations. The Company’s MD&A is divided into five sections:
•Information Relating to Forward-Looking Statements
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Estimates
You should read this discussion along with the Company’s MD&A and audited financial statements and Notes thereto as of and for the year ended December 31, 2022, included in the Company’s 2022 Annual Report and the Company’s Consolidated Condensed Financial Statements and related Notes as of and for the three and six-month periods ended June 30, 2023 included in this Quarterly Report on Form 10-Q (“Report”).

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this Report, in other documents we file with or furnish to the Securities and Exchange Commission, in our press releases, webcasts, conference calls, materials delivered to shareholders and other communications, are “forward-looking statements” within the meaning of the U.S. federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, pricing, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, asset values, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, customer demand, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions and the integration thereof, divestitures, spin-offs, split-offs, initial public offerings, other securities offerings, or other distributions, strategic opportunities, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; future regulatory approvals and the timing and conditionality thereof; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; future foreign currency exchange rates and fluctuations in those rates; the potential or anticipated direct or indirect impact of COVID-19 on our business, results of operations and/or financial condition; general economic and capital markets conditions; the anticipated timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that Danaher intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “should,” “could,” “intend,” “will,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words.
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
Business and Strategic Risks
•The COVID-19 pandemic, and declines in demand as the pandemic has evolved to endemic status, have adversely impacted and could in the future continue to adversely impact elements of our business and financial statements. Other conditions in the global economy, the particular markets we serve and the financial markets can also adversely affect our business and financial statements.

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
•Divestitures or other dispositions (including the anticipated EAS Separation) could negatively impact our business, and contingent liabilities from EAS or from businesses that we or our predecessors have disposed or will dispose in the future could adversely affect our business and financial statements. For example, we could incur significant liability if the EAS Separation or any of the split-off or spin-off transactions we have previously consummated are determined to be a taxable transaction or otherwise pursuant to our indemnification obligations with respect to such transactions.
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

Business Performance and Outlook
During the second quarter of 2023, the Company’s overall revenues decreased 7.5% compared to the comparable period of 2022. Core sales decreased 7.0% in the second quarter of 2023 compared to the comparable prior year period due primarily to the decline of demand for COVID-19-related products, partially offset by increases in demand for other products. The impact of currency translation decreased reported sales 0.5% in the second quarter of 2023 compared to the comparable prior year period. For the six-month period ended June 30, 2023, overall revenues decreased 7.0%. Core sales decreased 5.5% in the six-month period ended June 30, 2023 compared to the comparable prior year period due primarily to the decline of demand for COVID-19-related products, partially offset by increases in demand for other products. The impact of currency translation decreased reported sales by 1.5%. For the definition of “core sales” refer to “—Results of Operations” below.
Geographically, the Company’s sales in the three-month period ended June 30, 2023 in developed markets decreased year-over-year by 8% driven by decreased sales primarily in North America, and to a lesser extent in Western Europe. For the same period, core sales in developed markets declined at a high-single digit rate and were driven by the same geographic regions. The decline in core sales was primarily driven by reduced demand for products and services related to diagnostic testing associated with COVID-19 in North America and Western Europe and vaccine and therapeutics production in North America. Sales in high-growth markets decreased year-over-year by 6% due primarily to core revenue declines in China of approximately 10%, led by declines in the Biotechnology segment due to unexpected levels of deterioration in the funding environment that led to project delays and an increase in order cancellations. For the same period, core sales in high-growth markets declined at a low-single digit rate and were driven primarily by the same geographic factor. High-growth markets represented approximately 31% of the Company’s total sales in the second quarter of 2023. For additional information regarding the Company’s sales by geographical region during the three and six-month periods ended June 30, 2023 and July 1, 2022, refer to Note 4 to the accompanying Consolidated Condensed Financial Statements.
The Company’s net earnings for the three and six-month periods ended June 30, 2023 totaled approximately $1.1 billion and $2.6 billion, respectively, compared to approximately $1.7 billion and $3.4 billion, respectively, for the three and six-month periods ended July 1, 2022. Net earnings attributable to common stockholders for the three and six-month periods ended June 30, 2023 totaled approximately $1.1 billion or $1.49 per diluted common share and approximately $2.5 billion or $3.42 per diluted common share, respectively, compared to approximately $1.7 billion or $2.25 per diluted common share and approximately $3.3 billion or $4.56 per diluted common share, respectively, for the three and six-month periods ended July 1, 2022. Decreased core sales and the adverse impact of foreign currency exchange rates in the 2023 period drove the year-over-year decrease in net earnings and diluted net earnings per common share for the three and six-month periods ended June 30, 2023.
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
The COVID-19 Pandemic
While overall conditions related to COVID-19 generally have improved in 2023 compared to 2022 (including the announcement on April 10, 2023 that the U.S. public health emergency related to COVID-19 ended), conditions vary by geography. The Company has deployed our capabilities, expertise and scale to address the critical health needs related to COVID-19, including making available diagnostic tests for the rapid detection of COVID-19 and support for production of vaccines and therapies for COVID-19. Demand for the Company’s products that support COVID-19 related vaccines and therapeutics (including related to research and development that seeks to prevent or mitigate similar, future pandemics) decreased in the three and six-month periods ended June 30, 2023 versus the comparable periods of 2022. The Company expects overall demand for these products to continue to decrease in 2023 compared to 2022 as the pandemic continues to subside in most geographies and evolve towards endemic status. Additionally, demand for the Company’s products that support COVID-19 testing is expected to continue to fluctuate, corresponding to fluctuations in COVID-19 cases in particular geographies. Demand for the Company’s COVID-19 related testing products decreased in the three and six-month periods ended June 30, 2023 versus the comparable periods of 2022. In response to COVID-19 evolving to an endemic status, the Company continues to review and adjust its cost structure, particularly within the Diagnostics and Biotechnology segments.
For additional information on the risks of COVID-19 to the Company’s operations, refer to the “Part I—Item 1A. Risk Factors” section of the Company’s 2022 Annual Report and “Information Relating to Forward-Looking Statements” in Part I, Item 2 of this Report.

Proposed Separation of the Environmental & Applied Solutions Business
For a description of Danaher’s plan to separate its Environmental & Applied Solutions business into a publicly traded company, see “Results of Operations—Environmental & Applied Solutions.”
Currency Exchange Rates
On a year-over-year basis, currency exchange rates negatively impacted reported sales by approximately 0.5% and 1.5% for the three and six-month periods ended June 30, 2023, respectively, compared to the comparable periods of 2022, primarily due to the strengthening of the U.S. dollar against the euro and most other major currencies in 2023. If the currency exchange rates in effect as of June 30, 2023 were to prevail throughout the remainder of 2023, currency exchange rates would increase the Company’s estimated second half 2023 sales by approximately 1.0% and full year 2023 sales would be essentially flat relative to 2022. Further strengthening of the U.S. dollar against other major currencies compared to the exchange rates in effect as of June 30, 2023 would adversely impact the Company’s sales on an overall basis, and any weakening of the U.S. dollar against other major currencies compared to the exchange rates in effect as of June 30, 2023 would positively impact the Company’s sales and results of operations for the remainder of the year.

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

Sales (Decline) Growth and Core Sales (Decline) Growth

	% Change Three-Month Period Ended June 30, 2023 vs. Comparable 2022 Period	% Change Six-Month Period Ended June 30, 2023 vs. Comparable 2022 Period
Total sales (decline) growth (GAAP)	(7.5)%	(7.0)%
Impact of:
Currency exchange rates	0.5%	1.5%
Core sales (decline) growth (non-GAAP)	(7.0)%	(5.5)%
2023 Sales Compared to 2022
Total sales decreased 7.5% and 7.0% during the three and six-month periods ended June 30, 2023 compared to the three and six-month periods ended July 1, 2022, respectively, primarily as a result of the decrease in core sales due to the factors discussed below by segment. The impact of currency translation decreased reported sales 0.5% and 1.5% on a year-over-year basis during the three and six-month periods ended June 30, 2023, respectively, primarily due to the unfavorable impact of the strengthening of the U.S. dollar against the euro and most other major currencies in 2023. Price increases contributed 3.5% and 3.0% to sales growth on a year-over-year basis during the three and six-month periods ended June 30, 2023, respectively, and are reflected as a component of core sales decline above.
Operating Profit Performance
Operating profit margins decreased 840 basis points from 28.4% during the three-month period ended July 1, 2022 to 20.0% for the three-month period ended June 30, 2023. The following factors unfavorably impacted year-over-year operating profit margin:
•Lower second quarter 2023 core sales, the impact of product mix, inventory write-offs and incremental year-over-year costs associated with sales and marketing growth initiatives and restructuring and continuing productivity improvement, net of incremental year-over-year cost savings associated with material and labor costs and restructuring and continuing productivity improvement initiatives - 730 basis points
•Second quarter 2023 impairment charges related to technology and other assets in the Biotechnology segment and customer relationships in the Environmental & Applied Solutions segment, net of a second quarter 2022 impairment charge related to technology and customer relationships in the Environmental & Applied Solutions segment - 50 basis points
•Second quarter 2023 costs incurred related to preparation for the anticipated separation of the Company's Environmental & Applied Solutions business - 50 basis points
•The incremental dilutive effect in 2023 of acquired businesses - 10 basis points
Operating profit margins decreased 590 basis points from 28.4% during the six-month period ended July 1, 2022 to 22.5% for the six-month period end June 30, 2023.
Year-to-date 2023 vs. year-to-date 2022 operating profit margin comparisons were unfavorably impacted by:
•Lower first half of 2023 core sales, the impact of product mix, inventory write-offs and incremental year-over-year costs associated with sales and marketing growth initiatives and restructuring and continuing productivity improvement, net of incremental year-over-year cost savings associated with material and labor costs and restructuring and continuing productivity improvement initiatives - 525 basis points
•First half of 2023 costs incurred related to preparation for the anticipated separation of the Company's Environmental & Applied Solutions business - 45 basis points
•Second quarter 2023 impairment charges related to technology and other assets in the Biotechnology segment and customer relationships in the Environmental & Applied Solutions segments, net of a second quarter 2022 impairment charge related to technology and customer relationships in the Environmental & Applied Solutions segment - 30 basis points
•The incremental dilutive effect in 2023 of acquired businesses - 15 basis points

Year-to-date 2023 vs. year-to-date 2022 operating profit margin comparisons were favorably impacted by:
•First half of 2022 impairments of accounts receivable and inventory as well as accruals for contractual obligations in Russia - 25 basis points
Business Segments
Sales by business segment for each of the periods indicated were as follows ($ in millions):

	Three-Month Period Ended		Six-Month Period Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Biotechnology	$1,885	$2,266	$3,749	$4,482
Life Sciences	1,796	1,701	3,505	3,367
Diagnostics	2,231	2,561	4,607	5,205
Environmental & Applied Solutions	1,245	1,223	2,463	2,385
Total	$7,157	$7,751	$14,324	$15,439
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
Biotechnology Selected Financial Data

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Sales	$1,885	$2,266	$3,749	$4,482
Operating profit	480	824	1,076	1,624
Depreciation	39	43	79	87
Amortization of intangible assets	218	205	435	419
Operating profit as a % of sales	25.5%	36.4%	28.7%	36.2%
Depreciation as a % of sales	2.1%	1.9%	2.1%	1.9%
Amortization as a % of sales	11.6%	9.0%	11.6%	9.3%
Sales (Decline) Growth and Core Sales (Decline) Growth

	% Change Three-Month Period Ended June 30, 2023 vs. Comparable 2022 Period	% Change Six-Month Period Ended June 30, 2023 vs. Comparable 2022 Period
Total sales (decline) growth (GAAP)	(17.0)%	(16.5)%
Impact of:
Currency exchange rates	0.5%	2.0%
Core sales (decline) growth (non-GAAP)	(16.5)%	(14.5)%
Price increases in the segment contributed 4.5% and 4.0% to sales growth on a year-over-year basis during the three and six-month periods ended June 30, 2023, respectively, and are reflected as a component of core sales decline above.
Total segment sales decreased 17.0% and 16.5% during the three and six-month periods, respectively, led by decreased core sales in both periods resulting from the factors discussed below, particularly lower year-over-year sales in the bioprocessing business, and the impact of changes in currency exchange rates. In both periods, total segment core sales decreased in North America and China as a result of the deteriorating funding environment. Core sales in the bioprocessing business decreased year-over-year during both the three and six-month periods primarily due to declining demand for COVID-19 related therapeutics and vaccines as a result of both lower end-customer demand and larger customers continuing the repurposing of inventory initially purchased for COVID-19 therapeutics and vaccines. Additionally, the Company believes that the tightening credit environment also contributed to a reduction in year-over-year demand from emerging biotechnology companies during both periods as these customers continued to preserve capital. The Company expects the impact of reduced year-over-year COVID-19 demand and reduction of inventory levels as well as the preservation of capital at emerging biotechnology companies to continue at least through the second half of 2023. Core sales in the discovery and medical business decreased year-over-year during both the three and six-month periods due to lower demand for lab filtration, medical and diagnostics and genomics product lines, partially offset by increased demand for protein research products.
Operating Profit Performance
Operating profit margins decreased 1,090 basis points during the three-month period ended June 30, 2023 as compared to the comparable period of 2022. The following factors unfavorably impacted year-over-year operating profit margin:
•Lower second quarter 2023 core sales, the impact of product mix, inventory write-offs, incremental year-over-year costs associated with material and labor, restructuring and continuing productivity improvement initiatives and higher amortization expense, net of a year-over-year decrease in sales and marketing growth initiatives - 850 basis points
•Second quarter 2023 impairment charges related to technology and other assets - 220 basis points
•Incremental dilutive effect in 2023 of acquired businesses - 20 basis points
Operating profit margins decreased 750 basis points during the six-month period ended June 30, 2023 as compared to the comparable period of 2022.
Year-to-date 2023 vs. year-to-date 2022 operating profit margin comparisons were unfavorably impacted by:
•Lower first half of 2023 core sales, the impact of product mix, inventory write-offs, incremental year-over-year costs associated with material and labor, restructuring and continuing productivity improvement initiatives and higher amortization expense, net of a year-over-year decrease in sales and marketing growth initiatives - 650 basis points
•Second quarter 2023 impairment charges related to technology and other assets - 110 basis points
•Incremental dilutive effect in 2023 of acquired businesses - 20 basis points
Year-to-date 2023 vs. year-to-date 2022 operating profit margin comparisons were favorably impacted by:
•First half of 2022 impairments of accounts receivable and inventory in Russia - 30 basis points
Amortization of intangible assets as a percentage of sales increased during both the three and six-month periods ended June 30, 2023 as compared with 2022, primarily as a result of the decrease in sales and to a lesser extent increased year-over year amortization from the change of a trade name from indefinite-lived to definite-lived.
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

Life Sciences Selected Financial Data

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Sales	$1,796	$1,701	$3,505	$3,367
Operating profit	340	350	661	668
Depreciation	32	27	61	55
Amortization of intangible assets	104	105	209	212
Operating profit as a % of sales	18.9%	20.6%	18.9%	19.8%
Depreciation as a % of sales	1.8%	1.6%	1.7%	1.6%
Amortization as a % of sales	5.8%	6.2%	6.0%	6.3%
Sales Growth and Core Sales Growth

	% Change Three-Month Period Ended June 30, 2023 vs. Comparable 2022 Period	% Change Six-Month Period Ended June 30, 2023 vs. Comparable 2022 Period
Total sales growth (GAAP)	5.5%	4.0%
Impact of:
Acquisitions/divestitures	(1.0)%	(1.0)%
Currency exchange rates	1.0%	2.0%
Core sales growth (non-GAAP)	5.5%	5.0%
Price increases in the segment contributed 4.5% to sales growth on a year-over-year basis during both the three and six-month periods ended June 30, 2023 and are reflected as a component of core sales growth.
Total segment sales increased 5.5% and 4.0% during the three and six-month periods, respectively, led by increased core sales resulting from the factors discussed below, and to a lesser extent the impact of acquisitions, partially offset by the impact of changes in currency exchange rates. Total segment core sales in both the three and six-month periods increased year-over-year as a result of demand in the life science research, academic and applied end-markets, partially offset by the decline in COVID-19 related sales and weakness at pharma and biopharma customers. In both periods, overall segment core sales increased primarily in China as a result of government stimulus initiatives and to a lesser extent in Western Europe, partially offset by declines in core sales in North America. Core sales for the Company’s flow cytometry, genomics, lab automation, centrifugation, particle counting and characterization business increased in the three and six-month periods, primarily due to increased demand in the flow cytometry, particle counting and centrifugation product lines, partially offset by lower demand for genomic and automation products, in part related to reduced demand for COVID-19 related products. Core sales in the mass spectrometry business increased year-over-year during both the three and six-month periods led by the life science research end-markets and increased demand for services in both the three and six-month periods. Core sales for the genomic consumables businesses decreased year-over-year in both the three and six-month periods due primarily to reduced demand for COVID-19 related products and to a lesser extent from reduced demand in next generation sequencing and basic research, partially offset by growth in plasmids, proteins and gene writing and editing solutions. Core sales for the industrial filtration business increased year-over-year due to strong demand for these products across all major end-markets in both the three and six-month periods.
Operating Profit Performance
Operating profit margins decreased 170 basis points during the three-month period ended June 30, 2023 as compared to the comparable period of 2022. The following factors unfavorably impacted year-over-year operating profit margin:
•The impact of product mix and incremental year-over-year costs associated with material and labor and sales and marketing growth initiatives, net of higher second quarter 2023 core sales - 140 basis points
•The incremental dilutive effect in 2023 of acquired businesses - 30 basis points
Operating profit margins decreased 90 basis points during the six-month period ended June 30, 2023 as compared to the comparable period of 2022.

Year-to-date 2023 vs. year-to-date 2022 operating profit margin comparisons were unfavorably impacted by:
•The impact of product mix and incremental year-over-year costs associated with material and labor and sales and marketing growth initiatives, net of higher first half of 2023 core sales and the incremental year-over-year cost savings associated with restructuring and continuing productivity improvement initiatives - 130 basis points
•The incremental dilutive effect in 2023 of acquired businesses - 35 basis points
Year-to-date 2023 vs. year-to-date 2022 operating profit margin comparisons were favorably impacted by:
•First half of 2022 impairments of accounts receivable and inventory as well as accruals for contractual obligations in Russia - 75 basis points
Amortization of intangible assets decreased as a percentage of sales during both the three and six-month periods ended June 30, 2023, primarily as a result of the increase in sales.
DIAGNOSTICS
The Diagnostics segment offers clinical instruments, reagents, consumables, software and services that hospitals, physicians’ offices, reference laboratories and other critical care settings use to diagnose disease and make treatment decisions.
Diagnostics Selected Financial Data

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Sales	$2,231	$2,561	$4,607	$5,205
Operating profit	424	800	1,101	1,686
Depreciation	96	98	189	192
Amortization of intangible assets	50	50	100	101
Operating profit as a % of sales	19.0%	31.2%	23.9%	32.4%
Depreciation as a % of sales	4.3%	3.8%	4.1%	3.7%
Amortization as a % of sales	2.2%	2.0%	2.2%	1.9%
Sales (Decline) Growth and Core Sales (Decline) Growth

	% Change Three-Month Period Ended June 30, 2023 vs. Comparable 2022 Period	% Change Six-Month Period Ended June 30, 2023 vs. Comparable 2022 Period
Total sales (decline) growth (GAAP)	(13.0)%	(11.5)%
Impact of:
Currency exchange rates	1.5%	2.0%
Core sales (decline) growth (non-GAAP)	(11.5)%	(9.5)%
Price increases in the segment contributed 1.0% to sales growth on a year-over-year basis during both the three and six-month periods ended June 30, 2023 and are reflected as a component of core sales decline.
Total segment sales decreased 13.0% and 11.5% during the three and six-month periods, respectively, primarily as a result of decreased core sales resulting from the factors discussed below, particularly lower year-over-year core sales of molecular diagnostics tests for COVID-19, which was the primary contributor to the decline in overall segment core sales, and to a lesser extent due to the impact of changes in currency exchange rates. In both periods, overall segment core sales were driven by year-over-year declines primarily in North America, and to a lesser extent in Western Europe, partially offset by increased core sales in the high-growth markets in the aggregate. Improved patient volumes in China drove core revenue growth in that region. During both the three and six-month periods, core sales in the molecular diagnostics business decreased on a year-over-year basis as the business experienced declines in sales of diagnostic test solutions for COVID-19, partially offset by increased sales of non-respiratory disease tests. Core sales of non-respiratory testing increased more than 30% in the molecular diagnostics business in the second quarter of 2023. Core sales in the segment’s clinical lab business grew on a year-over-year basis in both the three and six-month periods, led by increased instrument and consumables sales in the immunoassay and chemistry product lines. Core sales in the acute care diagnostic business increased year-over-year in both the three and six-month periods primarily due to increased demand for its blood gas measurement product line. Core sales in the pathology business grew year-over-year, driven by increased demand for advanced staining and core histology product lines in both the three and six-month periods.
Operating Profit Performance
Operating profit margins decreased 1,220 basis points during the three-month period ended June 30, 2023 as compared to the comparable period of 2022. Year-over-year operating profit margin comparisons were unfavorably impacted by lower second quarter 2023 core sales, the impact of product mix and the incremental year-over-year costs associated with sales and marketing growth initiatives, net of incremental year-over-year cost savings associated with restructuring and continuing productivity improvement initiatives.
Operating profit margins decreased 850 basis points during the six-month period ended June 30, 2023 as compared to the comparable period of 2022.
Year-to-date 2023 vs. year-to-date 2022 operating profit margin comparisons were unfavorably impacted by:
•Lower first half of 2023 core sales, the impact of product mix and the incremental year-over-year costs associated with sales and marketing growth initiatives, net of incremental year-over-year cost savings associated with restructuring and continuing productivity improvement initiatives - 855 basis points
Year-to-date 2023 vs. year-to-date 2022 operating profit margin comparisons were favorably impacted by:
•First half of 2022 impairments of accounts receivable and inventory as well as accruals for contractual obligations in Russia - 5 basis points
Depreciation and amortization increased as a percentage of sales during both the three and six-month periods ended June 30, 2023, primarily as a result of the decrease in sales.
ENVIRONMENTAL & APPLIED SOLUTIONS
The Environmental & Applied Solutions segment is a provider of essential technology solutions, unified under a common purpose of Safeguarding the World’s Most Vital ResourcesTM, to support customers to address large global challenges including environmental resource sustainability, water scarcity, management of severe weather events, food and pharmaceutical security and the impact of an aging workforce.
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
Environmental & Applied Solutions Selected Financial Data

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Sales	$1,245	$1,223	$2,463	$2,385
Operating profit	302	307	601	543
Depreciation	10	10	20	21
Amortization of intangible assets	12	13	24	27
Operating profit as a % of sales	24.3%	25.1%	24.4%	22.8%
Depreciation as a % of sales	0.8%	0.8%	0.8%	0.9%
Amortization as a % of sales	1.0%	1.1%	1.0%	1.1%

Sales Growth and Core Sales Growth

	% Change Three-Month Period Ended June 30, 2023 vs. Comparable 2022 Period	% Change Six-Month Period Ended June 30, 2023 vs. Comparable 2022 Period
Total sales growth (GAAP)	2.0%	3.5%
Impact of:
Acquisitions/divestitures	(0.5)%	(0.5)%
Currency exchange rates	—%	1.0%
Core sales growth (non-GAAP)	1.5%	4.0%
Price increases in the segment contributed 4.0% and 4.5% to sales growth on a year-over-year basis during the three and six-month periods ended June 30, 2023, respectively, and are reflected as a component of core sales growth.
Total segment sales increased 2.0% and 3.5% during the three and six-month periods, respectively, primarily as a result of core sales growth driven by the factors discussed below, and to a lesser extent acquisitions, partially offset during the six-month period by changes in currency exchange rates.
Core sales in the segment’s water quality businesses increased at a mid-single and high-single digit rate during the three and six-month periods ended June 30, 2023, respectively, compared to the comparable periods of 2022. The increase in core sales in the three-month period was driven primarily by the chemical treatment solutions product line, and to a lesser extent by the analytical instrumentation product line. The increase in core sales in the six-month period was driven primarily by the analytical instrumentation product line, and to a lesser extent by the chemical treatment solutions product line. Geographically, the increase in core sales in both periods was led primarily by North America, and to a lesser extent by Western Europe and the high-growth markets. Year-over-year core sales in the analytical instrumentation product line increased in the three-month period, driven primarily by an increase in the high-growth markets, and to a lesser extent the industrial end-market, partially offset by declines in the municipal end-market in the developed markets. For the six-month period, the increase in year-over-year core sales was driven by the industrial and municipal end-markets in the developed markets and the high-growth markets. Core sales in the business’ chemical treatment solutions product line increased year-over-year during the three and six-month periods as a result of increased core sales across most major end-markets.
Core sales in the segment’s product identification businesses decreased at a mid-single and low-single digit rate during the three and six-month periods ended June 30, 2023, respectively, compared to the comparable periods of 2022. The decrease in core sales in both periods was primarily driven by the marking and coding business. Core sales in the marking and coding business decreased during the three and six-month periods driven by lower demand in the industrial and consumer packaged goods end-markets in both periods. For the packaging and color solutions products and services business, core sales decreased in the three-month period and were essentially flat in the six-month period, primarily driven by reduced capital spending across the consumer packaged good and industrial end-markets in both periods.
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
Operating Profit Performance
Operating profit margins decreased 80 basis points during the three-month period ended June 30, 2023 as compared to the comparable period of 2022.
Second quarter 2023 vs. second quarter 2022 operating profit margin comparisons were unfavorably impacted by:
•The impact of product mix and incremental year-over-year costs associated with material and labor and sales and marketing growth initiatives, net of higher second quarter 2023 core sales and incremental year-over-year cost savings associated with restructuring and continuing productivity improvement initiatives - 115 basis points

Second quarter 2023 vs. second quarter 2022 operating profit margin comparisons were favorably impacted by:
•Second quarter 2022 impairment charges related to technology and customer relationships, net of second quarter 2023 impairment charge related to customer relationships - 25 basis points
•The incremental net accretive effect in 2023 of acquired businesses - 10 basis points
Operating profit margins increased 160 basis points during the six-month period ended June 30, 2023 as compared to the comparable period of 2022. The following factors favorably impacted year-over-year operating profit margin:
•Higher first half 2023 core sales and incremental year-over-year cost savings associated with restructuring and continuing productivity improvement initiatives, net of the impact of product mix and incremental year-over-year costs associated with material and labor and sales and marketing growth initiatives - 130 basis points
•Second quarter 2023 impairment charges related to customer relationships, net of second quarter 2022 impairment charge related to technology and customer relationships - 15 basis points
•The incremental net accretive effect in 2023 of acquired businesses - 10 basis points
•First half of 2022 impairments of accounts receivable and inventory in Russia - 5 basis points

COST OF SALES AND GROSS PROFIT

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Sales	$7,157	$7,751	$14,324	$15,439
Cost of sales	(3,116)	(3,030)	(5,913)	(6,013)
Gross profit	$4,041	$4,721	$8,411	$9,426
Gross profit margin	56.5%	60.9%	58.7%	61.1%
Cost of sales increased year-over-year during the three-month period ended June 30, 2023 and decreased year-over-year during the six-month period ended June 30, 2023 as compared to the comparable periods in 2022. Cost of sales in both the three and six-month periods include $87 million of charges incurred in the second quarter of 2023, primarily related to excess inventory in the Biotechnology segment, due to reduced demand. Lower year-over-year sales volumes decreased cost of sales during both periods. In the first quarter of 2022, the Company incurred inventory charges related to the reduction of business activities in Russia.
Year-over-year gross profit margins decreased during both the three and six-month periods ended June 30, 2023 as compared to the comparable periods in 2022 due primarily to lower core sales, the impact of product mix and charges, primarily related to excess inventory, totaling $87 million incurred during the second quarter of 2023. Year-over-year gross profit margin for the first half of 2023 was favorably impacted by an inventory charge taken during the first quarter of 2022 related to reduction of business activities in Russia.

OPERATING EXPENSES

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Sales	$7,157	$7,751	$14,324	$15,439
Selling, general and administrative (“SG&A”) expenses	2,194	2,085	4,341	4,177
Research and development (“R&D”) expenses	418	431	847	872
SG&A as a % of sales	30.7%	26.9%	30.3%	27.1%
R&D as a % of sales	5.8%	5.6%	5.9%	5.6%
SG&A expenses as a percentage of sales increased for both the three and six-month periods ended June 30, 2023 as compared to the comparable periods in 2022, driven by the impact of decreased leverage of the Company’s general and administrative cost base, including amortization expense, resulting from lower 2023 sales. Costs incurred related to preparation for the anticipated separation of the Company’s Environmental & Applied Solutions business of $37 million and $65 million for the three and six-month periods ended June 30, 2023, respectively, also unfavorably impacted year-over-year SG&A expenses. Additionally, impairment charges totaling $34 million in both the three and six-month periods ended June 30, 2023, comprised of $28 million in the Biotechnology segment related to technology and other assets and $6 million in the Environmental & Applied Solutions segment related to customer relationships, net of a $9 million second quarter 2022 impairment charge related to technology and customer relationships in the Environmental & Applied Solutions segment, negatively impacted SG&A expenses as a percentage of sales. Continued investments in sales and marketing growth initiatives and increased labor costs also contributed to the year-over-year increase in SG&A expenses for the three and six-month periods. For the six-month period, these increases were partially offset by the impact of a charge related to impairments of certain accounts receivable and accrual of contractual obligations incurred in Russia during the first quarter of 2022.
R&D expenses (consisting principally of internal and contract engineering personnel costs) as a percentage of sales increased during both the three and six-month periods ended June 30, 2023 as compared to the comparable periods of 2022, primarily due to the year-over-year sales decline and to a lesser extent the timing of new product development initiatives.

OTHER INCOME (EXPENSE), NET
For a description of the Company’s other income (expense), net during the three and six-month periods ended June 30, 2023 and July 1, 2022, refer to Note 7 to the accompanying Consolidated Condensed Financial Statements.

INTEREST COSTS AND FINANCING
For a discussion of the Company’s outstanding indebtedness, refer to Note 10 to the accompanying Consolidated Condensed Financial Statements.
Interest expense of $67 million and $135 million for the three and six-month periods ended June 30, 2023, respectively, was $16 million higher and $30 million higher than the comparable periods of 2022, due primarily to higher average interest rates on the Company’s outstanding Euro-denominated commercial paper borrowings in the three and six-month periods in 2023 versus the comparable periods of 2022.
Interest income of $59 million and $107 million for the three and six-month periods ended June 30, 2023, respectively, was $57 million higher and $104 million higher than the comparable periods of 2022, due primarily to higher average interest rates and higher average cash balances in 2023 compared to 2022.

INCOME TAXES
The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended		Six-Month Period Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Effective tax rate	20.5%	18.8%	19.9%	18.3%
The Company operates globally, including in certain jurisdictions with lower tax rates than the U.S. federal statutory rate. Therefore, the impact of operating in such jurisdictions contributes to a lower effective tax rate compared to the U.S. federal statutory tax rate.
The effective tax rate for the three-month period ended June 30, 2023 differs from the U.S. federal statutory rate of 21.0% principally due to the geographic mix of earnings described above, partially offset by net discrete tax charges of $18 million. Net discrete tax charges related primarily to tax costs related to the planned separation of the Environmental & Applied Solutions business, tax costs related to legal and operational actions taken to realign certain businesses and changes in estimates associated with prior period uncertain tax positions, partially offset by interest on prior year tax refunds. The net discrete charges increased the effective tax rate by 1.3% for the three-month period ended June 30, 2023.
The effective tax rate for the six-month period ended June 30, 2023 differs from the U.S. federal statutory rate of 21.0% principally due to the geographic mix of earnings described above, partially offset by net discrete tax charges of $13 million. Net discrete tax charges related primarily to tax costs related to the planned separation of the Environmental & Applied Solutions business, tax costs related to legal and operational actions taken to realign certain businesses and changes in estimates associated with prior period uncertain tax positions, partially offset by excess tax benefits from stock-based compensation and interest on prior year tax refunds. The net discrete charges increased the effective tax rate by 0.4% for the six-month period ended June 30, 2023.
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
•The actual mix of earnings by jurisdiction could fluctuate from the Company’s projection, including as a result of the planned separation of the Environmental & Applied Solutions business.
•The tax effects of other discrete items, including accruals related to tax contingencies, the resolution of worldwide tax matters, tax audit settlements, statute of limitations expirations and changes in tax regulations.
•Any future changes in tax law or the implementation of increases in tax rates, the impact of future regulations and any related additional tax planning efforts to address these changes.
As a result of the uncertainty in predicting these items, it is reasonably possible that the actual effective tax rate used for financial reporting purposes will change in future periods.
Refer to Note 6 to the Consolidated Condensed Financial Statements for discussion regarding the Company’s significant tax matters.

COMPREHENSIVE INCOME
In 2023, comprehensive income decreased $15 million for the three-month period ended June 30, 2023 and increased $165 million for the six-month period ended June 30, 2023 as compared to the comparable periods of 2022. For the three-month period, the decrease in comprehensive income was driven by the lower net earnings and increased losses on cash flow hedge adjustments, partially offset by decreased losses from foreign currency translation adjustments. For the six-month period, the increase in comprehensive income was driven by the lower losses from foreign currency translation adjustments, partially offset by lower net earnings and losses from cash flow hedge adjustments. The Company recorded foreign currency translation losses of $704 million for the three-month period ended June 30, 2023 compared to losses of approximately $1.4 billion for the three-month period ended July 1, 2022. The Company recorded foreign currency translation losses of $679 million and approximately $1.8 billion for the six-month periods ended June 30, 2023 and July 1, 2022, respectively. The foreign currency translation losses were primarily driven by the change in the exchange rates between the U.S. dollar and the Swedish krona and euro during the periods. Foreign currency translation adjustments reflect the gain or loss resulting from the impact of the change in currency exchange rates on the Company’s foreign operations as they are translated to the Company’s reporting currency, the U.S. dollar. The Company recorded losses of $106 million and $25 million from cash flow hedge adjustments related to the Company’s cross-currency swap derivative contracts for the three and six-month periods ended June 30, 2023, respectively, as compared to gains of $66 million and $46 million for the comparable periods of 2022.

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
Overview of Cash Flows and Liquidity
Following is an overview of the Company’s cash flows and liquidity ($ in millions):

	Six-Month Period Ended
($ in millions)	June 30, 2023	July 1, 2022
Total operating cash provided by operations	$3,873	$3,968

Cash paid for acquisitions	$—	$(77)
Payments for additions to property, plant and equipment	(616)	(546)
Proceeds from sales of property, plant and equipment	4	9
Payments for purchases of investments	(144)	(328)
Proceeds from sales of investments	4	17
All other investing activities	17	22
Total cash used in investing activities	$(735)	$(903)

Payments for the issuance of common stock in connection with stock-based compensation, net	$(4)	$(23)
Payment of dividends	(422)	(411)
Net repayments of borrowings (maturities of 90 days or less)	(7)	(669)
Net repayments of borrowings (maturities longer than 90 days)	—	(265)
All other financing activities	(37)	(66)
Total cash used in financing activities	$(470)	$(1,434)
•Operating cash flows decreased $95 million, or 2%, during the six-month period ended June 30, 2023 as compared to the comparable period of 2022, as lower net earnings (after excluding in both periods charges for depreciation, amortization, stock compensation and unrealized investment gains/losses) were partially offset by lower cash used in aggregate for accounts receivables, inventories, trade accounts payable and prepaid and accrued expenses, including deferred taxes, in 2023 compared to the prior year.
•Net cash used in investing activities in the 2023 period consisted primarily of capital expenditures and investments and decreased year-over-year largely as a result of lower cash paid for acquisitions and investments in the 2023 period compared to 2022.

•As of June 30, 2023, the Company held approximately $8.6 billion of cash and cash equivalents.
Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, restructuring activities and productivity improvement initiatives, pension funding and other items impact reported cash flows.
Operating cash flows were approximately $3.9 billion for the first six months of 2023, a decrease of $95 million, or 2%, as compared to the comparable period of 2022. The year-over-year change in operating cash flows from 2022 to 2023 was primarily attributable to the following factors:
•2023 operating cash flows reflected a decrease of $849 million in net earnings for the first six months of 2023 as compared to the comparable period in 2022.
•Net earnings for the first six months of 2023 also includes $103 million lower non-cash charges for depreciation, intangible asset amortization, stock compensation expense and unrealized investment gains/losses as compared to the comparable period of 2022. Amortization expense primarily relates to the amortization of intangible assets. Depreciation expense relates to the Company’s manufacturing and operating facilities as well as instrumentation leased to customers under operating-type lease (“OTL”) arrangements. Depreciation, amortization and stock compensation are noncash expenses that decrease earnings without a corresponding impact to operating cash flows. Unrealized investment gains/losses impact net earnings without immediately impacting cash flows as the cash flow impact from investments occurs when the invested capital is returned to the Company.
•The aggregate of trade accounts receivable, inventories and trade accounts payable provided $274 million in operating cash flows during the first six months of 2023, compared to $824 million of operating cash flows used in the comparable period of 2022. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories and trade accounts payable depends upon how effectively the Company manages the cash conversion cycle, which effectively represents the number of days that elapse from the day it pays for the purchase of raw materials and components to the collection of cash from its customers and can be significantly impacted by the timing of collections and payments in a period.
•The aggregate of prepaid expenses and other assets, deferred income taxes and accrued expenses and other liabilities used $274 million of operating cash flows during the first six months of 2023, compared to $33 million of operating cash flows used in the comparable period of 2022. The timing of cash payments for various employee-related liabilities, customer funding and changes in accrued expenses drove the majority of this change.
Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures, including instruments leased to customers, cash used for investments and cash proceeds from divestitures of businesses or assets.
Net cash used in investing activities decreased $168 million in the six-month period ended June 30, 2023 compared to the comparable period of 2022, primarily as a result of a decrease in cash used for the purchase of investments. In the first half of 2023 and 2022, the Company invested $144 million and $328 million, respectively, in non-marketable equity securities and partnerships.
Though the relative significance of particular categories of capital investment can change from period to period, capital expenditures are typically made for increasing manufacturing capacity, replacing equipment, the manufacture of instruments that are used in OTL arrangements that certain of the Company’s businesses enter into with customers, supporting new product development and improving IT systems. Capital expenditures increased $70 million on a year-over-year basis for the six-month period ended June 30, 2023 compared to the comparable period in 2022. For the full year 2023, the Company forecasts capital spending to be approximately $1.5 billion, driven primarily by continued expenditures to support customer demand.

Financing Activities and Indebtedness
Cash flows relating to financing activities consist of cash flows associated with the issuance and repayments of commercial paper, issuance and repayment of long-term debt, borrowings under committed credit facilities, issuance and repurchases of common stock, issuance of preferred stock and payments of cash dividends to shareholders. Financing activities used cash of $470 million during the six-month period ended June 30, 2023 compared to approximately $1.4 billion of cash used in the comparable period of 2022. The year-over-year decrease in cash used by financing activities was due to lower repayments of borrowings in 2023.
For a description of the Company’s outstanding debt as of June 30, 2023 and the Company’s commercial paper programs and credit facility, refer to Note 10 to the accompanying Consolidated Condensed Financial Statements. As of June 30, 2023, the Company was in compliance with all of its respective debt covenants.
As discussed in Note 14 in the accompanying Consolidated Condensed Financial Statements all outstanding shares of the Company’s 4.75% MCPS Series A and 5.00% MCPS Series B were converted to common shares on April 15, 2022 and April 17, 2023, respectively. The Company’s 4.75% MCPS Series A converted to common shares at a rate of 6.6632 common shares per share of preferred stock. The Company’s 5.00% MCPS Series B converted to common shares at a rate of 5.0175 common shares per share of preferred stock.

Stock Repurchase Program
For information regarding the Company’s stock repurchase program, refer to Part II—Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”.

Dividends
Aggregate cash payments for dividends on Company common stock during the six-month period ended June 30, 2023 were $379 million and aggregate cash payments for dividends on the Company’s MCPS during the six-month period ended June 30, 2023 were $43 million. The increase in dividend payments for common stock over the comparable period of 2022 primarily relates to the increase in the quarterly dividend rate for common stock beginning with respect to the dividend paid in the second quarter of 2023. The decrease in MCPS dividend payments compared to the comparable period of 2022 primarily relates to the conversion of all outstanding shares of the Company’s 4.75% MCPS Series A and the 5.00% MCPS Series B to common shares on April 15, 2022 and April 17, 2023, respectively.
In the second quarter of 2023, the Company declared a regular quarterly dividend of $0.27 per share of Company common stock payable on July 28, 2023 to holders of record as of June 30, 2023.

Cash and Cash Requirements
As of June 30, 2023, the Company held approximately $8.6 billion of cash and cash equivalents that were held on deposit with financial institutions or invested in highly liquid investment-grade debt instruments with a maturity of 90 days or less. Of the cash and cash equivalents, approximately $3.8 billion was held within the United States and approximately $4.8 billion was held outside of the United States. The Company will continue to have cash requirements to support general corporate purposes, which may include working capital needs, capital expenditures, acquisitions and investments, paying interest and servicing debt, paying taxes and any related interest or penalties, funding its restructuring activities and pension plans as required, paying dividends to shareholders, repurchasing shares of the Company’s common stock and supporting other business needs.
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
While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company’s foreign cash could be repatriated to the United States. Following enactment of the Tax Cuts and Jobs Act and the associated Transition Tax, in general, repatriation of cash to the United States can be completed with no incremental U.S. tax; however, repatriation of cash could subject the Company to non-U.S. taxes on distributions. The cash that the Company’s non-U.S. subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. The income taxes, if any, applicable to such earnings including basis differences in our foreign subsidiaries are not readily determinable. As of June 30, 2023, management believes that it has sufficient sources of liquidity to satisfy its cash needs, including its cash needs in the United States.
During 2023, the Company’s cash contribution requirements for its U.S. and non-U.S. defined benefit pension plans are forecasted to be approximately $10 million and $38 million, respectively. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.

CRITICAL ACCOUNTING ESTIMATES
There have been no material changes to the Company’s critical accounting estimates as described in the 2022 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Instruments and Risk Management,” in the Company’s 2022 Annual Report. There were no material changes during the quarter ended June 30, 2023 to this information as reported in the Company’s 2022 Annual Report.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the three-month period ended June 30, 2023. On July 16, 2013, the Company’s Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. As of June 30, 2023, approximately 20 million shares remained available for repurchase pursuant to the Repurchase Program. There is no expiration date for the Repurchase Program, and the timing and amount of any future shares repurchased under the program will be determined by members of the Company’s management based on its evaluation of market conditions and other factors. The Repurchase Program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plans) and for other corporate purposes. The Company expects to fund any future stock repurchases using the Company’s available cash balances or proceeds from the issuance of debt.

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
Director and Officer Trading Arrangements
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

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
Certificate of Elimination relating to Preferred Stock, filed with the Secretary of State of the State of Delaware on May 09, 2023 (incorporated by reference from Exhibit 3.1 to Danaher Corporation’s Current Report on Form 8-K filed May 11, 2023)

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

DANAHER CORPORATION

Date:	July 24, 2023	By:	/s/ Matthew R. McGrew
Matthew R. McGrew
Executive Vice President and Chief Financial Officer

Date:	July 24, 2023	By:	/s/ Christopher M. Bouda
Christopher M. Bouda
Vice President and Chief Accounting Officer