Form 10-Q
period 2023-09-29
DANAHER CORP /DE/
filed 2023-10-24
CIK 313616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The number of shares of common stock outstanding at October 19, 2023 was 738,927,107.

DANAHER CORPORATION
INDEX
FORM 10-Q

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ in millions, except per share amount)
(unaudited)

	September 29, 2023	December 31, 2022
ASSETS
Current assets:
Cash and equivalents	$12,277	$5,995
Trade accounts receivable, less allowance for doubtful accounts of $136 and $126, respectively	4,201	4,918
Inventories:
Finished goods	1,447	1,504
Work in process	497	473
Raw materials	1,080	1,133
Total inventories	3,024	3,110
Prepaid expenses and other current assets	1,703	1,860
Total current assets	21,205	15,883
Property, plant and equipment, net of accumulated depreciation of $4,122 and $3,893, respectively	4,302	3,956
Other long-term assets	4,286	4,459
Goodwill	39,155	39,752
Other intangible assets, net	18,786	20,300
Total assets	$87,734	$84,350
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$2,547	$591
Trade accounts payable	1,894	2,296
Accrued expenses and other liabilities	4,926	5,502
Total current liabilities	9,367	8,389
Other long-term liabilities	6,439	6,785
Long-term debt	19,513	19,086
Stockholders’ equity:
Preferred stock, no par value, 15.0 million shares authorized; no shares issued and outstanding as of September 29, 2023; 1.72 million shares of 5.00% Mandatory Convertible Preferred Stock, Series B, issued and outstanding as of December 31, 2022	—	1,668
Common stock - $0.01 par value, 2.0 billion shares authorized; 880.2 million issued and 738.9 million outstanding as of September 29, 2023; 869.3 million issued and 728.3 million outstanding as of December 31, 2022	9	9
Additional paid-in capital	14,085	12,072
Retained earnings	42,272	39,205
Accumulated other comprehensive income (loss)	(3,959)	(2,872)
Total Danaher stockholders’ equity	52,407	50,082
Noncontrolling interests	8	8
Total stockholders’ equity	52,415	50,090
Total liabilities and stockholders’ equity	$87,734	$84,350
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three-Month Period Ended		Nine-Month Period Ended
	September 29, 2023	September 30, 2022	September 29, 2023		September 30, 2022
Sales	$6,873	$7,663	$21,197		$23,102
Cost of sales	(2,873)	(3,079)	(8,786)		(9,092)
Gross profit	4,000	4,584	12,411		14,010
Operating costs:
Selling, general and administrative expenses	(2,145)	(2,149)	(6,486)		(6,326)
Research and development expenses	(417)	(420)	(1,264)		(1,292)
Operating profit	1,438	2,015	4,661		6,392
Nonoperating income (expense):
Other income (expense), net	(47)	(51)	(52)		(158)
Interest expense	(73)	(42)	(208)		(147)
Interest income	79	9	186		12
Earnings before income taxes	1,397	1,931	4,587		6,099
Income taxes	(268)	(359)	(902)		(1,122)
Net earnings	1,129	1,572	3,685		4,977
Mandatory convertible preferred stock dividends	—	(21)	(21)		(84)
Net earnings attributable to common stockholders	$1,129	$1,551	$3,664		$4,893
Net earnings per common share:
Basic	$1.53	$2.13	$4.98	(a)	$6.76
Diluted	$1.51	$2.10	$4.94		$6.67	(a)
Average common stock and common equivalent shares outstanding:
Basic	739.4	728.5	735.4		723.8
Diluted	745.9	737.4	742.1		737.0
(a) Net earnings per common share amounts for the relevant three-month periods do not add to the nine-month period amount due to rounding.
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three-Month Period Ended		Nine-Month Period Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Net earnings	$1,129	$1,572	$3,685	$4,977
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(303)	(1,039)	(982)	(2,824)
Pension and postretirement plan benefit adjustments	1	7	1	28
Cash flow hedge adjustments	(81)	(77)	(106)	(31)
Total other comprehensive income (loss), net of income taxes	(383)	(1,109)	(1,087)	(2,827)
Comprehensive income	$746	$463	$2,598	$2,150
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ in millions)
(unaudited)

	Three-Month Period Ended		Nine-Month Period Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Preferred stock:
Balance, beginning of period	$—	$1,668	$1,668	$3,268
Conversion of Mandatory Convertible Preferred Stock to common stock	—	—	(1,668)	(1,600)
Balance, end of period	$—	$1,668	$—	$1,668
Common stock:
Balance, beginning and end of period	$9	$9	$9	$9
Additional paid-in capital:
Balance, beginning of period	$13,939	$11,854	$12,072	$10,090
Common stock-based award	146	131	345	309
Common stock issued in connection with Mandatory Convertible Preferred Stock conversions	—	—	1,668	1,600
Acquisition of noncontrolling interests	—	—	—	(14)
Balance, end of period	$14,085	$11,985	$14,085	$11,985
Retained earnings:
Balance, beginning of period	$41,344	$35,808	$39,205	$32,827
Net earnings	1,129	1,572	3,685	4,977
Common stock dividends declared	(201)	(182)	(597)	(543)
Mandatory Convertible Preferred Stock dividends declared	—	(21)	(21)	(84)
Balance, end of period	$42,272	$37,177	$42,272	$37,177
Accumulated other comprehensive income (loss):
Balance, beginning of period	$(3,576)	$(2,745)	$(2,872)	$(1,027)
Other comprehensive income (loss)	(383)	(1,109)	(1,087)	(2,827)
Balance, end of period	$(3,959)	$(3,854)	$(3,959)	$(3,854)
Noncontrolling interests:
Balance, beginning of period	$8	$7	$8	$10
Change in noncontrolling interests	—	1	—	(2)
Balance, end of period	$8	$8	$8	$8
Total stockholders’ equity, end of period	$52,415	$46,993	$52,415	$46,993
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Nine-Month Period Ended
	September 29, 2023	September 30, 2022
Cash flows from operating activities:
Net earnings	$3,685	$4,977
Noncash items:
Depreciation	526	537
Amortization of intangible assets	1,147	1,120
Stock-based compensation expense	280	270
Investment (gains) losses	58	186
Change in trade accounts receivable, net	709	(134)
Change in inventories	(25)	(729)
Change in trade accounts payable	(399)	(180)
Change in prepaid expenses and other assets	331	(104)
Change in accrued expenses and other liabilities	(767)	35
Net cash provided by operating activities	5,545	5,978
Cash flows from investing activities:
Cash paid for acquisitions	—	(304)
Payments for additions to property, plant and equipment	(981)	(823)
Proceeds from sales of property, plant and equipment	8	9
Payments for purchases of investments	(152)	(354)
Proceeds from sales of investments	33	18
All other investing activities	28	36
Total cash used in investing activities	(1,064)	(1,418)
Cash flows from financing activities:
Proceeds from the issuance of common stock in connection with stock-based compensation, net	51	15
Payment of dividends	(621)	(615)
Net borrowings (maturities longer than 90 days)	2,605	—
Net repayments of borrowings (maturities of 90 days or less)	(9)	(719)
Net repayments of borrowings (maturities longer than 90 days)	—	(265)
All other financing activities	(53)	(80)
Total cash provided by (used in) financing activities	1,973	(1,664)
Effect of exchange rate changes on cash and equivalents	(172)	(332)
Net change in cash and equivalents	6,282	2,564
Beginning balance of cash and equivalents	5,995	2,586
Ending balance of cash and equivalents	$12,277	$5,150
Supplemental disclosures:
Cash interest payments	$289	$250
Cash income tax payments	1,170	1,094
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
In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 29, 2023 and December 31, 2022, its results of operations for the three and nine-month periods ended September 29, 2023 and September 30, 2022 and its cash flows for each of the nine-month periods then ended.
There have been no changes to the Company’s significant accounting policies described in the Company’s 2022 Annual Report that have a material impact on the Company’s Consolidated Condensed Financial Statements and the related Notes. Reclassifications of certain prior year amounts have been made to conform to the current year presentation.
Accounting Standards Recently Adopted—In August 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement. The ASU requires that a joint venture apply a new basis of accounting upon formation in which the joint venture will recognize and initially measure its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance). The ASU is effective prospectively for all joint venture formations with a formation date on or after January 1, 2025, with early adoption permitted. The Company early adopted the ASU effective September 30, 2023 on a prospective basis.
Operating Leases—As of September 29, 2023 and December 31, 2022, operating lease right-of-use assets where the Company was the lessee were approximately $1.0 billion and are included within other long-term assets in the accompanying Consolidated Condensed Balance Sheets.  The associated operating lease liabilities were approximately $1.1 billion as of September 29, 2023 and December 31, 2022, and are included in accrued expenses and other liabilities and other long-term liabilities.

NOTE 2. PENDING ACQUISITION
On August 28, 2023, the Company entered into a definitive agreement to acquire all of the outstanding shares of Abcam plc (“Abcam”) for a cash purchase price of approximately $5.7 billion, including assumed indebtedness and net of acquired cash (the “Abcam Acquisition”). Abcam is a leading global supplier of protein consumables, including highly validated antibodies, reagents, biomarkers and assays to address targets in biological pathways that are critical for advancing drug discovery, life sciences research and diagnostics. Abcam generated revenues of £362 million in 2022. The Company expects to include the Abcam business within its Life Sciences segment. The transaction is subject to customary closing conditions, including receipt of applicable regulatory approvals and Abcam shareholder approval.
The Company expects to finance the Abcam Acquisition using cash on hand and/or the proceeds from the issuance of commercial paper.

NOTE 3. ENVIRONMENTAL & APPLIED SOLUTIONS SEPARATION
On September 30, 2023 (the “Distribution Date”), the Company completed the separation (the “Separation”) of its former Environmental & Applied Solutions business by distributing to Danaher stockholders on a pro rata basis all of the issued and outstanding common stock of Veralto Corporation (“Veralto”), the entity Danaher incorporated to hold such businesses. To effect the Separation, Danaher distributed to its stockholders one share of Veralto common stock for every three shares of Danaher common stock outstanding as of September 13, 2023, the record date for the distribution. Fractional shares of Veralto common stock that otherwise would have been distributed were aggregated and sold into the public market and the proceeds distributed to Danaher stockholders who otherwise would have received fractional shares of Veralto common stock.

In preparation for the Separation, in September 2023 Veralto issued approximately $2.6 billion in debt securities (refer to Note 11). The proceeds of these issuances were used to fund the approximately $2.6 billion net cash distributions Veralto made to Danaher prior to the Distribution Date. In accordance with the applicable tax rules, Danaher intends to use a portion of the cash distribution proceeds it received from Veralto to meet upcoming commercial paper and bond maturities and to use the balance of the proceeds to partially fund certain of the Company’s regular, quarterly cash dividends to shareholders.
As the disposition occurred during the fourth quarter of 2023, the Company will classify Veralto as a discontinued operation in its historical financial statements beginning with the fourth quarter of 2023. The Environmental & Applied Solutions business had sales for the year ended December 31, 2022 of approximately $4.8 billion. Below is a summary of the Environmental & Applied Solutions business' sales and operating profit ($ in millions):

	Three-Month Period Ended		Nine-Month Period Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Sales	$1,249	$1,208	$3,712	$3,593
Operating profit	286	286	887	829
The Company incurred separation costs of $36 million ($31 million after-tax) and $101 million ($90 million after-tax) in the three and nine-month periods ended September 29, 2023, respectively, related to preparation for the separation of the Company’s Environmental & Applied Solutions business primarily related to professional fees for legal, tax, finance, banking and information technology services and duplicative general and administrative costs.
In connection with the Separation, Danaher and Veralto entered into various agreements to effect the Separation and provide a framework for their relationship after the Separation, including a separation and distribution agreement, transition services agreement, an employee matters agreement, a tax matters agreement, an intellectual property matters agreement and a Danaher Business System (“DBS”) license agreement. These agreements provide for the allocation between Danaher and Veralto of assets, employees, liabilities and obligations (including investments, property and employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after Veralto’s separation from Danaher and will govern certain relationships between Danaher and Veralto after the Separation.

NOTE 4. NET EARNINGS PER COMMON SHARE
Basic net earnings per common share (“EPS”) is calculated by taking net earnings less the Mandatory Convertible Preferred Stock (“MCPS”) dividends divided by the weighted average number of common shares outstanding for the applicable period. Diluted net EPS is computed by taking net earnings less the MCPS dividends divided by the weighted average number of common shares outstanding increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased with the proceeds from the issuance of the potentially dilutive shares. For the three-month periods ended September 29, 2023 and September 30, 2022, approximately 2.5 million and 538 thousand options, respectively, and for the nine-month periods ended September 29, 2023 and September 30, 2022, approximately 3.2 million and 1.1 million options, respectively, to purchase shares were excluded from the diluted EPS calculation, as the impact of their inclusion would have been anti-dilutive. Basic and diluted EPS are computed independently for each quarter and year-to-date period, and each period involves the use of different weighted-average share count figures. As a result, and after factoring the effect of rounding to the nearest cent per share, the sum of prior quarterly EPS figures may not equal year-to-date EPS.
The impact of the MCPS Series B calculated under the if-converted method was anti-dilutive for the nine-month period ended September 29, 2023 and the three and nine-month periods ended September 30, 2022, and as such 3.4 million shares for the nine-month period ended September 29, 2023 and 8.6 million for both the three and nine-month periods ended September 30, 2022 underlying the MCPS Series B were excluded from the calculation of diluted EPS and the related MCPS Series B dividends of $21 million for the nine-month period ended September 29, 2023 and $21 million and $64 million for the three and nine-month periods ended September 30, 2022, respectively, were included in the calculation of net earnings for diluted EPS. As of April 17, 2023, all outstanding shares of the MCPS Series B converted into 8.6 million shares of the Company’s common stock.
The impact of the MCPS Series A calculated under the if-converted method was dilutive for the nine-month period ended September 30, 2022, and as such 4.0 million shares underlying the MCPS Series A were included in the calculation of diluted EPS. The related MCPS Series A dividends of $20 million for the nine-month period ended September 30, 2022 were excluded from the calculation of net earnings for diluted EPS. On April 15, 2022, all outstanding shares of the MCPS Series A converted into 11.0 million shares of the Company’s common stock. Refer to Note 15 for additional information about the MCPS Series A and B conversions.

Information related to the calculation of net earnings per common share is summarized as follows ($ and shares in millions, except per share amounts):

	Three-Month Period Ended		Nine-Month Period Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Numerator:
Net earnings	$1,129	$1,572	$3,685	$4,977
MCPS dividends	—	(21)	(21)	(84)
Net earnings attributable to common stockholders for Basic EPS	1,129	1,551	3,664	4,893
Adjustment for MCPS dividends for dilutive MCPS	—	—	—	20
Net earnings attributable to common stockholders after assumed conversions for Diluted EPS	$1,129	$1,551	$3,664	$4,913

Denominator:
Weighted average common shares outstanding used in Basic EPS	739.4	728.5	735.4	723.8
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive restricted stock units (“RSUs”) and performance stock units (“PSUs”)	6.5	8.9	6.7	9.2
Weighted average MCPS converted shares	—	—	—	4.0
Weighted average common shares outstanding used in Diluted EPS	745.9	737.4	742.1	737.0

Basic EPS	$1.53	$2.13	$4.98	$6.76
Diluted EPS	$1.51	$2.10	$4.94	$6.67

NOTE 5. REVENUE
The following tables present the Company’s revenues disaggregated by geographical region and revenue type for the three and nine-month periods ended September 29, 2023 and September 30, 2022 ($ in millions). Sales taxes and other usage-based taxes collected from customers are excluded from revenue.

	Biotechnology	Life Sciences	Diagnostics	Environmental & Applied Solutions	Total
For the Three-Month Period Ended September 29, 2023:
Geographical region:
North America(a)	$593	$728	$1,054	$599	$2,974
Western Europe	508	356	334	269	1,467
Other developed markets(b)	78	117	105	30	330
High-growth markets(c)	485	505	761	351	2,102
Total	$1,664	$1,706	$2,254	$1,249	$6,873

Revenue type:
Recurring	$1,390	$1,062	$1,986	$744	$5,182
Nonrecurring	274	644	268	505	1,691
Total	$1,664	$1,706	$2,254	$1,249	$6,873

For the Three-Month Period Ended September 30, 2022:
Geographical region:
North America(a)	$723	$785	$1,397	$575	$3,480
Western Europe	599	314	388	240	1,541
Other developed markets(b)	71	118	122	28	339
High-growth markets(c)	660	506	772	365	2,303
Total	$2,053	$1,723	$2,679	$1,208	$7,663

Revenue type:
Recurring	$1,662	$1,038	$2,396	$729	$5,825
Nonrecurring	391	685	283	479	1,838
Total	$2,053	$1,723	$2,679	$1,208	$7,663

	Biotechnology	Life Sciences	Diagnostics	Environmental & Applied Solutions	Total
For the Nine-Month Period Ended September 29, 2023:
Geographical region:
North America(a)	$1,822	$2,193	$3,160	$1,748	$8,923
Western Europe	1,839	1,095	1,119	830	4,883
Other developed markets(b)	229	369	322	90	1,010
High-growth markets(c)	1,523	1,554	2,260	1,044	6,381
Total	$5,413	$5,211	$6,861	$3,712	$21,197

Revenue type:
Recurring	$4,435	$3,205	$6,056	$2,210	$15,906
Nonrecurring	978	2,006	805	1,502	5,291
Total	$5,413	$5,211	$6,861	$3,712	$21,197

For the Nine-Month Period Ended September 30, 2022:
Geographical region:
North America(a)	$2,303	$2,301	$3,938	$1,674	$10,216
Western Europe	1,938	982	1,365	775	5,060
Other developed markets(b)	244	366	361	92	1,063
High-growth markets(c)	2,050	1,441	2,220	1,052	6,763
Total	$6,535	$5,090	$7,884	$3,593	$23,102

Revenue type:
Recurring	$5,267	$3,143	$7,067	$2,138	$17,615
Nonrecurring	1,268	1,947	817	1,455	5,487
Total	$6,535	$5,090	$7,884	$3,593	$23,102
(a) The Company defines North America as the United States and Canada.
(b) The Company defines other developed markets as Japan, Australia and New Zealand.
(c) The Company defines high-growth markets as developing markets of the world experiencing accelerated growth, over extended periods, in gross domestic product and infrastructure which include Eastern Europe, the Middle East, Africa, Latin America (including Mexico) and Asia (with the exception of Japan, Australia and New Zealand). The Company defines developed markets as all markets of the world that are not high-growth markets.
The Company sells equipment to customers as well as consumables and services, some of which customers purchase on a recurring basis. Consumables sold for use with the equipment sold by the Company are typically critical to the use of the equipment and are typically used on a one-time or limited basis, requiring frequent replacement in the customer’s operating cycle. Examples of these consumables include reagents used in diagnostic tests, chromatography resins used for research and bioprocessing, filters used in filtration, separation and purification processes and (prior to the Separation) cartridges for marking and coding equipment. Additionally, some of the Company’s consumables are used on a standalone basis, such as custom nucleic acids, genomics solutions and (prior to the Separation) water treatment solutions. The Company separates its goods and services between those typically sold to a customer on a recurring basis and those typically sold to a customer on a nonrecurring basis. Recurring revenue includes revenue from consumables, services and operating-type leases (“OTLs”). Nonrecurring revenue includes sales of equipment and sales-type leases (“STLs”). OTLs and STLs are included in the above revenue amounts. For the three-month periods ended September 29, 2023 and September 30, 2022, lease revenue was $125 million and $120 million, respectively. For the nine-month periods ended September 29, 2023 and September 30, 2022, lease revenue was $363 million and $361 million, respectively.
Remaining performance obligations related to Topic 606, Revenue from Contracts with Customers, represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period. As of September 29, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $4.9 billion. The Company expects to recognize revenue on approximately 51% of the remaining performance obligations over the next 12 months, 27% over the subsequent 12 months, and the remainder recognized thereafter.

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (“contract assets”) and deferred revenue, customer deposits and billings in excess of revenue recognized (“contract liabilities”) on the Consolidated Condensed Balance Sheets.
Most of the Company’s long-term contracts are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in billing occurring subsequent to revenue recognition resulting in contract assets. Contract assets are generally classified as other current assets in the Consolidated Condensed Balance Sheets. The balance of contract assets as of September 29, 2023 and December 31, 2022 was $63 million and $90 million, respectively.
The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities that are classified as either current or long-term in the Consolidated Condensed Balance Sheets based on the timing of when the Company expects to recognize revenue. As of both September 29, 2023 and December 31, 2022, contract liabilities were approximately $1.9 billion, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets. Revenue recognized during both the nine-month periods ended September 29, 2023 and September 30, 2022 that was included in the contract liability balance on December 31, 2022 and December 31, 2021, respectively, was approximately $1.2 billion. Contract assets and liabilities are reported on a net basis on the accompanying Consolidated Condensed Balance Sheets on a contract-by-contract basis at the end of each reporting period.

NOTE 6. SEGMENT INFORMATION
The Company operates and reports its results in business segments consisting of the Biotechnology, Life Sciences, Diagnostics, and (prior to the Separation) Environmental & Applied Solutions segments. When determining the reportable segments, the Company aggregated operating segments based on their similar economic and operating characteristics. Operating profit represents total revenues less operating expenses, excluding nonoperating income and expense, interest and income taxes. Operating profit amounts in the Other segment consist of unallocated corporate costs, including separation costs related to preparation for the separation of the Company’s Environmental & Applied Solutions business of $36 million and $101 million in the three and nine-month periods ended September 29, 2023, respectively, and other costs not considered part of management’s evaluation of reportable segment operating performance. Intersegment amounts are not significant and are eliminated to arrive at consolidated totals.
Segment results are shown below ($ in millions):

	Three-Month Period Ended		Nine-Month Period Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Sales:
Biotechnology	$1,664	$2,053	$5,413	$6,535
Life Sciences	1,706	1,723	5,211	5,090
Diagnostics	2,254	2,679	6,861	7,884
Environmental & Applied Solutions	1,249	1,208	3,712	3,593
Total	$6,873	$7,663	$21,197	$23,102

Operating profit:
Biotechnology	$417	$691	$1,493	$2,315
Life Sciences	313	354	974	1,022
Diagnostics	539	761	1,640	2,447
Environmental & Applied Solutions	286	286	887	829
Other	(117)	(77)	(333)	(221)
Total	$1,438	$2,015	$4,661	$6,392

NOTE 7. INCOME TAXES
The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended		Nine-Month Period Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Effective tax rate	19.2%	18.6%	19.7%	18.4%

The Company operates globally, including in certain jurisdictions with lower tax rates than the United States (“U.S.”) federal statutory rate. Therefore, the impact of operating in such jurisdictions contributes to a lower effective tax rate compared to the U.S. federal statutory tax rate.
The effective tax rate for the three-month period ended September 29, 2023 differs from the U.S. federal statutory rate of 21.0% due to the geographic mix of earnings described above. Discrete tax benefits from excess tax benefits from stock-based compensation were offset by charges related to tax costs related to the separation of the Environmental & Applied Solutions business and changes in estimates associated with prior period uncertain tax positions.
The effective tax rate for the nine-month period ended September 29, 2023 differs from the U.S. federal statutory rate of 21.0% principally due to the geographic mix of earnings described above, partially offset by net discrete tax charges of $13 million. Net discrete tax charges related primarily to tax costs related to the separation of the Environmental & Applied Solutions business, tax costs related to legal and operational actions taken to realign certain businesses and changes in estimates associated with prior period uncertain tax positions, partially offset by excess tax benefits from stock-based compensation and interest on prior year tax refunds. The net discrete charges increased the effective tax rate by 0.3% for the nine-month period ended September 29, 2023.
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
In the fourth quarter of 2022, the U.S. Internal Revenue Service (“IRS”) proposed significant adjustments to the Company’s taxable income for the years 2016 through 2018 with respect to the deferral of tax on certain premium income related to the Company’s self-insurance programs. For income tax purposes, the recognition of premium income has been deferred in accordance with U.S. tax laws related to insurance. The IRS challenged the deferral of premium income for certain types of the Company’s self-insurance policies. The proposed adjustments would have increased the Company’s taxable income over the 2016 through 2018 periods by approximately $2.5 billion. In the first quarter of 2023, the Company settled these proposed adjustments with the IRS, although the audit is still open with respect to other matters for the 2016 through 2018 period. The impact of the settlement with respect to the Company’s self-insurance policies was not material to the Company’s financial statements, including cash flows and the effective tax rate. As the settlement with the IRS was specific to the audit period, the settlement does not preclude the IRS from proposing similar adjustments to the Company’s self-insurance programs with respect to periods subsequent to 2018. Management believes the positions the Company has taken in its U.S. tax returns are in accordance with the relevant tax laws.
For a description of the Company’s significant tax matters, reference is made to the financial statements as of and for the year ended December 31, 2022 and Note 7 thereto included in the Company’s 2022 Annual Report.

NOTE 8. OTHER INCOME (EXPENSE), NET
The following sets forth the components of the Company’s other income (expense), net ($ in millions):

	Three-Month Period Ended		Nine-Month Period Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Other components of net periodic benefit costs	$1	$13	$6	$28
Investment gains (losses):
Realized investment gains (losses)	120	27	120	91
Unrealized investment gains (losses)	(168)	(91)	(178)	(277)
Total investment gains (losses)	(48)	(64)	(58)	(186)
Total other income (expense), net	$(47)	$(51)	$(52)	$(158)

Other Components of Net Periodic Benefit Costs
The Company disaggregates the service cost component of net periodic benefit costs of noncontributory defined benefit pension plans and other postretirement employee benefit plans and presents the other components of net periodic benefit costs in other income (expense), net. These other components of net periodic benefit costs include the assumed rate of return on plan assets, partially offset by amortization of actuarial losses and interest. The Company’s net periodic benefit costs for the nine-month period ended September 30, 2022 included a settlement loss of $10 million ($9 million after-tax) as a result of the transfer of a portion of its non-U.S. pension liabilities related to one defined benefit plan to a third-party.
Investment Gains (Losses)
The Company estimates the fair value of its investments in equity securities using the Fair Value Alternative and records adjustments to fair value within net earnings. Additionally, the Company is a limited partner in partnerships that invest primarily in early-stage companies. While the partnerships record these investments at fair value, the Company’s investments in the partnerships are accounted for under the equity method of accounting. The investment gains (losses) include realized and unrealized gains and losses related to changes in the fair value of the Company’s investments in equity securities and the Company’s equity in earnings of the partnerships that reflect the changes in fair value of the investments of the partnerships, and related management fees and operating expenses. In addition, the Company recorded an impairment of $46 million ($35 million after-tax) related to equity method investments that is reflected in unrealized investment gains (losses) for the nine-month period ended September 29, 2023.

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS
The following is a rollforward of the Company’s goodwill ($ in millions):

Balance, December 31, 2022	$39,752
Adjustments due to finalization of purchase price allocations	(2)
Foreign currency translation and other	(595)
Balance, September 29, 2023	$39,155
The carrying value of goodwill by segment is summarized as follows ($ in millions):

	September 29, 2023	December 31, 2022
Biotechnology	$21,643	$22,087
Life Sciences	8,227	8,314
Diagnostics	6,805	6,875
Environmental & Applied Solutions	2,480	2,476
Total	$39,155	$39,752
The Company has not identified any “triggering” events which indicate an impairment of goodwill in 2023.
The Company reviews identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company identified impairment triggers during the second and third quarters of 2023 and the second quarter of 2022 which resulted in the impairment charges of certain long-lived assets, including technology, customer relationships and trade names. The Company recorded impairment charges totaling $6 million and $40 million in the three and nine-month periods ended September 29, 2023, respectively, and $9 million in the nine-month period ended September 30, 2022 related to these long-lived assets. In addition, during the nine-month period ended September 29, 2023, the Company recorded a $14 million impairment related to a facility.

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

A summary of financial assets that are measured at fair value on a recurring basis were as follows ($ in millions):

	Balance		Quoted Prices in Active Market (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	September 29, 2023	December 31, 2022	September 29, 2023	December 31, 2022	September 29, 2023	December 31, 2022	September 29, 2023	December 31, 2022
Assets:
Available-for-sale debt securities	$4	$11	$—	$—	$4	$11	$—	$—
Investment in equity securities	444	315	131	16	—	—	—	—
Cross-currency swap derivative contracts	547	653	—	—	547	653	—	—
Available-for-sale debt securities, which are included in other long-term assets in the accompanying Consolidated Condensed Balance Sheets, are measured at fair value using quoted prices reported by investment brokers and dealers based on the underlying terms of the security and comparison to similar securities traded on an active market. As of September 29, 2023 and December 31, 2022, available-for-sale debt securities primarily included U.S. Treasury Notes and corporate debt securities.
The Company’s investments in equity securities consist of investments in publicly traded equity securities and investments in non-marketable equity securities. The publicly traded securities are classified as Level 1 in the fair value hierarchy as they are measured based on quotes in active markets. For the non-marketable equity securities, the Company estimates the fair value of the investments in equity securities based on the measurement alternative and adjusts for impairments and observable price changes with a same or similar security from the same issuer within net earnings (the “Fair Value Alternative”). The Company’s investments in these equity securities are not classified in the fair value hierarchy due to the use of these measurement methods. Additionally, the Company is a limited partner in partnerships that invest primarily in early-stage companies. While the partnerships record these investments at fair value, the Company’s investments in the partnerships are accounted for under the equity method of accounting and are not subject to fair value measurement disclosures noted above. As of both September 29, 2023 and December 31, 2022, the Company’s equity method investments included investments in partnerships with a carrying value of approximately $1.5 billion. Refer to Note 8 for additional information on gains and losses on the Company’s investments including investments in the partnerships.
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
Fair Value of Other Financial Instruments
The carrying amounts and fair values of the Company’s other financial instruments were as follows ($ in millions):

	September 29, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt obligations:
Notes payable and current portion of long-term debt	$2,547	$2,534	$591	$584
Long-term debt	19,513	16,245	19,086	16,079
As of September 29, 2023 and December 31, 2022, short and long-term borrowings were categorized as Level 1. The fair value of long-term borrowings was based on quoted market prices. The difference between the fair value and the carrying amounts of long-term borrowings is attributable to changes in market interest rates and/or the Company’s credit ratings subsequent to the incurrence of the borrowing. The fair values of borrowings with original maturities of one year or less, as well as cash and cash equivalents, trade accounts receivable, net and trade accounts payable generally approximate their carrying amounts due to the short-term maturities of these instruments.

NOTE 11. FINANCING
As of September 29, 2023, the Company was in compliance with all of its debt covenants. The components of the Company’s debt were as follows ($ in millions):

	Outstanding Amount
Description and Aggregate Principal Amount	September 29, 2023	December 31, 2022
Euro-denominated commercial paper (€1.9 billion)(e)	$1,982	$2,013
0.5% senior unsecured bonds due 12/08/2023 (CHF 540 million) (the “2023 CHF Bonds”)(c)	590	584
1.7% senior unsecured notes due 3/30/2024 (€900 million) (the “2024 Euronotes”)(f)	951	962
2.2% senior unsecured notes due 11/15/2024 ($700 million) (the “2024 Biopharma Notes”)(b)	699	698
3.35% senior unsecured notes due 9/15/2025 ($500 million) (the “2025 U.S. Notes”)(f)	499	499
0.2% senior unsecured notes due 3/18/2026 (€1.3 billion) (the “2026 Biopharma Euronotes”)(b)	1,317	1,333
2.1% senior unsecured notes due 9/30/2026 (€800 million) (the “2026 Euronotes”)(f)	844	854
0.3% senior unsecured notes due 5/11/2027 (¥30.8 billion) (the “2027 Yen Notes”)(d)	206	234
1.2% senior unsecured notes due 6/30/2027 (€600 million) (the “2027 Euronotes”)(a)	632	639
0.45% senior unsecured notes due 3/18/2028 (€1.3 billion) (the “2028 Biopharma Euronotes”)(b)	1,315	1,331
1.125% senior unsecured bonds due 12/08/2028 (CHF 210 million) (the “2028 CHF Bonds”)(c)	232	230
2.6% senior unsecured notes due 11/15/2029 ($800 million) (the “2029 Biopharma Notes”)(b)	796	796
2.5% senior unsecured notes due 3/30/2030 (€800 million) (the “2030 Euronotes”)(f)	846	856
0.75% senior unsecured notes due 9/18/2031 (€1.8 billion) (the “2031 Biopharma Euronotes”)(b)	1,841	1,863
0.65% senior unsecured notes due 5/11/2032 (¥53.2 billion) (the “2032 Yen Notes”)(d)	355	404
1.35% senior unsecured notes due 9/18/2039 (€1.3 billion) (the “2039 Biopharma Euronotes”)(b)	1,307	1,323
3.25% senior unsecured notes due 11/15/2039 ($900 million) (the “2039 Biopharma Notes”)(b)	891	890
4.375% senior unsecured notes due 9/15/2045 ($500 million) (the “2045 U.S. Notes”)(f)	499	499
1.8% senior unsecured notes due 9/18/2049 (€750 million) (the “2049 Biopharma Euronotes”)(b)	784	794
3.4% senior unsecured notes due 11/15/2049 ($900 million) (the “2049 Biopharma Notes”)(b)	890	889
2.6% senior unsecured notes due 10/01/2050 ($1.0 billion) (the “2050 U.S. Notes”)(f)	981	981
2.8% senior unsecured notes due 12/10/2051 ($1.0 billion) (the “2051 U.S. Notes”)(f)	984	984
Other	15	21
Subtotal	$19,456	$19,677
Veralto debt:
5.50% senior unsecured bonds due 9/18/2026 ($700 million) (the “2026 Veralto Bonds”)(g)	695	—
5.35% senior unsecured bonds due 9/18/2028 ($700 million) (the “2028 Veralto Bonds”)(g)	694	—
4.15% senior unsecured bonds due 9/19/2031 (€500 million) (the “2031 Veralto Bonds”)(g)	523	—
5.45% senior unsecured bonds due 9/18/2033 ($700 million) (the “2033 Veralto Bonds”)(g)	692	—
Total Veralto debt	$2,604	$—
Total debt	22,060	19,677
Less: currently payable	(2,547)	(591)
Long-term debt	$19,513	$19,086
(a) Issued by DH Europe Finance S.A. (“Danaher International”).
(b) Issued by DH Europe Finance II S.a.r.l. (“Danaher International II”).
(c) Issued by DH Switzerland Finance S.A. (“Danaher Switzerland”).
(d) Issued by DH Japan Finance S.A. (“Danaher Japan”).
(e) Issued by Danaher Corporation or Danaher International II.
(f) Issued by Danaher Corporation.
(g) Issued by Veralto Corporation.

Debt discounts, premiums and debt issuance costs totaled $135 million and $118 million as of September 29, 2023 and December 31, 2022, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of debt table above. For additional details regarding the Company’s debt financing, refer to Note 14 of the Company’s financial statements as of and for the year ended December 31, 2022 included in the Company’s 2022 Annual Report.
The Company has historically satisfied short-term liquidity needs that are not met through operating cash flow and available cash primarily through issuances of commercial paper under its U.S. dollar and euro-denominated commercial paper programs.
As of September 29, 2023, borrowings outstanding under the Company’s euro-denominated commercial paper program had a weighted average annual interest rate of 4.0% and a weighted average remaining maturity of approximately 38 days.
Revolving Credit Facility
On August 11, 2023, the Company replaced its existing $5.0 billion unsecured, multiyear revolving credit facility with a third amended and restated $5.0 billion unsecured, multiyear revolving credit facility (the “Credit Facility”) with a syndicate of lenders. The Credit Facility expires on August 11, 2028, subject to a one-year extension option at the request of Danaher and with the consent of the lenders. The Credit Facility also contains an expansion option permitting Danaher to request up to five increases of up to an aggregate additional $2.5 billion from lenders that elect to make such increase available, upon the satisfaction of certain conditions. No borrowings were outstanding under the existing credit facility at the time it was replaced with the Credit Facility.
Borrowings under the Credit Facility bear interest as follows: (i) in the case of borrowings denominated in U.S. dollars, (1) Term Secured Overnight Financing Rate (“SOFR”) Loans (as defined in the Credit Facility) bear interest at a variable rate equal to the Term SOFR (as defined in the Credit Facility) plus a margin of between 58.5 and 101.5 basis points, depending on Danaher’s long-term debt credit rating; (2) Base Rate Committed Loans and Swing Line Loans (each as defined in the Credit Facility) bear interest at a variable rate equal to the highest of (a) the Federal funds rate (as published by the Federal Reserve Bank of New York from time to time) plus 1/2 of 1%, (b) Bank of America’s “prime rate” as publicly announced from time to time, (c) Term SOFR (based on one-month interest period plus 1%) and (d) 1%, plus in each case a margin of between 0 to 1.5 basis points depending on Danaher’s long-term debt credit rating; and (ii) in the case of borrowings denominated in an Alternative Currency (as defined in the Credit Facility), Alternative Currency Loans and Swing Line Loans (each as defined in the Credit Facility) bear interest at the applicable variable benchmark rate plus, in each case, a margin of between 58.5 and 101.5 basis points, depending on Danaher’s long-term debt credit rating. In no event will Term SOFR Loans, Swing Line Loans or Alternative Currency Loans bear interest at a rate lower than 0.0%. In addition, Danaher is required to pay a per annum facility fee of between 4.0 and 11.0 basis points (depending on Danaher’s long-term debt credit rating) based on the aggregate commitments under the Credit Facility, regardless of usage.
The Credit Facility requires Danaher to maintain a Consolidated Leverage Ratio (as defined in the Credit Facility) of 0.65 to 1.00 or less. Borrowings under the Credit Facility are prepayable at Danaher’s option at any time in whole or in part without premium or penalty.
Danaher’s obligations under the Credit Facility are unsecured. Danaher has unconditionally and irrevocably guaranteed the obligations of each of its subsidiaries in the event a subsidiary is named a borrower under the Credit Facility. The Credit Facility contains customary representations, warranties, conditions precedent, events of default, indemnities and affirmative and negative covenants. Danaher intends to use the Credit Facility for liquidity support for Danaher’s U.S. dollar and euro-denominated commercial paper programs and for general corporate purposes.
Indebtedness Related to the Veralto Separation
In September 2023, the Company received net cash distributions of approximately $2.6 billion from Veralto as partial consideration for the Company’s contribution of assets to Veralto in connection with the Separation. Veralto financed these cash payments through the issuance of approximately $2.6 billion of debt, consisting of $700 million aggregate principal amount of 5.50% senior unsecured bonds due 2026, $700 million aggregate principal amount of 5.35% senior unsecured bonds due 2028, $700 million aggregate principal amount of 5.45% senior unsecured bonds due 2033 and €500 million aggregate principal amount of 4.15% senior unsecured bonds due 2031 (collectively, the “Veralto Debt”). Danaher initially guaranteed the Veralto Debt, and the guarantee automatically terminated effective as of the Distribution Date. As of September 29, 2023, Veralto was a wholly-owned, consolidated subsidiary of the Company, and as a result, the Company’s Consolidated Balance Sheet as of September 29, 2023 includes the Veralto Debt. The transfer of the liabilities associated with the Veralto Debt, as well as all other assets and liabilities transferred to Veralto, will be reflected in the Company's financial statements in the fourth quarter of 2023.

In addition, Veralto Corporation entered into a revolving credit agreement with a syndicate of lenders providing for a five-year $1.5 billion unsecured revolving credit facility (the “Veralto Credit Facility”). No amounts were outstanding under the Veralto Credit Facility at any time prior to the Separation. As of September 29, 2023, Veralto was in compliance with all covenants under the Veralto Credit Facility.
Guarantors of Debt
The Company has guaranteed long-term debt and commercial paper issued by certain of its wholly-owned finance subsidiaries: Danaher International, Danaher International II, Danaher Switzerland and Danaher Japan. All of the outstanding and future securities issued by each of these entities are or will be fully and unconditionally guaranteed by the Company and these guarantees rank on parity with the Company’s unsecured and unsubordinated indebtedness. In addition, prior to the Separation, the Company guaranteed the long-term debt issued by Veralto Corporation. This guarantee terminated as of the time of the Separation.

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
The Company has also issued foreign currency denominated long-term debt as partial hedges of its net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the euro, Japanese yen and Swiss franc. These foreign currency denominated long-term debt issuances are designated and qualify as nonderivative hedging instruments. Accordingly, the foreign currency translation of these debt instruments is recorded in accumulated other comprehensive income (loss), offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated other comprehensive income (loss). These instruments mature on dates ranging from October 2023 to May 2032.
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

The following table summarizes the notional values as of September 29, 2023 and September 30, 2022 and pretax impact of changes in the fair values of instruments designated as net investment hedges and cash flow hedges in accumulated other comprehensive income (“OCI”) for the three and nine-month periods ended September 29, 2023 and September 30, 2022 ($ in millions):

	Original Notional Amount	Notional Amount Outstanding	Gain (Loss) Recognized in OCI	Amounts Reclassified from OCI
For the Three-Month Period Ended September 29, 2023:
Net investment hedges:
Cross-currency contracts	$3,875	$3,000	$28	$—
Foreign currency denominated debt	6,179	6,179	181	—
Cash flow hedges:
Cross-currency contracts	4,000	3,300	22	(102)
Interest rate swaps	1,600	—	—	—
Total	$15,654	$12,479	$231	$(102)

For the Three-Month Period Ended September 30, 2022:
Net investment hedges:
Cross-currency contracts	$3,875	$3,000	$127	$—
Foreign currency denominated debt	5,522	5,522	174	—
Cash flow hedges:
Cross-currency contracts	4,000	4,000	214	(240)
Interest rate swaps	1,600	—	—	—
Total	$14,997	$12,522	$515	$(240)

For the Nine-Month Period Ended September 29, 2023:
Net investment hedges:
Cross-currency contracts	$3,875	$3,000	$(38)	$—
Foreign currency denominated debt	6,179	6,179	130	—
Cash flow hedges:
Cross-currency contracts	4,000	3,300	(68)	(39)
Interest rate swaps	1,600	—	—	2
Total	$15,654	$12,479	$24	$(37)

For the Nine-Month Period Ended September 30, 2022:
Net investment hedges:
Cross-currency contracts	$3,875	$3,000	$394	$—
Foreign currency denominated debt	5,522	5,522	569	—
Cash flow hedges:
Cross-currency contracts	4,000	4,000	720	(580)
Interest rate swaps	1,600	—	—	2
Total	$14,997	$12,522	$1,683	$(578)
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

The Company did not reclassify any other deferred gains or losses related to net investment hedges or cash flow hedges from accumulated other comprehensive income (loss) to earnings during the three and nine-month periods ended September 29, 2023 and September 30, 2022. In addition, the Company did not have any ineffectiveness related to net investment hedges or cash flow hedges during the three and nine-month periods ended September 29, 2023 and September 30, 2022, and, should they arise, any ineffective portions of the hedges would be reclassified from accumulated other comprehensive income (loss) into earnings during the period of change. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in all other investing activities in the accompanying Consolidated Condensed Statements of Cash Flows. The cash inflows and outflows associated with the Company’s derivative contracts designated as cash flow hedges are classified in cash flows from operating activities in the accompanying Consolidated Condensed Statements of Cash Flows.
The Company’s derivative instruments, as well as its nonderivative debt instruments designated and qualifying as net investment hedges, were classified in the Company’s Consolidated Condensed Balance Sheets as follows ($ in millions):

	September 29, 2023	December 31, 2022
Derivative assets:
Other long-term assets	$547	$653

Nonderivative hedging instruments:
Notes payable and current portion of long-term debt	2,541	—
Long-term debt	3,638	5,777
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

NOTE 13. DEFINED BENEFIT PLANS
The following sets forth the components of the Company’s net periodic benefit costs of the noncontributory defined benefit pension plans and other postretirement employee benefit plans ($ in millions):

	Three-Month Period Ended		Nine-Month Period Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
U.S. pension benefits:
Service cost	$—	$—	$—	$—
Interest cost	(25)	(13)	(73)	(40)
Expected return on plan assets	31	32	94	97
Amortization of actuarial loss	(3)	(8)	(9)	(26)
Amortization of prior service cost	(1)	—	(1)	—
Net periodic pension benefit	$2	$11	$11	$31

Non-U.S. pension benefits:
Service cost	$(8)	$(10)	$(24)	$(29)
Interest cost	(12)	(6)	(37)	(18)
Expected return on plan assets	10	10	28	28
Amortization of actuarial gain (loss)	2	—	6	(1)
Amortization of prior service credit	—	1	1	1
Settlement losses recognized	—	(1)	—	(11)
Net periodic pension cost	$(8)	$(6)	$(26)	$(30)

Other postretirement employee benefit plans:
Service cost	$—	$—	$—	$—
Interest cost	(2)	(1)	(5)	(2)
Amortization of actuarial loss	—	(1)	—	(1)
Amortization of prior service credit	1	—	2	1
Net periodic benefit cost	$(1)	$(2)	$(3)	$(2)

The service cost component of net periodic benefit costs is presented in cost of goods sold and selling, general and administrative expenses while the other cost components are presented in other income (expense), net. The Company’s net periodic pension cost for the nine-month period ended September 30, 2022 included a settlement loss of $10 million as a result of the transfer of a portion of its non-U.S. pension liabilities related to one defined benefit plan to a third-party.
Employer Contributions
During 2023, the Company’s cash contribution requirements for its U.S. and non-U.S. defined benefit pension plans are forecasted to be approximately $10 million and $39 million, respectively. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.

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
In connection with the Separation and in accordance with the separation and distribution and related agreements Danaher and Veralto entered into, the Company agreed to indemnify Veralto and its affiliates against certain damages and expenses that might occur in the future. These indemnification obligations cover a variety of liabilities, including, but not limited to, employee and tax matters.
The Company generally accrues estimated warranty costs at the time of sale. In general, manufactured products are warranted against defects in material and workmanship when properly used for their intended purpose, installed correctly and appropriately maintained. Warranty periods depend on the nature of the product and range from the date of such sale up to twenty years. The amount of the accrued warranty liability is determined based on historical information such as past experience, product failure rates or number of units repaired, estimated cost of material and labor and in certain instances estimated property damage. As of September 29, 2023 and December 31, 2022, the Company had accrued warranty liabilities of $97 million and $95 million, respectively.

NOTE 15. STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION
Stockholders’ Equity
On July 16, 2013, the Company’s Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. As of September 29, 2023, approximately 20 million shares remained available for repurchase pursuant to the Repurchase Program.
The following table summarizes the Company’s share activity (shares in millions):

	Three-Month Period Ended		Nine-Month Period Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Preferred stock - shares issued:
Balance, beginning of period	—	1.7	1.7	3.4
Conversion of MCPS to common stock	—	—	(1.7)	(1.7)
Balance, end of period	—	1.7	—	1.7

Common stock - shares issued:
Balance, beginning of period	879.5	868.4	869.3	855.7
Common stock-based compensation awards	0.7	0.5	2.3	2.2
Conversion of MCPS to common stock	—	—	8.6	11.0
Balance, end of period	880.2	868.9	880.2	868.9

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
Stock-Based Compensation
For a full description of the Company’s stock-based compensation programs, refer to Note 19 of the Company’s financial statements as of and for the year ended December 31, 2022 included in the Company’s 2022 Annual Report. As of September 29, 2023, approximately 41 million shares of the Company’s common stock were reserved for issuance under the 2007 Omnibus Incentive Plan.
The following information about the Company's stock-based compensation programs includes amounts for both the Company's and Veralto's employees. In connection with the Separation and in accordance with the employee matters agreement Danaher and Veralto have entered into, the Company has made certain adjustments to the exercise price and the number of stock-based compensation awards with the intention of preserving the intrinsic value of the awards immediately prior to the Separation. Stock-based compensation awards have been converted into awards of the company that employs the employee post-separation, and Veralto has responsibility for the awards that were converted into Veralto awards. The adjustment to the Company’s stock-based compensation awards as a result of the Separation is not expected to have a significant impact to the Company’s stock compensation expense. Stock-based compensation disclosures reflecting the impact of the Separation will be included in the Company's Annual Report on Form 10-K for the year ending December 31, 2023.
The following summarizes the components of the Company’s stock-based compensation expense ($ in millions):

	Three-Month Period Ended		Nine-Month Period Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
RSUs/PSUs:
Pretax compensation expense	$51	$52	$157	$156
Income tax benefit	(11)	(11)	(32)	(32)
RSU/PSU expense, net of income taxes	40	41	125	124
Stock options:
Pretax compensation expense	41	37	123	114
Income tax benefit	(8)	(7)	(25)	(23)
Stock option expense, net of income taxes	33	30	98	91
Total stock-based compensation:
Pretax compensation expense	92	89	280	270
Income tax benefit	(19)	(18)	(57)	(55)
Total stock-based compensation expense, net of income taxes	$73	$71	$223	$215
Stock-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings. As of September 29, 2023, $222 million of total unrecognized compensation cost related to RSUs/PSUs is expected to be recognized over a weighted average period of approximately two years. As of September 29, 2023, $269 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately two years. Future compensation amounts will be adjusted for any changes in estimated forfeitures.
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

The changes in accumulated other comprehensive income (loss) by component are summarized below ($ in millions).

	Foreign Currency Translation Adjustments	Pension and Postretirement Plan Benefit Adjustments		Cash Flow Hedge Adjustments		Accumulated Comprehensive Income (Loss)
For the Three-Month Period Ended September 29, 2023:
Balance, June 30, 2023	$(3,323)	$(341)		$88		$(3,576)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	(296)	—		22		(274)
Income tax impact	(7)	—		—		(7)
Other comprehensive income (loss) before reclassifications, net of income taxes	(303)	—		22		(281)
Reclassification adjustments:
Increase (decrease)	—	1	(a)	(102)	(b)	(101)
Income tax impact	—	—		(1)		(1)
Reclassification adjustments, net of income taxes	—	1		(103)		(102)
Net other comprehensive income (loss), net of income taxes	(303)	1		(81)		(383)
Balance, September 29, 2023	$(3,626)	$(340)		$7		$(3,959)

For the Three-Month Period Ended September 30, 2022:
Balance, July 1, 2022	$(2,324)	$(529)		$108		$(2,745)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	(1,008)	—		214		(794)
Income tax impact	(31)	—		(51)		(82)
Other comprehensive income (loss) before reclassifications, net of income taxes	(1,039)	—		163		(876)
Reclassification adjustments:
Increase (decrease)	—	9	(a)	(240)	(b)	(231)
Income tax impact	—	(2)		—		(2)
Reclassification adjustments, net of income taxes	—	7		(240)		(233)
Net other comprehensive income (loss), net of income taxes	(1,039)	7		(77)		(1,109)
Balance, September 30, 2022	$(3,363)	$(522)		$31		$(3,854)

	Foreign Currency Translation Adjustments	Pension and Postretirement Plan Benefit Adjustments		Cash Flow Hedge Adjustments		Accumulated Comprehensive Income (Loss)
For the Nine-Month Period Ended September 29, 2023:
Balance, December 31, 2022	$(2,644)	$(341)		$113		$(2,872)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	(991)	—		(68)		(1,059)
Income tax impact	9	—		—		9
Other comprehensive income (loss) before reclassifications, net of income taxes	(982)	—		(68)		(1,050)
Reclassification adjustments:
Increase (decrease)	—	1	(a)	(37)	(b)	(36)
Income tax impact	—	—		(1)		(1)
Reclassification adjustments, net of income taxes	—	1		(38)		(37)
Net other comprehensive income (loss), net of income taxes	(982)	1		(106)		(1,087)
Balance, September 29, 2023	$(3,626)	$(340)		$7		$(3,959)

For the Nine-Month Period Ended September 30, 2022:
Balance, December 31, 2021	$(539)	$(550)		$62		$(1,027)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	(2,729)	—		720		(2,009)
Income tax impact	(95)	—		(173)		(268)
Other comprehensive income (loss) before reclassifications, net of income taxes	(2,824)	—		547		(2,277)
Reclassification adjustments:
Increase (decrease)	—	37	(a)	(578)	(b)	(541)
Income tax impact	—	(9)		—		(9)
Reclassification adjustments, net of income taxes	—	28		(578)		(550)
Net other comprehensive income (loss), net of income taxes	(2,824)	28		(31)		(2,827)
Balance, September 30, 2022	$(3,363)	$(522)		$31		$(3,854)
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide material information relevant to an assessment of Danaher Corporation’s (“Danaher,” the “Company,” “we,” “us” or “our”) financial condition and results of operations, including an evaluation of the amounts and certainty of cash flows from operations and from outside sources. The MD&A is designed to focus specifically on material events and uncertainties known to management that are reasonably likely to cause reported financial information not to be necessarily indicative of future operating results or of future financial condition. This includes descriptions and amounts of matters that have had a material impact on reported operations, as well as matters that are reasonably likely based on management’s assessment to have a material impact on future operations. The Company’s MD&A is divided into five sections:
•Information Relating to Forward-Looking Statements
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Estimates
You should read this discussion along with the Company’s MD&A and audited financial statements and Notes thereto as of and for the year ended December 31, 2022, included in the Company’s 2022 Annual Report and the Company’s Consolidated Condensed Financial Statements and related Notes as of and for the three and nine-month periods ended September 29, 2023 included in this Quarterly Report on Form 10-Q (“Report”).

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this Report, in other documents we file with or furnish to the Securities and Exchange Commission, in our press releases, webcasts, conference calls, materials delivered to shareholders and other communications, are “forward-looking statements” within the meaning of the U.S. federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, pricing, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, asset values, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, customer demand, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions and the integration thereof, divestitures, spin-offs, split-offs, initial public offerings, other securities offerings, or other distributions, strategic opportunities, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; future regulatory approvals and the timing and conditionality thereof; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; future foreign currency exchange rates and fluctuations in those rates; the potential or anticipated direct or indirect impact of COVID-19 and military conflicts on our business, results of operations and/or financial condition; general economic and capital markets conditions; the anticipated timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that Danaher intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “should,” “could,” “intend,” “will,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words.
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
•Non-U.S. economic, political, legal, compliance, social and business factors (including military conflicts) can negatively affect our business and financial statements.
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
•Our acquisition of businesses, investments, joint ventures and other strategic relationships could also negatively impact our business and financial statements and our indemnification rights may not fully protect us from liabilities related thereto. In addition, acquisitions (including Danaher’s pending acquisition of Abcam plc) can be difficult to complete on the anticipated timetable or at all for a number of reasons, including the uncertainty of regulatory approvals and the timing or conditionality thereof, and the parties' ability to satisfy the acquisition agreement conditions, including as applicable the receipt of shareholder approval.
•Divestitures or other dispositions (including the Veralto Separation) could negatively impact our business, and contingent liabilities from Veralto or from other businesses that we or our predecessors have disposed or will dispose in the future could adversely affect our business and financial statements. For example, we could incur significant liability if the Veralto Separation or any of the other split-off or spin-off transactions we have previously consummated are determined to be a taxable transaction or otherwise pursuant to our indemnification obligations with respect to such transactions.
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

Business Performance and Outlook
During the third quarter of 2023, the Company’s overall revenues decreased 10.5% compared to the comparable period of 2022. Core sales decreased 11.5% in the third quarter of 2023 compared to the comparable prior year period due primarily to the decline of demand for COVID-19-related products, and to a lesser extent declines in demand for other products and services. The impact of currency translation increased reported sales 0.5% in the third quarter of 2023 compared to the comparable prior year period. For the nine-month period ended September 29, 2023, overall revenues decreased 8.0% and core sales decreased 7.5% compared to the comparable prior year period due primarily to the decline of demand for COVID-19-related products, partially offset by increases in demand for other products and services. The impact of currency translation decreased reported sales by 1.0% in the nine-month period compared to the comparable prior year period. For the definition of “core sales” refer to “—Results of Operations” below.
Geographically, the Company’s sales in the three-month period ended September 29, 2023 in developed markets decreased year-over-year by 11% driven primarily by decreased sales in North America, and to a lesser extent in Western Europe. For the same period, core sales in developed markets declined at a low-double digit rate, with the declines primarily attributable to the same geographic regions. The decline in core sales was primarily driven by reduced demand for products and services related to diagnostic testing associated with COVID-19 in North America and Western Europe and a reduction in year-over-year demand in the Biotechnology segment. For the same period, sales in high-growth markets decreased year-over-year by 9% due primarily to mid-teens core revenue declines in China, led by declines in the Biotechnology segment due to deterioration in the funding environment and lower underlying activity levels. For the same period, core sales in high-growth markets declined at a high-single digit rate, with the declines primarily attributable to the same geographic factor. High-growth markets represented approximately 31% of the Company’s total sales in the third quarter of 2023. For additional information regarding the Company’s sales by geographical region during the three and nine-month periods ended September 29, 2023 and September 30, 2022, refer to Note 5 to the accompanying Consolidated Condensed Financial Statements.
The Company’s net earnings for the three and nine-month periods ended September 29, 2023 totaled approximately $1.1 billion and $3.7 billion, respectively, compared to approximately $1.6 billion and $5.0 billion, respectively, for the three and nine-month periods ended September 30, 2022. Net earnings attributable to common stockholders for the three and nine-month periods ended September 29, 2023 totaled approximately $1.1 billion or $1.51 per diluted common share and approximately $3.7 billion or $4.94 per diluted common share, respectively, compared to approximately $1.6 billion or $2.10 per diluted common share and approximately $4.9 billion or $6.67 per diluted common share, respectively, for the three and nine-month periods ended September 30, 2022. Decreased core sales in the 2023 period drove the year-over-year decrease in net earnings and diluted net earnings per common share for both the three and nine-month periods ended September 29, 2023.
In an effort to moderate inflationary pressure, the U.S. Federal Reserve and other central banks around the world have raised interest rates, which has tightened the global credit environment. While the Company’s interest costs and liquidity were not significantly impacted during the three and nine-month periods ended September 29, 2023 by this credit tightening due to the significant cash flow generated from the Company’s operations and the predominantly fixed-interest rates of the Company’s outstanding borrowings, the credit tightening has adversely impacted demand from certain of the Company’s customers, including emerging biotechnology companies.
In response to the attack in Israel and the subsequent hostilities, the Company is continuing to monitor the social, political and economic environment in Israel and in the region for any impact on its operations and value chain. As of December 31, 2022, the Company’s net investment in property, plant and equipment in Israel was less than $1 million. For the year ended December 31, 2022, sales to Israel were less than $100 million. While we are monitoring the conflict, as of the date of this report we do not expect the conflict will have a material impact on our business.
The COVID-19 Pandemic
Overall conditions related to COVID-19 have improved in 2023 compared to 2022 (including the announcement on April 10, 2023 that the U.S. public health emergency related to COVID-19 ended). The Company has deployed our capabilities, expertise and scale to address the critical health needs related to COVID-19, including making available diagnostic tests for the rapid detection of COVID-19 and support for production of vaccines and therapies for COVID-19. Demand for the Company’s products that support COVID-19 related vaccines and therapeutics (including related to research and development that seeks to prevent or mitigate similar, future pandemics) decreased in both the three and nine-month periods ended September 29, 2023 versus the comparable periods of 2022. The Company expects overall demand for these products to continue to decrease in the fourth quarter of 2023 compared to the fourth quarter of 2022 in response to COVID-19 evolving to an endemic status. Additionally, demand for the Company’s products that support COVID-19 testing is expected to continue to fluctuate, corresponding to fluctuations in COVID-19 cases in particular geographies. Demand for the Company’s COVID-19 related testing products decreased in the three and nine-month periods ended September 29, 2023 versus the comparable periods of 2022. In response to COVID-19 evolving to an endemic status, the Company continues to review and adjust its cost structure.
For additional information on the risks of COVID-19 to the Company’s operations, refer to the “Part I—Item 1A. Risk Factors” section of the Company’s 2022 Annual Report and “Information Relating to Forward-Looking Statements” in Part I, Item 2 of this Report.
Pending Acquisition
On August 28, 2023, the Company entered into a definitive agreement to acquire all of the outstanding shares of Abcam plc (“Abcam”) for a cash purchase price of approximately $5.7 billion, including assumed indebtedness and net of acquired cash (the “Abcam Acquisition”). Abcam is a leading global supplier of protein consumables, including highly validated antibodies, reagents, biomarkers and assays to address targets in biological pathways that are critical for advancing drug discovery, life sciences research and diagnostics. Abcam generated revenues of £362 million in 2022. The Company expects to include the Abcam business within its Life Sciences segment. The transaction is subject to customary closing conditions, including receipt of applicable regulatory approvals and Abcam shareholder approval.
The Company expects to finance the Abcam Acquisition using cash on hand and/or the proceeds from the issuance of commercial paper.
Separation of the Environmental & Applied Solutions Business
Effective as of September 30, 2023, the Company completed the separation of its former Environmental & Applied Solutions business to Veralto Corporation (the “Separation”). As the disposition occurred during the fourth quarter of 2023, the Company will classify Veralto as a discontinued operation in its historical financial statements beginning with the fourth quarter of 2023. For additional information, refer to Note 3 to the accompanying Consolidated Condensed Financial Statements
Currency Exchange Rates
Currency exchange rates increased reported sales by approximately 0.5% for the three-month period and decreased reported sales by approximately 1.0% for the nine-month period ended September 29, 2023 compared to the comparable periods of 2022, primarily due to the exchange rates of the U.S. dollar compared to the euro and most other major currencies in 2023. If the currency exchange rates in effect as of September 29, 2023 were to prevail throughout the remainder of 2023, currency exchange rates would be essentially flat relative to the fourth quarter of 2022 and full year 2023 sales would decrease by approximately 0.5% on a year-over-year basis. Strengthening of the U.S. dollar against other major currencies compared to the exchange rates in effect as of September 29, 2023 would adversely impact the Company’s sales on an overall basis, and any weakening of the U.S. dollar against other major currencies compared to the exchange rates in effect as of September 29, 2023 would positively impact the Company’s sales and results of operations for the remainder of the year.

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
Sales (Decline) Growth and Core Sales (Decline) Growth

	% Change Three-Month Period Ended September 29, 2023 vs. Comparable 2022 Period	% Change Nine-Month Period Ended September 29, 2023 vs. Comparable 2022 Period
Total sales (decline) growth (GAAP)	(10.5)%	(8.0)%
Impact of:
Acquisitions/divestitures	(0.5)%	(0.5)%
Currency exchange rates	(0.5)%	1.0%
Core sales (decline) growth (non-GAAP)	(11.5)%	(7.5)%
2023 Sales Compared to 2022
Total sales decreased 10.5% and 8.0% during the three and nine-month periods ended September 29, 2023 compared to the three and nine-month periods ended September 30, 2022, respectively, primarily as a result of the decrease in core sales due to the factors discussed below by segment. The impact of currency translation increased reported sales 0.5% on a year-over-year basis during the three-month period ended September 29, 2023, primarily due to the year-over-year impact of the weakening of the U.S. dollar against most other major currencies for the three-month period, and decreased reported sales 1.0% on a year-over-year basis during the nine-month period ended September 29, 2023, primarily due to the year-over-year impact of the strengthening of the U.S. dollar against the euro and most other major currencies for the nine-month period. Price increases contributed 3.0% to sales growth on a year-over-year basis during both the three and nine-month periods ended September 29, 2023 and are reflected as a component of core sales decline above.
Operating Profit Performance
Operating profit margins decreased 540 basis points from 26.3% during the three-month period ended September 30, 2022 to 20.9% for the three-month period ended September 29, 2023. The following factors unfavorably impacted year-over-year operating profit margin:
•Lower third quarter 2023 core sales, the impact of product mix and reduced leverage in the Company’s operational and administrative cost structure - 470 basis points
•Third quarter 2023 costs incurred related to preparation for the separation of the Company's Environmental & Applied Solutions business - 55 basis points
•Third quarter 2023 impairment charges related to a trade name in the Environmental & Applied Solutions segment - 10 basis points
•The incremental dilutive effect in 2023 of acquired businesses - 5 basis points
Operating profit margins decreased 570 basis points from 27.7% during the nine-month period ended September 30, 2022 to 22.0% for the nine-month period end September 29, 2023.
Year-to-date 2023 vs. year-to-date 2022 operating profit margin comparisons were unfavorably impacted by:
•Lower 2023 core sales, the impact of product mix, inventory write-offs and reduced leverage in the Company’s operational and administrative cost structure - 510 basis points
•First nine months of 2023 costs incurred related to preparation for the separation of the Company's Environmental & Applied Solutions business - 45 basis points

•Second quarter 2023 impairment charges related to technology and other assets in the Biotechnology segment and customer relationships in the Environmental & Applied Solutions segments and a third quarter 2023 impairment charge related to a trade name in the Environmental & Applied Solutions segment, net of a second quarter 2022 impairment charge related to technology and customer relationships in the Environmental & Applied Solutions segment - 20 basis points
•The incremental dilutive effect in 2023 of acquired businesses - 10 basis points
Year-to-date 2023 vs. year-to-date 2022 operating profit margin comparisons were favorably impacted by:
•First nine months of 2022 impairments of accounts receivable and inventory as well as accruals for contractual obligations in Russia - 15 basis points
Business Segments
Sales by business segment for each of the periods indicated were as follows ($ in millions):

	Three-Month Period Ended		Nine-Month Period Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Biotechnology	$1,664	$2,053	$5,413	$6,535
Life Sciences	1,706	1,723	5,211	5,090
Diagnostics	2,254	2,679	6,861	7,884
Environmental & Applied Solutions	1,249	1,208	3,712	3,593
Total	$6,873	$7,663	$21,197	$23,102
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
Biotechnology Selected Financial Data

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Sales	$1,664	$2,053	$5,413	$6,535
Operating profit	417	691	1,493	2,315
Depreciation	40	40	119	127
Amortization of intangible assets	214	197	649	616
Operating profit as a % of sales	25.1%	33.7%	27.6%	35.4%
Depreciation as a % of sales	2.4%	1.9%	2.2%	1.9%
Amortization as a % of sales	12.9%	9.6%	12.0%	9.4%
Sales (Decline) Growth and Core Sales (Decline) Growth

	% Change Three-Month Period Ended September 29, 2023 vs. Comparable 2022 Period	% Change Nine-Month Period Ended September 29, 2023 vs. Comparable 2022 Period
Total sales (decline) growth (GAAP)	(19.0)%	(17.0)%
Impact of:
Acquisitions/divestitures	(0.5)%	—%
Currency exchange rates	(1.5)%	0.5%
Core sales (decline) growth (non-GAAP)	(21.0)%	(16.5)%

Price increases in the segment contributed 5.0% and 4.0% to sales growth on a year-over-year basis during the three and nine-month periods ended September 29, 2023, respectively, and are reflected as a component of core sales decline above.
Total segment sales decreased 19.0% and 17.0% during the three and nine-month periods, respectively, led by decreased core sales in both periods resulting from the factors discussed below, particularly lower year-over-year sales related to COVID-19 and lower core sales in the bioprocessing business. The impact of acquisitions and changes in currency exchange rates increased sales in the three-month period, while the impact of changes in currency exchange rates decreased sales in the nine-month period. In both periods, total segment core sales decreased in North America, China and Western Europe. Core sales in the bioprocessing business decreased year-over-year during both the three and nine-month periods primarily due to lower end-customer demand for COVID-19 related therapeutics and vaccines and the reduction of customer inventory levels. Bioprocessing business core sales decreased more than 20% in the three-month period and decreased approximately 45% in China in the same period. Core sales in the discovery and medical business decreased year-over-year during both the three and nine-month periods due to lower demand for lab filtration, medical and diagnostics and genomics product lines, partially offset by increased demand for protein research products. Additionally, the Company believes that the tightening credit environment also contributed to a reduction in year-over-year demand from emerging biotechnology companies during both periods as these customers continued to preserve capital. The Company expects the impact of reduced demand and reduction of customer inventory levels to continue at least through the remainder of the year.
Operating Profit Performance
Operating profit margins decreased 860 basis points during the three-month period ended September 29, 2023 as compared to the comparable period of 2022.
Third quarter 2023 vs. third quarter 2022 operating profit margin comparisons were unfavorably impacted by:
•Lower third quarter 2023 core sales, the impact of product mix, higher amortization expense and reduced leverage in the Company’s operational and administrative cost structure - 865 basis points
Third quarter 2023 vs. third quarter 2022 operating profit margin comparisons were favorably impacted by:
•Incremental accretive effect in 2023 of acquired businesses - 5 basis points
Operating profit margins decreased 780 basis points during the nine-month period ended September 29, 2023 as compared to the comparable period of 2022.
Year-to-date 2023 vs. year-to-date 2022 operating profit margin comparisons were unfavorably impacted by:
•Lower 2023 core sales, the impact of product mix, inventory write-offs, higher amortization expense and reduced leverage in the Company’s operational and administrative cost structure - 710 basis points
•Second quarter 2023 impairment charges related to technology and other assets - 80 basis points
•Incremental dilutive effect in 2023 of acquired businesses - 10 basis points
Year-to-date 2023 vs. year-to-date 2022 operating profit margin comparisons were favorably impacted by:
•First nine months of 2022 impairments of accounts receivable and inventory in Russia - 20 basis points
Amortization of intangible assets as a percentage of sales increased during both the three and nine-month periods ended September 29, 2023 as compared with 2022, primarily as a result of the decrease in sales and to a lesser extent increased year-over year amortization from the change of a trade name from indefinite-lived to definite-lived.
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

Life Sciences Selected Financial Data

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Sales	$1,706	$1,723	$5,211	$5,090
Operating profit	313	354	974	1,022
Depreciation	31	29	92	84
Amortization of intangible assets	104	103	313	315
Operating profit as a % of sales	18.3%	20.5%	18.7%	20.1%
Depreciation as a % of sales	1.8%	1.7%	1.8%	1.7%
Amortization as a % of sales	6.1%	6.0%	6.0%	6.2%
Sales Growth and Core Sales Growth

	% Change Three-Month Period Ended September 29, 2023 vs. Comparable 2022 Period	% Change Nine-Month Period Ended September 29, 2023 vs. Comparable 2022 Period
Total sales growth (GAAP)	(1.0)%	2.5%
Impact of:
Acquisitions/divestitures	(1.0)%	(1.0)%
Currency exchange rates	(0.5)%	1.0%
Core sales growth (non-GAAP)	(2.5)%	2.5%
Price increases in the segment contributed 4.0% to sales growth on a year-over-year basis during both the three and nine-month periods ended September 29, 2023 and are reflected as a component of core sales growth.
Total segment sales decreased 1.0% during the three-month period and increased 2.5% during the nine-month period. Total segment core sales decreased year-over-year in the three-month period as a result of the decline in COVID-19 related sales and weakness at pharma and biopharma customers, partially offset by the impact of acquisitions and currency exchange rates. Total segment core sales increased year-over-year in the nine-month period as a result of increased demand in the life science research, academic and applied end-markets and the impact of acquisitions, partially offset by the decline in COVID-19 related sales, weakness at pharma and biopharma customers and the impact of currency exchange rates. Geographically, overall segment core sales decreased in the three-month period in North America and to a lesser extent, China, partially offset by Western Europe. Core sales increased in the nine-month period in Western Europe and China, partially offset by declines in North America. In the three-month period, the decrease in core sales was driven by the flow cytometry, genomics, lab automation, centrifugation, particle counting and characterization business due to reduced demand across most product lines and in the genomics medicine business from reduced demand in next generation sequencing and basic research. These declines were partially offset by increased core sales in the industrial filtration business. In the nine-month period, the increase in core sales was driven by the industrial filtration business, the mass spectrometry business and the microscopy business. These increases were partially offset by lower core sales in the genomics medicine business as a result of reduced demand for COVID-19 related products and to a lesser extent from reduced demand in next generation sequencing and basic research, net of increased demand for plasmids, proteins and gene writing and editing solutions.
Operating Profit Performance
Operating profit margins decreased 220 basis points during the three-month period ended September 29, 2023 as compared to the comparable period of 2022. The following factors unfavorably impacted year-over-year operating profit margin:
•Lower third quarter 2023 core sales, the impact of product mix and reduced leverage in the Company’s operational and administrative cost structure - 195 basis points
•The incremental dilutive effect in 2023 of acquired businesses - 25 basis points
Operating profit margins decreased 140 basis points during the nine-month period ended September 29, 2023 as compared to the comparable period of 2022.

Year-to-date 2023 vs. year-to-date 2022 operating profit margin comparisons were unfavorably impacted by:
•The impact of product mix and reduced leverage in the Company’s operational and administrative cost structure, net of higher 2023 core sales - 155 basis points
•The incremental dilutive effect in 2023 of acquired businesses - 35 basis points
Year-to-date 2023 vs. year-to-date 2022 operating profit margin comparisons were favorably impacted by:
•First nine months of 2022 impairments of accounts receivable and inventory as well as accruals for contractual obligations in Russia - 50 basis points
DIAGNOSTICS
The Diagnostics segment offers clinical instruments, reagents, consumables, software and services that hospitals, physicians’ offices, reference laboratories and other critical care settings use to diagnose disease and make treatment decisions.
Diagnostics Selected Financial Data

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Sales	$2,254	$2,679	$6,861	$7,884
Operating profit	539	761	1,640	2,447
Depreciation	93	98	282	290
Amortization of intangible assets	49	50	149	151
Operating profit as a % of sales	23.9%	28.4%	23.9%	31.0%
Depreciation as a % of sales	4.1%	3.7%	4.1%	3.7%
Amortization as a % of sales	2.2%	1.9%	2.2%	1.9%
Sales (Decline) Growth and Core Sales (Decline) Growth

	% Change Three-Month Period Ended September 29, 2023 vs. Comparable 2022 Period	% Change Nine-Month Period Ended September 29, 2023 vs. Comparable 2022 Period
Total sales (decline) growth (GAAP)	(16.0)%	(13.0)%
Impact of:
Currency exchange rates	0.5%	1.5%
Core sales (decline) growth (non-GAAP)	(15.5)%	(11.5)%
Price increases in the segment contributed 1.0% to sales growth on a year-over-year basis during both the three and nine-month periods ended September 29, 2023 and are reflected as a component of core sales decline.
Total segment sales decreased 16.0% and 13.0% during the three and nine-month periods, respectively, primarily as a result of decreased core sales resulting from the factors discussed below, particularly lower year-over-year core sales of molecular diagnostics tests for COVID-19, and to a lesser extent due to the impact of changes in currency exchange rates. In both periods, overall segment core sales declines were driven primarily by year-over-year declines in North America, and to a lesser extent in Western Europe. During both the three and nine-month periods, core sales in the molecular diagnostics business decreased on a year-over-year basis as the business experienced declines in sales of diagnostic test solutions for COVID-19, partially offset by increased sales of non-respiratory disease tests, which increased over 20% in the three-month period. Core sales in the segment’s clinical diagnostics businesses grew on a year-over-year basis in both the three and nine-month periods, led by the clinical lab business in North America, and to a lesser extent, the acute care and pathology businesses.
Operating Profit Performance
Operating profit margins decreased 450 basis points during the three-month period ended September 29, 2023 as compared to the comparable period of 2022. The following factors unfavorably impacted year-over-year operating profit margin:
•Lower third quarter 2023 core sales, the impact of product mix and reduced leverage in the Company’s operational and administrative cost structure - 445 basis points

•The incremental dilutive effect in 2023 of acquired businesses - 5 basis points
Operating profit margins decreased 710 basis points during the nine-month period ended September 29, 2023 as compared to the comparable period of 2022.
Year-to-date 2023 vs. year-to-date 2022 operating profit margin comparisons were unfavorably impacted by:
•Lower 2023 core sales, the impact of product mix and reduced leverage in the Company’s operational and administrative cost structure - 710 basis points
•The incremental dilutive effect in 2023 of acquired businesses - 5 basis points
Year-to-date 2023 vs. year-to-date 2022 operating profit margin comparisons were favorably impacted by:
•First nine months of 2022 impairments of accounts receivable and inventory as well as accruals for contractual obligations in Russia - 5 basis points
Depreciation and amortization increased as a percentage of sales during both the three and nine-month periods ended September 29, 2023, primarily as a result of the decrease in sales.
ENVIRONMENTAL & APPLIED SOLUTIONS
The businesses that comprised Danaher’s Environmental & Applied Solutions segment prior to the Separation are a provider of essential technology solutions, unified under a common purpose of Safeguarding the World’s Most Vital ResourcesTM, to support customers to address large global challenges including environmental resource sustainability, water scarcity, management of severe weather events, food and pharmaceutical security and the impact of an aging workforce.
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
Effective as of September 30, 2023, the first day of the Company’s fourth quarter of 2023, the Company completed the separation of its former Environmental & Applied Solutions business to Veralto.
Environmental & Applied Solutions Selected Financial Data

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Sales	$1,249	$1,208	$3,712	$3,593
Operating profit	286	286	887	829
Depreciation	9	10	29	31
Amortization of intangible assets	12	11	36	38
Operating profit as a % of sales	22.9%	23.7%	23.9%	23.1%
Depreciation as a % of sales	0.7%	0.8%	0.8%	0.9%
Amortization as a % of sales	1.0%	0.9%	1.0%	1.1%

Sales Growth and Core Sales Growth

	% Change Three-Month Period Ended September 29, 2023 vs. Comparable 2022 Period	% Change Nine-Month Period Ended September 29, 2023 vs. Comparable 2022 Period
Total sales growth (GAAP)	3.5%	3.5%
Impact of:
Acquisitions/divestitures	(0.5)%	(0.5)%
Currency exchange rates	(2.0)%	—%
Core sales growth (non-GAAP)	1.0%	3.0%
Price increases in the segment contributed 3.5% and 4.5% to sales growth on a year-over-year basis during the three and nine-month periods ended September 29, 2023, respectively, and are reflected as a component of core sales growth.
Total segment sales increased 3.5% during both the three and nine-month periods. In the three-month period, the increase was a result of core sales growth driven by the factors discussed below, changes in currency exchange rates and acquisitions. In the nine-month period, the increase was primarily as a result of core sales growth driven by the factors discussed below, and to a lesser extent acquisitions.
Core sales in the segment’s water quality businesses increased at a low-single and mid-single digit rate during the three and nine-month periods ended September 29, 2023, respectively, compared to the comparable periods of 2022. The increase in core sales in the three-month period was driven primarily by the chemical treatment solutions and ultraviolet water disinfection product lines. The increase in core sales in the nine-month period was driven primarily by the analytical instrumentation product line, and to a lesser extent by the chemical treatment solutions product line. Geographically, the increase in core sales in both periods was led primarily by North America, and to a lesser extent by Western Europe, partially offset by China. Core sales in the business’ chemical treatment solutions product line increased year-over-year during both the three and nine-month periods as a result of increased core sales across most major end-markets. Core sales in the business’ ultraviolet water disinfection product line increased year-over-year during the three-month period, driven by demand in the municipal and residential end-markets. Year-over-year core sales in the analytical instrumentation product line increased in the nine-month period driven by the industrial and municipal end-markets in the developed markets, partially offset by lower demand in China.
Core sales in the segment’s product identification businesses decreased at a low-single digit rate during both the three and nine-month periods ended September 29, 2023 compared to the comparable periods of 2022. The decrease in core sales was primarily driven by the packaging and color solutions business in the three-month period and both the marking and coding business and the packaging and color solutions business in the nine-month period. Geographically, the decrease in core sales in the three-month period was led primarily by China and North America, partially offset by Latin America, and in the nine-month period was led by North America and China, partially offset by Latin America and Western Europe. For the packaging and color solutions business, core sales decreased in both the three and nine-month periods primarily driven by reduced capital spending across the consumer packaged goods and industrial end-markets. Core sales in the marking and coding business was essentially flat in the three-month period and decreased during the nine-month period driven by lower demand in the consumer packaged goods and industrial end-markets.
Operating Profit Performance
Operating profit margins decreased 80 basis points during the three-month period ended September 29, 2023 as compared to the comparable period of 2022.
Third quarter 2023 vs. third quarter 2022 operating profit margin comparisons were unfavorably impacted by:
•Third quarter 2023 impairment charges related to a trade name - 50 basis points
•The reduced leverage in the Company’s operational and administrative cost structure, net of higher third quarter 2023 core sales and the impact of product mix - 40 basis points
Third quarter 2023 vs. third quarter 2022 operating profit margin comparisons were favorably impacted by:
•The incremental net accretive effect in 2023 of acquired businesses - 10 basis points
Operating profit margins increased 80 basis points during the nine-month period ended September 29, 2023 as compared to the comparable period of 2022.

Year-to-date 2023 vs. year-to-date 2022 operating profit margin comparisons were favorably impacted by:
•Higher 2023 core sales, net of the impact of product mix - 75 basis points
•The incremental net accretive effect in 2023 of acquired businesses - 10 basis points
Year-to-date 2023 vs. year-to-date 2022 operating profit margin comparisons were unfavorably impacted by:
•Second quarter 2023 impairment charges related to customer relationships and third quarter 2023 impairment charges related to a trade name, net of a second quarter 2022 impairment charge related to technology and customer relationships - 5 basis points

COST OF SALES AND GROSS PROFIT

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Sales	$6,873	$7,663	$21,197	$23,102
Cost of sales	(2,873)	(3,079)	(8,786)	(9,092)
Gross profit	$4,000	$4,584	$12,411	$14,010
Gross profit margin	58.2%	59.8%	58.6%	60.6%
Cost of sales decreased year-over-year during both the three and nine-month periods ended September 29, 2023 as compared to the comparable periods in 2022, primarily due to lower year-over-year sales volumes, partially offset in the nine-month period by costs associated with restructuring and continuing productivity initiatives and $87 million of charges incurred in the second quarter of 2023, primarily related to excess inventory in the Biotechnology segment, due to reduced demand. In the first quarter of 2022, the Company incurred inventory charges related to the reduction of business activities in Russia.
Year-over-year gross profit margins decreased during both the three and nine-month periods ended September 29, 2023 as compared to the comparable periods in 2022 due primarily to lower core sales and the impact of product mix in both periods. Year-over-year gross profit margin for the nine-month period was unfavorably impacted by costs associated with restructuring and continuing productivity initiatives and the $87 million of charges in the second quarter of 2023 referenced in the preceding paragraph, net of an inventory charge taken during the first quarter of 2022 related to reduction of business activities in Russia.

OPERATING EXPENSES

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Sales	$6,873	$7,663	$21,197	$23,102
Selling, general and administrative (“SG&A”) expenses	2,145	2,149	6,486	6,326
Research and development (“R&D”) expenses	417	420	1,264	1,292
SG&A as a % of sales	31.2%	28.0%	30.6%	27.4%
R&D as a % of sales	6.1%	5.5%	6.0%	5.6%
SG&A expenses as a percentage of sales increased for both the three and nine-month periods ended September 29, 2023 as compared to the comparable periods in 2022, driven by the impact of decreased leverage of the Company’s general and administrative cost base, including amortization expense, resulting from lower 2023 sales. Costs incurred related to preparation for the separation of the Company’s Environmental & Applied Solutions business of $36 million and $101 million for the three and nine-month periods ended September 29, 2023, respectively, and impairment charges totaling $6 million and $40 million in the three and nine-month periods ended September 29, 2023, respectively, also negatively impacted SG&A expenses as a percentage of sales. These impairment charges consisted of $6 million in the three-month period in the Environmental & Applied Solutions segment related to a trade name, $28 million in the nine-month period in the Biotechnology segment related to technology and other assets, and $12 million in the nine-month period in the Environmental & Applied Solutions segment related to customer relationships and a trade name, net of a $9 million second quarter 2022 impairment charge related to technology and customer relationships in the Environmental & Applied Solutions segment. Increased labor costs also contributed to the year-over-year increase in SG&A expenses for the three and nine-month periods. Costs associated with restructuring and continuing productivity initiatives decreased year-over-year for the three-month period and increased year-over year for the nine-month period. For the nine-month period, these increases were partially offset by the impact of a charge related to impairments of certain accounts receivable and accrual of contractual obligations incurred in Russia during the first quarter of 2022.

R&D expenses (consisting principally of internal and contract engineering personnel costs) as a percentage of sales increased during both the three and nine-month periods ended September 29, 2023 as compared to the comparable periods of 2022, primarily due to the year-over-year sales decline and to a lesser extent the timing of new product development initiatives.

OTHER INCOME (EXPENSE), NET
For a description of the Company’s other income (expense), net during the three and nine-month periods ended September 29, 2023 and September 30, 2022, refer to Note 8 to the accompanying Consolidated Condensed Financial Statements.

INTEREST COSTS AND FINANCING
For a discussion of the Company’s outstanding indebtedness, refer to Note 11 to the accompanying Consolidated Condensed Financial Statements.
Interest expense of $73 million and $208 million for the three and nine-month periods ended September 29, 2023, respectively, was $31 million higher and $61 million higher than the comparable periods of 2022, due primarily to higher balances and higher average interest rates on the Company’s outstanding euro-denominated commercial paper borrowings in the three and nine-month periods in 2023 versus the comparable periods of 2022.
Interest income of $79 million and $186 million for the three and nine-month periods ended September 29, 2023, respectively, was $70 million higher and $174 million higher than the comparable periods of 2022, due primarily to higher average interest rates and higher average cash balances in 2023 compared to 2022.

INCOME TAXES
The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended		Nine-Month Period Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Effective tax rate	19.2%	18.6%	19.7%	18.4%
The Company operates globally, including in certain jurisdictions with lower tax rates than the U.S. federal statutory rate. Therefore, the impact of operating in such jurisdictions contributes to a lower effective tax rate compared to the U.S. federal statutory tax rate.
The effective tax rate for the three-month period ended September 29, 2023 differs from the U.S. federal statutory rate of 21.0% due to the geographic mix of earnings described above. Discrete tax benefits from excess tax benefits from stock-based compensation were offset by charges related to tax costs related to the separation of the Environmental & Applied Solutions business and changes in estimates associated with prior period uncertain tax positions.
The effective tax rate for the nine-month period ended September 29, 2023 differs from the U.S. federal statutory rate of 21.0% principally due to the geographic mix of earnings described above, partially offset by net discrete tax charges of $13 million. Net discrete tax charges related primarily to tax costs related to the separation of the Environmental & Applied Solutions business, tax costs related to legal and operational actions taken to realign certain businesses and changes in estimates associated with prior period uncertain tax positions, partially offset by excess tax benefits from stock-based compensation and interest on prior year tax refunds. The net discrete charges increased the effective tax rate by 0.3% for the nine-month period ended September 29, 2023.
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
The Company (including its subsidiaries) conducts business globally, and files numerous consolidated and separate income tax returns in federal, state and foreign jurisdictions. In addition to the Company’s significant presence in the U.S., the Company also has a significant presence in China, Denmark, Germany, Singapore, Sweden, Switzerland and the

United Kingdom (“UK”). Excluding these jurisdictions, the Company believes that a change in the statutory tax rate of any individual foreign country would not have a material impact on the Company’s financial statements given the geographical dispersion of the Company’s taxable income.
The Company and its subsidiaries are routinely examined by various domestic and international taxing authorities. The U.S. Internal Revenue Service (“IRS”) has completed the examinations of substantially all of the Company’s federal income tax returns through 2015 and is currently examining certain of the Company’s federal income tax returns for 2016 through 2021. In addition, the Company has subsidiaries in Belgium, Canada, China, Denmark, France, Germany, India, Italy, Japan, Korea, Switzerland, the UK and various other countries, states and provinces that are currently under audit for years ranging from 2004 through 2022.
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
As a result of the completion of the Separation in the fourth quarter of 2023, the Company expects its effective tax rate for the remainder of 2023 to be approximately 18.5% based on its projected mix of earnings. The Company’s effective tax rate could vary as a result of many factors, including but not limited to the following:
•The expected rate for the remainder of 2023 includes the anticipated discrete income tax benefits from excess tax deductions related to the Company’s stock compensation programs, which are reflected as a reduction in tax expense, though the actual benefits (if any) will depend on the Company’s stock price and stock option exercise patterns.
•The actual mix of earnings by jurisdiction could fluctuate from the Company’s projection, including as a result of the separation of the Environmental & Applied Solutions business.
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

COMPREHENSIVE INCOME
In 2023, comprehensive income increased $283 million and $448 million for the three and nine-month periods ended September 29, 2023, respectively, as compared to the comparable periods of 2022. For the three-month period, the increase in comprehensive income was primarily driven by decreased losses from foreign currency translation adjustments, partially offset by lower net earnings. For the nine-month period, the increase in comprehensive income was primarily driven by lower losses from foreign currency translation adjustments, partially offset by lower net earnings and increased losses from cash flow hedge adjustments. The Company recorded foreign currency translation losses of $303 million for the three-month period ended September 29, 2023 compared to losses of approximately $1.0 billion for the three-month period ended September 30, 2022. The Company recorded foreign currency translation losses of $982 million and approximately $2.8 billion for the nine-month periods ended September 29, 2023 and September 30, 2022, respectively. The foreign currency translation losses were primarily driven by the change in the exchange rates between the U.S. dollar and the Swedish krona in both periods, as well as the euro during the three-month period and the Chinese renminbi in the nine-month period. Foreign currency translation adjustments reflect the gain or loss resulting from the impact of the change in currency exchange rates on the Company’s foreign operations as they are translated to the Company’s reporting currency, the U.S. dollar. The Company recorded losses of $81 million and $106 million from cash flow hedge adjustments related to the Company’s cross-currency swap derivative contracts for the three and nine-month periods ended September 29, 2023, respectively, as compared to losses of $77 million and $31 million for the comparable periods of 2022.

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
Overview of Cash Flows and Liquidity
Following is an overview of the Company’s cash flows and liquidity ($ in millions):

	Nine-Month Period Ended
($ in millions)	September 29, 2023	September 30, 2022
Total operating cash provided by operations	$5,545	$5,978

Cash paid for acquisitions	$—	$(304)
Payments for additions to property, plant and equipment	(981)	(823)
Proceeds from sales of property, plant and equipment	8	9
Payments for purchases of investments	(152)	(354)
Proceeds from sales of investments	33	18
All other investing activities	28	36
Total cash used in investing activities	$(1,064)	$(1,418)

Proceeds from the issuance of common stock in connection with stock-based compensation, net	$51	$15
Payment of dividends	(621)	(615)
Net proceeds from borrowings (maturities longer than 90 days)	2,605	—
Net repayments of borrowings (maturities of 90 days or less)	(9)	(719)
Net repayments of borrowings (maturities longer than 90 days)	—	(265)
All other financing activities	(53)	(80)
Total cash provided by (used in) financing activities	$1,973	$(1,664)
•Operating cash flows decreased $433 million, or 7%, during the nine-month period ended September 29, 2023 as compared to the comparable period of 2022, due to lower net earnings (after excluding in both periods charges for depreciation, amortization, stock compensation and unrealized investment gains/losses) in the 2023 period compared to the 2022 period and lower cash used in aggregate for accounts receivables, inventories, trade accounts payable and prepaid and accrued expenses, including deferred taxes, in 2023 compared to the prior year.
•In September 2023, Veralto received approximately $2.6 billion of cash proceeds from the issuance of debt (refer to Note 11 of the accompanying Consolidated Condensed Financial Statements), of which approximately $2.6 billion was distributed to the Company as partial consideration for the contribution to Veralto of the businesses comprising the Company’s former Environmental & Applied Solutions segment. The Company intends to use a portion of the cash distribution proceeds it received from Veralto to meet upcoming commercial paper and bond maturities and to use the balance of the proceeds to partially fund certain of the Company’s regular, quarterly cash dividends to shareholders.

•Net cash used in investing activities in the 2023 period consisted primarily of capital expenditures and investments and decreased year-over-year largely as a result of lower cash paid for acquisitions and investments in the 2023 period compared to 2022.
•As of September 29, 2023, the Company held approximately $12.3 billion of cash and cash equivalents.
Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, restructuring activities and productivity improvement initiatives, pension funding and other items impact reported cash flows.
Operating cash flows were approximately $5.5 billion for the first nine months of 2023, a decrease of $433 million, or 7%, as compared to the comparable period of 2022. The year-over-year change in operating cash flows from 2022 to 2023 was primarily attributable to the following factors:
•2023 operating cash flows reflected a decrease of approximately $1.3 billion in net earnings for the first nine months of 2023 as compared to the comparable period in 2022.
•Net earnings for the first nine months of 2023 also includes $102 million lower noncash charges for depreciation, intangible asset amortization, stock compensation expense and unrealized investment gains/losses as compared to the comparable period of 2022. Amortization expense primarily relates to the amortization of intangible assets. Depreciation expense relates to the Company’s manufacturing and operating facilities as well as instrumentation leased to customers under operating-type lease (“OTL”) arrangements. Depreciation, amortization and stock compensation are noncash expenses that decrease earnings without a corresponding impact to operating cash flows. Unrealized investment gains/losses impact net earnings without immediately impacting cash flows as the cash flow impact from investments occurs when the invested capital is returned to the Company.
•The aggregate of trade accounts receivable, inventories and trade accounts payable provided $285 million in operating cash flows during the first nine months of 2023, compared to approximately $1.0 billion of operating cash flows used in the comparable period of 2022. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories and trade accounts payable depends upon how effectively the Company manages the cash conversion cycle, which effectively represents the number of days that elapse from the day it pays for the purchase of raw materials and components to the collection of cash from its customers and can be significantly impacted by the timing of collections and payments in a period.
•The aggregate of prepaid expenses and other assets, deferred income taxes and accrued expenses and other liabilities used $436 million of operating cash flows during the first nine months of 2023, compared to $69 million of operating cash flows used in the comparable period of 2022. The timing of cash payments for various employee-related liabilities, higher income tax payments, realized investment returns, customer funding and changes in accrued expenses drove the majority of this change.
Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures, including instruments leased to customers, cash used for investments and cash proceeds from divestitures of businesses or assets.
Net cash used in investing activities decreased $354 million in the nine-month period ended September 29, 2023 compared to the comparable period of 2022, primarily as a result of a decrease in cash used for the purchase of investments. In the first nine months of 2023 and 2022, the Company invested $152 million and $354 million, respectively, in non-marketable equity securities and partnerships.
Though the relative significance of particular categories of capital investment can change from period to period, capital expenditures are typically made for increasing manufacturing capacity, replacing equipment, the manufacture of instruments that are used in OTL arrangements that certain of the Company’s businesses enter into with customers, supporting new product development and improving IT systems. Capital expenditures increased $158 million on a year-over-year basis for the nine-month period ended September 29, 2023 compared to the comparable period in 2022. For the full year 2023, the Company forecasts capital spending to be approximately $1.5 billion (excluding capital spending during 2023 with respect to the businesses contributed to Veralto in the Separation), driven primarily by continued expenditures to support customer demand.

Financing Activities and Indebtedness
Cash flows relating to financing activities consist of cash flows associated with the issuance and repayments of commercial paper, issuance and repayment of long-term debt, borrowings under committed credit facilities, issuance and repurchases of common stock, issuance of preferred stock and payments of cash dividends to shareholders. Financing activities provided cash of approximately $2.0 billion during the nine-month period ended September 29, 2023 compared to approximately $1.7 billion of cash used in the comparable period of 2022. The year-over-year increase in cash provided by financing activities was due primarily to approximately $2.6 billion of cash proceeds received from Veralto’s debt issuance in September 2023 (which Veralto subsequently distributed to the Company prior to the Separation), partially offset by lower repayments of borrowings in 2023.
For a description of the Company’s outstanding debt as of September 29, 2023 and the Company’s commercial paper programs and credit facility, refer to Note 11 to the accompanying Consolidated Condensed Financial Statements. As of September 29, 2023, the Company was in compliance with all of its respective debt covenants.
As discussed in Note 15 in the accompanying Consolidated Condensed Financial Statements all outstanding shares of the Company’s 4.75% MCPS Series A and 5.00% MCPS Series B were converted to common shares on April 15, 2022 and April 17, 2023, respectively. The Company’s 4.75% MCPS Series A converted to common shares at a rate of 6.6632 common shares per share of preferred stock. The Company’s 5.00% MCPS Series B converted to common shares at a rate of 5.0175 common shares per share of preferred stock.

Stock Repurchase Program
For information regarding the Company’s stock repurchase program, refer to Part II—Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”.

Dividends
Aggregate cash payments for dividends on Company common stock during the nine-month period ended September 29, 2023 were $578 million and aggregate cash payments for dividends on the Company’s MCPS during the nine-month period ended September 29, 2023 were $43 million. The increase in dividend payments on the Company’s common stock over the comparable period of 2022 primarily relates to the increase in the quarterly dividend rate for common stock beginning with respect to the dividend paid in the second quarter of 2023. The decrease in MCPS dividend payments compared to the comparable period of 2022 primarily relates to the conversion of all outstanding shares of the Company’s 4.75% MCPS Series A and the 5.00% MCPS Series B to common shares on April 15, 2022 and April 17, 2023, respectively.
In the third quarter of 2023, the Company declared a regular quarterly dividend of $0.27 per share of Company common stock payable on October 27, 2023 to holders of record as of October 12, 2023.

Cash and Cash Requirements
As of September 29, 2023, the Company held approximately $12.3 billion of cash and cash equivalents that were held on deposit with financial institutions or invested in highly liquid investment-grade debt instruments with a maturity of 90 days or less. Of the cash and cash equivalents, approximately $6.8 billion was held within the United States and approximately $5.5 billion was held outside of the United States. The Company will continue to have cash requirements to support general corporate purposes, which may include working capital needs, capital expenditures, acquisitions (including the Company’s pending acquisition of Abcam) and investments, paying interest and servicing debt, paying taxes and any related interest or penalties, funding its restructuring activities and pension plans as required, paying dividends to shareholders, repurchasing shares of the Company’s common stock and supporting other business needs.
The Company generally intends to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, the Company may also borrow under its commercial paper programs (if available) or borrow under the Company’s Credit Facility, enter into new credit facilities and either borrow directly thereunder or use such credit facilities to backstop additional borrowing capacity under its commercial paper programs (if available) and/or access the capital markets (if available). The Company also may from time to time seek to access the capital markets to take advantage of favorable interest rate environments or other market conditions. With respect to the commercial paper and other notes scheduled to mature during the remainder of 2023, the Company expects to repay the principal amounts when due using available cash, proceeds from new issuances of commercial paper (if available), drawing on its Credit Facility and/or proceeds from other debt issuances. With respect to the pending acquisition of Abcam, Danaher expects to fund the acquisition using cash on hand and proceeds from the issuance of commercial paper.

While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company’s foreign cash could be repatriated to the United States. Following enactment of the Tax Cuts and Jobs Act and the associated Transition Tax, in general, repatriation of cash to the United States can be completed with no incremental U.S. tax; however, repatriation of cash could subject the Company to non-U.S. taxes on distributions. The cash that the Company’s non-U.S. subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. The income taxes, if any, applicable to such earnings including basis differences in our foreign subsidiaries are not readily determinable. As of September 29, 2023, management believes that it has sufficient sources of liquidity to satisfy its cash needs, including its cash needs in the United States.
During 2023, the Company’s cash contribution requirements for its U.S. and non-U.S. defined benefit pension plans are forecasted to be approximately $10 million and $39 million, respectively. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.

CRITICAL ACCOUNTING ESTIMATES
There have been no material changes to the Company’s critical accounting estimates as described in the 2022 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Instruments and Risk Management,” in the Company’s 2022 Annual Report. There were no material changes during the quarter ended September 29, 2023 to this information as reported in the Company’s 2022 Annual Report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the three-month period ended September 29, 2023. On July 16, 2013, the Company’s Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. As of September 29, 2023, approximately 20 million shares remained available for repurchase pursuant to the Repurchase Program. There is no expiration date for the Repurchase Program, and the timing and amount of any future shares repurchased under the program will be determined by members of the Company’s management based on its evaluation of market conditions and other factors. The Repurchase Program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plans) and for other corporate purposes. The Company expects to fund any future stock repurchases using the Company’s available cash balances or proceeds from the issuance of debt.

ITEM 5. OTHER INFORMATION
Director and Officer Trading Arrangements
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

ITEM 6. EXHIBITS
(a)Exhibits:

2.1
Separation and Distribution Agreement, dated as of September 29, 2023, by and between Danaher Corporation and Veralto Corporation (incorporated by reference to Exhibit 2.1 to Danaher Corporation’s Current Report on Form 8-K filed on October 2, 2023)

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

10.1
Employee Matters Agreement, dated as of September 29, 2023, by and between Danaher Corporation and Veralto Corporation (incorporated by reference to Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed on October 2, 2023)

10.2
Tax Matters Agreement, dated as of September 29, 2023, by and between Danaher Corporation and Veralto Corporation (incorporated by reference to Exhibit 10.2 to Danaher Corporation’s Current Report on Form 8-K filed on October 2, 2023)

10.3
Transition Services Agreement, dated as of September 29, 2023, by and between Danaher Corporation and Veralto Corporation (incorporated by reference to Exhibit 10.3 to Danaher Corporation’s Current Report on Form 8-K filed on October 2, 2023)

10.4
Intellectual Property Matters Agreement, dated as of September 29, 2023, by and between Danaher Corporation and Veralto Corporation (incorporated by reference to Exhibit 10.4 to Danaher Corporation’s Current Report on Form 8-K filed on October 2, 2023)

10.5
DBS License Agreement, dated as of September 29, 2023, by and between Danaher Corporation and Veralto Corporation (incorporated by reference to Exhibit 10.5 to Danaher Corporation’s Current Report on Form 8-K filed on October 2, 2023)

10.6
Third Amended and Restated Credit Agreement, dated as of August 11, 2023, among Danaher Corporation, certain of its subsidiaries party thereto, Bank of America, N.A., as Administrative Agent, and the lenders referred to therein (incorporated by reference to Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed on August 15, 2023)

10.7
Credit Agreement, dated as of August 31, 2023, among Veralto Corporation, certain of its subsidiaries party thereto, Bank of America, N.A., as Administrative Agent, and the lenders referred to therein (incorporated by reference to Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed on August 31, 2023)

10.8
Indenture, dated as of September 18, 2023, between Veralto Corporation, as issuer, and Deutsche Bank Trust Company Americas, a New York banking corporation, as trustee (incorporated by reference to Exhibit 4.1 to Danaher Corporation’s Current Report on Form 8-K filed on September 19, 2023)

10.9
Guarantee Agreement, dated as of September 18, 2023, made by Danaher Corporation (incorporated by reference to Exhibit 4.2 to Danaher Corporation’s Current Report on Form 8-K filed on September 19, 2023)

10.10
Indenture, dated as of September 19, 2023, between Veralto Corporation, as issuer, and Deutsche Bank Trust Company Americas, a New York banking corporation, as trustee (incorporated by reference to Exhibit 4.3 to Danaher Corporation’s Current Report on Form 8-K filed on September 19, 2023)

10.11
Guarantee Agreement, dated as of September 19, 2023, made by Danaher Corporation (incorporated by reference to Exhibit 4.4 to Danaher Corporation’s Current Report on Form 8-K filed on September 19, 2023)

10.12	Amendment to Danaher Deferred Compensation Plan

10.13	Amendment to Danaher Executive Deferred Incentive Program

10.14	Amendment to Danaher Excess Contribution Program

10.15	Management Agreement dated September 29, 2023 by and between FJ900, Inc. and Joust Capital II, LLC (1)

10.16	Interchange Agreement dated September 29, 2023 by and between Danaher Corporation and Joust Capital II, LLC

22.1	Subsidiary guarantors and issuers of guaranteed securities and affiliates whose securities collateralize securities of the Registrant

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
(1) In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, FJ900, Inc. (a subsidiary of Danaher) has entered into a management agreement with Stonehavens Global LLC that is substantially identical in all material respects to the form of agreement referenced as Exhibit 10.15, except as to name of the counterparty.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DANAHER CORPORATION

Date:	October 23, 2023	By:	/s/ Matthew R. McGrew
Matthew R. McGrew
Executive Vice President and Chief Financial Officer

Date:	October 23, 2023	By:	/s/ Christopher M. Bouda
Christopher M. Bouda
Vice President and Chief Accounting Officer