Form 10-K
period 2023-12-31
DANAHER CORP /DE/
filed 2024-02-21
CIK 313616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Yes   ☐     No  ☒
As of February 2, 2024, the number of shares of Registrant’s common stock outstanding was 739,701,725. The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2023 was $158.1 billion, based upon the closing price of the Registrant’s common stock as quoted on the New York Stock Exchange on such date.
 ____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the Registrant’s proxy statement for its 2024 annual meeting of shareholders to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end. With the exception of the sections of the 2024 Proxy Statement specifically incorporated herein by reference, the 2024 Proxy Statement is not deemed to be filed as part of this Form 10-K.

In this Annual Report, the terms “Danaher” or the “Company” refer to Danaher Corporation, Danaher Corporation and its consolidated subsidiaries or the consolidated subsidiaries of Danaher Corporation, as the context requires. Unless otherwise indicated, all financial data in this Annual Report refer to continuing operations only.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this Annual Report, in other documents we file with or furnish to the Securities and Exchange Commission (“SEC”), in our press releases, webcasts, conference calls, materials delivered to shareholders and other communications, are “forward-looking statements” within the meaning of the U.S. federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, pricing, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions and the integration thereof, divestitures, spin-offs, split-offs, initial public offerings, other securities offerings or other distributions, strategic opportunities, stock repurchases, dividends and executive compensation and potential executive stock sales or purchases; growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; future regulatory approvals and the timing and conditionality thereof; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; future foreign currency exchange rates and fluctuations in those rates; the potential or anticipated direct or indirect impact of public health crises, climate change, military conflicts or other man-made or natural disasters on our business, results of operations and/or financial condition; general economic and capital markets conditions; the anticipated timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that Danaher intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “should,” “could,” “intend,” “will,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the risks and uncertainties set forth below and under “Item 1A. Risk Factors” in this Annual Report.
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
Below is a summary of material risks and uncertainties we face, which are discussed more fully in “Item 1A. Risk Factors”:
Business and Strategic Risks
•Unanticipated, further declines in demand for our COVID-19 related products, and future global health crises could adversely impact our business and financial statements. Other conditions in the global economy, the particular markets we serve and the financial markets can also adversely affect our business and financial statements.
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
•Economic, political, geopolitical, legal, compliance, social and business factors (including the impact of military conflicts), both in the U.S. and outside the U.S., can negatively affect our business and financial statements.
•Uncertainties with respect to the development, deployment, and use of artificial intelligence in our business and products may result in harm to our business and reputation.
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
•Divestitures or other dispositions could negatively impact our business, and contingent liabilities from businesses that we or our predecessors have previously disposed could adversely affect our business and financial statements. For example, we could incur significant liability if any of the split-off or spin-off transactions we have previously consummated are determined to be a taxable transaction or otherwise pursuant to our indemnification obligations with respect to such transactions.
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
•Our business and financial statements can be adversely affected by foreign currency exchange rates, changes in our tax rates (including as a result of changes in tax laws) or income tax liabilities/assessments, the outcome of tax audits, recognition of impairment charges for our goodwill or other intangible assets, and fluctuations in the cost and availability of commodities.
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

PART I

ITEM 1. BUSINESS
General
Danaher is a global science and technology innovator committed to accelerating the power of science and technology to improve human health. Danaher is comprised of more than 15 operating companies with leadership positions in the biotechnology, life sciences and diagnostics sectors, organized under three segments (Biotechnology, Life Sciences and Diagnostics). United by the DANAHER BUSINESS SYSTEM (“DBS”), our businesses are also typically characterized by a high level of products and services that are sold on a recurring basis, primarily through a direct sales model and to a geographically diverse customer base. Our business’ research and development, manufacturing, sales, distribution, service and administrative facilities are located in more than 50 countries.
Danaher strives to create shareholder value primarily through three strategic priorities:
•strengthening our competitive advantage through consistent application of DBS tools and culture;
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
On September 30, 2023 (the “Distribution Date”), we completed the separation (“the Separation”) of our former Environmental & Applied Solutions business by distributing to Danaher stockholders on a pro rata basis all of the issued and outstanding common stock of Veralto Corporation (“Veralto”). To effect the Separation, Danaher distributed to its stockholders one share of Veralto common stock for every three shares of Danaher common stock outstanding at the close of business on September 13, 2023, the record date for the distribution. In lieu of fractional shares cash was distributed to Danaher stockholders.
DBS is not only the set of business processes and tools our operating companies use on a daily basis in the pursuit of continuous improvement, but also represents our culture, which is guided by the following core values (the “Core Values”):
1.The Best Team Wins
2.Customers Talk, We Listen
3.Kaizen is our Way of Life
4.Innovation Defines our Future
5.We Compete for Shareholders

Underpinned by these five Core Values, the DBS tools are organized into four pillars that are designed to apply to every aspect of our business: Growth, Lean, Leadership and the DBS Fundamentals.
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
Sales in 2023 by geographic destination (geographic destination refers to the geographic area where the final sale to the Company’s unaffiliated customer is made) as a percentage of total 2023 sales were: North America, 42% (including 40% in the United States); Western Europe, 23%; other developed markets, 5%; and high-growth markets, 30%. The Company defines North America as the United States and Canada. The Company defines high-growth markets as developing markets of the world experiencing accelerated growth, over extended periods, in gross domestic product and infrastructure which include Eastern Europe, the Middle East, Africa, Latin America (including Mexico) and Asia (with the exception of Japan, Australia and New Zealand). The Company defines developed markets as all markets of the world that are not high-growth markets.
BIOTECHNOLOGY
The Biotechnology segment includes the bioprocessing and discovery and medical businesses and offers a broad range of equipment, consumables and services that are primarily used by customers to advance and accelerate the research, development, manufacture and delivery of biological medicines. The biotherapeutics that the Company’s solutions support range from replacement therapies such as insulin, vaccines, recombinant proteins and other biologic drugs, to novel cell, gene, mRNA and other nucleic acid therapies. Sales in 2023 for this segment by geographic destination (as a percentage of total 2023 sales) were: North America, 34%; Western Europe, 33%; other developed markets, 5%; and high-growth markets, 28%.
Danaher established the Biotechnology segment, which was previously part of Danaher’s former Life Sciences segment, in 2022. The Biotechnology segment includes the Pall life sciences business, acquired in 2015, and Cytiva, acquired in 2020.
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
LIFE SCIENCES
The Life Sciences segment offers a broad range of instruments, consumables, services and software that are primarily used by customers to study genomics and the basic building blocks of life, including DNA and RNA, nucleic acid, proteins, metabolites and cells, in order to understand the causes of disease, identify new therapies, and test and manufacture new drugs, vaccines and gene editing technologies. Additionally, the segment provides products and consumables used to filter and remove contaminants from a variety of liquids and gases in many end-market applications. Sales in 2023 for this segment by geographic destination (as a percentage of total 2023 sales) were: North America, 42%; Western Europe, 21%; other developed markets, 7%; and high-growth markets, 30%.
Danaher established the life sciences business in 2005 through the acquisition of Leica Microsystems and has expanded the business through numerous subsequent acquisitions, including the acquisitions of AB Sciex and Molecular Devices in 2010, Beckman Coulter in 2011, Pall in 2015, Phenomenex in 2016, IDT in 2018, Aldevron in 2021 and Abcam in 2023.
The Life Sciences segment consists of the following businesses:
Flow Cytometry and Lab Automation Solutions—The business offers workflow instruments and consumables that help researchers analyze genomic, protein and cellular information. Key product areas include sample preparation equipment such as centrifugation and consumables; liquid handling automation instruments and associated consumables; flow cytometry instrumentation and associated antibodies and reagents; particle counting and characterization instrumentation; and genomic sample preparation. Researchers use these products to study biological function in the pursuit of basic research, as well as therapeutic and diagnostic development. Typical users include pharmaceutical and biotechnology companies, universities, medical schools and research institutions and in some cases industrial manufacturers.
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
Protein Consumables—The business, which is a leading supplier in the proteomics market, provides highly validated antibodies, reagents, biomarkers and assays to address targets in biological pathways that are critical for advancing drug discovery, life sciences research, diagnostics and drug discovery. Researchers use these products to study biological pathways critical for scientific research, diagnostics and drug discovery. Typical users of these products include scientists and researchers in academic institutions, research institutes and in pharmaceutical, biotechnology and diagnostics companies.
Industrial Filtration—The filtration, separation and purification technologies business is a leading provider of products used to remove solid, liquid and gaseous contaminants from a variety of liquids and gases in industrial settings, primarily through the sale of filtration consumables and associated hardware. The business’ core materials and technologies can be applied in many ways to solve complex fluid separation challenges and are sold across a wide array of applications. Virtually all of the raw materials, process fluids and waste streams that are found in industry are candidates for multiple stages of filtration, separation and purification. In addition, most of the machines used in complex production processes require filtration to protect sensitive parts from degradation due to contamination. The business’ technologies enhance the quality and efficiency of manufacturing processes and prolong equipment life in applications such as microelectronics, aircraft, oil refineries, power generation turbines, petrochemical plants and food and beverage plants. Within these segments, demand is driven by end-users and original equipment manufacturers (“OEM”) seeking to improve product performance, increase production and efficiency, reduce operating costs, extend the life of their equipment, conserve water and meet environmental regulations. The business also serves the filtration needs of the food and beverage markets, helping customers ensure the quality and safety of their products while lowering operating costs and minimizing waste.
Genomic Medicines—The genomic medicines businesses are leading providers of custom nucleic acid products for the life sciences industry, primarily through the manufacture of custom DNA and RNA oligonucleotides and gene fragments utilizing a proprietary manufacturing ecosystem. The businesses have developed proprietary technologies for genomics applications such as next generation sequencing, CRISPR genome editing, qPCR, and RNA interference. Additionally, the businesses are a leading manufacturer of high-quality plasmid DNA, RNA and proteins. These products are used in the research, development and manufacture of gene and cell therapies, DNA and RNA vaccines and gene editing technologies. Typical users of these products include professionals in the areas of academic and commercial research, agriculture, medical diagnostics, pharmaceutical development, biotechnology companies and research institutions across discovery, clinical and commercial applications.
Customers served by the Life Sciences segment select products based on a number of factors, including product quality and reliability, the product’s capacity to enhance productivity, innovation (particularly productivity and sensitivity improvements), product performance and ergonomics, access to a service and support network and the other factors described under “—Competition.” The businesses in Danaher’s Life Sciences segment market their products and services under key brands including ABCAM, ALDEVRON, BECKMAN COULTER, IDT, LEICA MICROSYSTEMS, MOLECULAR DEVICES, PALL, PHENOMENEX and SCIEX. Manufacturing facilities are located in North America, Europe and Asia. The business sells to customers through direct sales personnel and independent distributors.
DIAGNOSTICS
The Diagnostics segment offers clinical instruments, consumables, software and services that hospitals, physicians’ offices, reference laboratories and other critical care settings use to diagnose disease and make treatment decisions. Sales in 2023 for this segment by geographic destination (as a percentage of total 2023 sales) were: North America, 47%; Western Europe, 16%; other developed markets, 5%; and high-growth markets, 32%.
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
Molecular Diagnostics—The molecular diagnostics business is a leading provider of biomedical testing instruments, systems, software and related consumables that enable DNA-based testing for organisms and genetic-based diseases in both clinical and non-clinical markets. These products integrate and automate the complicated and time-intensive steps associated with DNA-based testing (including sample preparation and DNA amplification and detection) to allow the testing to be performed in both laboratory and non-laboratory environments with minimal training and infrastructure. These products also include systems which commonly test for health care-associated infections, respiratory disease, sexual health and virology.
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
Customers in the diagnostics industry select products based on a number of factors, including product quality and reliability, the scope of tests that can be performed, the accuracy and speed of the product, the product’s ability to enhance productivity, ease of use, total cost of ownership and access to a highly qualified service and support network as well as the other factors described under “—Competition.” The businesses in Danaher’s Diagnostics segment market their products and services under key brands including BECKMAN COULTER, CEPHEID, HEMOCUE, LEICA BIOSYSTEMS, MAMMOTOME and RADIOMETER. Manufacturing facilities are located in North America, Europe, Asia and Australia. The business sells to customers primarily through direct sales personnel and, to a lesser extent, through independent distributors.
************************************

The following discussion includes information common to all of Danaher’s segments.
Materials
The Company’s manufacturing operations employ a wide variety of raw materials, including metallic-based components, electronic components, chemistries, OEM products, plastics and other petroleum-based products. Prices of oil and gas also affect the Company’s costs for freight and utilities and have an indirect impact on the cost of other purchased materials. The Company purchases raw materials from a large number of sources around the world. No single supplier is material, although for some components that require particular specifications or regulatory or other qualifications only a single supplier or a limited number of suppliers can readily provide such components. The Company utilizes a number of techniques to address potential disruption in and other risks relating to its supply chain, including in certain cases the use of safety stock, alternative materials and qualification of multiple supply sources.
During 2023, there were no material effects on the business related to the availability of raw materials. For a further discussion of risks related to the materials and components required for the Company’s operations, refer to “Item 1A. Risk Factors.”
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
Competition
Although the Company’s businesses generally operate in highly competitive markets, the Company’s competitive position cannot be determined accurately in the aggregate or by segment since none of its competitors offer all of the same product and service lines or serve all of the same markets as the Company, or any of its segments, does. Because of the range of the products and services the Company sells and the variety of markets it serves, the Company encounters a wide variety of competitors, including well-established regional competitors, competitors who are more specialized than it is in particular markets, as well as large companies or divisions of large companies with substantial sales, marketing, research and financial capabilities. The Company is facing increased competition in a number of its served markets as a result of the entry of well-resourced companies into certain markets, the entry of competitors based in low-cost manufacturing locations, the development of competitive technologies by early-stage, emerging and other companies and increasing consolidation in particular markets. The number of competitors varies by product and service line. Management believes that the Company has a leadership position in many of the markets it serves. Key competitive factors vary among the Company’s businesses and product and service lines, but include the specific factors noted above with respect to each particular business and typically also include price, quality and safety, performance, delivery speed, application expertise, service and support, technology and innovation, distribution network, breadth of product, service and software offerings and brand name recognition. For a discussion of risks related to competition, refer to “Item 1A. Risk Factors.”
Human Capital
As of December 31, 2023, the Company had approximately 63,000 employees (whom we refer to as “associates”), of whom approximately 24,000 were employed in the North America, 20,000 in Western Europe, 3,000 in other developed markets and 16,000 in high-growth markets. Approximately 61,000 of the Company’s total employees were full-time and 2,000 were part-time employees. Of the United States employees, approximately 250 were hourly-rated, unionized employees. Outside the United States, the Company has government-mandated collective bargaining arrangements and union contracts in certain countries, particularly in Europe where many of the Company’s employees are represented by unions and/or works councils.
Danaher is committed to attracting, developing, engaging and retaining the best people from around the world to sustain and grow our science and technology leadership. As noted above, “Consistently attracting and retaining exceptional talent” is one of our three strategic priorities and “The Best Team Wins” is one of our five Core Values, reflecting the critical role our human capital plays in supporting our strategy. Our human capital strategy spans multiple, key dimensions, including the following:

•Culture and Governance
◦Our culture is rooted in DBS and in our commitment to “Innovation at the Speed of Life.” At its core, DBS reflects a commitment to use process to continuously improve every aspect of our business, and our dedication to improving human life through innovation gives meaning and direction to our continuous improvement.
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
◦DE + I. We seek to continuously improve and sustain a diverse, equitable and inclusive culture free of systemic bias and where all associates feel they belong. We believe a diverse workforce and culture of inclusion is essential to drive innovation, fuel growth and help ensure our technologies and products effectively serve a global customer base. Danaher’s Office of Diversity, Equity + Inclusion is led by our Vice President of Global Diversity, Equity + Inclusion, who is responsible for the execution of Danaher’s DE+I strategy and reports to Danaher’s Senior Vice President of Human Resources. Our DE+I strategy includes a focus on creating DE+I accountability measures; and operationalizing DE+I initiatives, learnings, and programming across our businesses.
We have leveraged DBS with the goal of driving progress on diversity representation and inclusive culture, including by requiring our operating companies as applicable to implement a DE+I Policy Deployment initiative in each of 2021, 2022 and 2023. Policy Deployment is a DBS tool designed to achieve strategic breakthroughs. Our DE+I initiatives focus on broadening our candidate pools, sourcing diverse slates in the hiring process, developing people leaders’ competency in and accountability for DE+I and implementing and sustaining programs (such as our Associate Resource Groups for Women, Black, Latinx, LGBTQ and Asian descent associates and friends/allies) that offer mentorship, support and engagement to help our associates succeed and thrive. As of December 31, 2023, (1) 40% of our total associates were female and females represented 35%, 37% and 41% of our executives/senior leaders, managers and individual contributors, respectively; and (2) 42% of our total U.S. associates were People of Color and People of Color represented 25%, 34% and 44% of our U.S. executives/senior leaders, managers and individual contributors, respectively.
◦In support of our DE+I commitment, we conduct regular pay reviews from a race (in the United States) and gender (globally) perspective that serve to proactively identify and address potential pay differences. Based on our reviews, we have achieved pay equity in the U.S. by gender and by race and ethnicity, and have also achieved base pay equity for women globally.
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
◦Health and Well-Being. The health and well-being of our associates is a critical element of our human capital program. We maintain a global Employee Assistance Program to help ensure a consistent support structure for mental health and well-being across the Company. Key, recent additions to the program include enhanced support with respect to childcare, eldercare and tutoring, among other areas.
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
Government Contracts
Although the substantial majority of the Company’s revenue in 2023 was from customers other than governmental entities, each of Danaher’s segments has agreements relating to the sale of products to government entities. As a result, the Company is subject to various statutes and regulations that apply to companies doing business with governments. For a discussion of risks related to government contracting requirements, refer to “Item 1A. Risk Factors.” No material portion of Danaher’s business is subject to renegotiation of profits or termination of contracts at the election of a government entity.
Regulatory Matters
The Company faces extensive government regulation both within and outside the United States relating to its operations, including the development, manufacture, marketing, sale and distribution of its products and services. The following sections describe certain significant regulations that the Company is subject to. These are not the only regulations that the Company’s businesses must comply with. For a description of the risks related to the regulations that the Company’s businesses are subject to, refer to “Item 1A. Risk Factors.”
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
In the European Union (“EU”), our products are subject to the medical device and in vitro medical device laws of the various member states, which for many years were based on Directives of the European Commission. However, in May 2017, the EU adopted new, formal regulations to replace such Directives; specifically, the EU Medical Device Regulation (the “MDR”) and In Vitro Diagnostic Regulation (the “IVDR”), each of which imposes stricter requirements for the marketing and sale of medical devices and in vitro devices, including in the area of clinical evaluation requirements, quality systems and post-market surveillance. The EU regulations were adopted with staggered transitional periods that have since been updated. In March 2023, the European Commission issued an amended regulation to eliminate the previous “selloff” periods and extend the original transitional compliance dates for both the MDR and IVDR regulations. The amended MDR and IVDR timelines for becoming fully effective are now from May 2026 to December 2028 for MDR devices and May 2026 to May 2028 for IVDR devices, depending on product classifications. Regulatory requirements in the United Kingdom (“UK”) are also changing as a result of Brexit (the UK’s withdrawal from the EU), and regulatory requirements in Switzerland are changing as a result of the country’s withdrawal from its Mutual Recognition Agreement with the EU Commission. Complying with the EU MDR, EU IVDR and the evolving regulatory regimes in the UK and Switzerland requires modifications to our quality management systems, additional resources in certain functions and updates to technical files, among other changes, which has not and is not expected to have a material impact on the Company’s financial results.
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
•Many of our healthcare-related products are purchased by healthcare providers that typically bill various third-party payers, such as governmental healthcare programs (e.g., Medicare, Medicaid and comparable non-U.S. programs), private insurance plans and managed care plans, for the healthcare services provided to their patients. The ability of our customers to obtain appropriate reimbursement for products and services from third-party payers is critical because it affects which products customers purchase and the prices they are willing to pay. As a result, many of our healthcare-related products are subject to regulation regarding quality and cost by the U.S. Department of Health and Human Services (“HHS”), including the Centers for Medicare & Medicaid Services (“CMS”), as well as comparable state and non-U.S. agencies responsible for reimbursement and regulation of healthcare goods and services, including laws and regulations related to kickbacks, false claims, self-referrals and healthcare fraud. Third-party payers are increasingly reducing reimbursements for medical products and services and, in international markets, many countries have instituted price ceilings on specific products and therapies. Price ceilings, decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product typically reduce usage and patient demand for the product.
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
•The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) prohibits knowingly and willfully (1) executing, or attempting to execute, a scheme to defraud any health care benefit program, including private payors, or (2) falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. In addition, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, restricts the use and disclosure of patient identifiable health information, mandates the adoption of standards relating to the privacy and security of patient identifiable health information and requires the reporting of certain security breaches with respect to such information. Similar to the U.S. Federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the healthcare fraud statute implemented under HIPAA or specific intent to violate it in order to have committed a violation.
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
The manner in which the Company’s products and services are sold outside the U.S. differs by business and by region. Most of the Company’s sales in non-U.S. markets are made by its subsidiaries located outside the U.S., though the Company also sells from the U.S. into non-U.S. markets through various representatives and distributors and, in some cases, directly. In countries with low sales volumes, the Company generally sells through representatives and distributors.
Information about the effects of foreign currency fluctuations on the Company’s business is set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) included in this Annual Report. For a discussion of risks related to the Company’s non-U.S. operations and foreign currency exchange, refer to “Item 1A. Risk Factors.”

Sustainability
The Company views sustainability as a fundamental responsibility and a strategic priority. Our sustainability strategy is to help generations of our stakeholders by innovating products that improve lives and our planet, building the best team, and protecting our environment. This strategy aligns with Danaher’s commitment to “Innovation at the Speed of Life,” our Core Values, as well as key UN Sustainable Development Goals (UN SDGs) under the United Nations 2030 Agenda for Sustainable Development. Our sustainability strategy is also informed by and grounded in the feedback we continually solicit from our stakeholders, including our regular sustainability prioritization assessments. Within each of the strategic elements of our sustainability program referenced above, where feasible and appropriate, we seek to quantify our performance and set goals to encourage continuous improvement.
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

ITEM 1A. RISK FACTORS
You should carefully consider the risks and uncertainties described below, together with the information included elsewhere in this Annual Report on Form 10-K and other documents we file with the SEC. We have identified the risks and uncertainties described below, some of which we have experienced and any of which may occur in the future, as material, but they are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies, such as market conditions, economic conditions, geopolitical events, changes in laws, regulations or accounting rules, fluctuations in interest rates, terrorism, wars or conflicts, major health concerns including pandemics, natural disasters or other disruptions of expected business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business and financial statements, including our results of operations, liquidity and financial condition, and our stock price.
Business and Strategic Risks
Unanticipated, further declines in demand for our COVID-19 related products could adversely affect our business and financial statements. Global health crises, pandemics, epidemics or other outbreaks can adversely impact certain elements of our business and our financial statements.
As COVID-19 and the preventive measures related thereto have moderated, demand for the Company’s COVID-19 related products has moderated as well. Further declines in demand for our COVID-19 related products that are unanticipated in timing or magnitude could adversely affect our business and financial statements.
In addition, our global operations expose us to risks associated with public health crises, including epidemics and pandemics such as COVID-19. The global spread of COVID-19 led to unprecedented restrictions on, and disruptions in, business and personal activities, including as a result of preventive and precautionary measures that we, other businesses, our communities and governments undertook to mitigate the spread. Any resurgence of COVID-19 (or the outbreak of any other epidemic or pandemic) or the reinstatement of similar preventive measures in the future could negatively impact the economies and financial markets of the world and our business and financial statements. To the extent we develop and sell products to help address epidemics or pandemics in the future, as such epidemics/pandemics evolve we may experience declines in demand that are unanticipated in timing or magnitude, which could adversely affect our business and financial statements.
Conditions in the global economy, the particular markets we serve and the financial markets can adversely affect our business and financial statements.
Our business is sensitive to general economic conditions, such as the elevated inflation and interest rates experienced in domestic and international markets in 2022 and 2023. Our operational costs, including the cost of energy, materials, labor, distribution and our other operational and facilities costs are subject to market conditions, including inflationary pressures. In addition to inflation and higher interest rates, slower economic growth in the domestic and/or international markets, actual or anticipated default on sovereign debt, volatility in the currency and credit markets, high levels of unemployment or underemployment, labor availability constraints, reduced levels of capital expenditures, changes or anticipation of potential changes in government trade, fiscal, tax and monetary policies (including as a result of upcoming elections in the U.S.), changes in capital requirements for financial institutions, government budget negotiation dynamics, sequestration or government shut-downs, austerity measures and other challenges that affect economies of the world have in the past adversely affected, and may in the future adversely affect, the Company and its distributors, customers and suppliers, including having the effect of:
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
The health care industry and related industries that we serve have undergone, and are in the process of undergoing, significant changes in an effort to reduce (and increase the predictability of) costs, including the following:
•Many of our customers, and the end-users to whom our customers supply products, rely on government funding of and reimbursement for healthcare products and services and research activities. The PPACA, health care austerity measures in other countries and other potential healthcare reform changes and government austerity measures have reduced and may further reduce the amount of government funding or reimbursement available to customers or end-users of our products and services and/or the volume of medical procedures using our products and services. For example, the Protecting Access to Medicare Act of 2014 (“PAMA”) introduced a multi-year pricing program for services payable under the Clinical Laboratory Fee Schedule (“CLFS”) that is designed to bring Medicare allowable amounts in line with the amounts paid by private payors. It is still unclear whether and to what extent these new rates will affect overall pricing and reimbursement for clinical laboratory testing services, but to the extent our customers conclude that Medicare reimbursement for these services is inadequate, it can in turn adversely impact the prices at which we sell our products. In addition, the Inflation Reduction Act of 2022 may subject certain products to government-established pricing, potentially impose rebates and subject manufacturers who fail to adhere to the government’s interpretation of the law to penalties. Other countries, as well as some private payors, also control the price of health care products, directly or indirectly, through reimbursement, payment, pricing or coverage limitations, tying reimbursement to outcomes or (in the case of governmental entities) through compulsory licensing or limiting of intellectual property protections. Global economic uncertainty or deterioration can also adversely impact government funding and reimbursement.
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
In 2023 approximately 60% of our sales from continuing operations were derived from customers outside the U.S. In addition, many of our manufacturing operations, suppliers and employees are located outside the U.S. Since our growth strategy depends in part on our ability to further penetrate markets outside the U.S. and increase the localization of our products and services, we plan to continue to increase our sales and presence outside the U.S., particularly in the high-growth markets. Our non-U.S. business (and particularly our business in high-growth markets) is subject to risks that include:
•public health crises and epidemics, such as COVID-19;
•interruption in the transportation of materials to us and finished goods to our customers;
•increases in materials, energy, labor or other manufacturing-related costs or higher supply chain logistics costs;
•differences in terms of sale, including longer payment terms than are typical in the U.S.;
•local product preferences or requirements;
•changes in a country’s or region’s political, legal, social, compliance, business or economic conditions, such as the devaluation of particular currencies or military conflict;
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
In 2023 we generated approximately 13% of our sales from continuing operations from China. Accordingly, political, economic, legal, compliance, social and business conditions in China generally can adversely influence our business and financial statements. Additionally, China’s government continues to play a significant role in regulating industry development by imposing sector-specific policies, and it maintains control over China’s economic growth through setting monetary policy and determining treatment of particular industries or companies. Further, considerable uncertainty exists regarding the long-term effects of the expansionary monetary and fiscal actions by certain central banks and financial authorities of some of the world’s leading economies. Uncertainty or adverse changes to conditions in China or the policies of China’s government or its laws and regulations can adversely affect the overall economic growth of China, or of the particular industries in which we participate, and can adversely affect our business and financial statements.

Our growth can suffer if the markets into which we sell our products and services decline, do not grow as anticipated or experience cyclicality.
Our growth depends in part on the growth of the markets which we serve, and visibility into our markets can be limited (particularly for markets into which we sell through distribution). Our quarterly sales and profits depend substantially on the volume and timing of orders received during the quarter, which are difficult to forecast. Any decline or lower than expected growth in our served markets can diminish demand for our products and services and adversely affect our business and financial statements. Certain of our businesses operate in industries that have experienced and may experience periodic, cyclical downturns. In addition, in certain of our businesses demand depends on customers’ capital spending budgets, government funding policies and interest rates, and matters of public policy and government budget, fiscal and monetary dynamics as well as product and economic cycles can affect the spending decisions of these entities. Demand for our products and services is also sensitive to changes in customer order patterns, which may be affected by announced price changes, marketing or promotional programs, new product introductions, the timing of industry trade shows and changes in distributor or customer inventory levels due to distributor or customer management thereof or other factors. Any of these factors could adversely affect our business and financial statements in any given period.
Uncertainties with respect to the development, deployment, and use of artificial intelligence in our business and products may result in harm to our business and reputation.
We are in the initial stages of incorporating artificial intelligence (“AI”) into our business activities and our product and service offerings. As with many innovations, AI presents risks and challenges that could adversely impact our business. The development, adoption, and use of AI technologies are still in their early stages and ineffective or inadequate AI development or deployment practices could result in unintended consequences. For example, AI algorithms may be flawed or may be based on datasets that are biased or insufficient. In addition, any disruption or failure in the AI functionality we incorporate into our business activities, products or services could adversely impact our business or result in delays or errors in our offerings. Conversely, any failure to successfully develop and deploy AI in our business activities, products and services could adversely affect our competitiveness (particularly if our competitors successfully deploy AI in their businesses, products and services), and the development and deployment of AI will require additional investment and increase our costs. There also may be real or perceived social harm, unfairness, or other outcomes that undermine public confidence in the use and deployment of AI. Any of the foregoing may result in decreased demand for our products or harm to our business, financial statements or reputation.
The legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, including in the areas of intellectual property, cybersecurity and privacy and data protection. Compliance with new or changing laws, regulations or industry standards relating to AI may impose significant costs and may limit our ability to develop, deploy or use AI technologies. Failure to appropriately respond to this evolving landscape may result in legal liability, regulatory action, or brand and reputational harm.
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
Our ability to grow revenues, earnings and cash flow at or above our historic rates depends in part upon our ability to identify and successfully acquire and integrate businesses at appropriate prices and realize anticipated synergies, and to make appropriate investments that support our long-term strategy. We may not be able to consummate acquisitions at rates similar to the past, which could adversely impact our business. Promising acquisitions and investments are difficult to identify and complete for a number of reasons, including high valuations, competition among prospective buyers or investors, the availability of affordable funding in the capital markets and the need to satisfy applicable closing conditions and obtain applicable antitrust and other regulatory approvals on acceptable terms. For example, antitrust scrutiny by regulatory agencies and changes to regulatory approval processes in the U.S. and non-U.S. jurisdictions may cause approvals to take longer than anticipated to obtain, may not be obtained at all, or may contain burdensome conditions, which may jeopardize, delay or reduce the anticipated benefits of acquisitions to us and could impede the execution of our business strategy. In addition, competition for acquisitions and investments has resulted and may result in higher purchase prices. Changes in accounting or regulatory requirements or instability in the credit markets could also adversely impact our ability to consummate acquisitions and investments.
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
•in connection with acquisitions and joint ventures, we often enter into post-closing financial arrangements such as purchase price adjustments, earn-out obligations and indemnification obligations, which can have unpredictable financial results and/or lead to disputes and litigation;
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
We continually assess the strategic fit of our existing businesses and may divest, spin-off, split-off or otherwise dispose of businesses for strategic, financial or other reasons. Over the last several years, Danaher has separated and disposed of multiple businesses using a combination of sale, spin-off, split-off, initial public offering and other transactions (collectively, the “Dispositions”), including most recently the spin-off of Danaher’s former Environmental & Applied Solutions segment in 2023, now known as Veralto Corporation. The Dispositions and any future, similar transactions pose risks and challenges that could negatively impact our business and financial statements. For example, divestitures or other dispositions can dilute the Company’s earnings per share, have other adverse financial, tax and accounting impacts and distract management, disputes can arise with the new owners of the divested/disposed business, we may not realize some or all of the anticipated benefits from the transaction and the transaction may not yield greater net benefits to Danaher and its shareholders than if it had not occurred. In addition, we have retained responsibility for and/or have agreed to indemnify buyers against some known and unknown contingent liabilities related to a number of businesses we or our predecessors have sold or disposed. The resolution of these contingencies has not had a material effect on our business or financial statements but there can be no assurance that this favorable pattern will continue.
Potential indemnification liabilities pursuant to the Dispositions or similar transactions could adversely affect our business and financial statements.
With respect to each of the Dispositions, we entered into a separation agreement and related agreements to govern the separation and related transactions and the relationship between the respective companies going forward. These agreements provide for specific indemnity and liability obligations of each party that can lead to disputes between us and the respective counterparty. If we are required to indemnify any of the other parties under the circumstances set forth in these agreements, we may be subject to substantial liabilities. In addition, with respect to the liabilities for which the other parties have agreed to indemnify us under these agreements, there can be no assurance that the indemnity rights we have against such other parties will be sufficient to protect us against the full amount of the liabilities, or that such other parties will be able to fully satisfy their respective indemnification obligations. It is also possible that a court could disregard the allocation of assets and liabilities agreed to between Danaher and such other parties and require Danaher to assume responsibility for obligations allocated to such other parties. Each of these risks could negatively affect our business and financial statements.
We could incur significant liability if any of the Dispositions is determined to be a taxable transaction.
We have received opinions from outside tax counsel to the effect that the Dispositions of Fortive Corporation in 2016, Envista Holdings Corporation in 2019 and Veralto Corporation in 2023 each qualifies as a transaction that is described in Sections 355(a) and 368(a)(1)(D) of the Internal Revenue Code. These opinions rely on certain facts, assumptions, representations and undertakings regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not satisfied, our stockholders and we may not be able to rely on the respective opinion of tax counsel and could be subject to significant tax liabilities. Notwithstanding the opinion of tax counsel, the Internal Revenue Service (“IRS”) could determine on audit that any such transactions are taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the respective opinion. If any such transaction is determined to be taxable for U.S. federal income tax purposes, our stockholders that are subject to U.S. federal income tax and we could incur significant U.S. federal income tax liabilities.
Operational Risks
Significant disruptions in, or breaches in security of, our information technology systems or data or violation of data privacy laws can adversely affect our business and financial statements.

We rely on information technology systems, some of which are provided and/or managed by third-parties, to process, transmit and store electronic information (including sensitive data such as confidential business information and personal data relating to employees, customers, other business partners and patients), and to manage or support a variety of critical business processes and activities (such as receiving and fulfilling orders, billing, collecting and making payments, shipping products, providing services and support to customers and fulfilling contractual obligations). In addition, some of our remote monitoring products and services incorporate software and information technology that house personal data and some products or software we sell to customers connect to our systems for maintenance or other purposes. These systems, products and services (including those we acquire through business acquisitions) are susceptible to being damaged, disrupted or shut down due to attacks by computer hackers, computer viruses, ransomware, human error or malfeasance (including by employees), power outages, hardware failures, telecommunication or utility failures, catastrophes, war, conflicts or other unforeseen events, and in any such circumstances our system redundancy and other disaster recovery planning may be ineffective or inadequate. Certain attacks also target hardware, software and information installed, stored or transmitted in our products after such products have been purchased and incorporated into third-party products, facilities or infrastructure. Security breaches of systems provided or enabled by us, regardless of whether the breach is attributable to a vulnerability in our products or services, or security breaches of third-party suppliers we rely on to process, store or transmit electronic information, can result in the misappropriation, destruction or unauthorized disclosure of confidential information or personal data belonging to us or to our employees, partners, customers, patients or suppliers. Like most multinational corporations, our information technology systems and data have been subject to computer viruses, malicious codes, unauthorized access and other cyber-attacks and we expect the sophistication and frequency of such attacks to continue to increase. Unauthorized tampering, adulteration or interference with our products may also adversely affect product functionality and result in loss of data, risk to patient safety and product recalls or field actions. In addition, the rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks. The attacks, breaches, misappropriations and other disruptions and damage described above have the ability to interrupt our operations or the operations of our customers and partners, delay production and shipments, result in theft of our and our customers’ intellectual property and trade secrets, result in disclosure of personal data, damage customer, patient, business partner and employee relationships and our reputation and result in defective products or services, legal claims and proceedings, liability and penalties under privacy and other laws and increased costs for security and remediation, in each case resulting in an adverse effect on our business and financial statements. Our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches. In addition, any businesses that we acquire may further expose us to the risks set forth above.
In addition, our information technology systems require an ongoing commitment of significant resources to maintain and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving legal and regulatory standards, evolving customer expectations, changes in the techniques used to obtain unauthorized access to data and information systems, and the information technology needs associated with our changing products and services. There can be no assurance that we will be able to successfully maintain, enhance and upgrade our systems as necessary to effectively address these requirements. Further, more of our employees work remotely now compared to before the beginning of the COVID-19 pandemic, which exposes us to greater cybersecurity and data privacy risks.
Any inability to maintain reliable information technology systems and appropriate controls with respect to global data privacy and security requirements and prevent data breaches can result in adverse regulatory and business consequences and litigation. As a global organization, we are subject to data privacy and security laws, regulations and customer-imposed controls in numerous jurisdictions as a result of having access to and processing confidential, personal and/or sensitive data in the course of our business. For example, entities that are found to be in violation of HIPAA as the result of a breach of unsecured patient health information, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations. Failure to comply with the requirements of the GDPR and the applicable national data protection laws of the EU member states and other states subject to the GDPR may result in fines of up to €20 million or up to 4% of total worldwide annual turnover for the preceding financial year, whichever is higher, and other administrative penalties. Please see “Item 1. Business—Regulatory Matters” for additional information. Government investigations and enforcement actions can be costly and interrupt the regular operation of our business, and data breaches or violations of data privacy laws can result in civil and criminal, monetary and non-monetary penalties and damage to customer, patient, business partner and employee relationships and to our reputation, any of which may adversely affect our business and financial statements. In addition, compliance with the varying data privacy regulations across the U.S. and around the world has required significant expenditures and may require additional expenditures, and may require further changes in our products or business models that increase competition or reduce revenue.

Defects and unanticipated use or inadequate disclosure with respect to our products or services, or allegations thereof, can adversely affect our business and financial statements.
Manufacturing or design defects or “bugs” in, unanticipated use of, safety or quality issues (or the perception of such issues) with respect to, “off label” use of, or inadequate disclosure of risks relating to the use of products and services that we make or sell (including items that we source from third-parties) can lead to personal injury, death, property damage and/or regulatory violations that can adversely affect our business and financial statements. These events can lead to recalls or safety alerts, result in the removal of a product or service from the market and result in product liability, errors and omissions or similar claims being brought against us. Recalls, removals and product liability and similar claims (regardless of their validity or ultimate outcome) can result in significant costs, as well as negative publicity and damage to our reputation that could reduce demand for our products and services. Our business can also be affected by studies of the utilization, safety and efficacy of medical device products and components that are conducted by industry participants, government agencies and others. Any of the above can result in the discontinuation of marketing of such products in one or more countries and give rise to claims for damages from persons who believe they have been injured as a result of product issues, including claims by individuals or groups seeking to represent a class.
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
Climate change resulting from increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere presents risks to our operations. Physical risk resulting from acute changes (such as hurricane, tornado, wildfire or flooding) or chronic changes (such as droughts, heat waves or sea level changes) in climate patterns can adversely impact our facilities and operations and disrupt our supply chains and distribution systems. Concern over climate change can also result in new or additional legal, regulatory or quasi-regulatory requirements designed to reduce greenhouse gas emissions, mitigate the effects of climate change on the environment (such as taxation of, or caps on the use of, carbon-based energy) and/or increase disclosures with respect thereto. Any such new or additional requirements may increase the costs associated with, or disrupt, sourcing, manufacturing and distribution of our products, which may adversely affect our business and financial statements. In addition, any failure to adequately address regulatory requirements or stakeholder expectations with respect to sustainability matters may result in the loss of business, adverse reputational impacts, diluted market valuations and challenges in attracting and retaining customers and employees. For example, our ability to achieve our current and future sustainability goals is uncertain and remains subject to numerous risks, including evolving regulatory requirements and stakeholder expectations, our ability to recruit, develop and retain a diverse workforce, the availability of suppliers and other business partners that can meet our sustainability expectations, the effects of the organic and inorganic growth of our business, cost considerations and the development and availability of cost-effective technologies or resources that support our goals.
The manufacture of many of our products is a highly exacting and complex process, and if we directly or indirectly encounter problems manufacturing products, our business and financial statements could suffer.
The manufacture of many of our products is a highly exacting and complex process, due in part to strict regulatory requirements. Problems can arise during manufacturing for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials or components, cyber-attacks, natural disasters and environmental factors, and if not discovered before the product is released to market can result in recalls and product liability exposure. Because of the time required to obtain approval of and licenses for certain regulated manufacturing facilities and other stringent regulations of the FDA and similar agencies regarding the manufacture of certain of our products, an alternative manufacturer is not always available on a timely basis to replace such production capacity. Any of these manufacturing problems could result in adverse impacts to our business and financial statements.

Our financial results are subject to fluctuations in the cost and availability of the supplies that we use in, and the labor we need for, our operations.
Prices for and availability of the components, raw materials and other commodities we use in our business, as well as for labor, have fluctuated significantly in recent years. Please see “Item 1. Business-Materials” for additional details. The supply chains for our businesses can be disrupted by inflation, supplier capacity constraints, fluctuations in demand, decreased availability of key raw materials or commodities, legislative or regulatory changes, bankruptcy or exiting of the business for other reasons and external events such as natural disasters, pandemic health issues, war, terrorist actions and governmental actions (such as trade protectionism). In addition, some of our businesses purchase certain requirements from sole or limited source suppliers for reasons of quality assurance, regulatory requirements, cost effectiveness, availability or uniqueness of design. In the event of interruptions in the supply, or increases in the cost, of such supplies, we might not be able to quickly establish or qualify replacement sources of supply. Sustained interruptions in the supply of, or increase in the cost of, key components, raw materials, other commodities and labor can result in production interruptions, delays, extended lead times and inefficiencies and adversely affect our business and financial statements. In addition, due to the highly competitive nature of the industries that we serve, the cost-containment efforts of our customers and the terms of certain contracts we are party to, when supply and labor prices rise we are not always able to pass along cost increases through higher prices for our products. Whenever we are unable to fully recover higher supply and labor costs through price increases or offset these increases through cost reductions, or whenever there is a time delay between the increase in costs and our ability to recover or offset these costs, our margins and profitability can decline and our business and financial statements can be adversely affected.
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
Certain of our businesses sell a significant amount of their products to or through key distributors and other channel partners that have valuable relationships with customers and end-users. Some of these distributors and other partners also sell our competitors’ products or compete with us directly. Adverse developments in the financial condition, performance or purchasing patterns of these distributors and partners, or consolidation, can adversely affect our business and financial statements. The levels of inventory maintained by these parties, and changes in those levels, also impacts our results of operations in any given period.
Our success depends on our ability to recruit, retain and motivate talented employees representing diverse backgrounds, experiences and skill sets.
The market for highly skilled workers and leaders in our industries, particularly in the areas of science and technology, is extremely competitive and expectations from qualified talent in many areas of the labor market have evolved and escalated recently. In addition, in recent years we faced labor availability constraints and labor cost inflation in certain areas of our business. If we are less successful in our recruiting efforts, if we cannot retain and motivate highly skilled workers and key leaders representing diverse backgrounds, experiences and skill sets, or if we experience labor disputes, our business and financial statements may be adversely affected.
Our restructuring actions and other cost reduction efforts can have long-term adverse effects on our business and financial statements.
In the past, we have implemented significant restructuring and other cost reduction activities across our businesses to adjust our cost structure, and we may engage in similar activities in the future. These activities could diminish our resources and competitiveness, and delays or failures in implementing planned restructuring and other cost reduction activities may diminish the expected operational or financial benefits from such actions. Any of the circumstances described above could adversely impact our business and financial statements.

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
Many of the markets we serve are technology-driven, and as a result intellectual property rights play a significant role in product development and differentiation. We own numerous patents, trademarks, copyrights, trade secrets and other intellectual property and licenses to intellectual property owned by others, which in aggregate are important to our business. The intellectual property rights that we obtain, however, are not always sufficiently broad and do not always provide us a significant competitive advantage, and patents may not be issued for pending or future patent applications owned by or licensed to us. In addition, the steps that we and our licensors have taken to maintain and protect our intellectual property do not always prevent it from being challenged, invalidated, circumvented, designed-around or becoming subject to compulsory licensing. In some circumstances, enforcement is not available to us because an infringer has a dominant intellectual property position or for other business reasons. We also rely on nondisclosure and noncompetition agreements with employees, consultants and other parties to protect, in part, trade secrets and other proprietary rights. There can be no assurance that these agreements adequately protect our trade secrets and other proprietary rights and will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information or that third-parties will not otherwise gain access to our trade secrets or other proprietary rights. Our failure to obtain or maintain intellectual property rights that convey competitive advantage and adequately protect our intellectual property; our failure to detect or prevent circumvention or unauthorized use of such property; and the cost of enforcing our intellectual property rights each can adversely impact our business and financial statements.
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
From time to time, we receive notices from third parties alleging intellectual property infringement or misappropriation of third parties’ intellectual property and we cannot be certain that the conduct of our business does not and will not infringe or misappropriate the intellectual property rights of others. Disputes or litigations regarding intellectual property can be costly and time-consuming to defend due to the complexity of many of our technologies and the uncertainty of intellectual property litigation. Our intellectual property portfolio may not be useful in asserting a counterclaim, or negotiating a license, in response to a claim of infringement or misappropriation. In addition, as a result of such claims of infringement or misappropriation, we could lose our rights to critical technology, be unable to license critical technology or sell critical products and services, be required to pay substantial damages or license fees with respect to the infringed rights, be required to license technology or other intellectual property rights from others, be required to cease marketing, manufacturing or using certain products or be required to redesign, re-engineer or re-brand our products at substantial cost, any of which could adversely impact our business and financial statements. Third-party intellectual property rights may also make it more difficult or expensive for us to meet market demand for particular product or design innovations. When we are required to seek licenses under patents or other intellectual property rights of others, we are not always able to acquire these licenses on acceptable terms, if at all. Even if we successfully defend against claims of infringement or misappropriation, we may incur significant costs and diversion of management attention and resources, which could adversely affect our business and financial statements.
The U.S. government has certain rights with respect to incremental production capacity attributable to, and/or the intellectual property we have developed, using government financing. In addition, in times of national emergency the U.S. government could control our allocation of manufacturing capacity.
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
In addition, to optimize availability of needed medical and other products in connection with any pandemic or other national emergency, we may elect or governments may require us or our customers to allocate manufacturing capacity (for example, pursuant to the U.S. Defense Production Act (“DPA”)) in a way that adversely affects our financial condition and results of operations, results in differential treatment of customers and/or adversely affects our reputation and customer relationships. For example, certain of our customers were subject to DPA requirements relating to the production of COVID-19 related products and required certain of our businesses to also comply with these requirements under our supply agreements. Under such circumstances, the levels of demand for our products can exceed our capacity to meet such demand on a timely basis or at all, which can result in negative publicity, competitive disadvantage and legal liability, and may adversely affect our business and financial statements.
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
As of December 31, 2023, we had approximately $18.4 billion in outstanding indebtedness. In addition, we had the ability to incur approximately $4.0 billion of additional indebtedness in direct borrowings or under our outstanding commercial paper facilities based on the amounts available under our credit facilities that were not being used to backstop outstanding commercial paper balances. Our debt level and related debt service obligations can have negative consequences, including (1) requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our debt, which reduces the funds we have available for other purposes such as acquisitions and other investments; (2) reducing our flexibility in planning for or reacting to changes in our business and market conditions; and (3) exposing us to interest rate risk on any variable rate debt we may issue, particularly in light of increases in interest rates. If our credit ratings are downgraded or put on watch for a potential downgrade, we may not be able to sell additional debt securities or borrow money in the amounts, at the times or interest rates or upon the more favorable terms and conditions that might be available if our current credit ratings were maintained.
Our credit facilities and long-term debt obligations also impose certain restrictions on us, including certain restrictions on our ability to incur liens on our assets, and a requirement under our credit facilities to not exceed a specified, consolidated leverage ratio. If we breach any of these restrictions and cannot obtain a waiver from the lenders on favorable terms, subject to applicable cure periods, the outstanding indebtedness (and any other indebtedness with cross-default provisions) could be declared immediately due and payable, which would adversely affect our business and financial statements (including our liquidity). If we add new debt in the future, the risks described above would increase.

We may be required to recognize impairment charges for our goodwill and other intangible assets.
As of December 31, 2023, the net carrying value of our goodwill and other intangible assets totaled approximately $62.4 billion. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of our assets, changes in the structure of our business, divestitures, market capitalization declines, or increases in associated discount rates can impair our goodwill and other intangible assets. In the past, we have recognized impairment charges relating to certain non-goodwill intangible assets, and in the future, we could recognize charges related to the impairment of goodwill or other intangible assets. Any such impairment charges adversely affect our financial statements in the periods recognized.
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
Military conflicts (such as the conflict between Russia and Ukraine and the conflict in Israel and surrounding areas) can adversely affect our business and financial statements.
Military conflicts (such as the conflict between Russia and Ukraine and the conflict in Israel and surrounding areas) can adversely affect our business and financial statements. For example, consequences of the conflict between Russia and Ukraine have included sanctions, embargoes, regional instability, geopolitical shifts and adverse impacts on energy supplies and prices, and such conflict or other conflicts may cause similar adverse effects in the future. In addition to suspending sales prohibited by sanctions, the Company has suspended the shipment of products to Russia with the exception of products for the purposes of diagnosing and treating patients and producing vaccines and therapeutics. Military conflicts also heighten other risks disclosed in this Annual Report, any of which can adversely affect our business and financial statements. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including increased inflation, constraints on the availability of commodities, supply chain disruption and decreased business spending; disruptions to our or our business partners’ global technology infrastructure, including through cyber-attack or cyber-intrusion; adverse changes in international trade policies and relations; claims, litigation and regulatory enforcement; potential retaliatory actions by governments against companies, such as nationalization of foreign businesses; adverse impacts on our ability to implement and execute our business strategy; terrorist activities; our exposure to foreign currency fluctuations; reputational risk; and constraints, volatility, or disruption in the capital markets.
In 2023, Russia, Ukraine and Israel sales combined accounted for less than 1% of the Company’s sales.
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
There can be no assurance that our internal controls and compliance systems, including our Code of Conduct, protect us from acts committed by employees, agents or business partners of ours (or of businesses we acquire or partner with) that violate laws, including the laws governing payments to government officials, bribery, fraud, kickbacks and false claims, pricing, sales and marketing practices, conflicts of interest, competition, employment practices and workplace behavior, export and import compliance, economic and trade sanctions, money laundering and data privacy. In particular, the U.S. Foreign Corrupt Practices Act, the UK Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business, and we operate in many parts of the world that have experienced governmental corruption to some degree. Any such improper actions or allegations of such acts could damage our reputation and subject us to civil or criminal investigations and related shareholder lawsuits, could lead to substantial civil and criminal, monetary and non-monetary penalties and could cause us to incur significant legal and investigatory fees. In addition, the government may seek to hold us liable for violations committed by companies in which we invest or that we acquire. We also rely on our suppliers to adhere to our Supplier Code of Conduct, and violations of such code of conduct could adversely affect our business and financial statements.
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
•We also have agreements to sell products and services to government entities as well as agreements relating to government financing, as discussed above (less than 5% of our 2023 sales were made to the U.S. federal government). The laws governing government contracts differ from the laws governing private contracts; for example, our government contracts are in some cases subject to termination, reduction or modification at the convenience of the government or in the event of changes in government requirements, reductions in federal spending and other factors. Government contracts that have been awarded to us following a bid process can become the subject of a bid protest by a losing bidder, which could result in loss of the contract. We are also subject to investigation and audit for compliance with the requirements governing government contracts.
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
We are subject to or otherwise responsible for a variety of litigation and other legal and regulatory proceedings in the course of our business (or related to the business operations of previously owned entities), including claims or counterclaims for damages arising out of the use of products or services and claims relating to intellectual property matters, employment matters, tax matters, commercial disputes, breach of contract claims, competition and sales and trading practices, environmental matters, personal injury, insurance coverage, securities matters, fiduciary duties and acquisition or divestiture-related matters, as well as regulatory subpoenas, requests for information, investigations and enforcement. We also from time to time become subject to lawsuits as a result of acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, businesses divested by us or our predecessors. The types of claims made in lawsuits include claims for compensatory damages, punitive and consequential damages (and in some cases, treble damages) and/or injunctive relief. The defense of these lawsuits can divert our management’s attention, we from time to time incur significant expenses in defending these lawsuits, and we can be required to pay damage awards or settlements or become subject to equitable remedies that adversely affect our business and financial statements. Moreover, any insurance or indemnification rights that we have may be insufficient or unavailable to protect us against such losses. Because most contingencies are resolved over long periods of time, new developments (including litigation developments, the discovery of new facts, changes in legislation and outcomes of similar cases), changes in assumptions or changes in the Company’s strategy in any given period can require us to adjust the loss contingency estimates that we have recorded in our financial statements, record estimates for liabilities or assets previously not susceptible of reasonable estimates or pay cash settlements or judgments. Any of these developments can adversely affect our business and financial statements in any particular period. There can be no assurance that our liabilities in connection with current and future litigation and other legal and regulatory proceedings will not exceed our estimates or adversely affect our financial statements and business. However, based on our experience, information and applicable law as of the date of this Annual Report, we do not believe that it is reasonably possible that any amounts we may be required to pay in connection with litigation and other legal and regulatory proceedings in excess of our reserves as of December 31, 2023 will have a material effect on our business or financial statements.
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

Certain of our products are medical devices and other products that are subject to regulation by the FDA, by other federal and state governmental agencies, by comparable agencies of other countries and regions, by certain accrediting bodies and by regulations governing hazardous materials and drugs-of-abuse (or the manufacture and sale of products containing any such materials). The global health care regulatory environment has become increasingly stringent and unpredictable. Several countries that did not have regulatory requirements for medical devices have established such requirements in recent years, and other countries have expanded, or plan to expand, their existing regulations. For example, proposed U.S. legislation (i.e., the Verifying Accurate Leading-edge IVCT Development (“VALID”) Act) as well as the FDA’s recently proposed rule to expand the definition of in vitro diagnostics would give the FDA additional authority to actively regulate laboratory-developed tests (i.e., diagnostic assays developed and produced by clinical laboratories). Please see “Item 1. Business—Regulatory Matters” for more information. Failure to meet these requirements can adversely impact our business and financial statements in the applicable geographies.
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
The FDA and other regulatory agencies around the world strictly regulate the promotional claims that may be made about approved or cleared products. In particular, any clearances we may receive only permit us to market our products for the intended uses indicated on the labeling cleared by the FDA. We may request additional label indications for our current products, and the FDA may deny those requests outright, require additional performance or clinical data to support any additional indications or impose limitations on the intended use of any cleared products as a condition of clearance. If the FDA or any other regulator determines that we have marketed our products for off-label use, we can be subject to exclusion from participation in government healthcare programs and the other adverse effects referenced under the risk factors set forth above. Any of these events could significantly harm our business and financial statements.

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
In addition, we from time to time incur costs related to remedial efforts or alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices. We are also from time to time party to personal injury, property damage or other claims brought by private parties alleging injury or damage due to the presence of or exposure to hazardous substances. We can also become subject to additional remedial, compliance or personal injury costs due to future events such as changes in existing laws or regulations, changes in agency direction or enforcement policies, developments in remediation technologies, changes in the conduct of our operations and changes in accounting rules. There can be no assurance that our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our reputation and financial statements or that we will not be subject to additional claims for personal injury or remediation in the future based on our past, present or future business activities. However, based on the information we have as of the date of this Annual Report we do not believe that it is reasonably possible that any amounts we may be required to pay in connection with environmental matters in excess of our reserves as of December 31, 2023, will have a material effect on our business or financial statements.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 1C. CYBERSECURITY
Cybersecurity Strategy and Risk Management
Danaher’s cybersecurity strategy and risk management program focuses on maintaining a secure environment for our data that complies with applicable legal requirements and effectively supports our business objectives and customer needs. Our commitment to cybersecurity emphasizes cultivation of a security-minded culture through education and training, and a programmatic and layered approach to prevention and detection of, and response to, cybersecurity threats. Key elements of our program for assessing, identifying and managing material risks from cybersecurity threats are described below.
We maintain cybersecurity policies that articulate Danaher’s expectations and requirements with respect to topics such as acceptable use of technology and data, data privacy, risk management, education and awareness and event and incident management. We regularly conduct exercises, with the support of outside domain experts, to improve the effectiveness of our processes and we periodically assess our processes against recognized cybersecurity frameworks. Consistent with our position that cybersecurity is the responsibility of every Danaher associate, we regularly educate and share best practices with our associates to raise awareness of cybersecurity threats. Every year, associates in applicable job categories are required to take information security and protection training as part of the Danaher Annual Training Program. We also conduct regular education and training for our associates through cyber-event simulations.
We strive to implement and maintain layered controls designed to prevent and, where necessary, detect and respond to cybersecurity threats. Our physical controls are designed to restrict access to locations that house significant physical information technology assets. Our technical preventive controls include access restrictions and network security technologies. Our notification policies and processes are designed so that notifications and alerts are escalated to the appropriate personnel on a timely basis to support effective review, response and compliance with legal requirements. In addition to event-specific notifications, data is aggregated and compiled on a regular basis to support the identification of trends and effective program review and oversight. We also recognize that Danaher is exposed to cybersecurity risks that affect third parties whom we rely on to process, store or transmit our electronic information. To manage these risks, we maintain technical security controls as well as processes designed to facilitate Danaher’s identification of third-party cybersecurity risks.
Key elements of Danaher’s annual Enterprise Risk Management (“ERM”) program include an inventory and classification of key risk areas and topics; a methodology for scoring risks based on the risk’s probability, severity and velocity of impact, and for trending key risks; and a framework for developing and implementing countermeasures for key risks. Information technology/cybersecurity is one of five topical areas required to be addressed as part of the annual ERM program. IT and cybersecurity risks are required to be scored using the same methodology applied to all other risk categories, which facilitates an evaluation of the significance and prioritization of cyber-related risks relative to wider business risks. In addition, Danaher policy requires the reporting of certain cybersecurity incident data to Danaher’s Risk Committee (comprising senior members of the legal, finance, internal audit and compliance functions) for consideration as part of the ERM process. Members of the Danaher Risk Committee present annually to the Danaher Board of Directors a report on the results of the ERM process, including with respect to information technology and cybersecurity risks. As part of our cybersecurity risk management program, we also maintain cyber insurance in amounts and subject to coverage terms that are typical for companies of our type and size, however, such insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches.
We periodically engage external consultants to assess our cybersecurity program. In addition, management’s annual assessment of the effectiveness of the Company’s internal control over financial reporting assesses the effectiveness of certain controls relating to cybersecurity, and the Company’s independent registered public accounting firm audits the effectiveness of the Company’s internal control over financial reporting.

Cybersecurity Governance and Oversight
At the management level, Danaher’s cybersecurity program is led by the Company’s Chief Information Security Officer (“CISO”), who reports to Danaher’s Chief Information Officer (“CIO”), who in turn reports to Danaher’s Chief Financial Officer. Danaher’s CIO has served as a technology leader for over 25 years, leading cybersecurity, engineering, and operational functions as the CIO for two multi-billion dollar businesses prior to assuming the Danaher CIO role. Danaher’s CISO has served for more than 20 years in various information security roles, including serving as the Chief Information Security Officer of two large, publicly-traded companies prior to joining Danaher. The CISO is supported by the Information Risk Steering Committee (“IRSC”), a management committee comprising senior members of the information technology, legal, privacy, finance, internal audit and communications functions. The IRSC supports the CISO and CIO in overseeing and managing information security risks and in the event of a cybersecurity incident provides oversight and leadership with respect to incident investigation, mitigation and remediation.
At the Board level, Danaher’s Board of Directors has delegated to the Audit Committee of the Board responsibility for oversight of risks relating to cybersecurity, as set forth in the Committee’s charter. Multiple members of Danaher’s Audit Committee have prior work experience overseeing or assessing a cybersecurity function. Danaher’s CISO and CIO update the Audit Committee multiple times per year regarding Danaher’s cybersecurity program, including key program metrics, initiatives and developments. The Audit Committee regularly briefs the full Board on these matters. In addition, in the event of a significant cybersecurity incident, Danaher policy and process requires timely engagement of and consultation with the Audit Committee.
Based on the information we have as of the date of this Annual Report, we do not believe any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect Danaher, including our business strategy, results of operations or financial condition.

ITEM 2. PROPERTIES
As of December 31, 2023, the Company had facilities in over 50 countries, including approximately 184 significant administrative, sales, research and development, manufacturing and distribution facilities. 70 of these facilities are located in the United States in over 20 states and 114 are located outside the United States, primarily in Europe, and to a lesser extent in Asia, Australia, Canada and South America. Refer to the Consolidated Financial Statements included in this Annual Report for additional information with respect to the Company’s lease commitments.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Set forth below are the names, ages, positions and experience of Danaher’s executive officers as of February 4, 2024. All of Danaher’s executive officers hold office at the pleasure of Danaher’s Board of Directors. Unless otherwise stated, the positions indicated are Danaher positions.

Name	Age	Position	Officer Since
Steven M. Rales	72	Chairman of the Board	1984
Mitchell P. Rales	67	Chairman of the Executive Committee	1984
Rainer M. Blair	59	President and Chief Executive Officer	2014
Matthew R. McGrew	52	Executive Vice President and Chief Financial Officer	2019
Christopher P. Riley	50	Executive Vice President	2024
Joakim Weidemanis	54	Executive Vice President	2017
Georgeann F. Couchara	47	Senior Vice President - Human Resources	2022
Brian W. Ellis	57	Senior Vice President – General Counsel	2016
Jose-Carlos Gutierrez-Ramos	61	Senior Vice President – Chief Science Officer	2020
William H. King	56	Senior Vice President – Strategic Development	2005
Daniel A. Raskas	57	Senior Vice President – Corporate Development	2004
Steven M. Rales is a co-founder of Danaher and has served on Danaher’s Board of Directors since 1983, serving as Danaher’s Chairman of the Board since 1984. He was also CEO of the Company from 1984 to 1990. Mr. Rales is a brother of Mitchell P. Rales.
Mitchell P. Rales is a co-founder of Danaher and has served on Danaher’s Board of Directors since 1983, serving as Chairman of the Executive Committee of Danaher since 1984. He was also President of the Company from 1984 to 1990.  Mr. Rales is also a member of the board of directors of ESAB Corporation, and is a brother of Steven M. Rales.
Rainer M. Blair has served as President and Chief Executive Officer since September 2020, after serving as Executive Vice President from January 2017 to August 2020.
Matthew R. McGrew has served as Executive Vice President and Chief Financial Officer since January 2019.
Christopher P. Riley has served as Executive Vice President since January 2024 after serving as Vice President – Group Executive of Danaher’s Life Sciences subsidiary from July 2022 to December 2023, Vice President-Group Executive of Danaher’s Diagnostics subsidiary from January 2020 to July 2022 and President of Danaher’s Beckman Coulter Diagnostics subsidiary from August 2017 to January 2020.
Joakim Weidemanis has served as Executive Vice President since December 2017.
Georgeann F. Couchara has served as Senior Vice President – Human Resources since April 2022, after serving as Vice President-Talent from January 2021 to April 2022, Vice President – Human Resources for Danaher’s Life Sciences subsidiary from July 2019 to January 2021 and Senior Vice President-Human Resources and Communications for Danaher’s Pall subsidiary from June 2017 to July 2019.
Brian W. Ellis has served as Senior Vice President – General Counsel since joining Danaher in January 2016.
Jose-Carlos Gutierrez-Ramos has served as Senior Vice President – Chief Science Officer since joining Danaher in December 2020. Prior to joining Danaher, Dr. Gutierrez-Ramos served as Vice President – Drug Discovery for AbbVie, Inc., a biopharmaceutical company, from January 2020 to December 2020; and as President and CEO of Repertoire Immune Medicines, a biotechnology company, from August 2018 until January 2020.
William H. King has served as Senior Vice President – Strategic Development since 2014.
Daniel A. Raskas has served as Senior Vice President – Corporate Development since 2010.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the symbol DHR. As of February 2, 2024, there were 2,191 holders of record of Danaher’s common stock.
Any future payments of dividends on the Company’s common stock will be determined by Danaher’s Board of Directors and will depend on business conditions, Danaher’s earnings and other factors Danaher’s Board deems relevant.
Issuer Purchases of Equity Securities
Refer to Note 19 to the Consolidated Financial Statements included in this Annual Report for a discussion of the Company’s common stock repurchase program. Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during 2023, 2022 or 2021, other than 3,906 shares in July 2022 as described in Note 19.
Recent Issuances of Unregistered Securities
None

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide material information relevant to an assessment of Danaher’s financial condition and results of operations, including an evaluation of the amounts and certainty of cash flows from operations and from outside sources. The MD&A is designed to focus specifically on material events and uncertainties known to management that are reasonably likely to cause reported financial information not to be necessarily indicative of future operating results or of future financial condition. This includes descriptions and amounts of matters that have had a material impact on reported operations, as well as matters that are reasonably likely based on management’s assessment to have a material impact on future operations. The Company’s MD&A is divided into five sections:
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Estimates
•New Accounting Standards
This discussion and analysis should be read together with Danaher’s audited financial statements and related Notes thereto as of December 31, 2023 and 2022 and for each of the three years in the period ended December 31, 2023 included in this Annual Report. Management's discussion and analysis of financial condition and results of operations for the Biotechnology, Life Sciences and Diagnostics segments for 2022 and 2021 is included in Item 7 of the Company’s Annual Report on Form 10-K with respect to the year ended December 31, 2022 filed with the Securities and Exchange Commission, and should be referred to for segment information regarding these periods.
Unless otherwise indicated, all financial results in this report refer to continuing operations.
OVERVIEW
General
Refer to “Item 1. Business—General” for a discussion of Danaher’s strategic objectives and methodologies for delivering long-term shareholder value. Danaher is a multinational business with global operations. During 2023, approximately 60% of Danaher’s sales were derived from customers outside the United States. As a diversified, global business, Danaher’s operations are affected by worldwide, regional and industry-specific economic, political and geopolitical factors. Danaher’s geographic and industry diversity, as well as the range of its products and services, help mitigate the impact of any one industry or the economy of any single country, other than the United States, on its consolidated operating results. The Company’s individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.
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
Business Performance
Consolidated revenues for the year ended December 31, 2023 decreased 10.5% and core sales decreased 10.0% as compared to 2022 primarily due to the decline of demand for COVID-19-related products, and to a lesser extent declines in demand for other products and services. The impact of currency translation decreased reported sales by 1.0% and acquisitions contributed 0.5% to sales in 2023 compared to 2022. For the definition of “core sales” refer to “—Results of Operations” below.

Geographically, the Company’s sales in developed markets in 2023 decreased 12% compared to 2022 driven primarily by decreased sales in North America, and to a lesser extent in Western Europe. For the same period, core sales in developed markets declined at a low-double digit rate, with the declines primarily attributable to the same geographic regions. The decline in core sales was primarily driven by reduced demand for products and services related to diagnostic testing associated with COVID-19 in North America and Western Europe and a reduction in year-over-year demand in the Biotechnology segment. For the same period, sales in high-growth markets decreased year-over-year by 7% due primarily to low double-digit core revenue declines in China, led by declines in the Biotechnology segment due to deterioration in the funding environment and lower underlying activity levels. For the same period, core sales in high-growth markets declined at a mid-single digit rate, with the declines primarily attributable to the same geographic factor. High-growth markets represented approximately 30% of the Company’s total sales in 2023.
The Company’s net earnings from continuing operations for the year ended December 31, 2023 totaled approximately $4.2 billion, compared to approximately $6.3 billion for the year ended December 31, 2022. Net earnings attributable to common stockholders for the year ended December 31, 2023 totaled approximately $4.7 billion or $6.38 per diluted common share compared to approximately $7.1 billion or $9.66 per diluted common share for the year ended December 31, 2022. The decrease in net earnings attributable to common stockholders and diluted net earnings per common share in 2023 as compared to 2022 was driven primarily by decreased core sales and lower net earnings contributed by discontinued operations in 2023 compared with 2022. Refer to “—Results of Operations” for further discussion of the year-over-year changes in net earnings and diluted net earnings per common share for the years ended December 31, 2023 and 2022.
The COVID-19 Pandemic
As overall conditions related to COVID-19 improved in 2023 compared to 2022, demand for the Company’s products that support COVID-19 related testing products, vaccines and therapeutics decreased in 2023 compared to 2022 as the COVID-19 pandemic evolved to an endemic status. Refer to “—Results of Operations” for further discussion of the year-over-year impact of COVID-19 on the Company’s operations.
For additional information on the risks of COVID-19 to the Company’s operations, refer to the “Item 1A. Risk Factors” section of this Annual Report.
Acquisitions
On December 6, 2023, the Company acquired Abcam plc (“Abcam”) for a cash purchase price of approximately $5.6 billion (the “Abcam Acquisition”). Abcam is a leading global supplier of protein consumables, including highly validated antibodies, reagents, biomarkers and assays to address targets in biological pathways that are critical for advancing drug discovery, life sciences research and diagnostics. Abcam is now part of the Company’s Life Sciences segment. Abcam generated revenues of approximately £362 million in 2022. The acquisition of Abcam has provided and is expected to provide the Company additional sales and earnings opportunities in the proteomics sector. The Company financed the Abcam Acquisition using cash on hand.
Refer to Note 2 to the Consolidated Financial Statements for discussion regarding the Company’s acquisitions.
Veralto Corporation Separation
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
During the third quarter of 2023, the Company received net cash distributions of approximately $2.6 billion from Veralto prior to the Distribution Date (“Veralto Distribution”). Danaher used a portion of the Veralto Distribution proceeds to redeem approximately $1.0 billion of commercial paper. The Company has also used, and intends to use, the balance of the Veralto Distribution proceeds to satisfy bond maturities and to fund certain of the Company’s regular, quarterly cash dividends to shareholders.
The accounting requirements for reporting the Separation as a discontinued operation were met when the Separation was completed. Accordingly, the accompanying Consolidated Financial Statements for all periods presented reflect this business as a discontinued operation.

As a result of the Separation, the Company incurred $145 million and $9 million in Separation-related costs during the years ended December 31, 2023 and 2022, respectively, which are reflected in earnings from discontinued operations, net of income taxes in the accompanying Consolidated Statements of Earnings. These costs primarily relate to professional fees associated with preparation of regulatory filings and activities within finance, tax, legal and information technology functions as well as certain investment banking fees and tax costs incurred upon the Separation.
Refer to Note 3 to the Consolidated Financial Statements for further discussion.

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
References to sales or operating profit attributable to acquisitions or acquired businesses refer to sales or operating profit, as applicable, from acquired businesses recorded prior to the first anniversary of the acquisition less any sales and operating profit, during the applicable period, attributable to divested product lines not considered discontinued operations. The portion of revenue attributable to currency translation is calculated as the difference between:
•the period-to-period change in revenue (as defined above, as applicable); and
•the period-to-period change in revenue (as defined above, as applicable) after applying current period foreign exchange rates to the prior year period.
Core sales (decline) growth should be considered in addition to, and not as a replacement for or superior to, sales, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting these non-GAAP financial measures provides useful information to investors by helping identify underlying growth trends in Danaher’s business and facilitating comparisons of Danaher’s revenue performance with its performance in prior and future periods and to Danaher’s peers. Management also uses these non-GAAP financial measures to measure the Company’s operating and financial performance and uses core sales (decline) growth as one of the performance measures in the Company’s executive short-term cash incentive program. The Company excludes the effect of currency translation from these measures because currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends, and excludes the effect of acquisitions and divestiture-related items because the nature, size, timing and number of acquisitions and divestitures can vary dramatically from period-to-period and between the Company and its peers and can also obscure underlying business trends and make comparisons of long-term performance difficult.
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
Sales (Decline) Growth and Core Sales (Decline) Growth

	2023 vs. 2022	2022 vs. 2021
Total sales (decline) growth (GAAP)	(10.5)%	7.5%
Impact of:
Acquisitions/divestitures	(0.5)%	(2.0)%
Currency exchange rates	1.0%	4.5%
Core sales (decline) growth (non-GAAP)	(10.0)%	10.0%

2023 Sales Compared to 2022
Total sales decreased 10.5% on a year-over-year basis in 2023 primarily as a result of a decrease in core sales resulting from the factors discussed below by segment. The impact of changes in currency exchange rates decreased reported sales by 1.0% on a year-over-year basis in 2023 primarily due to the impact of the strengthening of the U.S. dollar against most other major currencies in 2023. Sales from acquired businesses increased reported sales by 0.5%. Price increases contributed 3.0% to sales growth on a year-over-year basis and are reflected as a component of core sales decline above.
2022 Sales Compared to 2021
Total sales increased 7.5% on a year-over-year basis in 2022 primarily as a result of an increase in core sales resulting from the factors discussed in the 2022 Annual Report on Form 10-K by segment as well as an increase in sales from acquired businesses. The impact of changes in currency exchange rates decreased reported sales by 4.5% on a year-over-year basis in 2022 primarily due to the impact of the strengthening of the U.S. dollar against most other major currencies in 2022. Price increases contributed 3.0% to sales growth on a year-over-year basis and are reflected as a component of core sales growth above.
Operating Profit Performance
Operating profit margins were 21.8% for the year ended December 31, 2023 as compared to 28.3% in 2022. The following factors impacted year-over-year operating profit margin comparisons.
2023 vs. 2022 operating profit margin comparisons were unfavorably impacted by:
•Lower 2023 core sales, the impact of product mix, inventory charges and reduced leverage in the Company’s operational and administrative cost structure - 575 basis points
•Acquisition-related transaction costs deemed significant, settlement of pre-acquisition share-based payment awards and fair value adjustments to inventory in 2023, in each case related to the acquisition of Abcam - 40 basis points
•2023 impairment charges related to technology-based intangible assets in the Diagnostics segment and technology-based intangible assets and other assets in the Biotechnology segment - 35 basis points
•The incremental dilutive effect in 2023 of acquired businesses, net of product line dispositions which did not qualify as discontinued operations - 20 basis points
2023 vs. 2022 operating profit margin comparisons were favorably impacted by:
•2022 impairments of accounts receivable and inventory as well as accruals for contractual obligations in Russia - 15 basis points
•2023 gain from the resolution of a litigation contingency in the Life Sciences segment - 5 basis points
Operating profit margins were 28.3% for the year ended December 31, 2022 as compared to 25.7% in 2021. The following factors impacted year-over-year operating profit margin comparisons.
2022 vs. 2021 operating profit margin comparisons were favorably impacted by:
•Third quarter 2021 impact of the modification and partial termination of a prior commercial arrangement and resolution of the associated litigation - 220 basis points
•Higher 2022 core sales and the impact of product mix, net of incremental operational and administrative costs - 50 basis points
•2021 acquisition-related fair value adjustments to inventory and transaction costs deemed significant, in each case related to the acquisition of Aldevron - 25 basis points
•2021 acquisition-related fair value adjustments to inventory and deferred revenue related to the acquisition of Cytiva - 20 basis points.
•First quarter 2021 impairment charge related to a trade name in the Diagnostics segment - 5 basis points
2022 vs. 2021 operating profit margin comparisons were unfavorably impacted by:
•The incremental dilutive effect in 2022 of acquired businesses, net of product line dispositions which did not qualify as discontinued operations - 45 basis points

•2022 impairments of accounts receivable and inventory as well as accruals for contractual obligations in Russia - 15 basis points
Business Segments
Sales by business segment for the years ended December 31 are as follows ($ in millions):

	2023	2022	2021
Biotechnology	$7,172	$8,758	$8,570
Life Sciences	7,141	7,036	6,388
Diagnostics	9,577	10,849	9,844
Total	$23,890	$26,643	$24,802
For information regarding the Company’s sales by geographical region, refer to Note 5 to the Consolidated Financial Statements.

BIOTECHNOLOGY
The Biotechnology segment includes the bioprocessing and discovery and medical businesses and offers a broad range of equipment, consumables and services that are primarily used by customers to advance and accelerate the research, development, manufacture and delivery of biological medicines. The biotherapeutics that the Company’s solutions support range from replacement therapies such as insulin, vaccines, recombinant proteins and other biologic drugs, to novel cell, gene, mRNA and other nucleic acid therapies.
Biotechnology Selected Financial Data

	Year Ended December 31
($ in millions)	2023	2022	2021
Sales	$7,172	$8,758	$8,570
Operating profit	1,909	3,008	3,074
Depreciation	162	190	158
Amortization of intangible assets	864	812	901
Operating profit as a % of sales	26.6%	34.3%	35.9%
Depreciation as a % of sales	2.3%	2.2%	1.8%
Amortization as a % of sales	12.0%	9.3%	10.5%
Sales (Decline) Growth and Core Sales (Decline) Growth

	2023 vs. 2022	2022 vs. 2021
Total sales (decline) growth (GAAP)	(18.0)%	2.0%
Impact of:
Acquisitions/divestitures	—%	(0.5)%
Currency exchange rates	—%	4.5%
Core sales (decline) growth (non-GAAP)	(18.0)%	6.0%
2023 Sales Compared to 2022
Price increases in the segment contributed 4.5% to sales growth on a year-over-year basis during 2023 as compared with 2022 and are reflected as a component of the change in core revenue decline.
During 2023, total Biotechnology segment sales decreased 18.0% as a result of decreased core sales resulting from the factors discussed below, particularly lower year-over-year sales related to COVID-19 vaccines and therapeutics and lower core sales generally in the bioprocessing business. Total segment core sales decreased across all major geographic regions, primarily in North America, China and Western Europe. Core sales in the bioprocessing business decreased by approximately 20% year-over-year primarily due to lower end-customer demand for COVID-19 related therapeutics and vaccines and the reduction of customer inventory levels. Additionally, the Company believes that the tighter credit environment also contributed to a reduction across the segment in year-over-year demand from emerging biotechnology companies during the period as these customers continued to preserve capital. The Company expects the impact of reduced demand and reduction of customer inventory levels to continue into the first half of 2024. Additionally, the Company expects core revenue for the bioprocessing business to decline for the full year 2024, as core revenue declines in the first half of 2024 more than offset a gradual improvement to core revenue growth by the end of 2024. Core sales in the discovery and medical business decreased year-over-year due to lower demand for lab filtration, medical and diagnostics and genomics product lines, partially offset by increased demand for protein research products.
Operating Profit Performance
Operating profit margins declined 770 basis points during 2023 as compared to 2022. The following factors impacted year-over-year operating profit margin comparisons.
2023 vs. 2022 operating profit margin comparisons were unfavorably impacted by:
•Lower 2023 core sales, the impact of product mix, inventory charges and reduced leverage in the segment’s operational and administrative cost structure - 700 basis points
•2023 impairment charges related to technology-based intangible assets and other assets - 75 basis points
•The incremental dilutive effect in 2023 of acquired businesses - 10 basis points
2023 vs. 2022 operating profit margin comparisons were favorably impacted by:
•2022 impairment of accounts receivable and inventory in Russia - 15 basis points
Amortization of intangible assets as a percentage of sales increased in 2023 as compared with 2022 primarily due to the decrease in sales, and to a lesser extent from increased amortization year-over-year from the change of a trade name from indefinite-lived to definite-lived.

LIFE SCIENCES
The Life Sciences segment offers a broad range of instruments, consumables, services and software that are primarily used by customers to study genomics and the basic building blocks of life, including DNA and RNA, nucleic acid, proteins, metabolites and cells, in order to understand the causes of disease, identify new therapies, and test and manufacture new drugs, vaccines and gene editing technologies. Additionally, the segment provides products and consumables used to filter and remove contaminants from a variety of liquids and gases in many end-market applications.
Life Sciences Selected Financial Data

	Year Ended December 31
($ in millions)	2023	2022	2021
Sales	$7,141	$7,036	$6,388
Operating profit	1,209	1,414	1,293
Depreciation	129	112	100
Amortization of intangible assets	429	419	282
Operating profit as a % of sales	16.9%	20.1%	20.2%
Depreciation as a % of sales	1.8%	1.6%	1.6%
Amortization as a % of sales	6.0%	6.0%	4.4%
Sales Growth and Core Sales Growth

	2023 vs. 2022	2022 vs. 2021
Total sales growth (GAAP)	1.5%	10.0%
Impact of:
Acquisitions/divestitures	(1.5)%	(5.5)%
Currency exchange rates	1.0%	5.0%
Core sales growth (non-GAAP)	1.0%	9.5%
2023 Sales Compared to 2022
Price increases in the segment contributed 4.0% to sales growth on a year-over-year basis during 2023 as compared with 2022 and are reflected as a component of the change in core revenue growth.
During 2023, total Life Sciences segment sales increased 1.5% primarily as a result of increased core sales resulting from the factors discussed below and increased sales from acquisitions, partially offset by the impact of changes in currency exchange rates. Total segment core sales increased year-over-year as a result of increased demand in the life science research, academic and applied end-markets, partially offset by the decline in COVID-19 related sales and weakness at pharma and biopharma customers. Geographically, overall segment core sales increased year-over-year in Western Europe and China, partially offset by declines in North America. The increase in core sales was driven by the industrial filtration, the mass spectrometry and the microscopy businesses. These increases were partially offset by lower core sales in the genomic medicines business and the flow cytometry and lab automation solutions business. Core sales in the genomic medicines business decreased as a result of reduced demand for COVID-19 related products, and to a lesser extent from reduced demand in next generation sequencing and basic research, net of increased demand for plasmids, proteins and gene writing and editing solutions. Core sales in the flow cytometry and lab automation solutions business decreased as a result of lower demand from pharma and biopharma customers.
Operating Profit Performance
Operating profit margins declined 320 basis points during 2023 as compared to 2022. The following factors impacted year-over-year operating profit margin comparisons.
2023 vs. 2022 operating profit margin comparisons were unfavorably impacted by:
•The impact of product mix and reduced leverage in the segment’s operational and administrative cost structure, net of higher 2023 core sales - 195 basis points
•Acquisition-related transaction costs deemed significant, settlement of pre-acquisition share-based payment awards and fair value adjustments to inventory in 2023, in each case related to the acquisition of Abcam - 130 basis points
•The incremental dilutive effect in 2023 of acquired businesses - 45 basis points
2023 vs. 2022 operating profit margin comparisons were favorably impacted by:
•2022 impairment of accounts receivable and inventory as well as accruals for contractual obligations in Russia - 35 basis points
•2023 gain from the resolution of a litigation contingency - 15 basis points

DIAGNOSTICS
The Diagnostics segment offers clinical instruments, consumables, software and services that hospitals, physicians’ offices, reference laboratories and other critical care settings use to diagnose disease and make treatment decisions.
Diagnostics Selected Financial Data

	Year Ended December 31
($ in millions)	2023	2022	2021
Sales	$9,577	$10,849	$9,844
Operating profit	2,406	3,436	2,313
Depreciation	379	387	409
Amortization of intangible assets	198	203	205
Operating profit as a % of sales	25.1%	31.7%	23.5%
Depreciation as a % of sales	4.0%	3.6%	4.2%
Amortization as a % of sales	2.1%	1.9%	2.1%
Sales (Decline) Growth and Core Sales (Decline) Growth

	2023 vs. 2022	2022 vs. 2021
Total sales (decline) growth (GAAP)	(11.5)%	10.0%
Impact of:
Acquisitions/divestitures	—%	(0.5)%
Currency exchange rates	1.0%	4.0%
Core sales (decline) growth (non-GAAP)	(10.5)%	13.5%
2023 Sales Compared to 2022
Price increases in the segment contributed 1.0% to sales growth on a year-over-year basis during 2023 as compared with 2022 and are reflected as a component of the change in core revenue decline.

During 2023, total segment sales decreased 11.5% primarily as a result of decreased core sales resulting from the factors discussed below, primarily lower year-over-year core sales of molecular diagnostics tests for COVID-19, and to a lesser extent due to the impact of changes in currency exchange rates. Overall segment core sales decline was driven primarily by year-over-year declines in North America, and to a lesser extent in Western Europe, partially offset by increased core sales in the high-growth markets. Core sales in the molecular diagnostics business decreased on a year-over-year basis as the business experienced declines in sales of diagnostic test solutions for COVID-19, partially offset by increased sales of non-respiratory disease tests, which increased more than 20%. Core sales in the segment’s clinical diagnostics businesses grew on a year-over-year basis, led by the core lab-clinical business in North America and China, and to a lesser extent, the acute care diagnostics and pathology diagnostics businesses.
Operating Profit Performance
Operating profit margins declined 660 basis points during 2023 as compared to 2022. The following factors impacted year-over-year operating profit margin comparisons.
2023 vs. 2022 operating profit margin comparisons were unfavorably impacted by:
•Lower 2023 core sales, the impact of product mix and reduced leverage in the segment’s operational and administrative cost structure - 635 basis points
•2023 impairment charge related to a technology-based intangible asset - 25 basis points
•The incremental dilutive effect in 2023 of acquired businesses, net of product line dispositions which did not qualify as discontinued operations - 5 basis points
2023 vs. 2022 operating profit margin comparisons were favorably impacted by:
•2022 impairments of accounts receivable as well as accruals for contractual obligations in Russia - 5 basis points
Depreciation and amortization of intangible assets increased as a percentage of sales during 2023 as compared with 2022, primarily as a result of the decrease in sales.

COST OF SALES AND GROSS PROFIT

	Year Ended December 31
($ in millions)	2023	2022	2021
Sales	$23,890	$26,643	$24,802
Cost of sales	(9,856)	(10,455)	(9,563)
Gross profit	$14,034	$16,188	$15,239
Gross profit margin	58.7%	60.8%	61.4%
The year-over-year decrease in cost of sales during 2023 as compared with 2022 was due primarily to the impact of lower year-over-year sales volumes, including sales volumes from recently acquired businesses, partially offset by $87 million of charges incurred in the second quarter of 2023, primarily related to excess inventory in the Biotechnology segment, due to reduced demand.
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
The year-over-year decrease in gross profit margin during 2023 as compared with 2022 was driven by lower core sales and the impact of product mix. Year-over-year gross profit margin was also unfavorably impacted by the $87 million of charges in the second quarter of 2023 referenced above, net of an inventory charge taken in the first quarter of 2022 related to the reduction of business activities in Russia.
The year-over-year decrease in gross profit margin during 2022 as compared with 2021 was driven by incremental year-over-year costs associated with material, transportation, labor and restructuring and continuing productivity improvement initiatives. In addition, the gross profit margin was negatively impacted by a 2022 inventory charge related to reduction of business activities in Russia. Gross profit margin declines were partially offset by increased year-over-year core sales and product mix as well as the impact of acquisition-related charges incurred in 2021. The 2021 acquisition-related charges of $76 million included fair value adjustments to deferred revenue related to the acquisition of Cytiva and fair value adjustments to inventory in connection with the acquisitions of Aldevron and Cytiva.

OPERATING EXPENSES

	Year Ended December 31
($ in millions)	2023	2022	2021
Sales	$23,890	$26,643	$24,802
Selling, general and administrative (“SG&A”) expenses	(7,329)	(7,124)	(6,817)
Research and development (“R&D”) expenses	(1,503)	(1,528)	(1,498)
Other operating expenses	—	—	(547)
SG&A as a % of sales	30.7%	26.7%	27.5%
R&D as a % of sales	6.3%	5.7%	6.0%
Other operating expenses as a % of sales	—%	—%	2.2%
SG&A expenses as a percentage of sales increased 400 basis points on a year-over-year basis for 2023 compared with 2022. The increase was driven by the impact of decreased leverage of the Company’s general and administrative cost base, including amortization expense, resulting from lower 2023 sales. In 2023, the Company incurred acquisition-related costs for the Abcam Acquisition of $87 million and intangible asset impairment charges totaling $64 million, both of which also negatively impacted SG&A expenses as a percentage of sales. These increases were partially offset by incremental year-over-year cost savings associated with continuing productivity improvement initiatives. Additionally, these increases were partially offset by charges incurred during 2022 related to impairments of certain accounts receivable and accrual of contractual obligations incurred in Russia of $24 million that did not recur in 2023.
SG&A expenses as a percentage of sales declined 80 basis points on a year-over-year basis for 2022 compared with 2021. The decline was driven by the benefit of increased leverage of the Company’s general and administrative cost base, including amortization expense, resulting from higher 2022 sales, including sales volumes from recently acquired businesses, as well as incremental year-over-year cost savings associated with continuing productivity improvement initiatives. The Company’s 2021 transaction costs for the acquisition of Aldevron and the Company’s 2021 impairment charge related to a trade name also benefited the year-over-year comparison of SG&A as a percentage of sales. These decreases were partially offset by continued investments in sales and marketing growth initiatives, increased labor costs and incremental restructuring and continuing productivity improvement costs as well as higher amortization expense. Additionally, the declines were partially offset by charges related to impairments of certain accounts receivable and accrual of contractual obligations incurred in Russia referenced above.
R&D expenses (consisting principally of internal and contract engineering personnel costs) as a percentage of sales increased in 2023 as compared with 2022, primarily due to the year-over-year sales decline, and to a lesser extent the timing of new product development initiatives.
R&D expenses as a percentage of sales declined in 2022 as compared with 2021, primarily due to the sales growth rate exceeding the spending growth related to new product development initiatives.
There were no Other operating expenses in 2023 or 2022. Other operating expenses and other operating expenses as a percentage of sales decreased in 2022 compared with 2021 as a result of the contract settlement expense related to the modification and partial termination of a prior commercial arrangement and resolution of the associated litigation during 2021. Refer to Note 8 to the Consolidated Financial Statements.

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

LOSS ON EARLY EXTINGUISHMENT OF BORROWINGS
In the fourth quarter of 2021, the Company redeemed the €800 million aggregate principal amount of 2.5% senior unsecured notes due 2025 at a redemption price equal to the outstanding principal amount and a make-whole premium as specified in the applicable indenture, plus accrued and unpaid interest. The Company recorded a loss on early extinguishment of these borrowings related to the payment of the make-whole premiums and deferred costs in connection with the redemption of $96 million. The Company funded the redemption using available cash balances, including proceeds from the fourth quarter 2021 issuance of the $1.0 billion aggregate principal amount of 2.8% senior unsecured notes due 2051.

INTEREST COSTS
Interest expense of $286 million for 2023 was $82 million higher than in 2022, due primarily to higher average interest rates on the Company’s outstanding euro-denominated commercial paper borrowings in 2023 compared to 2022. Interest income of $303 million for 2023 was $262 million higher than in 2022, due primarily to higher interest rates and higher average cash balances in 2023.
For a further description of the Company’s debt and cross-currency swap derivative contracts related to the debt as of December 31, 2023 refer to Notes 14 and 15 to the Consolidated Financial Statements.

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
Year-Over-Year Changes in the Tax Provision and Effective Tax Rate

	Year Ended December 31
	2023	2022	2021
Effective tax rate from continuing operations	16.3%	11.4%	16.3%
The Company operates globally, including in certain jurisdictions with lower tax rates than the U.S. federal statutory rate. Therefore, the impact of operating in such jurisdictions contributes to a lower effective tax rate compared to the U.S. federal statutory tax rate.
The Company’s effective tax rate for 2023 differs from the U.S. federal statutory rate of 21.0% principally due to the geographic mix of earnings described above and discrete tax benefits from changes in estimates related to prior year tax filing positions, the release of reserves for uncertain tax positions due to the expiration of statutes of limitation and excess tax benefits from stock-based compensation, net of charges related to tax costs related to the Separation, tax costs from legal and operational actions undertaken to realign certain of its businesses and changes in estimates associated with prior period uncertain tax positions.
The Company’s effective tax rate for 2022 differs from the U.S. federal statutory rate of 21.0% due principally to the geographic mix of earnings discussed above and net deferred tax benefits resulting from legal and operational actions undertaken to realign certain of its businesses, as well as excess tax benefits from stock-based compensation, the release of reserves for uncertain tax positions due to the expiration of statutes of limitation and audit settlements and changes in estimates related to prior year tax filing positions, net of changes in estimates associated with prior period uncertain tax positions.
The Company’s effective tax rate for 2021 differs from the U.S. federal statutory rate of 21.0% principally due to the geographic mix of earnings described above and discrete tax benefits from release of reserves for uncertain tax positions from the expiration of statutes of limitation, audit settlements and excess tax benefits from stock-based compensation, partially offset by changes in estimates associated with prior period uncertain tax positions.
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
The Company and its subsidiaries are routinely examined by various U.S. and non-U.S. taxing authorities. The IRS has completed substantially all of the examinations of the Company’s federal income tax returns through 2015 and is currently examining certain of the Company’s federal income tax returns for 2016 through 2021. In addition, the Company has subsidiaries in Canada, China, Denmark, France, Germany, India, Italy, Switzerland, the United Kingdom and various other countries, states and provinces that are currently under audit for years ranging from 2004 through 2022.
Similar to the position it took in connection with the audit of the Company’s taxable income for the years 2012 through 2015, in the fourth quarter of 2022, the IRS proposed significant adjustments to the Company’s taxable income for the years 2016 through 2018 with respect to the deferral of tax on certain premium income related to the Company’s self-insurance programs. The settlement of this matter for the 2012 through 2015 audit was not material to the Company’s financial statements but did not preclude the IRS from proposing similar adjustments in future audit periods, as the IRS did with the 2022 assessment. For income tax purposes, the recognition of premium income has been deferred in accordance with U.S. tax laws related to insurance. The IRS challenged the deferral of premium income for certain types of the Company’s self-insurance policies. The proposed adjustments would have increased the Company’s taxable income over the 2016 through 2018 periods by approximately $2.5 billion. In the first quarter of 2023, the Company settled these proposed adjustments with the IRS, although the audit is still open with respect to other matters for the 2016 through 2018 period. The impact of the settlement with respect to the Company’s self-insurance policies was not material to the Company’s financial statements, including cash flows and the effective tax rate. As the settlement with the IRS was specific to the audit period, the settlement does not preclude the IRS from proposing similar adjustments to the Company’s self-insurance programs with respect to periods subsequent to 2018. Management believes the positions the Company has taken in its U.S. tax returns are in accordance with the relevant tax laws.
Tax authorities in Denmark have issued tax assessments related to interest accrued by certain of the Company’s subsidiaries for the years 2004 through 2015. During the first quarter of 2021, the Company received a notice from the Danish tax authorities that included a significant reduction in the interest amounts imposed in the original tax assessments. Taking into account the revised interest amounts, the assessments total approximately DKK 2.1 billion including applicable accrued interest (approximately $307 million based on the exchange rate as of December 31, 2023). During 2023, the Danish National Tax Tribunal lifted the suspension of the Company’s appeal of the tax assessments and the appeal will now proceed in due course. Management believes the positions the Company has taken in Denmark are in accordance with the relevant tax laws and is vigorously defending its positions. The Company intends on pursuing this matter through the Danish High Court and the Danish Supreme Court should the appeal to the Danish National Tax Tribunal be unsuccessful. While the ultimate resolution of this matter is uncertain and could take many years, taking into account the payments the Company has previously made related to these assessments in order to mitigate further interest accrual claims, the Company does not expect the resolution of this matter will have a future material adverse impact to the Company’s financial statements, including its cash flow and effective tax rate.
The Company expects its 2024 effective tax rate to be approximately 17.5% which is higher than the 2023 rate due primarily to the impact of net discrete tax benefits on the 2023 effective tax rate that are not expected to repeat in 2024. Any future legislative changes in the United States and/or potential tax reform in other jurisdictions could cause the Company’s effective tax rate to differ from this estimate. Refer to Note 7 to the Consolidated Financial Statements for additional information related to income taxes.

DISCONTINUED OPERATIONS
As further discussed in Note 3 to the Consolidated Financial Statements, discontinued operations includes the results of the Veralto business which was disposed on the first day of the fourth quarter of 2023 as well as an income tax benefit in 2021 related to the Fortive business which was disposed of during the third quarter of 2016.
In 2023, earnings from discontinued operations, net of income taxes, were $543 million and reflected the operating results of the Veralto businesses prior to the Separation, net of certain costs associated with the Separation including costs related to establishing Veralto as a stand-alone entity and related legal, accounting and investment banking fees. In 2022 and 2021, earnings from discontinued operations, net of income taxes, were $881 million and $986 million, respectively, and reflect the operations of Veralto as well as a $86 million income tax benefit in 2021 related to the release of previously provided reserves associated with uncertain tax positions on certain of the Company’s tax returns which were jointly filed with Fortive entities. These reserves were released due to the expiration of statutes of limitations for those returns. All Fortive entity-related balances are included in the income tax benefit related to discontinued operations for the year ended December 31, 2021.
Refer to Note 3 to the Consolidated Financial Statements for additional information.

COMPREHENSIVE INCOME
Comprehensive income decreased by $450 million in 2023 as compared to 2022, primarily driven by lower net earnings in 2023 compared to 2022, partially offset by the impact of gains from foreign currency translation adjustments in 2023 compared to losses in 2022 net of a decrease in income from pension and postretirement plan benefit adjustments in 2023 compared to 2022. The Company recorded a foreign currency translation gain of $215 million for 2023 compared to a loss of approximately $2.1 billion for 2022. The foreign currency translation gains were primarily driven by the change in the exchange rates between the U.S. dollar and the euro and Swedish krona. Foreign currency translation adjustments reflect the gain or loss resulting from the impact of the change in currency exchange rates on the Company’s foreign operations as they are translated to the Company’s reporting currency, the U.S. dollar. The Company recorded a pension and postretirement plan benefit loss of $51 million for 2023 compared to a gain of $209 million for 2022. The Company recorded losses from cash flow hedge adjustments related to the Company’s derivative contracts in 2023 of $14 million compared to gains of $51 million in 2022.

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
The Company is exposed to market risk from changes in interest rates, currency exchange rates, equity prices and commodity prices as well as credit risk, each of which could impact its Consolidated Financial Statements. The Company generally addresses its exposure to these risks through its normal operating and financing activities. The Company also periodically uses derivative financial instruments to manage currency exchange risks and interest rate risks. In addition, the Company’s broad-based business activities help to reduce the impact that volatility in any particular area or related areas may have on its financial statements as a whole.
Interest Rate Risk
The Company manages interest cost using a mixture of fixed-rate and at times variable-rate debt. A change in interest rates on fixed-rate debt impacts the fair value of the debt but not the Company’s earnings or cash flow because the interest on such debt is fixed. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. As of December 31, 2023, an increase of 100 basis points in interest rates would have decreased the fair value of the Company’s fixed-rate long-term debt by approximately $1.4 billion.
As of December 31, 2023, the Company had no variable-rate debt obligations, however, the interest rates of the Company’s euro-based commercial paper borrowings are fixed based on short-term market rates at the time of issuance (refer to Note 14 to the Consolidated Financial Statements for information regarding the Company’s outstanding commercial paper balances as of December 31, 2023). As a result, the Company’s primary interest rate exposure results from changes in short-term interest rates. As these shorter duration obligations mature, the Company may issue additional short-term commercial paper obligations to refinance all or part of these borrowings, to the extent commercial paper markets are available. In 2023, the average annual interest rate associated with the Company’s outstanding commercial paper borrowings was approximately 350 basis points. A hypothetical increase of this average by 100 basis points would have increased the Company’s 2023 interest expense by approximately $18 million.
Refer to Note 15 for discussion of the Company’s cross-currency swap derivative contracts and interest rate swap agreements.
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
Currency exchange rates negatively impacted 2023 reported sales on a year-over-year basis primarily due to the strengthening of the U.S. dollar against most major currencies during 2023. Strengthening of the U.S. dollar against other major currencies in 2024 compared to the exchange rates in effect as of December 31, 2023 would adversely impact the Company’s sales and results of operations on an overall basis. Any weakening of the U.S. dollar against other major currencies in 2024 compared to the exchange rates in effect as of December 31, 2023 would positively impact the Company’s sales and results of operations.
The Company has generally accepted the exposure to exchange rate movements without using derivative financial instruments to manage this transactional exchange risk, although the Company has used foreign currency-denominated debt and cross-currency swaps to hedge a portion of its net investments in non-U.S. operations against adverse movements in exchange rates. Both positive and negative movements in currency exchange rates against the U.S. dollar will continue to affect the reported amount of sales and net earnings in the Company’s Consolidated Financial Statements. In addition, the Company has assets and liabilities held in foreign currencies. A 10% depreciation in major currencies relative to the U.S. dollar as of December 31, 2023 would have reduced foreign currency-denominated net assets and stockholders’ equity by approximately $1.6 billion. Refer to Note 15 to the Consolidated Financial Statements for information regarding the Company’s hedging of a portion of its net investment in non-U.S. operations.
Equity Price Risk
The Company’s investment portfolio from time to time includes publicly-traded equity securities that are sensitive to fluctuations in market price. As of December 31, 2023, the Company held $16 million of publicly-traded equity securities, excluding equity-method investments. Additionally, the Company holds non-marketable equity investments in privately held companies that may be impacted by equity price risks. These non-marketable equity investments are accounted for under the Fair Value Alternative method with changes in fair value recorded in earnings. Volatility in the equity markets or other fair value considerations could affect the value of these investments and require losses or gains to be recognized in earnings.
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

LIQUIDITY AND CAPITAL RESOURCES
Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company continues to generate substantial cash from operating activities and believes that its operating cash flow, cash on hand and other sources of liquidity will be sufficient to allow it to continue investing in existing businesses (including capital expenditures), consummating strategic acquisitions and investments, paying interest and servicing debt, paying dividends, funding restructuring activities and managing its capital structure on a short-term and long-term basis. In addition, as discussed in further detail above, the Company received approximately $2.6 billion of cash from the Veralto Distribution, a portion of which consideration the Company used to redeem certain of the Company’s outstanding indebtedness in the fourth quarter of 2023.
The Company has relied primarily on borrowings under its commercial paper program to address liquidity requirements that exceed the capacity provided by its operating cash flows and cash on hand, while also accessing the capital markets from time to time including to secure financing for more significant acquisitions. Subject to any limitations that may result from market disruptions (such as the disruptions in the financial and capital markets that occurred at times in 2020), the Company anticipates following the same approach in the future.

Overview of Cash Flows and Liquidity
Following is an overview of the Company’s cash flows and liquidity for the years ended December 31:

($ in millions)	2023	2022	2021
Total operating cash flows provided by continuing operations	$6,490	$7,613	$7,423

Cash paid for acquisitions	$(5,610)	$(582)	$(10,901)
Payments for additions to property, plant and equipment	(1,383)	(1,118)	(1,240)
Proceeds from sales of property, plant and equipment	12	9	13
Payments for purchases of investments	(172)	(523)	(925)
Proceeds from sales of investments	61	18	126
All other investing activities	44	51	37
Total cash used in investing activities from continuing operations	(7,048)	(2,145)	(12,890)
Total investing cash used in discontinued operations	(33)	(89)	(97)
Net cash used in investing activities	$(7,081)	$(2,234)	$(12,987)

Proceeds from the issuance of common stock in connection with stock-based compensation	$68	$31	$86
Payment of dividends	(821)	(818)	(742)
Net (repayments of) proceeds from borrowings (maturities of 90 days or less)	(1,006)	(723)	2,265
Proceeds from borrowings (maturities longer than 90 days)	—	—	984
Repayments of borrowings (maturities longer than 90 days)	(620)	(965)	(1,186)
Distribution from discontinued operations	2,600	—	—
Make-whole premiums to redeem borrowings prior to maturity	—	—	(96)
All other financing activities	(67)	(95)	(16)
Net cash provided by (used in) financing activities for continuing operations	154	(2,570)	1,295
Cash distributions to Veralto Corporation, net	(427)	—	—
Net cash (used in) provided by financing activities	$(273)	$(2,570)	$1,295
•Operating cash flows continuing from operations decreased approximately $1.1 billion, or 15% during 2023 compared to 2022, due primarily to lower net earnings from continuing operations (after excluding charges for depreciation, amortization, stock compensation and unrealized investment gains/losses). These decreases were partially offset by lower cash used in aggregate for accounts receivables, inventories, trade accounts payable and prepaid and accrued expenses, including deferred taxes, in 2023 compared to the prior year.
•Net cash used in investing activities consisted primarily of cash paid for acquisitions and investments and capital expenditures, net of proceeds from the sale of investments, and increased primarily as a result of higher cash paid for acquisitions in 2023 compared to 2022. Refer to Notes 2 and 12 to the Consolidated Financial Statements included in this Annual Report for a discussion of the Company’s acquisitions and investments.
•As of December 31, 2023, the Company held approximately $5.9 billion of cash and cash equivalents.

Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, restructuring activities and productivity improvement initiatives, pension funding and other items impact reported cash flows.
Operating cash flows from continuing operations were approximately $6.5 billion for 2023, a decrease of approximately $1.1 billion, or 15%, as compared to 2022. The year-over-year change in operating cash flows from 2022 to 2023 was primarily attributable to the following factors:
•2023 operating cash flows from continuing operations reflected a decrease of approximately $2.1 billion in net earnings from continuing operations in 2023 as compared to 2022.
•Net earnings from continuing operations for 2023 reflected a decrease of $36 million of depreciation, amortization, stock compensation expense and unrealized investment gains/losses in 2023 as compared to 2022.

Amortization expense primarily relates to the amortization of intangible assets and inventory fair value adjustments. Depreciation expense relates to both the Company’s manufacturing and operating facilities as well as instrumentation leased to customers under operating-type lease (“OTL”) arrangements. Depreciation, amortization and stock compensation are noncash expenses that decrease earnings without a corresponding impact to operating cash flows. Unrealized investment gains/losses impact net earnings from continuing operations without immediately impacting cash flows as the cash flow impact from investments occurs when the invested capital is returned to the Company.
•The aggregate of trade accounts receivable, inventories and trade accounts payable provided $358 million in operating cash flows from continuing operations during 2023, compared to $855 million of operating cash flows used in 2022. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories and trade accounts payable depends upon how effectively the Company manages the cash conversion cycle, which effectively represents the number of days that elapse from the day it pays for the purchase of raw materials and components to the collection of cash from its customers and can be significantly impacted by the timing of collections and payments in a period.
•The aggregate of prepaid expenses and other assets, deferred income taxes and accrued expenses and other liabilities used $751 million in operating cash flows during 2023, compared to $558 million used in 2022. The timing of cash payments and refunds for taxes and the impact of deferred tax benefits and charges, various employee-related liabilities, customer funding and accrued expenses drove the majority of this change.
Operating cash flows from continuing operations were approximately $7.6 billion for 2022, an increase of $190 million, or 3%, as compared to 2021. This increase was primarily attributable to the increase in net earnings from continuing operations in 2022 as compared to 2021 (after excluding charges for depreciation, amortization (including intangible assets and inventory step-up), stock compensation, unrealized investment gains/losses, loss on the extinguishment of debt and contract settlement expense in 2021). These increases were partially offset by higher cash used in aggregate for accounts receivables, inventories, trade accounts payable and prepaid and accrued expenses, including deferred taxes, in 2022 compared to the prior year.

Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures, including instruments leased to customers, cash used for investments and cash proceeds from divestitures of businesses or assets.
Net cash used in investing activities was approximately $7.1 billion during 2023 compared to approximately $2.2 billion and $13.0 billion of net cash used in 2022 and 2021, respectively.
Acquisitions, Divestitures and Sale of Investments
For a discussion of the Company’s acquisitions and divestitures refer to “—Overview” and Notes 2 and 3 to the Consolidated Financial Statements. In addition, in 2023, 2022 and 2021, the Company invested $172 million, $523 million and $925 million respectively, in non-marketable equity securities and partnerships.
Capital Expenditures
Though the relative significance of particular categories of capital investment can change from period to period, capital expenditures are typically made for increasing manufacturing capacity, the manufacture of instruments that are used in OTL arrangements, replacing equipment, supporting new product development and improving information technology systems. Capital expenditures totaled approximately $1.4 billion, $1.1 billion and $1.2 billion in 2023, 2022 and 2021, respectively. The year-over-year increase in capital spending in 2023 was primarily due to expenditures to increase manufacturing capacity. In 2024, the Company expects capital expenditures to be at similar levels as those of the past three years as the Company continues investments in increased manufacturing capacity and to support other growth opportunities.
During 2021, certain agencies of the U.S. government, including the Biomedical Advanced Research and Development Authority (“BARDA”) within the U.S. Department of Health and Human Services, agreed to finance an expansion of production capacity related to chromatography, liquid cell culture media, buffers and cell culture powder media and single-use consumables at certain of the Company’s Biotechnology businesses and the development of diagnostics testing technologies and the expansion of testing production capacity at certain of the Company’s Diagnostics businesses. The Company’s businesses may enter into similar agreements in the future. In consideration of this financing, the U.S. government has certain rights, including rights with respect to the allocation of certain of the incremental production capacity associated with such expansion and/or rights in intellectual property produced with its financial assistance. The amount awarded pursuant to these grants in 2021 totaled $568 million and is being paid over periods ranging from one year to four years. In 2023 and 2022, the Company recorded amounts related to these grants and other government assistance that offset operating expenses of $51 million and $49 million, respectively, and purchases of property, plant and equipment of $136 million and $87 million, respectively. Property, plant and equipment purchased using funds provided by governments are recorded net of government assistance.
Financing Activities
Cash flows from financing activities consist primarily of cash flows associated with the issuance and repayments of commercial paper, issuance and repayment of long-term debt, borrowings under committed credit facilities, issuance and repurchases of common stock, issuance of preferred stock, payments of cash dividends to shareholders and proceeds from the Separation. Financing activities used cash of $273 million during 2023 compared to approximately $2.6 billion of cash used during 2022. The year-over-year decrease in cash used by financing activities was due primarily to the approximately $2.6 billion Veralto Distribution, partially offset by $427 million of cash distributed to Veralto in connection with the Separation.
Financing activities used cash of approximately $2.6 billion during 2022 compared to approximately $1.3 billion of cash provided during 2021. The year-over-year increase in cash used by financing activities was due primarily to net repayments of borrowings in 2022 compared to net proceeds from borrowings in 2021.
Total debt was approximately $18.4 billion and $19.7 billion as of December 31, 2023 and 2022, respectively, including notes payable and current portion of long-term debt of approximately $1.7 billion and $591 million as of December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company had the ability to incur approximately $4.0 billion of additional indebtedness in direct borrowings or under the outstanding commercial paper facilities based on the amounts available under the Company’s $5.0 billion unsecured, multiyear revolving credit facility (“Credit Facility”) which were not being used to backstop outstanding commercial paper balances. As of December 31, 2023, the Company has classified approximately $1.0 billion of its borrowings outstanding under the euro-denominated commercial paper program as long-term debt in the Consolidated Balance Sheet as the Company has the intent and ability, as supported by availability under the Credit Facility, to refinance these borrowings for at least one year from the balance sheet date. As commercial paper obligations mature, the Company may issue additional short-term commercial paper obligations to refinance all or part of these borrowings, to the extent commercial paper markets are available.
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
Refer to Note 14 to the Consolidated Financial Statements for additional information regarding the Company’s financing activities and indebtedness, including the Company’s outstanding debt as of December 31, 2023, and the Company’s commercial paper program and Credit Facility.
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
Dividends
The Company declared a regular quarterly cash dividend of $0.24 per share of Company common stock that was paid on January 26, 2024 to holders of record on December 29, 2023. Aggregate 2023 and 2022 cash payments for dividends on Company common stock were $778 million and $693 million, respectively, and aggregate 2023 and 2022 cash payments for the dividends on the Company’s MCPS were $43 million and $125 million, respectively. The year-over-year increase in dividend payments in 2023 primarily related to an increase in the quarterly dividend rate on common stock beginning with the dividend paid in the second quarter of 2023, partially offset by lower dividends paid on the MCPS Series A and Series B as a result of their conversion into common shares in April 2022 and April 2023, respectively.

Cash and Cash Requirements
As of December 31, 2023, the Company held approximately $5.9 billion of cash and cash equivalents that were on deposit with financial institutions or invested in highly liquid investment-grade debt instruments with a maturity of 90 days or less with an approximate weighted average annual interest rate of 4.2%. Of the cash and cash equivalents, approximately $2.5 billion was held within the United States and approximately $3.4 billion was held outside of the United States. The Company will continue to have cash requirements to support general corporate purposes, which may include working capital needs, capital expenditures, acquisitions and investments, paying interest and servicing debt, paying taxes and any related interest or penalties, funding its restructuring activities and pension plans as required, paying dividends to shareholders, repurchasing shares of the Company’s common stock and supporting other business needs.
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
While repatriation of some cash held outside the United States may be restricted by local laws, most of the Company’s foreign cash could be repatriated to the United States. Following enactment of the TCJA, in general, repatriation of cash to the United States can be completed with no incremental U.S. tax; however, repatriation of cash could subject the Company to non-U.S. taxes on distributions. The cash that the Company’s non-U.S. subsidiaries hold for indefinite reinvestment is generally used to finance non-U.S. operations and investments, including acquisitions. The income taxes, if any, applicable to such earnings including basis differences in our non-U.S. subsidiaries are not readily determinable. As of December 31, 2023, management believes that it has sufficient sources of liquidity to satisfy its cash needs, including its cash needs in the United States.
During 2023, the Company contributed $10 million to its U.S. defined benefit pension plans and $36 million to its non-U.S. defined benefit pension plans. During 2024, the Company’s cash contribution requirements for its U.S. and its non-U.S. defined benefit pension plans are forecasted to be approximately $9 million and $35 million, respectively. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.

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
Acquired Intangibles—The Company’s business acquisitions, including the Abcam and Aldevron acquisitions, typically result in the recognition of goodwill, developed technology and other intangible assets, which affect the amount of future period amortization expense and possible impairment charges that the Company may incur. The fair values of acquired intangibles are determined using information available near the acquisition date based on estimates and assumptions that are deemed reasonable by the Company. Significant assumptions include the discount rates and certain assumptions that form the basis of the forecasted results of the acquired business including earnings before interest, taxes, depreciation and amortization (“EBITDA”), revenue, revenue growth rates, royalty rates and technology obsolescence rates. These assumptions are forward looking and could be affected by future economic and market conditions. The Company engages third-party valuation specialists who review the Company’s critical assumptions and calculations of the fair value of acquired intangible assets in connection with significant acquisitions. In connection with the Abcam Acquisition during the year ended December 31, 2023, the Company recognized aggregate goodwill of approximately $3.9 billion and intangible assets of approximately $2.1 billion. Refer to Notes 1, 2 and 11 to the Consolidated Financial Statements for a description of the Company’s policies relating to goodwill, acquired intangibles and acquisitions.
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
As of December 31, 2023, the Company had five reporting units for goodwill impairment testing. Reporting units resulting from recent acquisitions generally present the highest risk of impairment. Management believes the impairment risk associated with these reporting units generally decreases as these businesses are integrated into the Company and better positioned for potential future earnings growth. The Company’s annual goodwill impairment analysis in 2023 indicated that in all instances, the fair values of the Company’s reporting units exceeded their carrying values and consequently did not result in an impairment charge. The excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of the Company’s reporting units as of the annual testing date ranged from approximately 140% to approximately 495%. To evaluate the sensitivity of the fair value calculations used in the goodwill impairment test, the Company applied a hypothetical 10% decrease to the fair values of each reporting unit and compared those hypothetical values to the reporting unit carrying values. Based on this hypothetical 10% decrease, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of the Company’s reporting units ranged from approximately 115% to approximately 435%.
The Company reviews identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment loss occurred for finite-lived intangibles requires a comparison of the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset. These analyses require management to make judgments and estimates about future revenues, expenses, market conditions and discount rates related to these assets. Indefinite-lived intangibles are subject to impairment testing at least annually or more frequently if events or changes in circumstances indicate that potential impairment exists. Determining whether an impairment loss occurred for indefinite-lived intangible assets involves calculating the fair value of the indefinite-lived intangible assets and comparing the fair value to their carrying value. If the fair value is less than the carrying value, the difference is recorded as an impairment loss. Refer to Note 11 to the Consolidated Financial Statements for a description of intangible assets impairment charges recorded during 2023.
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
In addition, certain of the Company’s tax returns are currently under review by tax authorities including in Denmark and the United States (refer to “—Results of Operations—Income Taxes” and Note 7 to the Consolidated Financial Statements). Management believes the positions taken in these returns are in accordance with the relevant tax laws and does not expect the resolution of these matters to have a future material adverse impact to the Company’s financial statements, including its cash flows and effective tax rate. However, the outcome of these audits is uncertain.
An increase of 1.0% in the Company’s 2023 nominal tax rate would have resulted in an additional income tax provision for continuing operations for the year ended December 31, 2023 of $50 million.
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
Realized and unrealized gains and losses for these investments in equity securities and partnerships are recorded in other income (expense), net, in the Consolidated Statements of Earnings. A 10% decrease in the carrying value of the Company’s investments in equity securities and partnerships as of December 31, 2023 would result in a loss of approximately $165 million.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework” (2013 framework). Based on this assessment, management concluded that, as of December 31, 2023, the Company’s internal control over financial reporting is effective.
The Company completed the acquisition of Abcam plc (“Abcam”) on December 6, 2023. Since the Company has not yet fully incorporated the internal controls and procedures of Abcam into the Company’s internal control over financial reporting, management excluded Abcam from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. Abcam constituted 8% of the Company’s total assets as of December 31, 2023 and less than 1% of the Company’s total revenues for the year then ended.
The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report dated February 21, 2024 appears on page 56 of this Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Danaher Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Danaher Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Danaher Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
As indicated in the accompanying Report of Management on Danaher Corporation’s Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Abcam plc, acquired on December 6, 2023, which is included in the 2023 consolidated financial statements of the Company and constituted 8% of total assets as of December 31, 2023 and less than 1% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Abcam plc.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 21, 2024 expressed an unqualified opinion thereon.
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
February 21, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Danaher Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Danaher Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2024 expressed an unqualified opinion thereon.
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

Uncertain Tax Positions
Description of the Matter
As discussed in Note 7 to the consolidated financial statements, the Company operates in the U.S. and multiple international tax jurisdictions and as a result files numerous tax returns in those locations. Uncertainty in a tax position may arise for multiple reasons, including because tax laws are subject to interpretation. The Company applies the applicable tax law and judgment to (1) determine whether, based on the technical merits, a tax position is more likely than not to be sustained and (2) measure the amount of tax benefit that qualifies for recognition. As of December 31, 2023, the Company’s gross unrecognized tax benefits related to uncertain tax positions were approximately $1.2 billion. Auditing the recognition and measurement of certain of the Company’s tax positions including the evaluation of whether such tax position is more likely than not to be sustained, and if applicable the measurement of the benefit, is complex and required the use of tax subject matter resources.

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
Tysons, Virginia
February 21, 2024

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in millions, except per share amount)

	As of December 31
	2023	2022
ASSETS
Current assets:
Cash and equivalents	$5,864	$5,995
Trade accounts receivable, less allowance for doubtful accounts of $120 as of December 31, 2023 and $92 as of December 31, 2022	3,922	4,102
Inventories	2,594	2,765
Prepaid expenses and other current assets	1,557	1,741
Current assets, discontinued operations	—	1,280
Total current assets	13,937	15,883
Property, plant and equipment, net	4,553	3,709
Other long-term assets	3,644	4,160
Goodwill	41,608	37,276
Other intangible assets, net	20,746	19,821
Other assets, discontinued operations	—	3,501
Total assets	$84,488	$84,350

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$1,695	$591
Trade accounts payable	1,766	1,856
Accrued expenses and other liabilities	4,813	4,815
Current liabilities, discontinued operations	—	1,127
Total current liabilities	8,274	8,389
Other long-term liabilities	6,017	6,498
Long-term debt	16,707	19,086
Long-term liabilities, discontinued operations	—	287
Stockholders’ equity:
Preferred stock, no par value, 15.0 million shares authorized; no shares issued and outstanding as of December 31, 2023; 1.72 million shares of 5.00% Mandatory Convertible Preferred Stock, Series B, issued and outstanding as of December 31, 2022	—	1,668
Common stock - $0.01 par value, 2.0 billion shares authorized; 880.5 million issued and 739.2 million outstanding as of December 31, 2023; 869.3 million issued and 728.3 million outstanding as of December 31, 2022	9	9
Additional paid-in capital	14,151	12,072
Retained earnings	41,074	39,205
Accumulated other comprehensive income (loss)	(1,748)	(2,872)
Total Danaher stockholders’ equity	53,486	50,082
Noncontrolling interests	4	8
Total stockholders’ equity	53,490	50,090
Total liabilities and stockholders’ equity	$84,488	$84,350
See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)

	Year Ended December 31
	2023	2022		2021
Sales	$23,890	$26,643		$24,802
Cost of sales	(9,856)	(10,455)		(9,563)
Gross profit	14,034	16,188		15,239
Operating costs:
Selling, general and administrative expenses	(7,329)	(7,124)		(6,817)
Research and development expenses	(1,503)	(1,528)		(1,498)
Other operating expenses	—	—		(547)
Operating profit	5,202	7,536		6,377
Nonoperating income (expense):
Other income (expense), net	(175)	(227)		450
Loss on early extinguishment of borrowings	—	—		(96)
Interest expense	(286)	(204)		(231)
Interest income	303	41		11
Earnings from continuing operations before income taxes	5,044	7,146		6,511
Income taxes	(823)	(818)		(1,064)
Net earnings from continuing operations	4,221	6,328		5,447
Earnings from discontinued operations, net of income taxes	543	881		986
Net earnings	4,764	7,209		6,433
Mandatory convertible preferred stock dividends	(21)	(106)		(164)
Net earnings attributable to common stockholders	$4,743	$7,103		$6,269

Net earnings per common share from continuing operations:
Basic	$5.70	$8.58		$7.39
Diluted	$5.65	$8.47		$7.28
Net earnings per common share from discontinued operations:
Basic	$0.74	$1.22		$1.38
Diluted	$0.73	$1.20		$1.34
Net earnings per common share:
Basic	$6.44	$9.80		$8.77
Diluted	$6.38	$9.66	*	$8.61	*
Average common stock and common equivalent shares outstanding:
Basic	736.5	725.1		714.6
Diluted	743.1	737.1		736.8
*    Net earnings per common share amount does not add due to rounding.
See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)

	Year Ended December 31
	2023	2022	2021
Net earnings	$4,764	$7,209	$6,433
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	215	(2,105)	(1,284)
Pension and postretirement plan benefit adjustments	(51)	209	378
Cash flow hedge adjustments	(14)	51	247
Total other comprehensive income (loss), net of income taxes	150	(1,845)	(659)
Comprehensive income	$4,914	$5,364	$5,774
See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 ($ in millions)

	Year Ended December 31
	2023	2022	2021
Preferred stock:
Balance, beginning of period	$1,668	$3,268	$3,268
Conversion of Mandatory Convertible Preferred Stock to common stock	(1,668)	(1,600)	—
Balance, end of period	$—	$1,668	$3,268
Common stock:
Balance, beginning and end of period	$9	$9	$9
Additional paid-in capital:
Balance, beginning of period	$12,072	$10,090	$9,698
Common stock-based award activity	421	396	335
Common stock issued in connection with Mandatory Convertible Preferred Stock conversions	1,668	1,600	—
Common stock issued in connection with acquisitions	—	—	23
Common stock issued in connection with LYONs’ conversions	—	—	34
Acquisition of noncontrolling interests	—	(14)	—
Distribution of Veralto Corporation	(10)	—	—
Balance, end of period	$14,151	$12,072	$10,090
Retained earnings:
Balance, beginning of period	$39,205	$32,827	$27,159
Net earnings	4,764	7,209	6,433
Common stock dividends declared	(773)	(725)	(601)
Mandatory Convertible Preferred Stock dividends declared	(21)	(106)	(164)
Distribution of Veralto Corporation	(2,101)	—	—
Balance, end of period	$41,074	$39,205	$32,827
Accumulated other comprehensive income (loss):
Balance, beginning of period	$(2,872)	$(1,027)	$(368)
Distribution of Veralto Corporation	974	—	—
Other comprehensive income (loss)	150	(1,845)	(659)
Balance, end of period	$(1,748)	$(2,872)	$(1,027)
Noncontrolling interests:
Balance, beginning of period	$8	$10	$11
Distribution of Veralto Corporation	(4)	—	—
Change in noncontrolling interests	—	(2)	(1)
Balance, end of period	$4	$8	$10
Total stockholders’ equity, end of period	$53,490	$50,090	$45,177
See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Year Ended December 31
	2023	2022	2021
Cash flows from operating activities:
Net earnings	$4,764	$7,209	$6,433
Less: earnings from discontinued operations, net of income taxes	(543)	(881)	(986)
Net earnings from continuing operations	4,221	6,328	5,447
Noncash items:
Depreciation	675	698	674
Amortization of intangible assets	1,491	1,434	1,388
Amortization of acquisition-related inventory fair value step-up	8	—	59
Stock-based compensation expense	306	295	184
Contract settlement expense	—	—	542
Pretax loss on early extinguishment of borrowings	—	—	96
Pretax gain on sale of product lines and investment (gains) losses	182	271	(406)
Change in deferred income taxes	(1,204)	(582)	(102)
Change in trade accounts receivable, net	322	(389)	(597)
Change in inventories	185	(448)	(427)
Change in trade accounts payable	(149)	(18)	484
Change in prepaid expenses and other assets	419	(73)	17
Change in accrued expenses and other liabilities	34	97	64
Total operating cash provided by continuing operations	6,490	7,613	7,423
Total operating cash provided by discontinued operations	674	906	935
Net cash provided by operating activities	7,164	8,519	8,358
Cash flows from investing activities:
Cash paid for acquisitions	(5,610)	(582)	(10,901)
Payments for additions to property, plant and equipment	(1,383)	(1,118)	(1,240)
Proceeds from sales of property, plant and equipment	12	9	13
Payments for purchases of investments	(172)	(523)	(925)
Proceeds from sales of investments	61	18	126
All other investing activities	44	51	37
Total cash used in investing activities from continuing operations	(7,048)	(2,145)	(12,890)
Total investing cash used in discontinued operations	(33)	(89)	(97)
Net cash used in investing activities	(7,081)	(2,234)	(12,987)
Cash flows from financing activities:
Proceeds from the issuance of common stock in connection with stock-based compensation	68	31	86
Payment of dividends	(821)	(818)	(742)
Net (repayments of) proceeds from borrowings (maturities of 90 days or less)	(1,006)	(723)	2,265
Proceeds from borrowings (maturities longer than 90 days)	—	—	984
Repayments of borrowings (maturities longer than 90 days)	(620)	(965)	(1,186)
Distribution from discontinued operations	2,600	—	—
Make-whole premiums to redeem borrowings prior to maturity	—	—	(96)
All other financing activities	(67)	(95)	(16)
Net cash provided by (used in) financing activities for continuing operations	154	(2,570)	1,295
Cash distributions to Veralto Corporation, net	(427)	—	—
Net cash (used in) provided by financing activities	(273)	(2,570)	1,295
Effect of exchange rate changes on cash and equivalents	59	(306)	(115)
Net change in cash and equivalents	(131)	3,409	(3,449)
Beginning balance of cash and equivalents	5,995	2,586	6,035
Ending balance of cash and equivalents	$5,864	$5,995	$2,586

Supplemental disclosure:
Distribution of noncash net assets to Veralto Corporation	$(1,674)	$—	$—
See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business—Danaher Corporation (“Danaher” or the “Company”) designs, manufactures and markets professional, medical and industrial products and services, which are typically characterized by strong brand names, innovative technology and major market positions. As of December 31, 2023, the Company operates in three business segments:
•The Biotechnology segment includes the bioprocessing and discovery and medical businesses and offers a broad range of equipment, consumables and services that are primarily used by customers to advance and accelerate the research, development, manufacture and delivery of biological medicines. The biotherapeutics that the Company’s solutions support range from replacement therapies such as insulin, vaccines, recombinant proteins and other biologic drugs, to novel cell, gene, mRNA and other nucleic acid therapies.
•The Life Sciences segment offers a broad range of instruments, consumables, services and software that are primarily used by customers to study genomics and the basic building blocks of life, including DNA and RNA, nucleic acid, proteins, metabolites and cells, in order to understand the causes of disease, identify new therapies, and test and manufacture new drugs, vaccines and gene editing technologies. Additionally, the segment provides products and consumables used to filter and remove contaminants from a variety of liquids and gases in many end-market applications.
•The Diagnostics segment offers clinical instruments, consumables, software and services that hospitals, physicians’ offices, reference laboratories and other critical care settings use to diagnose disease and make treatment decisions.
Refer to Notes 2 and 3 for a discussion of significant acquisitions and discontinued operations, including the disposal of the Company’s former Environmental & Applied Solutions segment.
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
Accounts Receivable and Allowances for Doubtful Accounts—All trade accounts, contract and finance receivables are reported on the accompanying Consolidated Balance Sheets adjusted for any write-offs and net of allowances for doubtful accounts. The allowances for doubtful accounts represent management’s best estimate of the expected future credit losses from the Company’s trade accounts, contract and finance receivable portfolios. Determination of the allowances requires management to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the provision for credit losses and, therefore, net earnings. The Company regularly performs detailed reviews of its portfolios to determine if an impairment has occurred and evaluates the collectability of receivables based on a combination of various financial and qualitative factors that may affect customers’ ability to pay, including customers’ financial condition, collateral, debt-servicing ability, past payment experience and credit bureau information. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the recognized receivable to the amount reasonably expected to be collected. Additions to the allowances for doubtful accounts are charged to current period earnings, amounts determined to be uncollectible are charged directly against the allowances, while amounts recovered on previously written-off accounts increase the allowances. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves would be required. The Company does not believe that trade accounts receivable represents significant concentrations of credit risk because of the diversified portfolio of individual customers and geographical areas. The Company’s allowance for doubtful accounts as of December 31, 2023 reflects the Company’s best estimate of the expected future losses for its accounts receivables; however, these estimates may change and future actual losses may differ from the Company’s estimates. The Company will continue to monitor economic conditions and will revise the estimates of the expected future losses for accounts receivable as necessary. The Company recorded $43 million, $20 million and $27 million of expense associated with doubtful accounts related to continuing operations for the years ended December 31, 2023, 2022 and 2021, respectively.
Included in the Company’s trade accounts receivable and other long-term assets as of December 31, 2023 and 2022 are $133 million and $125 million of net aggregate financing receivables, respectively. All financing receivables are evaluated for impairment based on individual customer credit profiles.
Inventories—Inventories include the costs of material, labor and overhead. Inventories are stated at the lower of cost and net realizable value primarily using the first-in, first-out method.
The classes of inventory as of December 31 are summarized as follows ($ in millions):

	2023	2022
Finished goods	$1,282	$1,359
Work in process	459	422
Raw materials	853	984
Total	$2,594	$2,765
Prepaid Expenses and Other Current Assets—Prepaid expenses and other current assets primarily result from advance payments to vendors for good and services and are capitalized until the related goods are received or services are performed and advance payments to tax authorities. Included in the Company’s prepaid expenses and other current assets as of December 31, 2023 and 2022 are prepaid expenses of $771 million and $700 million, respectively, and taxes receivable for income and other taxes of $715 million and $962 million, respectively.
Property, Plant and Equipment—Property, plant and equipment are carried at cost. The provision for depreciation has been computed principally by the straight-line method based on the estimated useful lives of the depreciable assets as follows:

Category	Useful Life
Buildings	30 years
Leased assets and leasehold improvements	Amortized over the lesser of the economic life of the asset or the term of the lease
Machinery and equipment	3 – 10 years
Customer-leased equipment	5 – 7 years
Estimated useful lives are periodically reviewed and, when appropriate, changes to estimates are made prospectively.
The classes of property, plant and equipment as of December 31 are summarized as follows ($ in millions):

	2023	2022
Land and improvements	$210	$201
Buildings	2,269	1,795
Machinery and equipment	4,106	3,477
Customer-leased equipment	1,794	1,669
Gross property, plant and equipment	8,379	7,142
Less: accumulated depreciation	(3,826)	(3,433)
Property, plant and equipment, net	$4,553	$3,709
Investments—Investments over which the Company has a significant influence but not a controlling interest, are accounted for using the equity method of accounting which requires the Company to record its initial investment at cost and adjust the balance each period for the Company’s share of the investee’s income or loss and dividends paid. The Company also invests in start-up companies where the Company has neither control of nor significant influence over the investee. The Company measures these non-marketable equity securities at fair value and recognizes changes in fair value in net earnings. For securities without readily available fair values, the Company has elected the measurement alternative to record these investments at cost and to adjust for impairments and observable price changes with a same or similar security from the same issuer within net earnings (the “Fair Value Alternative”). Additionally, the Company is a

limited partner in partnerships that invest in start-up companies. While the partnerships record these investments at fair value, the Company’s investment in the partnerships is accounted for under the equity method of accounting. The Company made minority investments in equity method investments and non-marketable equity securities totaling $172 million, $523 million and $925 million in 2023, 2022 and 2021, respectively, including investments in partnerships of $71 million, $283 million and $662 million in 2023, 2022 and 2021, respectively. The Company recorded net realized and unrealized gains and losses related to changes in the fair value of these investments, as well as impairments to equity-method investments in other income (expense), net, in the accompanying Consolidated Statements of Earnings. Refer to Notes 9 and 12 for additional information about the Company’s investments.
Other Assets—Other assets principally include operating lease right-of-use (“ROU”) assets, noncurrent deferred tax assets and other investments.
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
Revenue Recognition—The Company derives revenues primarily from the sale of Biotechnology, Life Sciences and Diagnostics products and services. Revenue is recognized when control of the promised products or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services (the transaction price). A performance obligation is a promise in a contract to transfer a distinct product or service to a customer and is the unit of account under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. For equipment and consumables sold by the Company, control transfers to the customer at a point in time. To indicate the transfer of control, the Company must have a present right to payment, legal title must have passed to the customer, the customer must have the significant risks and rewards of ownership, and where acceptance is not a formality, the customer must have accepted the product or service. The Company’s principal terms of sale are Free On Board (“FOB”) Shipping Point, or equivalent, and, as such, the Company primarily transfers control and records revenue for product sales upon shipment. Sales arrangements with delivery terms that are not FOB Shipping Point are not recognized upon shipment and the transfer of control for revenue recognition is evaluated based on the associated shipping terms and customer obligations. If a performance obligation to the customer with respect to a sales transaction remains to be fulfilled following shipment (typically installation or acceptance by the customer), revenue recognition for that performance obligation is deferred until such commitments have been fulfilled. Returns for products sold are estimated and recorded as a reduction of revenue at the time of sale. Customer allowances and rebates, consisting primarily of volume discounts and other short-term incentive programs, are recorded as a reduction of revenue at the time of sale because these allowances reflect a reduction in the transaction price. Product returns, customer allowances and rebates are estimated based on historical experience and known trends. For extended warranty and service, control transfers to the customer over the term of the arrangement and revenue is recognized based upon the period of time elapsed under the arrangement. Revenue for other long-term contracts is generally recognized based upon the cost-to-cost measure of progress, provided that the Company meets the criteria associated with transferring control of the good or service over time.
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

Accumulated Other Comprehensive Income (Loss)—Accumulated other comprehensive income (loss) refers to certain gains and losses that under GAAP are included in comprehensive income (loss) but are excluded from net earnings as these amounts are initially recorded as an adjustment to stockholders’ equity. Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. Cash flow hedge adjustments reflect the gains or losses on the derivative contract designated as the hedging instrument. Pension and postretirement plan benefit adjustments relate to unrecognized prior service credits and actuarial gains and losses. Refer to Notes 15, 16 and 19 for additional information.
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
Accounting Standards Recently Adopted—In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU requires companies to apply the definition of a performance obligation under ASC 606 to recognize and measure contract assets and contract liabilities (i.e., deferred revenue) relating to contracts with customers acquired in a business combination. Prior to the adoption of this ASU, an acquirer generally recognized assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. The ASU results in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC 606. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company early adopted the ASU effective January 1, 2021 and did not apply the standard to immaterial transactions that occurred in 2021. The impact of the adoption of the ASU was not significant.
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
In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832), which requires annual disclosures of transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. These required disclosures include information on the nature of transactions and related accounting policies used to account for transactions, detail on the line items on the balance sheet and income statement affected by these transactions including amounts applicable to each line, and significant terms and conditions of the transactions including commitments and contingencies. The Company prospectively adopted the ASU effective January 1, 2022 and applied the disclosure guidance to all transactions within the scope of the ASU that were reflected in the financial statements at the date of initial application and new transactions that are entered into subsequent to the date of initial application. The Company accounts for the government assistance transactions by analogy to the grant accounting model in International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance.
The Company receives various forms of government assistance, primarily through grants related to the development of new products and the expansion of production capacity. During 2021, certain agencies of the U.S. government, including the Biomedical Advanced Research and Development Authority (“BARDA”) within the U.S. Department of Health and Human Services, agreed to finance an expansion of production capacity related to chromatography, liquid cell culture media, buffers and cell culture powder media and single-use consumables at certain of the Company’s Biotechnology businesses and the development of diagnostics testing technologies and the expansion of testing production capacity at certain of the Company’s Diagnostics businesses. The Company’s businesses may enter into similar agreements in the future. In consideration of this financing, the U.S. government has certain rights, including rights with respect to the allocation of certain of the incremental production capacity associated with such expansion and/or rights in intellectual property produced with its financial assistance. The amount awarded pursuant to these grants in 2021 totaled $568 million and is being paid over periods ranging from one year to four years. In 2023 and 2022, the Company recorded amounts related to these grants and other government assistance that offset operating expenses of $51 million and $49 million, respectively, and purchases of property, plant and equipment of $136 million and $87 million, respectively. Property, plant and equipment purchased using funds provided by governments are recorded net of government assistance.
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
In August 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement. The ASU requires that a joint venture apply a new basis of accounting upon formation in which the joint venture will recognize and initially measure its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance). The ASU is effective prospectively for all joint venture formations with a formation date on or after January 1, 2025, with early adoption permitted. The Company early adopted the ASU effective September 30, 2023 on a prospective basis.
Accounting Standards Not Yet Adopted—In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures. The ASU requires additional disclosures about reportable segments’ significant expenses on an interim and annual basis. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. The Company is assessing the impact of this ASU on the Company's disclosures.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. The ASU expands disclosures in the income tax rate reconciliations table and cash taxes paid and is effective for annual periods beginning after December 15, 2024. The Company is assessing the impact of the ASU on the Company’s disclosures.

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
The following briefly describes the Company’s acquisition activity for the three years ended December 31, 2023.
On December 6, 2023, the Company acquired Abcam plc (“Abcam”) for a cash purchase price of approximately $5.6 billion (the “Abcam Acquisition”). Abcam is a leading global supplier of protein consumables, including highly validated antibodies, reagents, biomarkers and assays to address targets in biological pathways that are critical for advancing drug discovery, life sciences research and diagnostics. Abcam is now part of the Company’s Life Sciences segment. Abcam generated revenues of approximately £362 million in 2022. The acquisition of Abcam has provided and is expected to provide the Company additional sales and earnings opportunities in the proteomics sector. The Company financed the Abcam Acquisition using cash on hand. The Company preliminarily recorded approximately $3.9 billion of goodwill related to the Abcam Acquisition. The Company is continuing to evaluate certain pre-acquisition contingencies associated with its 2023 acquisition of Abcam (due to the acquisition’s open measurement period) and is also in the process of obtaining valuations of certain acquisition-related assets and liabilities in connection with the acquisition. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.
During 2022, the Company acquired 7 businesses for total consideration of $582 million in cash, net of cash acquired. The businesses acquired complement existing units of each of the Company’s three segments. The Company preliminarily recorded an aggregate of $389 million of goodwill related to these acquisitions. The aggregate annual sales of the 7 businesses acquired in 2022, at the time of their acquisition, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $58 million.
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
During 2021, in addition to the Aldevron Acquisition, the Company acquired 11 businesses for total consideration of approximately $1.3 billion in cash, net of cash acquired. The businesses acquired complement existing units of each of the Company’s three segments. The Company recorded an aggregate of approximately $1.0 billion of goodwill related to these acquisitions. The aggregate annual sales of the 11 other businesses acquired in 2021 at the time of their acquisition, in each case based on the company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $96 million.
The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition ($ in millions):

	2023	2022	2021
Trade accounts receivable	$86	$4	$64
Inventories	94	7	119
Property, plant and equipment	158	9	162
Goodwill	3,851	389	7,187
Other intangible assets, primarily developed technology, trade names and customer relationships	2,146	200	4,009
Trade accounts payable	(32)	(1)	(23)
Deferred tax liabilities	(519)	(10)	(365)
Other assets and liabilities, net	(49)	(16)	(177)
Net assets acquired	5,735	582	10,976
Less: noncash consideration	(125)	—	(75)
Net cash consideration	$5,610	$582	$10,901

The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the individually significant acquisition in 2021 discussed above, and all of the other 2021 acquisitions as a group ($ in millions):

	Aldevron	Other	Total
Trade accounts receivable	$46	$18	$64
Inventories	93	26	119
Property, plant and equipment	150	12	162
Goodwill	6,149	1,038	7,187
Other intangible assets, primarily developed technology, trade names and customer relationships	3,483	526	4,009
Trade accounts payable	(15)	(8)	(23)
Deferred tax liabilities	(249)	(116)	(365)
Other assets and liabilities, net	(73)	(104)	(177)
Net assets acquired	9,584	1,392	10,976
Less: noncash consideration	(23)	(52)	(75)
Net cash consideration	$9,561	$1,340	$10,901
Transaction-related costs for the Abcam Acquisition were $27 million for the year ended December 31, 2023 and for the Aldevron Acquisition were $28 million for the year ended December 31, 2021. The Company’s earnings for 2023 also reflect the pretax impact of $68 million of non-recurring acquisition date fair value adjustments to inventory and the settlement of pre-acquisition share-based payment awards, both related to the Abcam Acquisition. The Company’s earnings for 2021 also reflect the pretax impact of $30 million of non-recurring acquisition date fair value adjustments to inventory related to the Aldevron Acquisition. In addition, the Company’s earnings for 2021 reflect the pretax impact of $46 million of non-recurring acquisition date fair value adjustments to inventory and deferred revenue related to the acquisition of Cytiva in 2020. Transaction-related costs and acquisition-related fair value adjustments attributable to other acquisitions were not material for the years ended December 31, 2023, 2022 or 2021.
Pro Forma Financial Information (Unaudited)
The unaudited pro forma information for the periods set forth below gives effect to the 2023 and 2022 acquisitions as if they had occurred as of January 1, 2022, including the results from operations for the acquired business as well as the impact of assumed financing of the transaction and the impact of the purchase price allocation (including the amortization of acquired intangible assets). The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time ($ in millions except per share amounts):

	2023	2022
Sales	$24,335	$27,132
Net earnings from continuing operations	4,181	6,064
Diluted net earnings per common share from continuing operations (a)	5.60	8.11
(a) Diluted net earnings from continuing operations is calculated by taking net earnings from continuing operations and deducting the anti-dilutive MCPS dividends.
The 2023 unaudited pro forma net earnings from continuing operations set forth above were adjusted to exclude the pretax impact of $68 million of non-recurring acquisition date fair value adjustments to inventory and the settlement of pre-acquisition share-based payment awards related to the Abcam Acquisition. The 2022 unaudited pro forma net earnings from continuing operations were adjusted to include the impact of these items. In addition, acquisition-related transaction costs of $27 million pretax for the year ended December 31, 2023 associated with the Abcam Acquisition were excluded from pro forma net earnings from continuing operations.

NOTE 3. DISCONTINUED OPERATIONS
Veralto Corporation Separation
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
In preparation for the Separation, in September 2023 Veralto issued approximately $2.6 billion in debt securities (refer to Note 14). The proceeds from these issuances were used to fund the approximately $2.6 billion net cash distributions Veralto made to Danaher prior to the Distribution Date (“Veralto Distribution”). Danaher used a portion of the Veralto Distribution proceeds to redeem approximately $1.0 billion of commercial paper. The Company has also used, and intends to use, the balance of the Veralto Distribution proceeds to satisfy bond maturities and to fund certain of the Company’s regular, quarterly cash dividends to shareholders.
The accounting requirements for reporting Veralto as a discontinued operation were met when the Separation was completed. Accordingly, the accompanying Consolidated Financial Statements for all periods presented reflect this business as a discontinued operation. The Company allocated a portion of the consolidated interest expense to discontinued operations based on the ratio of the discontinued business’ net assets to the Company’s consolidated net assets.
As a result of the Separation, the Company incurred $145 million and $9 million in Separation-related costs during the years ended December 31, 2023 and 2022, respectively, which are reflected in earnings from discontinued operations, net of income taxes in the accompanying Consolidated Statements of Earnings. These costs primarily relate to professional fees associated with preparation of regulatory filings and activities within finance, tax, legal and information technology functions as well as certain investment banking fees and tax costs incurred upon the Separation.
In connection with the Separation, Danaher and Veralto entered into various agreements to effect the Separation and provide a framework for their relationship after the Separation, including a separation and distribution agreement, transition services agreement, an employee matters agreement, a tax matters agreement, an intellectual property matters agreement and a Danaher Business System (“DBS”) license agreement. These agreements provide for the allocation between Danaher and Veralto of assets, employees, liabilities and obligations (including investments, property and employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after Veralto’s separation from Danaher and govern certain relationships between Danaher and Veralto after the Separation. In addition, Danaher is also party to various commercial agreements with Veralto entities. The amounts paid and received by Danaher for transition services provided under the above agreements as well as sales and purchases to and from Veralto were not material to the Company’s results of operations for the year ended December 31, 2023.
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

The key components of income from both the Veralto and Fortive businesses from discontinued operations for the years ended December 31 were as follows ($ in millions):

	2023	2022	2021
Sales	$3,712	$4,828	$4,651
Cost of sales	(1,556)	(2,067)	(1,938)
Selling, general and administrative expenses	(1,236)	(1,392)	(1,381)
Research and development expenses	(168)	(217)	(244)
Other income (expense)	(14)	1	6
Interest expense	(7)	(7)	(7)
Income from discontinued operations before income taxes	731	1,146	1,087
Income tax expense	(188)	(265)	(101)
Earnings from discontinued operations, net of income taxes	$543	$881	$986
The following table summarizes the major classes of assets and liabilities of the Veralto-related discontinued operations that were included in the Company’s accompanying Consolidated Balance Sheet as of December 31, 2022 ($ in millions):

Assets:
Trade accounts receivable, net	$816
Inventories	345
Prepaid expenses and other current assets	119
Property, plant and equipment, net	247
Goodwill	2,476
Other intangible assets, net	479
Other long-term assets	299
Total assets, discontinued operations	$4,781
Liabilities:
Trade accounts payable	$440
Accrued expenses and other liabilities	687
Other long-term liabilities	287
Total liabilities, discontinued operations	$1,414

NOTE 4. NET EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS
Basic net earnings per share from continuing operations (“EPS”) is calculated by taking net earnings from continuing operations less the MCPS dividends divided by the weighted average number of common shares outstanding for the applicable period. Diluted net EPS from continuing operations is computed by taking net earnings from continuing operations less the MCPS dividends divided by the weighted average number of common shares outstanding increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased with the proceeds from the issuance of the potentially dilutive shares. For the years ended December 31, 2023 and 2022, 3.5 million and 1.4 million options to purchase shares, respectively, were excluded from the diluted earnings per share calculation, as the impact of their inclusion would have been anti-dilutive. For the year ended December 31, 2021, no options to purchase shares were excluded from the diluted earnings per share calculation.
Basic and diluted EPS are computed independently for each quarter and annual period, which involves the use of different weighted-average share count figures relating to quarterly and annual periods. As a result, and after factoring the effect of rounding to the nearest cent per share, the sum of prior quarter-to-date EPS figures may not equal annual EPS.
On April 17, 2023, all outstanding shares of the MCPS Series B converted into 8.6 million shares of the Company’s common stock. The impact of the MCPS Series B calculated under the if-converted method was anti-dilutive for each of the years ended December 31, 2023, 2022 and 2021 and as such 2.5 million, 8.6 million and 8.6 million shares, respectively, underlying the MCPS Series B were excluded in the calculation of diluted EPS and the related MCPS Series B dividends of $21 million, $86 million and $86 million, respectively, were included in the calculation of net earnings for diluted EPS for the period.

On April 15, 2022, all outstanding shares of the MCPS Series A converted into 11.0 million shares of the Company’s common stock. The impact of the MCPS Series A calculated under the if-converted method was dilutive for both of the years ended December 31, 2022 and 2021, and as such 3.0 million and 11.0 million shares, respectively, underlying the MCPS Series A were included in the calculation of diluted EPS and the related MCPS Series A dividends of $20 million and $78 million were excluded from the calculation of net earnings for diluted EPS for the periods. Refer to Note 19 for additional information about the MCPS Series A and B conversions.
Information related to the calculation of net earnings per common share from continuing operations for the years ended December 31 is summarized as follows ($ and shares in millions, except per share amounts):

	2023	2022	2021
Numerator:
Net earnings from continuing operations	$4,221	$6,328	$5,447
MCPS dividends	(21)	(106)	(164)
Net earnings from continuing operations attributable to common stockholders for Basic EPS	4,200	6,222	5,283
Adjustment for MCPS dividends for dilutive MCPS	—	20	78
Net earnings from continuing operations attributable to common stockholders after assumed conversions for Diluted EPS	$4,200	$6,242	$5,361

Denominator:
Weighted average common shares outstanding used in Basic EPS	736.5	725.1	714.6
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	6.6	9.0	11.2
Weighted average MCPS converted shares	—	3.0	11.0
Weighted average common shares outstanding used in Diluted EPS	743.1	737.1	736.8

Basic EPS from continuing operations	$5.70	$8.58	$7.39
Diluted EPS from continuing operations	$5.65	$8.47	$7.28

NOTE 5. REVENUE
The following table presents the Company’s revenues disaggregated by geographical region and revenue type ($ in millions). Sales taxes and other usage-based taxes collected from customers are excluded from revenue.

	Biotechnology	Life Sciences	Diagnostics	Total
Year ended December 31, 2023:
Geographical region:
North America(a)	$2,454	$2,999	$4,508	$9,961
Western Europe	2,407	1,519	1,542	5,468
Other developed markets(b)	329	510	431	1,270
High-growth markets(c)	1,982	2,113	3,096	7,191
Total	$7,172	$7,141	$9,577	$23,890

Revenue type:
Recurring	$5,897	$4,360	$8,425	$18,682
Nonrecurring	1,275	2,781	1,152	5,208
Total	$7,172	$7,141	$9,577	$23,890

Year ended December 31, 2022:
Geographical region:
North America(a)	$3,054	$3,154	$5,522	$11,730
Western Europe	2,645	1,377	1,837	5,859
Other developed markets(b)	358	506	481	1,345
High-growth markets(c)	2,701	1,999	3,009	7,709
Total	$8,758	$7,036	$10,849	$26,643

Revenue type:
Recurring	$6,958	$4,220	$9,698	$20,876
Nonrecurring	1,800	2,816	1,151	5,767
Total	$8,758	$7,036	$10,849	$26,643

Year ended December 31, 2021:
Geographical region:
North America(a)	$2,899	$2,534	$4,365	$9,798
Western Europe	2,497	1,540	1,840	5,877
Other developed markets(b)	368	508	481	1,357
High-growth markets(c)	2,806	1,806	3,158	7,770
Total	$8,570	$6,388	$9,844	$24,802

Revenue type:
Recurring	$6,772	$3,756	$8,607	$19,135
Nonrecurring	1,798	2,632	1,237	5,667
Total	$8,570	$6,388	$9,844	$24,802
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

The Company’s products and services primarily consist of life science research and manufacturing, and medical diagnostic, products and services. The Company sells equipment to customers as well as consumables, software and services, some of which customers purchase on a recurring basis. Consumables sold for use with the equipment sold by the Company are typically critical to the use of the equipment and are typically used on a one-time or limited basis, requiring frequent replacement in the customer’s operating cycle. Examples of these consumables include reagents used in diagnostic tests, chromatography resins used for research and bioprocessing and filters used in filtration, separation and purification processes. Additionally, some of the Company’s consumables are used on a standalone basis, such as custom nucleic acids, genomics solutions, antibodies and immunoassays. The Company separates its goods and services between those typically sold to a customer on a recurring basis and those typically sold to a customer on a nonrecurring basis. Recurring revenue primarily includes revenue from consumables (both used with Company equipment and used on a standalone basis), services and OTLs. Nonrecurring revenue includes sales of equipment and STLs. OTLs and STLs are included in the above revenue amounts. For the years ended December 31, 2023, 2022 and 2021, lease revenue was $410 million, $419 million and $422 million, respectively.
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
As of December 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $4.7 billion. The Company expects to recognize revenue on approximately 51% of the remaining performance obligations over the next 12 months, 25% over the subsequent 12 months, and the remainder recognized thereafter.
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
Contract Assets—Most of the Company’s long-term contracts are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Often this results in billing occurring subsequent to revenue recognition resulting in contract assets. Contract assets are generally classified as other current assets in the Consolidated Balance Sheets. The balance of contract assets as of December 31, 2023 and 2022 was $54 million and $77 million, respectively.
Contract Liabilities—The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities that are classified as either current or long-term in the Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of both December 31, 2023 and 2022, contract liabilities were approximately $1.7 billion and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheets. Cash payments received in advance of satisfying performance obligations during the year ended December 31, 2023 were largely offset by revenue recognized during the year that was included in the opening contract liability balance. The increase in the contract liability balance during the year ended December 31, 2022 was primarily a result of cash payments received in advance of satisfying performance obligations, partially offset by revenue recognized during the year that was included in the opening contract liability balance and the impact of foreign currency. Revenue recognized during both the years ended December 31, 2023 and 2022 that was included in the opening contract liability balance was approximately $1.3 billion.

Contract Costs—The Company capitalizes certain direct incremental costs incurred to obtain a contract, typically sales-related commissions, where the amortization period for the related asset is greater than one year. These costs are amortized over the contract term or a longer period, generally the expected life of the customer relationship if renewals are expected and the renewal commission is not commensurate with the initial commission. Contract costs are classified as current or long-term other assets in the Consolidated Balance Sheets based on the timing of when the Company expects to recognize the expense and are generally amortized into earnings on a straight-line basis (which is consistent with the transfer of control for the related goods or services). Management assesses these costs for impairment at least quarterly and as “triggering” events occur that indicate it is more likely than not that an impairment exists. The balance of contract costs as of December 31, 2023 and 2022 was not significant. Amortization expense related to these costs for the years ended December 31, 2023 and 2022 was also not significant. The costs to obtain a contract where the amortization period for the related asset is one year or less are expensed as incurred and recorded within selling, general and administrative expenses in the accompanying Consolidated Statements of Earnings.

NOTE 6. SEGMENT INFORMATION
In the fourth quarter of 2022, the Company realigned its reportable segments to reflect changes in the Company’s internal organization resulting from the rate of growth within certain of the Company’s businesses in the former Life Sciences segment. There was no change to the Company’s Diagnostics segment. Prior period segment amounts have been restated to conform to the revised segment presentation.
The Company operates and reports its results in three separate business segments consisting of the Biotechnology, Life Sciences and Diagnostics segments. Operating profit represents total revenues less operating expenses, excluding nonoperating income and expense, loss on early extinguishment of borrowings, interest and income taxes. Operating profit amounts in the Other segment consist of unallocated corporate costs and other costs not considered part of management’s evaluation of reportable segment operating performance. The identifiable assets by segment are those used in each segment’s operations. Intersegment amounts are not significant and are eliminated to arrive at consolidated totals.
Detailed segment data for the years ended December 31 is as follows ($ in millions):

	2023	2022	2021
Sales:
Biotechnology	$7,172	$8,758	$8,570
Life Sciences	7,141	7,036	6,388
Diagnostics	9,577	10,849	9,844
Total	$23,890	$26,643	$24,802

Operating profit:
Biotechnology	$1,909	$3,008	$3,074
Life Sciences	1,209	1,414	1,293
Diagnostics	2,406	3,436	2,313
Other	(322)	(322)	(303)
Total	$5,202	$7,536	$6,377

Depreciation and amortization of intangible assets:
Biotechnology	$1,026	$1,002	$1,059
Life Sciences	558	531	382
Diagnostics	577	590	614
Other	5	9	7
Total	$2,166	$2,132	$2,062

The following table presents additional detailed segment data for the years ended December 31 ($ in millions):

	2023	2022	2021
Identifiable assets:
Biotechnology	$37,421	$37,536	$38,118
Life Sciences	23,730	17,572	19,768
Diagnostics	14,552	14,722	15,054
Other	8,785	9,739	5,407
Discontinued operations	—	4,781	4,837
Total	$84,488	$84,350	$83,184

Capital expenditures, gross:
Biotechnology	$417	$405	$385
Life Sciences	320	325	210
Diagnostics	546	382	644
Other	100	6	1
Total	$1,383	$1,118	$1,240
Operations in Geographical Areas:

	Year Ended December 31
($ in millions)	2023	2022	2021
Sales:
United States	$9,579	$11,289	$9,411
China	3,143	3,611	3,565
All other (each country individually less than 5% of total sales)	11,168	11,743	11,826
Total	$23,890	$26,643	$24,802

Property, plant and equipment, net:
United States	$2,304	$1,839	$1,628
Sweden	425	429	513
United Kingdom	371	239	244
Germany	238	204	200
All other (each country individually less than 5% of total property, plant and equipment, net)	1,215	998	945
Total	$4,553	$3,709	$3,530

NOTE 7. INCOME TAXES
Earnings from continuing operations before income taxes for the years ended December 31 were as follows ($ in millions):

	2023	2022	2021
United States	$1,310	$2,527	$2,054
Non-U.S.	3,734	4,619	4,457
Total	$5,044	$7,146	$6,511

The provision for income taxes from continuing operations for the years ended December 31 were as follows ($ in millions):

	2023	2022	2021
Current:
Federal U.S.	$559	$232	$59
Non-U.S.	1,271	1,042	982
State and local	197	126	125
Deferred:
Federal U.S.	(737)	(362)	(55)
Non-U.S.	(338)	(145)	(16)
State and local	(129)	(75)	(31)
Income tax provision	$823	$818	$1,064
Noncurrent deferred tax assets and noncurrent deferred tax liabilities are included in other assets and other long-term liabilities, respectively, in the accompanying Consolidated Balance Sheets. Deferred income tax assets for discontinued operations as of December 31, 2022 were $240 million and consisted primarily of other accruals and prepayments and tax credit and loss carryforwards, net of valuation allowances. Deferred income tax liabilities for discontinued operations as of December 31, 2022 were $298 million and consisted primarily of goodwill and other intangibles. The deferred income tax assets and liabilities for discontinued operations are included in the table below. The net deferred income tax liability for discontinued operations as of December 31, 2022, was $58 million and is reflected in other assets, discontinued operations and other long-term liabilities, discontinued operations in the accompanying Consolidated Balance Sheet. Deferred income tax assets and liabilities as of December 31 were as follows ($ in millions):

	2023	2022
Deferred tax assets:
Allowance for doubtful accounts	$18	$17
Inventories	120	118
Pension and postretirement benefits	25	17
Environmental and regulatory compliance	37	39
Other accruals and prepayments	574	406
Stock-based compensation expense	115	105
Operating lease liabilities	252	238
Research and development expense	441	243
Tax credit and loss carryforwards	557	479
Valuation allowances	(234)	(236)
Total deferred tax asset	1,905	1,426
Deferred tax liabilities:
Property, plant and equipment	(125)	(92)
Insurance, including self-insurance	(315)	(803)
Operating lease ROU assets	(228)	(219)
Goodwill and other intangibles	(3,429)	(3,270)
Total deferred tax liability	(4,097)	(4,384)
Net deferred tax liability	$(2,192)	$(2,958)
The Company evaluates the future realizability of tax credits and loss carryforwards considering the anticipated future earnings of the Company’s subsidiaries as well as tax planning strategies in the associated jurisdictions. Deferred taxes associated with U.S. entities consist of net deferred tax liabilities of $832 million and approximately $1.9 billion as of December 31, 2023 and 2022, respectively, of which $66 million were associated with discontinued operations in 2022. Deferred taxes associated with non-U.S. entities consist of net deferred tax liabilities of approximately $1.4 billion and $1.1 billion as of December 31, 2023 and 2022, respectively, of which $8 million of net deferred tax assets were associated with discontinued operations in 2022. During 2023, the Company’s valuation allowance decreased by $2 million due to deferred tax assets and associated valuation allowance transferred due to the Separation, offset by certain tax benefits recognized in 2023 that were not expected to be realized. As of December 31, 2023, the total amount of the basis difference in investments indefinitely reinvested outside the United States for which deferred taxes have not been provided is approximately $14.5 billion. The income taxes applicable to repatriating such earnings are not readily determinable. As of December 31, 2023, the Company had no plans which would subject these basis differences to income taxes in the United States or elsewhere.
The Tax Cuts and Jobs Act (“TCJA”) imposes tax on U.S. shareholders for global intangible low-taxed income (“GILTI”) earned by certain non-U.S. subsidiaries. The Company has elected the period cost method for its accounting for GILTI.
The effective income tax rate from continuing operations for the years ended December 31 varies from the U.S. statutory federal income tax rate as follows:

	Percentage of Pretax Earnings
	2023	2022	2021
Statutory federal income tax rate	21.0%	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
State income taxes (net of federal income tax benefit)	1.2%	1.2%	1.0%
Non-U.S. rate differential	(3.4)%	(3.4)%	(2.4)%
Resolution and expiration of statutes of limitation of uncertain tax positions	(0.4)%	(0.3)%	(2.9)%
Realignment of businesses	0.6%	(5.7)%	—%
Research credits	(1.6)%	(0.6)%	(0.6)%
Foreign-derived intangible income, uncertain tax positions and other	(0.8)%	(0.3)%	1.1%
Excess tax benefits from stock-based compensation	(0.3)%	(0.5)%	(0.9)%
Effective income tax rate	16.3%	11.4%	16.3%
The Company’s effective tax rate for 2023, 2022 and 2021 differs from the U.S. federal statutory rate of 21.0%, due to the Company’s earnings outside the United States that are indefinitely reinvested and taxed at rates different than the U.S. federal statutory rate as well as the impact of the following:
•The effective tax rate of 16.3% in 2023 includes net deferred tax benefits from changes in estimates related to prior year tax filing positions, the release of reserves for uncertain tax positions due to the expiration of statutes of limitation and excess tax benefits from stock-based compensation, net of charges related to tax costs related to the Separation, tax costs from legal and operational actions undertaken to realign certain of its businesses and changes in estimates associated with prior period uncertain tax positions. These items decreased the reported rate on a net basis by 0.9%.
•The effective tax rate of 11.4% in 2022 includes net deferred tax benefits resulting from legal and operational actions undertaken to realign certain of its businesses, as well as excess tax benefits from stock-based compensation, the release of reserves for uncertain tax positions due to the expiration of statutes of limitation and audit settlements and changes in estimates related to prior year tax filing positions, net of changes in estimates associated with prior period uncertain tax positions. These items decreased the reported rate on a net basis by 7.0%.
•The effective tax rate of 16.3% in 2021 includes net tax benefits primarily related to the release of reserves for uncertain tax positions from the expiration of statutes of limitation, audit settlements and excess tax benefits from stock-based compensation, partially offset by changes in estimates associated with prior period uncertain tax positions. These items decreased the reported rate on a net basis by 3.0%.
The Company made income tax payments related to both continuing and discontinued operations of approximately $1.8 billion, $1.8 billion and $1.7 billion in 2023, 2022 and 2021, respectively. Current income taxes payable related to both continuing and discontinued operations has been reduced by $80 million, $85 million and $118 million in 2023, 2022 and 2021, respectively, for tax deductions attributable to stock-based compensation, of which, the excess tax benefit over the amount recorded for financial reporting purposes for both continuing and discontinued operations was $51 million, $61 million and $95 million, respectively. The excess tax benefits have been recorded as reductions to the current income tax provision and are reflected as operating cash inflows in the accompanying Consolidated Statements of Cash Flows.
Included in deferred income taxes as of December 31, 2023 are tax benefits for U.S. and non-U.S. net operating loss carryforwards totaling $284 million ($154 million of which the Company does not expect to realize and have corresponding valuation allowances). Certain of the losses can be carried forward indefinitely and others can be carried forward to various dates from 2024 through 2043. In addition, the Company had general business and non-U.S. tax credit carryforwards of $273 million ($75 million of which the Company does not expect to realize and have corresponding valuation allowances) as of December 31, 2023, which can be carried forward to various dates from 2024 to 2033. In addition, as of December 31, 2023, the Company had $5 million of valuation allowances related to other deferred tax asset balances that are not more likely than not of being realized.
As of December 31, 2023, gross unrecognized tax benefits totaled approximately $1.2 billion (approximately $1.3 billion, net of the impact of $73 million of indirect tax benefits offset by $199 million associated with potential interest and penalties). As of December 31, 2022, gross unrecognized tax benefits totaled approximately $1.1 billion (approximately $1.2 billion (of which $76 million related to discontinued operations), net of the impact of $65 million of indirect tax benefits offset by $171 million associated with potential interest and penalties). The Company recognized approximately $32 million and $14 million of net tax expense from potential interest and penalties during 2023 and 2022, respectively, and $182 million of net tax benefits from the reversal of potential interest and penalties during 2021, related to both continuing and discontinued operations associated with uncertain tax positions. The net tax expense for potential interest and penalties related to discontinued operations were $6 million and $2 million in 2023 and 2022, respectively, and $9 million of net tax benefit in 2021. To the extent unrecognized tax benefits (including interest and penalties) are recognized with respect to uncertain tax positions, approximately $1.3 billion and $1.2 billion as of December 31, 2023 and 2022, respectively, would reduce the tax expense and effective tax rate in future periods, of which $76 million related to discontinued operations in 2022. The Company recognized interest and penalties related to unrecognized tax benefits within income taxes in the accompanying Consolidated Statements of Earnings. Unrecognized tax benefits and associated accrued interest and penalties are included in taxes, income and other accrued expenses as detailed in Note 13.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding amounts accrued for potential interest and penalties related to both continuing and discontinued operations, is as follows ($ in millions):

	2023	2022	2021
Unrecognized tax benefits, beginning of year	$1,139	$1,095	$1,175
Additions based on tax positions related to the current year	72	44	47
Additions for tax positions of prior years	41	49	166
Reductions for tax positions of prior years	(15)	(10)	(100)
Acquisitions, divestitures and other	(14)	6	53
Lapse of statute of limitations	(11)	(16)	(219)
Settlements	(8)	(7)	(4)
Effect of foreign currency translation	10	(22)	(23)
Unrecognized tax benefits, end of year	$1,214	$1,139	$1,095
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
The Company and its subsidiaries are routinely examined by various U.S. and non-U.S. taxing authorities. The Internal Revenue Service (“IRS”) has completed substantially all of the examinations of the Company’s federal income tax returns through 2015 and is currently examining certain of the Company’s federal income tax returns for 2016 through 2021. In addition, the Company has subsidiaries in Canada, China, Denmark, France, Germany, India, Italy, Switzerland, the United Kingdom and various other countries, states and provinces that are currently under audit for years ranging from 2004 through 2022.
Similar to the position it took in connection with the audit of the Company’s taxable income for the years 2012 through 2015, in the fourth quarter of 2022, the IRS proposed significant adjustments to the Company’s taxable income for the years 2016 through 2018 with respect to the deferral of tax on certain premium income related to the Company’s self-insurance programs. The settlement of this matter for the 2012 through 2015 audit was not material to the Company’s financial statements but did not preclude the IRS from proposing similar adjustments in future audit periods, as the IRS did with the 2022 assessment. For income tax purposes, the recognition of premium income has been deferred in accordance with U.S. tax laws related to insurance. The IRS challenged the deferral of premium income for certain types of the Company’s self-insurance policies. The proposed adjustments would have increased the Company’s taxable income over the 2016 through 2018 periods by approximately $2.5 billion. In the first quarter of 2023, the Company settled these proposed adjustments with the IRS, although the audit is still open with respect to other matters for the 2016 through 2018 period. The impact of the settlement with respect to the Company’s self-insurance policies was not material to the Company’s financial statements, including cash flows and the effective tax rate. As the settlement with the IRS was specific to the audit period, the settlement does not preclude the IRS from proposing similar adjustments to the

Company’s self-insurance programs with respect to periods subsequent to 2018. Management believes the positions the Company has taken in its U.S. tax returns are in accordance with the relevant tax laws.
Tax authorities in Denmark have issued tax assessments related to interest accrued by certain of the Company’s subsidiaries for the years 2004 through 2015. During the first quarter of 2021, the Company received a notice from the Danish tax authorities that included a significant reduction in the interest amounts imposed in the original tax assessments. Taking into account the revised interest amounts, the assessments total approximately DKK 2.1 billion including applicable accrued interest (approximately $307 million based on the exchange rate as of December 31, 2023). During 2023, the Danish National Tax Tribunal lifted the suspension of the Company’s appeal of the tax assessments and the appeal will now proceed in due course. Management believes the positions the Company has taken in Denmark are in accordance with the relevant tax laws and is vigorously defending its positions. The Company intends on pursuing this matter through the Danish High Court and the Danish Supreme Court should the appeal to the Danish National Tax Tribunal be unsuccessful. While the ultimate resolution of this matter is uncertain and could take many years, taking into account the payments the Company has previously made related to these assessments in order to mitigate further interest accrual claims, the Company does not expect the resolution of this matter will have a future material adverse impact to the Company’s financial statements, including its cash flow and effective tax rate.
Management estimates that it is reasonably possible that the amount of unrecognized tax benefits related to continuing operations may be reduced by approximately $352 million within 12 months as a result of resolution of worldwide tax matters, net of payments for tax audit settlements and/or statute of limitations expirations. Future resolution of uncertain tax positions related to discontinued operations may result in additional charges or credits to earnings from discontinued operations in the accompanying Consolidated Statements of Earnings (refer to Note 3).
The Company operates in various non-U.S. jurisdictions where income tax incentives and rulings have been granted for specific periods of time. In Puerto Rico, Singapore and Switzerland, the Company has various tax rulings and tax holiday arrangements which reduce the overall effective tax rate of the Company. The various rulings and tax holidays expire between 2024 and 2027. As of December 31, 2023, the Company had satisfied the conditions enumerated in these agreements. Included in the accompanying Consolidated Financial Statements are tax benefits of $83 million, $71 million and $59 million (or $0.11, $0.10 and $0.08 per diluted common share) for 2023, 2022 and 2021, respectively, from these rulings and tax holidays.

NOTE 8. OTHER OPERATING EXPENSES
Effective July 24, 2021, the Company’s indirect, wholly-owned subsidiary, Beckman Coulter, Inc. (“Beckman”), entered into a series of related agreements with Quidel Corporation and a subsidiary thereof (“Quidel”) to resolve litigation that Beckman initiated against Quidel and to modify and partially terminate the related prior commercial arrangement. Pursuant to the related agreements, the dispute regarding Beckman’s ability to compete in B-type Naturietic Peptide (“BNP”) test related activities has been settled, allowing Beckman to research, develop, manufacture and distribute BNP type tests. Beckman’s commitment to supply certain BNP test kits to Quidel has also been terminated. Beckman also obtained the right to distribute and sell the BNP assay currently sold by Quidel. As consideration under the agreements, Beckman will pay Quidel predominantly fixed payments of approximately $75 million per year through 2029 (subject to proration in 2021). The Company engaged a third-party valuation specialist to assist in determining the value of the elements of the transaction. The present value of the payments to Quidel was estimated to be $581 million, of which $547 million was recorded as a pretax contract settlement expense primarily due to the unfavorable nature of the prior arrangement (consisting of a cash charge of $5 million and a noncash charge of $542 million) in 2021 related to the modification and partial termination of the prior commercial arrangement and resolution of the associated litigation. The Company also capitalized $34 million in intangible assets, comprised of proprietary technology, customer relationships and the use of a trade name acquired in the settlement, which represent a noncash investing activity. Due to the extended payment terms of the arrangement, the arrangement represents a noncash financing activity of $576 million. Over the period of the arrangement, the cash payments related to servicing the obligation due to Quidel are recorded as cash outflows from financing activities and the payments related to the imputed interest on the obligation due to Quidel are recorded as cash outflows from operating activities in the accompanying Consolidated Statements of Cash Flows.

NOTE 9. NONOPERATING INCOME (EXPENSE)
The following sets forth the components of the Company’s other income (expense), net ($ in millions):

	2023	2022	2021
Other components of net periodic benefit costs	$7	$44	$44
Investment gains (losses):
Realized investment gains (losses)	89	123	120
Unrealized investment gains (losses)	(271)	(394)	281
Total investment gains (losses)	(182)	(271)	401
Gain on sale of product lines	—	—	5
Total other income (expense), net	$(175)	$(227)	$450
Other Components of Net Period Benefit Costs
The Company disaggregates the service cost component of net periodic benefit costs of noncontributory defined benefit pension plans and other postretirement employee benefit plans and presents the other components of net periodic benefit costs in other income (expense), net. These other components of net period benefit costs include the assumed rate of return on plan assets, partially offset by amortization of actuarial losses. The Company’s net periodic benefit costs for the year ended December 31, 2022 includes a settlement loss of $10 million ($9 million after-tax), as a result of the transfer of a portion of its non-U.S. pension liabilities related to one defined benefit plan to a third-party.
Investment Gains (Losses)
The Company estimates the fair value of investments in equity securities using the Fair Value Alternative and records adjustments to fair value within net earnings. Additionally, the Company is a limited partner in partnerships that invest primarily in early stage companies. While the partnerships record these investments at fair value, the Company’s investments in the partnerships are accounted for under the equity method of accounting. The investment gains (losses) include realized and unrealized gains and losses related to changes in the fair value of the Company’s investments in equity securities and the Company’s equity in earnings of the partnerships that reflect the changes in fair value of the investments of the partnerships and related management fees and operating expenses. In addition, during 2023 and 2022 the Company recorded impairments of $31 million and $91 million, respectively, related to equity method investments that are reflected in unrealized investment gains (losses).
Gain on Sale of Product Lines
During 2021 the Company divested certain product lines and recognized a pretax gain on sale of $5 million ($4 million after-tax). The divestiture of these product lines did not represent a strategic shift with a major effect on the Company’s operations and financial results and therefore is not reported as a discontinued operation.
Loss on Early Extinguishment of Borrowings
In the fourth quarter of 2021, the Company redeemed the €800 million aggregate principal amount of 2.5% senior unsecured notes due 2025 at a redemption price equal to the outstanding principal amount and a make-whole premium as specified in the applicable indenture, plus accrued and unpaid interest. The Company recorded a loss on early extinguishment of these borrowings related to the payment of the make-whole premiums and deferred costs in connection with the redemption of $96 million which is reflected as a loss on early extinguishment of borrowings in the accompanying Consolidated Statements of Earnings.

NOTE 10. LEASES
The Company has operating leases for office space, warehouses, distribution centers, research and development facilities, manufacturing locations and certain equipment, primarily automobiles. Many leases include one or more options to renew, some of which include options to extend for up to 30 years, and some leases include options to terminate within 30 days. In certain of the Company’s lease agreements, the rental payments are adjusted periodically to reflect actual charges incurred for common area maintenance, utilities, inflation and/or changes in other indexes. The Company’s finance leases were not material as of December 31, 2023 and 2022. ROU assets arising from finance leases are included in property, plant and equipment, net and the liabilities are included in notes payable and current portion of long-term debt and long-term debt in the accompanying Consolidated Balance Sheets.

The Consolidated Financial Statements include the following amounts related to operating leases where the Company is the lessee ($ in millions):

	2023	2022	2021
Consolidated Statements of Earnings
Fixed operating lease expense (a)	$207	$199	$201
Variable operating lease expense	67	60	46
Total operating lease expense	$274	$259	$247

Consolidated Statements of Cash Flows
Cash paid for amounts included in the measurement of operating lease liabilities	$214	$219	$197
ROU assets obtained in exchange for operating lease obligations	182	188	272

Consolidated Balance Sheets		December 31, 2023	December 31, 2022
Lease Assets and Liabilities	Classification
Operating lease ROU assets	Other long-term assets	$1,052	$884

Operating lease liabilities - current	Accrued expenses and other liabilities	$180	$167
Operating lease liabilities - long-term	Other long-term liabilities	954	772
Total operating lease liabilities		$1,134	$939

Weighted average remaining lease term		9 years	8 years
Weighted average discount rate		3.4%	2.7%
(a) Includes short-term leases and sublease income, both of which were immaterial.

The following table presents the maturity of the Company’s operating lease liabilities as of December 31, 2023 ($ in millions):

2024	$204
2025	184
2026	159
2027	124
2028	108
Thereafter	539
Total operating lease payments	1,318
Less: imputed interest	(184)
Total operating lease liabilities	$1,134
As of December 31, 2023, the Company had no additional significant operating or finance leases that had not yet commenced.

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
As of December 31, 2023, the Company had five reporting units for goodwill impairment testing. As of the date of the 2023 annual impairment test, the carrying value of the goodwill included in each individual reporting unit ranged from approximately $1.2 billion to $21.6 billion. No goodwill impairment charges were recorded for any of the years ended December 31, 2023, 2022 and 2021 and no “triggering” events have occurred subsequent to the performance of the 2023 annual impairment test. The factors used by management in its impairment analysis are inherently subject to uncertainty. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and a charge would need to be taken against net earnings.
As a result of the Company’s change to its reportable segments in the fourth quarter of 2022 (refer to Note 6 for additional information), the Company also changed its reporting units for goodwill aggregation and impairment testing. The Company used the relative fair value method to reallocate goodwill to the associated reporting units impacted by the change in reportable segments in the fourth quarter of 2022, resulting in the allocation of goodwill of approximately $21.0 billion (including the impact of 2022 acquisitions prior to the allocation date) to the Biotechnology reportable segment from the Life Sciences reportable segment.
The following is a rollforward of the Company’s goodwill by segment ($ in millions):

	Biotechnology	Life Sciences	Diagnostics	Total
Balance, January 1, 2022	$—	$31,638	$7,044	$38,682
Attributable to acquisitions (a)	—	157	—	157
Adjustments due to finalization of purchase price adjustments	—	26	(9)	17
Foreign currency translation and other	—	(2,676)	(330)	(3,006)
Balance, before resegmentation	—	29,145	6,705	35,850
Reallocation among new reporting units (a)	21,019	(21,019)	—	—
Attributable to acquisitions	176	43	13	232
Adjustments due to finalization of purchase price allocations	—	(2)	—	(2)
Foreign currency translation and other	892	147	157	1,196
Balance, December 31, 2022	22,087	8,314	6,875	37,276
Attributable to 2023 acquisitions	—	3,851	—	3,851
Adjustments due to finalization of purchase price allocations	2	5	—	7
Foreign currency translation and other	388	51	35	474
Balance, December 31, 2023	$22,477	$12,221	$6,910	$41,608
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
Finite-lived intangible assets are amortized over their legal or estimated useful life. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets as of December 31 ($ in millions):

	2023		2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangibles:
Patents and technology	$15,175	$(3,832)	$13,366	$(2,907)
Customer relationships, trade names and other intangibles	10,131	(4,303)	9,466	(3,644)
Total finite-lived intangibles	25,306	(8,135)	22,832	(6,551)
Indefinite-lived intangibles:
Trademarks and trade names	3,575	—	3,540	—
Total intangibles	$28,881	$(8,135)	$26,372	$(6,551)
During 2023, the Company acquired finite-lived intangible assets, consisting primarily of developed technology, trade names and customer relationships, with a weighted average life of 14 years as a result of the Abcam Acquisition. During

2022, the Company acquired finite-lived intangible assets, consisting primarily of developed technology, customer relationships and trade names, with a weighted average life of 12 years. Refer to Note 2 for additional information on the intangible assets acquired.
The Company reviews identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Indefinite-lived intangibles are subject to impairment testing at least annually or more frequently if events or changes in circumstances indicate that potential impairment exists. The Company identified impairment triggers during the second quarter of 2023 in the Biotechnology segment, the fourth quarter of 2023 in the Diagnostics and Biotechnology segments and the first quarter of 2021 in the Diagnostics segment which resulted in the impairment of certain long-lived assets, including technology-based intangible assets and other assets. In 2023 and 2021, the Company recorded impairment charges totaling $77 million and $10 million, respectively, related to these long-lived assets in selling, general and administrative expenses in the accompanying Consolidated Statements of Earnings. During 2022 there were no impairments of intangible assets.
Total intangible amortization expense in 2023, 2022 and 2021 was $1,491 million, $1,434 million and $1,388 million, respectively. Based on the intangible assets recorded as of December 31, 2023, amortization expense is estimated to be approximately $1.6 billion during 2024, $1.6 billion during 2025, $1.6 billion during 2026, $1.5 billion during 2027 and $1.5 billion during 2028.

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
A summary of financial assets that are measured at fair value on a recurring basis were as follows ($ in millions):

	Year Ended December 31		Quoted Prices in Active Market (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	2023	2022	2023	2022	2023	2022	2023	2022
Assets:
Available-for-sale debt securities	$5	$11	$—	$—	$5	$11	$—	$—
Investment in equity securities	234	306	16	16	—	—	—	—
Cross-currency swap derivative contracts	291	653	—	—	291	653	—	—
Available-for-sale debt securities, which are included in other long-term assets in the accompanying Consolidated Balance Sheets, are measured at fair value using quoted prices reported by investment brokers and dealers based on the underlying terms of the security and comparison to similar securities traded on an active market. As of December 31, 2023 and 2022, available-for-sale debt securities primarily included U.S. Treasury Notes and corporate debt securities.
The Company’s investments in equity securities consist of investments in publicly traded equity securities and investments in non-marketable equity securities. The publicly traded securities are classified as Level 1 in the fair value hierarchy as they are measured based on quotes in active markets. For the non-marketable equity securities, the Company estimates the fair value of the investments in equity securities based on the measurement alternative and adjusts for impairments and observable price changes with a same or similar security from the same issuer within net earnings (the “Fair Value Alternative”). The Company’s investments in these equity securities are not classified in the fair value hierarchy due to the use of these measurement methods. Additionally, the Company is a limited partner in partnerships that invest primarily in early-stage companies. While the partnerships record these investments at fair value, the Company’s investments in the partnerships are accounted for under the equity method of accounting and are not subject to fair value measurement disclosures. As of December 31, 2023 and 2022, the Company’s equity method investments included investments in partnerships with a carrying value of approximately $1.4 billion and $1.5 billion, respectively. During the years ended December 31, 2023 and 2022, the Company recorded net realized and unrealized losses of $182 million and $271 million, respectively, related to changes in the fair value of the Company’s investments in equity securities and the Company’s equity in earnings of the partnerships that reflect the changes in fair value of the investments of the partnerships. Refer to Note 9 for additional information on gains and losses on the Company’s investments, including investments in the partnerships.
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
Fair Value of Other Financial Instruments
The carrying amounts and fair values of the Company’s other financial instruments as of December 31 were as follows ($ in millions):

	2023		2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt obligations:
Notes payable and current portion of long-term debt	$1,695	$1,672	$591	$584
Long-term debt	16,707	14,415	19,086	16,079
As of December 31, 2023 and 2022, short and long-term borrowings were categorized as Level 1. The fair value of long-term borrowings was based on quoted market prices. The difference between the fair value and the carrying amounts of long-term borrowings is attributable to changes in market interest rates and/or the Company’s credit ratings subsequent to the incurrence of the borrowing. The fair values of borrowings with original maturities of one year or less, as well as cash and cash equivalents, trade accounts receivable, net and trade accounts payable generally approximate their carrying amounts due to the short-term maturities of these instruments.
Refer to Note 16 for information related to the fair value of the Company sponsored defined benefit pension plan assets.

NOTE 13. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities as of December 31 were as follows ($ in millions):

	2023		2022
	Current	Noncurrent	Current	Noncurrent
Compensation and benefits	$1,127	$254	$1,165	$198
Pension and postretirement benefits	57	544	57	492
Taxes, income and other	582	3,428	621	4,128
Contract liabilities	1,465	249	1,456	221
Sales and product allowances	155	6	171	6
Operating lease liabilities	180	954	167	772
Contract settlement financing payable	75	354	75	420
Other	1,172	228	1,103	261
Total	$4,813	$6,017	$4,815	$6,498

NOTE 14. FINANCING
The components of the Company’s debt as of December 31 were as follows (amounts in millions):

	Outstanding Amount
Description and Aggregate Principal Amount	2023	2022
Euro-denominated commercial paper (€929 million and €1.9 billion, respectively)(e)	$1,026	$2,013
0.5% senior unsecured bonds due 12/08/2023 (CHF 540 million) (the “2023 CHF Bonds”)(c)	—	584
1.7% senior unsecured notes due 3/30/2024 (€900 million) (the “2024 Euronotes”)(f)	993	962
2.2% senior unsecured notes due 11/15/2024 ($700 million) (the “2024 Biopharma Notes”)(b)	699	698
3.35% senior unsecured notes due 9/15/2025 ($500 million) (the “2025 U.S. Notes”)(f)	499	499
0.2% senior unsecured notes due 3/18/2026 (€1.3 billion) (the “2026 Biopharma Euronotes”)(b)	1,376	1,333
2.1% senior unsecured notes due 9/30/2026 (€800 million) (the “2026 Euronotes”)(f)	881	854
0.3% senior unsecured notes due 5/11/2027 (¥30.8 billion) (the “2027 Yen Notes”)(d)	218	234
1.2% senior unsecured notes due 6/30/2027 (€600 million) (the “2027 Euronotes”)(a)	660	639
0.45% senior unsecured notes due 3/18/2028 (€1.3 billion) (the “2028 Biopharma Euronotes”)(b)	1,374	1,331
1.125% senior unsecured bonds due 12/08/2028 (CHF 210 million) (the “2028 CHF Bonds”)(c)	252	230
2.6% senior unsecured notes due 11/15/2029 ($800 million) (the “2029 Biopharma Notes”)(b)	797	796
2.5% senior unsecured notes due 3/30/2030 (€800 million) (the “2030 Euronotes”)(f)	883	856
0.75% senior unsecured notes due 9/18/2031 (€1.8 billion) (the “2031 Biopharma Euronotes”)(b)	1,923	1,863
0.65% senior unsecured notes due 5/11/2032 (¥53.2 billion) (the “2032 Yen Notes”)(d)	376	404
1.35% senior unsecured notes due 9/18/2039 (€1.3 billion) (the “2039 Biopharma Euronotes”)(b)	1,365	1,323
3.25% senior unsecured notes due 11/15/2039 ($900 million) (the “2039 Biopharma Notes”)(b)	891	890
4.375% senior unsecured notes due 9/15/2045 ($500 million) (the “2045 U.S. Notes”)(f)	499	499
1.8% senior unsecured notes due 9/18/2049 (€750 million) (the “2049 Biopharma Euronotes”)(b)	819	794
3.4% senior unsecured notes due 11/15/2049 ($900 million) (the “2049 Biopharma Notes”)(b)	890	889
2.6% senior unsecured notes due 10/01/2050 ($1.0 billion) (the “2050 U.S. Notes”)(f)	981	981
2.8% senior unsecured notes due 12/10/2051 ($1.0 billion) (the “2051 U.S. Notes”)(f)	984	984
Other	16	21
Total debt	18,402	19,677
Less: currently payable	(1,695)	(591)
Long-term debt	$16,707	$19,086
(a) Issued by DH Europe Finance S.A. (“Danaher International”).
(b) Issued by DH Europe Finance II S.a.r.l. (“Danaher International II”).
(c) Issued by DH Switzerland Finance S.A. (“Danaher Switzerland”).
(d) Issued by DH Japan Finance S.A. (“Danaher Japan”).
(e) Issued by Danaher Corporation or Danaher International II.
(f) Issued by Danaher Corporation.
Debt discounts, premiums and debt issuance and other related costs totaled $107 million and $118 million as of December 31, 2023 and 2022, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of debt table above.
Commercial Paper Programs and Credit Facilities
On August 11, 2023, the Company replaced its existing $5.0 billion unsecured, multiyear revolving credit facility with a third amended and restated $5.0 billion unsecured, multiyear revolving credit facility (the “Credit Facility”) with a syndicate of lenders. The Credit Facility expires on August 11, 2028, subject to a one-year extension option at the request of the Company with the consent of the lenders. The Credit Facility also contains an expansion option permitting the Company to request up to five increases of up to an aggregate additional $2.5 billion from lenders that elect to make such increase available, upon the satisfaction of certain conditions. No borrowings were outstanding under the superseded credit facility at the time it was replaced with the Credit Facility.

The Company expects to limit borrowings under the Credit Facility to amounts that would leave sufficient borrowing capacity under the facility so that it could borrow, if needed, to repay all of the outstanding commercial paper as it matures.
Borrowings under the Credit Facility bear interest as follows: (i) in the case of borrowings denominated in U.S. dollars, (1) Term Secured Overnight Financing Rate (“SOFR”) Loans (as defined in the Credit Facility) bear interest at a variable rate equal to the Term SOFR (as defined in the Credit Facility) plus a margin of between 58.5 and 101.5 basis points, depending on Danaher’s long-term debt credit rating; (2) Base Rate Committed Loans and Swing Line Loans (each as defined in the Credit Facility) bear interest at a variable rate equal to the highest of (a) the Federal funds rate (as published by the Federal Reserve Bank of New York from time to time) plus 1/2 of 1%, (b) Bank of America’s “prime rate” as publicly announced from time to time, (c) Term SOFR (based on a one-month interest period) plus 1% and (d) 1%, plus in each case a margin of between 0 to 1.5 basis points depending on Danaher’s long-term debt credit rating; and (ii) in the case of borrowings denominated in an Alternative Currency (as defined in the Credit Facility), Alternative Currency Loans and Swing Line Loans (each as defined in the Credit Facility) bear interest at the applicable variable benchmark rate plus, in each case, a margin of between 58.5 and 101.5 basis points, depending on Danaher’s long-term debt credit rating. In no event will Term SOFR Loans, Swing Line Loans or Alternative Currency Loans bear interest at a rate lower than 0.0%. In addition, Danaher is required to pay a per annum facility fee of between 4.0 and 11.0 basis points (depending on Danaher’s long-term debt credit rating) based on the aggregate commitments under the Credit Facility, regardless of usage.
The Credit Facility requires the Company to maintain a Consolidated Leverage Ratio (as defined in the Credit Facility) of 0.65 to 1.00 or less. Borrowings under the Credit Facility are prepayable at the Company’s option at any time in whole or in part without premium or penalty. As of December 31, 2023, no borrowings were outstanding under the Credit Facility and the Company was in compliance with all covenants under the facility. The nonperformance by any member of the Credit Facility syndicate would reduce the maximum capacity of the Credit Facility by such member’s commitment amount.
The Company’s obligations under the Credit Facility are unsecured. The Company has unconditionally and irrevocably guaranteed the obligations of each of its subsidiaries in the event a subsidiary is named a borrower under the Credit Facility. The Credit Facility contains customary representations, warranties, conditions precedent, events of default, indemnities and affirmative and negative covenants. The Credit Facility is available for liquidity support for Danaher’s U.S. dollar and euro-denominated commercial paper programs, as discussed below, and for general corporate purposes.
Under the Company’s U.S. dollar and euro-denominated commercial paper programs, the Company or a subsidiary of the Company, as applicable, may issue and sell unsecured, short-term promissory notes. The notes are typically issued at a discount from par, generally based on the ratings assigned to the Company by credit rating agencies at the time of the issuance and prevailing market rates. The Credit Facility provides liquidity support for issuances under the Company’s commercial paper programs, and can also be used for working capital and other general corporate purposes. The availability of the Credit Facility as a standby liquidity facility to repay maturing commercial paper is an important factor in maintaining the existing credit ratings of the Company’s commercial paper programs. As commercial paper obligations mature, the Company may issue additional short-term commercial paper obligations to refinance all or part of these borrowings. As of December 31, 2023, borrowings outstanding under the Company’s euro-denominated commercial paper programs had a weighted average annual interest rate of 4.2% and a weighted average remaining maturity of approximately 47 days. As of December 31, 2023, the Company has classified approximately $1.0 billion of its borrowings outstanding under the euro-denominated commercial paper programs as long-term debt in the accompanying Consolidated Balance Sheet (even though such borrowings are scheduled to mature within one year of December 31, 2023) as the Company had the intent and ability, as supported by availability under the Credit Facility, to refinance these borrowings for at least one year from the balance sheet date.
The Company’s ability to access the commercial paper market, and the related costs of these borrowings, is affected by the strength of the Company’s credit rating and market conditions. Any downgrade in the Company’s credit rating would increase the cost of borrowings under the Company’s commercial paper program and the Credit Facility, and could limit or preclude the Company’s ability to issue commercial paper. If the Company’s access to the commercial paper market is adversely affected due to a credit downgrade, change in market conditions or otherwise, the Company expects it would rely on a combination of available cash, operating cash flow, the Credit Facility and any other available sources of financing to provide short-term funding. In such event, the cost of borrowings under the Credit Facility or other available sources of financing could be higher than the cost of commercial paper borrowings.
Covenants and Redemption Provisions Applicable to Notes
With respect to the 2027 and 2032 Yen Notes; the 2024, 2026, 2027 and 2030 Euronotes; the 2025, 2045, 2050 and 2051 U.S. Notes; the 2024, 2029, 2039 and 2049 Biopharma Notes; and the 2026, 2028, 2031, 2039 and 2049 Biopharma Euronotes, at any time prior to the applicable maturity date, the Company may redeem the applicable series of notes in whole or in part, by paying the principal amount, accrued and unpaid interest and, until the par call date specified in the applicable indenture or comparable governing document, the “make-whole” premium specified therein (and in the case of the Yen Notes, net of certain swap-related gains or losses as applicable). With respect to each of the 2023 (prior to their repayment in the fourth quarter of 2023) and 2028 CHF Bonds, at any time after 85% or more of the applicable bonds have been redeemed or purchased and canceled, the Company may redeem some or all of the remaining bonds for their principal amount plus accrued and unpaid interest. With respect to the 2027 and 2032 Yen Notes; 2024, 2026, 2027 and 2030 Euronotes; the 2023 and 2028 CHF Bonds; and the 2026, 2028, 2031, 2039 and 2049 Biopharma Euronotes, the Company may redeem such notes and bonds upon the occurrence of specified, adverse changes in tax laws, or interpretations under such laws, at a redemption price equal to the principal amount of the bonds to be redeemed.
If a change of control triggering event occurs with respect to any of the 2027 and 2032 Yen Notes; the 2024, 2026, 2027 and 2030 Euronotes; the 2025, 2045, 2050 and 2051 U.S. Notes; the 2023 (prior to their repayment in the fourth quarter of 2023) and 2028 CHF Bonds; the 2024, 2029, 2039 and 2049 Biopharma Notes; or the 2026, 2028, 2031, 2039 and 2049 Biopharma Euronotes, each holder of such notes may require the Company to repurchase some or all of such notes and bonds at a purchase price equal to 101% (100% in the case of the 2027 and 2032 Yen Notes) of the principal amount of the notes and bonds, plus accrued and unpaid interest (and in the case of the Yen Notes, certain swap-related losses as applicable). A change of control triggering event means the occurrence of both a change of control and a rating event, each as defined in the applicable indenture or comparable governing document. Except in connection with a change of control triggering event, the Company does not have any credit rating downgrade triggers that would accelerate the maturity of a material amount of outstanding debt. Each holder of the 2027 and 2032 Yen Notes may also require the Company to repurchase some or all of its notes at a purchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest and certain swap-related losses as applicable, in certain circumstances whereby such holder comes into violation of economic sanctions laws as a result of holding such notes.
The respective indentures or comparable governing documents under which the above-described notes and bonds were issued contain customary covenants including, for example, limits on the incurrence of secured debt and sale-leaseback transactions. None of these covenants are considered restrictive to the Company’s operations and as of December 31, 2023, the Company was in compliance with all of its debt covenants.
LYONs
In 2001, the Company issued $830 million (value at maturity) in Liquid Yield Option Notes (“LYONs”). Pursuant to the terms of the indenture that governed the Company’s LYONs, each $1,000 of principal amount at maturity could be converted into 38.1998 shares of Danaher common stock at any time on or before the maturity date of January 22, 2021.
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
Long-Term Indebtedness Related to the Veralto Separation
In September 2023, the Company received net cash distributions of approximately $2.6 billion from the Veralto Distribution. Veralto financed these cash payments through the issuance of approximately $2.6 billion of debt, consisting of $700 million aggregate principal amount of 5.50% senior unsecured bonds due 2026, $700 million aggregate principal amount of 5.35% senior unsecured bonds due 2028, $700 million aggregate principal amount of 5.45% senior unsecured bonds due 2033 and €500 million aggregate principal amount of 4.15% senior unsecured bonds due 2031 (collectively, the “Veralto Debt”). Danaher initially guaranteed the Veralto Debt, and the guarantee automatically terminated effective as of the Distribution Date. As of September 30, 2023 in connection with the Separation, the Veralto Debt was solely an obligation of Veralto and is no longer reflected in the Company’s Consolidated Financial Statements.
Long-Term Debt Repayments
The CHF 540 million aggregate principal amount of the 2023 CHF Bonds were repaid upon their maturity on December 8, 2023. On June 30, 2022, the Company repaid the €250 million aggregate principal amount of the floating rate senior unsecured notes and on November 15, 2022 the Company repaid the €700 million aggregate principal amount of the 2.05% senior unsecured notes upon their maturity using available cash and the proceeds from the issuance of commercial paper. The ¥30.0 billion aggregate principal amount of the 0.352% senior unsecured notes due March 16, 2021 were repaid during the first quarter of 2021 using proceeds from the issuance of commercial paper. During 2021, the Company repaid certain outstanding borrowings in advance of their scheduled maturities. Refer to Note 9 for details of the early repayment and the related loss on early extinguishment of borrowings incurred on such repayment.

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
Other
The Company’s minimum principal payments for the next five years are as follows ($ in millions):

2024	$1,695
2025	491
2026	2,252
2027	873
2028	2,648
Thereafter	10,443
The Company made interest payments of $392 million, $347 million and $452 million in 2023, 2022 and 2021, respectively. Interest payments increased in 2023 due primarily to higher average interest rates on the Company’s euro-denominated commercial paper borrowings in 2023 compared to 2022, partially offset by lower outstanding debt balances in 2023 compared to 2022.

NOTE 15. HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses cross-currency swap derivative contracts to partially hedge its net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the Danish kroner, Japanese yen, euro and Swiss franc. The cross-currency swap derivative contracts are agreements to exchange fixed-rate payments in one currency for fixed-rate payments in another currency and effectively convert U.S. dollar-denominated bonds to obligations denominated in the hedged currency. These contracts also reduce the interest rate from the stated interest rates on the U.S. dollar-denominated debt to the interest rates of the swaps. The changes in the spot rate of these instruments are recorded in accumulated other comprehensive income (loss) in stockholders’ equity, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated other comprehensive income (loss). The interest income or expense from these swaps are recorded in interest expense in the accompanying Consolidated Statements of Earnings consistent with the classification of interest expense attributable to the underlying debt. These instruments mature on dates ranging from September 2025 to December 2031.
The Company also uses cross-currency swap derivative contracts to hedge U.S. dollar-denominated long-term debt issuances in a foreign subsidiary whose functional currency is the euro against adverse movements in exchange rates. These contracts effectively convert these U.S. dollar-denominated bonds to obligations denominated in euro. The changes in the fair value of these instruments are recorded in accumulated other comprehensive income (loss) and are subsequently reclassified to net earnings to offset the remeasurement of the hedged debt that is also recorded in net earnings. The interest income or expense from these swaps are recorded in interest expense in the accompanying Consolidated Statements of Earnings consistent with the classification of interest expense attributable to the underlying debt. These instruments mature on dates ranging from November 2024 to November 2049.
The Company has also issued foreign currency denominated long-term debt as partial hedges of its net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the euro, Japanese yen and Swiss franc. These foreign currency denominated long-term debt issuances are designated and qualify as nonderivative hedging instruments. Accordingly, the foreign currency translation of these debt instruments is recorded in accumulated other comprehensive income (loss), offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated other comprehensive income (loss). These instruments mature on dates ranging from January 2024 to May 2032.
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

The following table summarizes the notional values as of December 31, 2023 and 2022 and pretax impact of changes in the fair values of instruments designated as net investment hedges and cash flow hedges in accumulated other comprehensive income (“OCI”) for the year then ended ($ in millions):

	Original Notional Amount	Notional Amount Outstanding	Gain (Loss) Recognized in OCI	Amounts Reclassified from OCI
Year ended December 31, 2023:
Net investment hedges:
Cross-currency contracts	$3,875	$3,000	$(148)	$—
Foreign currency denominated debt	4,263	4,263	(102)	—
Cash flow hedges:
Cross-currency contracts	4,000	3,300	(214)	107
Interest rate swaps	1,600	—	—	3
Total	$13,738	$10,563	$(464)	$110

Year ended December 31, 2022:
Net investment hedges:
Cross-currency contracts	$3,875	$3,000	$225	$—
Foreign currency denominated debt	5,777	5,777	248	—
Cash flow hedges:
Cross-currency contracts	4,000	3,300	378	(238)
Interest rate swaps	1,600	—	—	3
Total	$15,252	$12,077	$851	$(235)
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
The Company did not reclassify any other deferred gains or losses related to net investment hedges or cash flow hedges from accumulated other comprehensive income (loss) to earnings during the years ended December 31, 2023 and 2022. In addition, the Company did not have any ineffectiveness related to net investment hedges or cash flow hedges during the years ended December 31, 2023 and 2022, and, should they arise, any ineffective portions of the hedges would be reclassified from accumulated other comprehensive income (loss) into earnings during the period of change. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in all other investing activities in the accompanying Consolidated Statements of Cash Flows. The cash inflows and outflows associated with the Company’s derivative contracts designated as cash flow hedges are classified in cash flows from operating activities in the accompanying Consolidated Statements of Cash Flows.
The Company’s derivative instruments, as well as its nonderivative debt instruments designated and qualifying as net investment hedges, were classified as of December 31 in the Company’s Consolidated Balance Sheets as follows ($ in millions):

	2023	2022
Derivative assets:
Other long-term assets	$291	$653

Nonderivative hedging instruments:
Notes payable and current portion of long-term debt	993	—
Long-term debt	3,270	5,777
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
The following sets forth the funded status of the U.S. pension, non-U.S. pension and postretirement benefit plans as of the most recent actuarial valuations using measurement dates of December 31 ($ in millions):

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Benefits
	2023	2022	2023	2022	2023	2022
Change in pension benefit obligation:
Benefit obligation at beginning of year	$(1,909)	$(2,528)	$(1,168)	$(1,811)	$(101)	$(130)
Service cost	—	—	(30)	(35)	—	—
Interest cost	(97)	(54)	(46)	(22)	(5)	(3)
Employee/retiree contributions	—	—	(7)	(5)	(1)	(1)
Benefits and other expenses paid	155	178	47	45	12	13
Actuarial (loss) gain	(52)	495	(99)	451	(3)	20
Amendments, settlements and curtailments	45	—	13	62	—	—
Foreign exchange rate impact and other	—	—	(59)	147	—	—
Benefit obligation at end of year	(1,858)	(1,909)	(1,349)	(1,168)	(98)	(101)
Change in plan assets:
Fair value of plan assets at beginning of year	1,857	2,303	772	1,260	—	—
Actual return on plan assets	222	(278)	24	(321)	—	—
Employer contributions	10	10	36	36	11	12
Employee contributions	—	—	7	5	1	1
Amendments and settlements	(45)	—	(13)	(61)	—	—
Benefits and other expenses paid	(155)	(178)	(47)	(45)	(12)	(13)
Foreign exchange rate impact and other	—	—	36	(102)	—	—
Fair value of plan assets at end of year	1,889	1,857	815	772	—	—
Funded status	$31	$(52)	$(534)	$(396)	$(98)	$(101)
The largest contributor to the net actuarial losses affecting the benefit obligations in 2023 U.S. pension, non-U.S. pension plans and the postretirement benefit plans is decreases in the discount rates compared to the rates in the prior year.
Projected benefit obligation (“PBO”) and fair value of plan assets for pension plans and postretirement benefit plans with PBO’s in excess of plan assets ($ in millions):

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Benefits
	2023	2022	2023	2022	2023	2022
Projected benefit obligation	$92	$94	$977	$699	$98	$101
Fair value of plan assets	—	—	360	214	—	—
The year-over-year change in the amounts above reflects the changes in the benefit plans with a fair value of plan assets in excess of the projected benefit obligation.

Accumulated benefit obligation (“ABO”) and fair value of plan assets for pension plans with ABO’s in excess of plan assets ($ in millions):

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	2023	2022	2023	2022
Accumulated benefit obligation	$92	$94	$914	$644
Fair value of plan assets	—	—	357	204
The year-over-year change in the amounts above reflects the changes in the benefit plans with a fair value of plan assets in excess of the accumulated benefit obligation.
Weighted average assumptions used to determine benefit obligations at date of measurement:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Benefits
	2023	2022	2023	2022	2023	2022
Discount rate	5.1%	5.4%	3.5%	4.0%	5.1%	5.4%
Rate of compensation increase	N/A	N/A	3.1%	3.0%	N/A	N/A
In 2023, the medical trend rate used to determine the postretirement benefit obligation was 5.9%. The rate decreases gradually to an ultimate rate of 4.0% by 2048 and remains at that level thereafter. In 2022, the medical trend rate used to determine the postretirement benefit obligation was 5.2%, gradually decreasing to an ultimate rate of 4.0% by 2046 and remaining at that level thereafter. The trend rate is a significant factor in determining the amounts reported.
Components of net periodic pension and postretirement benefit (cost) ($ in millions):

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Benefits
	2023	2022	2023	2022	2023	2022
Service cost	$—	$—	$(30)	$(35)	$—	$—
Interest cost	(97)	(54)	(46)	(22)	(5)	(3)
Expected return on plan assets	124	130	33	35	—	—
Amortization of prior service (cost) credit	(1)	(1)	1	1	2	2
Amortization of net (loss) gain	(12)	(35)	7	(1)	—	(1)
Curtailment and settlement gains (losses) recognized	—	—	1	(7)	—	—
Net periodic pension benefit (cost)	$14	$40	$(34)	$(29)	$(3)	$(2)
The components of the net periodic benefit (cost) of the noncontributory defined benefit pension plans and other postretirement employee benefit plans other than service cost are included in other income (expense), net in the accompanying Consolidated Statements of Earnings.
Weighted average assumptions used to determine net periodic pension benefit (cost) at date of measurement:

	U.S. Plans		Non-U.S. Plans
	2023	2022	2023	2022
Discount rate	5.4%	2.7%	4.0%	1.5%
Expected long-term return on plan assets	6.8%	6.8%	4.6%	3.3%
Rate of compensation increase	N/A	N/A	3.0%	2.7%
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
Included in accumulated other comprehensive income (loss) as of December 31, 2023 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credit of $3 million ($2 million, after-tax) and unrecognized actuarial losses of approximately $534 million ($405 million, after-tax). The unrecognized losses and prior service cost, net, is calculated as the difference between the actuarially determined projected benefit obligation and the value of the plan assets less accrued pension costs as of December 31, 2023.
Included in accumulated other comprehensive income (loss) as of December 31, 2023 are the following amounts that have not yet been recognized in net periodic postretirement benefit cost: unrecognized prior service credits of $8 million ($6 million, after-tax) and unrecognized actuarial losses of $5 million ($4 million, after-tax). The unrecognized losses and prior service credits, net, is calculated as the difference between the actuarially determined projected benefit obligation and the value of the plan assets less accrued benefit costs as of December 31, 2023.
Selection of Expected Rate of Return on Assets
For the years ended December 31, 2023, 2022 and 2021, the Company used an expected long-term rate of return assumption of 6.75% for its U.S. defined benefit pension plan. The Company intends to use an expected long-term rate of return assumption of 6.75% for 2024 for such plan. This expected rate of return reflects the asset allocation of the plan, and is based primarily on broad, publicly-traded equity and fixed-income indices and forward-looking estimates of active portfolio and investment management. Long-term rate of return on asset assumptions for the non-U.S. plans were determined on a plan-by-plan basis based on the composition of assets and ranged from 0.8% to 6.8% in 2023 and 0.8% to 5.3% in 2022, with a weighted average rate of return assumption of 4.6% in 2023 and 3.3% in 2022.
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
The fair values of the Company’s pension plan assets for both the U.S. and non-U.S. plans as of December 31, 2023 and 2022, by asset category were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
	2023	2022	2023	2022	2023	2022	2023	2022
Cash and equivalents	$116	$113	$—	$—	$—	$—	$116	$113
Equity securities:
Common stock	410	379	—	—	—	—	410	379
Fixed income securities:
Corporate bonds	—	—	278	129	—	—	278	129
Government issued	—	—	25	24	—	—	25	24
Mutual funds	112	156	167	118	—	—	279	274
Insurance contracts	—	—	236	206	—	—	236	206
Total	$638	$648	$706	$477	$—	$—	1,344	1,125
Investments measured at NAV (a):
Common/collective trusts							906	811
Venture capital, partnerships and other private investments							454	693
Total assets at fair value							$2,704	$2,629
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
Expected Contributions
During 2024, the Company’s cash contribution requirements for its U.S. and its non-U.S. defined benefit pension plans are expected to be approximately $9 million and $35 million, respectively. During 2024, the Company’s cash contribution requirements for its other postretirement benefit plans are expected to be approximately $13 million. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contributions, local practices, market conditions, interest rates and other factors.
The following sets forth benefit payments, which reflect expected future service, as appropriate, expected to be paid by the plans in the periods indicated ($ in millions):

	U.S. Pension Plans	Non-U.S. Pension Plans	Postretirement Benefit Plans	All Plans
2024	$175	$56	$13	$244
2025	174	63	12	249
2026	173	62	11	246
2027	173	66	10	249
2028	170	66	9	245
2029 - 2033	697	358	39	1,094
Other Matters
Substantially all employees not covered by defined benefit plans are covered by defined contribution plans, which generally provide for Company funding based on a percentage of compensation.
The Company’s expenses for all defined benefit and defined contribution pension plans amounted to $219 million, $237 million and $203 million for the years ended December 31, 2023, 2022 and 2021, respectively.

NOTE 17. COMMITMENTS
The Company has entered into agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancellable at any time without penalty. As of December 31, 2023, the aggregate amount of the Company’s purchase obligations totaled approximately $2.1 billion and the majority of these obligations are expected to be settled during 2024.

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
The Company has recorded a provision for environmental investigation and remediation and environmental-related claims with respect to sites owned or formerly owned by the Company and its subsidiaries and third-party sites where the Company has been determined to be a potentially responsible party. The Company generally makes an assessment of the costs involved for its remediation efforts based on environmental studies, as well as its prior experience with similar sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties of the Company’s involvement in certain sites, uncertainties regarding the extent of the required cleanup, the availability of alternative cleanup methods, variations in the interpretation of applicable laws and regulations, the possibility of insurance recoveries with respect to certain sites and the fact that imposition of joint and several liability with right of contribution is possible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other environmental laws and regulations. If the Company determines that potential liability for a particular site or with respect to a personal injury claim is known or considered probable and reasonably estimable, the Company accrues the total estimated loss, including investigation and remediation costs, associated with the site or claim. As of December 31, 2023, the Company had a reserve of $183 million for environmental matters which are known or considered probable and reasonably estimable (of which $163 million are noncurrent), which reflects the Company’s best estimate of the costs to be incurred with respect to such matters.
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
As of December 31, 2023, the Company had approximately $655 million of guarantees consisting primarily of outstanding standby letters of credit, bank guarantees and performance and bid bonds. These guarantees have been provided in connection with certain arrangements with vendors, customers, insurance providers, financing counterparties and governmental entities to secure the Company’s obligations and/or performance requirements related to specific transactions. The Company believes that if the obligations under these instruments were triggered, it would not have a material effect on its Consolidated Financial Statements.

NOTE 19. STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION
Stockholders’ Equity
On July 16, 2013, the Company’s Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Repurchase Program, and the timing and amount of any shares repurchased under the program will be determined by the Company’s management based on its evaluation of market conditions and other factors. The Repurchase Program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plan) and for other corporate purposes. On July 22, 2022, the Company repurchased 3,906 shares of the Company’s common stock for $1 million as part of the Repurchase Program. As of December 31, 2023, approximately 20 million shares remained available for repurchase pursuant to the Repurchase Program. The Company expects to fund any future stock repurchases using the Company’s available cash balances or proceeds from the issuance of debt.
Except as discussed above, neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during 2023, 2022 or 2021.

The following table summarizes the Company’s share activity for the years ended December 31 (shares in millions):

	2023	2022	2021
Preferred stock - shares issued:
Balance, beginning of period	1.7	3.4	3.4
Conversion of MCPS to common stock	(1.7)	(1.7)	—
Balance, end of period	—	1.7	3.4

Common stock - shares issued:
Balance, beginning of period	869.3	855.7	851.3
Issuance of common stock attributable to stock-based compensation	2.6	2.6	3.4
Conversion of MCPS to common stock	8.6	11.0	—
Common stock issued in connection with acquisitions	—	—	0.1
Common stock issued in connection with LYONs’ conversions	—	—	0.9
Balance, end of period	880.5	869.3	855.7
As of April 17, 2023, all outstanding shares of the Company’s 5.00% MCPS Series B converted to common shares at a rate of 5.0175 common shares per share of preferred stock into an aggregate of 8.6 million shares of the Company’s common stock, pursuant to the terms of the Certificate of Designation governing the Series B Preferred Stock. Danaher issued cash in lieu of fractional shares of common stock in the conversion. The final quarterly cash dividend of $12.50 per share was paid on April 17, 2023.
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
Stock-Based Compensation
Stock options, RSUs and PSUs have been issued to directors, officers and other employees under the Company’s 2007 Omnibus Incentive Plan. The 2007 Omnibus Incentive Plan provides for the grant of stock options, stock appreciation rights, RSUs, restricted stock, PSUs or any other stock-based award and cash-based awards. A total of approximately 135 million shares of Danaher common stock have been authorized for issuance under the 2007 Omnibus Incentive Plan since the plan’s inception. As of December 31, 2023, approximately 50 million shares of the Company’s common stock remain available for issuance under the 2007 Omnibus Incentive Plan (excluding shares underlying outstanding awards).
Stock options granted prior to 2022 under the 2007 Omnibus Incentive Plan generally vest pro rata over a five-year period and terminate ten years from the grant date, although executive officers and certain other employees have been awarded options with different vesting criteria. Stock options granted subsequent to December 31, 2021 under the 2007 Omnibus Incentive Plan generally vest pro rata over a four-year period and terminate ten years from the grant date, although executive officers and certain other employees have been awarded options with different vesting criteria. Options granted to outside directors under the 2007 Omnibus Incentive Plan are fully vested as of the grant date. Option exercise prices for options granted by the Company equal the closing price of the Company’s common stock on the New York Stock Exchange on the date of grant.
RSUs issued under the 2007 Omnibus Incentive Plan provide for the issuance of a share of the Company’s common stock at no cost to the holder. RSUs granted prior to 2022 to employees under the 2007 Omnibus Incentive Plan generally provide for pro rata time-based vesting over a five-year period, although executive officers and certain other employees have been awarded RSUs with different vesting criteria. RSUs granted subsequent to December 31, 2021 to employees under the 2007 Omnibus Incentive Plan generally vest pro rata over a four-year period, although certain employees have been awarded RSUs with different vesting criteria. The RSUs that have been granted to directors under the 2007 Omnibus Incentive Plan vest on the earlier of the first anniversary of the grant date or the date of, and immediately prior to, the next annual meeting of the Company’s shareholders following the grant date, but the underlying shares are not issued until the earlier of the director’s death or the first day of the seventh month following the director’s retirement from the Board. Prior to vesting, RSUs granted under the 2007 Omnibus Incentive Plan do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued and outstanding.

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
In connection with the Separation and in accordance with the employee matters agreement Danaher and Veralto have entered into, stock-based compensation awards have been converted into awards of the company that employs the employee post-separation. The Company has made certain adjustments to the exercise price and the number of shares underlying the stock-based compensation awards held by its employees, with the intention of preserving the intrinsic value of the awards immediately prior to the Separation. The adjustment to the Company’s stock-based compensation awards as a result of the Separation did not have a significant impact to the Company’s stock compensation expense. Veralto has responsibility for the awards that were converted into Veralto awards.
The following summarizes the assumptions used in the Black-Scholes model to value options granted during the years ended December 31:

	2023	2022	2021
Risk-free interest rate	3.5 – 4.5%	1.8 – 4.0%	0.6 – 1.5%
Weighted average volatility	27.8%	30.3%	29.8%
Dividend yield	0.5%	0.4%	0.3%
Expected years until exercise	5.0 – 7.0	5.0 – 7.5	5.0 – 7.5
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

The following summarizes the components of the Company’s continuing operations stock-based compensation expense for the years ended December 31 ($ in millions):

	2023	2022	2021
RSUs/PSUs:
Pretax compensation expense	$173	$172	$109
Income tax benefit	(38)	(36)	(23)
RSU/PSU expense, net of income taxes	135	136	86
Stock options:
Pretax compensation expense	133	123	75
Income tax benefit	(27)	(25)	(16)
Stock option expense, net of income taxes	106	98	59
Total stock-based compensation:
Pretax compensation expense	306	295	184
Income tax benefit	(65)	(61)	(39)
Total stock-based compensation expense, net of income taxes	$241	$234	$145
Stock-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Earnings. As of December 31, 2023, $158 million of total unrecognized compensation cost related to RSUs/PSUs is expected to be recognized over a weighted average period of approximately two years. As of December 31, 2023, $205 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately two years. Future compensation amounts will be adjusted for any changes in estimated forfeitures.
The following summarizes option activity under the Company’s stock plans (in millions, except weighted exercise price and number of years):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2021	17.9	$89.40
Granted	3.1	213.85
Exercised	(2.7)	66.25
Cancelled/forfeited	(0.8)	135.49
Outstanding as of December 31, 2021	17.5	112.91
Granted	2.6	236.68
Exercised	(1.8)	77.27
Cancelled/forfeited	(0.7)	184.80
Outstanding as of December 31, 2022	17.6	131.98
Granted	2.8	218.69
Exercised	(1.7)	83.13
Cancelled/forfeited	(0.9)	178.71
Adjustment due to Separation(a)	(2.1)	154.67
Outstanding as of December 31, 2023	15.7	147.02	6	$1,351
Vested and expected to vest as of December 31, 2023(b)	15.4	$145.89	6	$1,345
Vested as of December 31, 2023	9.0	$108.26	4	$1,122
(a)    The “Adjustment due to Separation” reflects the cancellation of stock options which were outstanding as of September 30, 2023 and held by Veralto employees which have been terminated and replaced by Veralto with Veralto equity awards as part of the Separation.
(b) The “expected to vest” options are the net unvested options that remain after applying the forfeiture rate assumption to total unvested options.
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2023 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2023. The amount of aggregate intrinsic value will change based on the price of the Company’s common stock.
The weighted average per share grant-date fair values of options granted during 2023, 2022 and 2021 were $68.92, $71.35 and $57.36, respectively.

Options outstanding as of December 31, 2023 are summarized below (in millions, except price per share and number of years):

	Outstanding			Exercisable
Exercise Price	Shares	Average Exercise Price	Average Remaining Life (in years)	Shares	Average Exercise Price
$50.37 to $70.73	1.7	$58.40	2	1.7	$58.40
$70.74 to $100.80	3.5	82.43	3	3.5	82.43
$100.81 to $167.29	4.1	120.82	5	2.5	117.47
$167.30 to $221.34	3.8	209.86	8	0.5	196.95
$221.35 to $266.20	2.6	242.31	8	0.8	245.07
The aggregate intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 was $259 million, $288 million and $446 million, respectively. Exercise of options during the years ended December 31, 2023, 2022 and 2021 resulted in cash receipts of $148 million, $130 million and $167 million, respectively. Upon exercise of the award by the employee, the Company derives a tax deduction measured by the excess of the market value over the grant price at the date of exercise. The Company realized a tax benefit of $48 million, $48 million and $83 million in 2023, 2022 and 2021, respectively, related to the exercise of employee stock options.
The following summarizes information on unvested RSU and PSU activity (in millions, except weighted average grant-date fair value):

	Number of RSUs/PSUs	Weighted Average Grant-Date Fair Value
Unvested as of January 1, 2021	3.8	$103.07
Granted	1.0	208.33
Vested	(1.1)	87.37
Forfeited	(0.2)	140.85
Unvested as of December 31, 2021	3.5	135.92
Granted	1.2	235.47
Vested	(1.1)	121.04
Forfeited	(0.3)	235.47
Unvested as of December 31, 2022	3.3	168.03
Granted	1.2	219.29
Vested	(0.9)	148.90
Forfeited	(0.3)	204.97
Adjustment due to Separation(a)	(0.4)	211.14
Unvested as of December 31, 2023	2.9	185.41
(a)    The “Adjustment due to Separation” reflects the cancellation of RSUs and PSUs which were outstanding as of September 30, 2023 and held by Veralto employees which have been terminated and replaced by Veralto with Veralto equity awards as part of the Separation.
The Company realized a tax benefit of $32 million, $37 million and $35 million in the years ended December 31, 2023, 2022 and 2021, respectively, related to the vesting of RSUs and PSUs.
The excess tax benefit of $51 million, $61 million and $95 million related to the exercise of employee stock options and vesting of RSUs and PSUs for the years ended December 31, 2023, 2022 and 2021, respectively, has been recorded as a reduction to the current income tax provision and is reflected as an operating cash inflow in the accompanying Consolidated Statements of Cash Flows.
In connection with the exercise of certain stock options and the vesting of RSUs previously issued by the Company, a number of shares sufficient to fund statutory minimum tax withholding requirements has been withheld from the total shares issued or released to the award holder (though under the terms of the applicable plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the year ended December 31, 2023, 369 thousand shares with an aggregate value of $80 million were withheld to satisfy the requirement. During the year ended December 31, 2022, 362 thousand shares with an aggregate value of $99 million were withheld to satisfy the requirement. The withholding is treated as a reduction in additional paid-in capital in the accompanying Consolidated Statements of Stockholders’ Equity and a reduction in proceeds from the issuance of common stock in connection with stock-based compensation in the accompanying Consolidated Statements of Cash Flows.

Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income (loss) by component are summarized below ($ in millions).

	Foreign Currency Translation Adjustments	Pension and Postretirement Plan Benefit Adjustments		Cash Flow Hedge Adjustments		Accumulated Comprehensive Income (Loss)
Balance, January 1, 2021	$745	$(928)		$(185)		$(368)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	(1,277)	436		523		(318)
Income tax impact	(7)	(102)		5		(104)
Other comprehensive income (loss) before reclassifications, net of income taxes	(1,284)	334		528		(422)
Reclassification adjustments
Increase (decrease)	—	58	(a)	(280)	(b)	(222)
Income tax impact	—	(14)		(1)		(15)
Reclassification adjustments, net of income taxes	—	44		(281)		(237)
Net other comprehensive income (loss), net of income taxes	(1,284)	378		247		(659)
Balance, December 31, 2021	(539)	(550)		62		(1,027)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	(2,051)	233		378		(1,440)
Income tax impact	(54)	(56)		(91)		(201)
Other comprehensive income (loss) before reclassifications, net of income taxes	(2,105)	177		287		(1,641)
Reclassification adjustments
Increase (decrease)	—	42	(a)	(235)	(b)	(193)
Income tax impact	—	(10)		(1)		(11)
Reclassification adjustments, net of income taxes	—	32		(236)		(204)
Net other comprehensive income (loss), net of income taxes	(2,105)	209		51		(1,845)
Balance, December 31, 2022	(2,644)	(341)		113		(2,872)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	181	(70)		(214)		(103)
Income tax impact	34	18		91		143
Other comprehensive income (loss) before reclassifications, net of income taxes	215	(52)		(123)		40
Reclassification adjustments
Increase (decrease)	—	2	(a)	110	(b)	112
Income tax impact	—	(1)		(1)		(2)
Reclassification adjustments, net of income taxes	—	1		109		110
Net other comprehensive income (loss), net of income taxes	215	(51)		(14)		150
Distribution of Veralto Corporation	983	(9)	(c)	—		974
Balance, December 31, 2023	$(1,446)	$(401)		$99		$(1,748)
(a)    This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension and postretirement cost (refer to Note 16 for additional details).
(b)    Reflects reclassification to earnings related to remeasurement of certain long-term debt (refer to Note 15 for additional details).
(c)    This accumulated other comprehensive income (loss) component included an income tax impact of $2 million.

NOTE 20. QUARTERLY DATA (UNAUDITED)
Provided below is selected unaudited quarterly financial data for the years ended December 31, 2023 and 2022 which reflects Veralto as a discontinued operation ($ in millions, except per share data):

	1st Quarter		2nd Quarter	3rd Quarter		4th Quarter
2023:
Sales	$5,949		$5,912	$5,624		$6,405
Gross profit	3,662		3,318	3,275		3,779
Operating profit	1,517		1,163	1,185		1,337
Net earnings from continuing operations	1,240		920	940		1,121
Net earnings from discontinued operations, net of income taxes	210		186	189		(42)
Net earnings attributable to common stockholders	1,429		1,106	1,129		1,079
Net earnings per common share from continuing operations(a):
Basic	$1.67		$1.25	$1.27		$1.52
Diluted	$1.65		$1.24	$1.26		$1.50
Net earnings per common share from discontinued operations:
Basic	$0.29		$0.25	$0.26		$(0.06)
Diluted	$0.28		$0.25	$0.25		$(0.06)
Net earnings per common share:
Basic	$1.96		$1.50	$1.53		$1.46
Diluted	$1.94	(b)	$1.49	$1.51		$1.45	(b)

2022:
Sales	$6,526		$6,528	$6,455		$7,134
Gross profit	4,058		4,013	3,891		4,226
Operating profit	1,931		1,891	1,717		1,997
Net earnings from continuing operations	1,536		1,437	1,343		2,012
Net earnings from discontinued operations, net of income taxes	189		243	229		220
Net earnings attributable to common stockholders	1,684		1,658	1,551		2,210
Net earnings per common share from continuing operations(a):
Basic	$2.09		$1.95	$1.81		$2.73
Diluted	$2.05		$1.92	$1.79		$2.70
Net earnings per common share from discontinued operations:
Basic	$0.26		$0.33	$0.31		$0.30
Diluted	$0.26		$0.33	$0.31		$0.30
Net earnings per common share:
Basic	$2.35		$2.28	$2.13	(b)	$3.03
Diluted	$2.31		$2.25	$2.10		$2.99	(b)
(a) Refer to Note 4 for additional information on the calculation of net earnings per share from continuing operations.
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
Management’s annual report on its internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm’s audit report on the effectiveness of Danaher’s internal control over financial reporting are included in the Company’s financial statements for the year ended December 31, 2023 included in Item 8 of this Annual Report on Form 10-K, under the headings “Report of Management on Danaher Corporation’s Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” respectively, and are incorporated herein by reference.
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
In the normal course of business, as permitted and authorized by the OFAC General License (but subject to the Company’s suspension of sales prohibited by sanctions and suspension of certain other product shipments to Russia as a result of the conflict with Ukraine), certain of the Company’s subsidiaries may file notifications with, or apply for import licenses and permits from, the FSB as required pursuant to Russian encryption product import controls for the purpose of enabling such subsidiaries or their channel partners to import and distribute certain products in the Russian Federation. There are no gross revenues or net profits directly associated with these activities, and neither the Company nor any of its subsidiaries distribute or sell products or provide services to the FSB.
Director and Officer Trading Arrangements
On November 28, 2023, Rainer M. Blair, Danaher’s President and Chief Executive Officer, adopted a trading plan that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) for the sale through November 21, 2024 of up to 103,379 shares of Danaher common stock.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than the information below, the information required by this Item is incorporated by reference from the sections entitled Proposal 1–Election of Directors of Danaher, Corporate Governance and Other Information in the Proxy Statement for the Company’s 2024 annual meeting of shareholders and from the information under the caption “Information About Our Executive Officers” in Part I hereof. No nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than the Company pursuant to which such person is or was to be selected as a director or nominee.
Code of Ethics
Danaher has adopted a code of business conduct and ethics for directors, officers (including Danaher’s principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Code of Conduct. The Code of Conduct is available in the “Governance” section of Danaher’s website at www.danaher.com.
Danaher intends to disclose any amendment to the Code of Conduct that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, and any waiver from a provision of the Code of Conduct granted to any director, principal executive officer, principal financial officer, principal accounting officer, or any of its other executive officers, in the “Governance” section of its website, at www.danaher.com, within four business days following the date of such amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from the sections entitled Director Compensation, Compensation Discussion and Analysis, Compensation Committee Report, Compensation Tables and Information (other than the Pay Versus Performance disclosure) and Summary of Employment Agreements and Plans in the Proxy Statement for the Company’s 2024 annual meeting of shareholders (provided that the Compensation Committee Report shall not be deemed to be “filed” and the Pay-Versus-Performance disclosure shall not be deemed to be incorporated by reference herein).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from the sections entitled Beneficial Ownership of Danaher Common Stock by Directors, Officers and Principal Shareholders, Summary of Employment Agreements and Plans and Compensation Tables and Information in the Proxy Statement for the Company’s 2024 annual meeting of shareholders (provided that the Pay-Versus-Performance disclosure shall not be deemed to be incorporated by reference herein).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from the section entitled Director Independence and Related Person Transactions in the Proxy Statement for the Company’s 2024 annual meeting of shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is Ernst & Young LLP, Tysons, Virginia, PCAOB ID: 00042.
The information required by this Item is incorporated by reference from the section entitled Proposal 2–Ratification of Independent Registered Public Accounting Firm in the Proxy Statement for the Company’s 2024 annual meeting of shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a)    The following documents are filed as part of this report.
(1)Financial Statements. The financial statements are set forth under “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
(2)Schedules. An index of Exhibits and Schedules is on page 108 of this report. Schedules other than those listed below have been omitted from this Annual Report on Form 10-K because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.
(3)Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

DANAHER CORPORATION
INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULE

Page Number in Form 10-K
Schedule:
Valuation and Qualifying Accounts	114
EXHIBIT INDEX

Exhibit Number	Description

2.1	Separation and Distribution Agreement, dated as of September 29, 2023, by and between Danaher Corporation and Veralto Corporation	Incorporated by reference from Exhibit 2.1 to Danaher Corporation’s Current Report on Form 8-K filed on October 2, 2023

3.1	Restated Certificate of Incorporation of Danaher Corporation	Incorporated by reference from Exhibit 3.1 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2012

3.2	Amended and Restated By-laws of Danaher Corporation	Incorporated by reference from Exhibit 3.1 to Danaher Corporation’s Current Report on Form 8-K filed December 7, 2022

4.1	Senior Indenture dated as of December 11, 2007 by and between Danaher Corporation and The Bank of New York Mellon Trust Company, N.A. as trustee (“Senior Indenture”)	Incorporated by reference from Exhibit 1.2 to Danaher Corporation’s Current Report on Form 8-K filed on December 11, 2007

4.2	First Supplemental Indenture to Senior Indenture, dated as of September 15, 2015, by and between Danaher Corporation and The Bank of New York Mellon Trust Company, N.A. as trustee	Incorporated by reference from Exhibit 4.1 to Danaher Corporation’s Current Report on Form 8-K filed September 15, 2015

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

4.5	Second Supplemental Indenture to Senior Indenture, dated as of July 1, 2019 between Danaher Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee	Incorporated by reference from Exhibit 4.2 to Danaher Corporation’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 filed July 10, 2019

4.6	Third Supplemental Indenture to Senior Indenture, dated as of March 30, 2020 between Danaher Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee	Incorporated by reference from Exhibit 4.3 to Danaher Corporation’s Current Report on Form 8-K filed on March 30, 2020

4.7	Fourth Supplemental Indenture to Senior Indenture, dated as of October 6, 2020 between Danaher Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee	Incorporated by reference from Exhibit 4.4 to Danaher Corporation’s Current Report on Form 8-K filed on October 6, 2020

4.8	Fifth Supplemental Indenture to Senior Indenture, dated as of December 10, 2021 between Danaher Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee	Incorporated by reference from Exhibit 4.4 to Danaher Corporation’s Current Report on Form 8-K filed on December 10, 2021

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

4.12	Description of Securities Registered Under Section 12 of the Exchange Act

10.1	Danaher Corporation 2007 Omnibus Incentive Plan, as amended and restated*	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed December 8, 2021

10.2	Danaher Corporation Non-Employee Directors’ Deferred Compensation Plan, as amended, a sub-plan under the 2007 Omnibus Incentive Plan*	Incorporated by reference from Exhibit 10.2 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008

10.3	Amended Form of Election to Defer under the Danaher Corporation Non-Employee Directors’ Deferred Compensation Plan*	Incorporated by reference from Exhibit 10.3 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008

10.4	Form of Danaher Corporation 2007 Omnibus Incentive Plan Stock Option Agreement for Non-Employee Directors*

10.5	Form of Danaher Corporation 2007 Omnibus Incentive Plan RSU Agreement for Non-Employee Directors*

10.6	Form of Danaher Corporation 2007 Omnibus Incentive Plan Stock Option Agreement*

10.7	Form of Danaher Corporation 2007 Omnibus Incentive Plan RSU Agreement*

10.8	Form of Danaher Corporation 2007 Omnibus Incentive Plan PSU Agreement*

10.9	Danaher Corporation & Subsidiaries Amended and Restated Executive Deferred Incentive Program*	Incorporated by reference from Exhibit 10.3 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023

10.10	Amendment to Danaher Executive Deferred Incentive Program*	Incorporated by reference from Exhibit 10.13 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2023

10.11	Danaher Corporation Excess Contribution Program, a sub-plan under the 2007 Omnibus Incentive Plan, as amended and restated*	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023

10.12	Amendment to Danaher Excess Contribution Program*	Incorporated by reference from Exhibit 10.14 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2023

10.13	Amended and Restated Danaher Corporation Deferred Compensation Plan*	Incorporated by reference from Exhibit 10.2 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023

10.14	Amendment to Amended and Restated Danaher Corporation Deferred Compensation Plan*	Incorporated by reference from Exhibit 10.12 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2023

10.15	Danaher Corporation Senior Leader Severance Pay Plan*	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2013

10.16	Amended and Restated Agreement Regarding Competition and Protection of Proprietary Interests by and between Danaher Corporation and Rainer M. Blair, dated May 6, 2020*	Incorporated by reference from Exhibit 10.2 to Danaher Corporation’s Current Report on Form 8-K filed May 6, 2020

10.17	Agreement Regarding Competition and Protection of Proprietary Interests by and between Danaher Corporation and Joakim Weidemanis, dated as of May 15, 2020*	Incorporated by reference from Exhibit 10.3 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2020

10.18	Agreement Regarding Competition and Protection of Proprietary Interests by and between Danaher Corporation and Matthew McGrew dated November 7, 2018*	Incorporated by reference from Exhibit 10.2 to Danaher Corporation’s Current Report on Form 8-K filed on November 8, 2018

10.19	Agreement Regarding Competition and Protection of Proprietary Interests by and between Danaher Corporation and Jose-Carlos Gutierrez-Ramos dated February 14, 2023*	Incorporated by reference from Exhibit 10.20 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022

10.20	Letter Agreement by and between Danaher Corporation and Jose-Carlos Gutierrez-Ramos dated November 23, 2020*	Incorporated by reference from Exhibit 10.21 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022

10.21	Agreement Regarding Competition and Protection of Proprietary Interests by and between Danaher Corporation and Georgeann Couchara dated January 29, 2024*

10.22	Description of compensation arrangements for non-management directors*

10.23	Management Agreement dated September 29, 2023 by and between FJ900, Inc. and Joust Capital II, LLC (1)	Incorporated by reference from Exhibit 10.15 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2023

10.24	Interchange Agreement dated September 29, 2023 by and between Danaher Corporation and Joust Capital II, LLC (2)	Incorporated by reference from Exhibit 10.16 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2023

10.25	Aircraft Time Sharing Agreement by and between Danaher Corporation and Rainer M. Blair, dated as of November 17, 2023* (3)

10.26	Form of Director and Officer Indemnification Agreement	Incorporated by reference from Exhibit 10.35 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008

10.27
Third Amended and Restated Credit Agreement, dated as of August 11, 2023, among Danaher Corporation, certain of its subsidiaries party thereto, Bank of America, N.A., as Administrative Agent, and the lenders referred to therein
Incorporated by reference to Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed on August 15, 2023

10.28	Employee Matters Agreement, dated as of September 29, 2023, by and between Danaher Corporation and Veralto Corporation	Incorporated by reference to Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed on October 2, 2023

10.29	Tax Matters Agreement, dated as of September 29, 2023, by and between Danaher Corporation and Veralto Corporation	Incorporated by reference to Exhibit 10.2 to Danaher Corporation’s Current Report on Form 8-K filed on October 2, 2023

10.30	Transition Services Agreement, dated as of September 29, 2023, by and between Danaher Corporation and Veralto Corporation	Incorporated by reference to Exhibit 10.3 to Danaher Corporation’s Current Report on Form 8-K filed on October 2, 2023

10.31	Intellectual Property Matters Agreement, dated as of September 29, 2023, by and between Danaher Corporation and Veralto Corporation	Incorporated by reference to Exhibit 10.4 to Danaher Corporation’s Current Report on Form 8-K filed on October 2, 2023

10.32	DBS License Agreement, dated as of September 29, 2023, by and between Danaher Corporation and Veralto Corporation	Incorporated by reference to Exhibit 10.5 to Danaher Corporation’s Current Report on Form 8-K filed on October 2, 2023

21.1	Subsidiaries of Registrant

22.1	Subsidiary guarantors and issuers of guaranteed securities and affiliates whose securities collateralize securities of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Danaher Corporation Clawback Policy

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (4)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (4)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (4)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (4)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (4)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (4)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Danaher is a party to additional long-term debt instruments under which, in each case, the total amount of debt authorized does not exceed 10% of the total assets of Danaher and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Danaher agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

*	Indicates management contract or compensatory plan, contract or arrangement.
(1)	In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, FJ900, Inc. (a subsidiary of Danaher) has entered into a management agreement with Stonehavens Global LLC that is substantially identical in all material respects to the form of agreement referenced as Exhibit 10.23, except as to the referenced aircraft and the name of the counterparty.
(2)	In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, Danaher Corporation or a subsidiary thereof has entered into additional interchange agreements with each of Joust Capital II, LLC and Joust Capital III, LLC that are substantially identical in all material respects to the form of agreement attached as Exhibit 10.24, except as to the referenced aircraft and, in certain cases, the name of the counterparty.
(3)	In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, Danaher Corporation has entered into an aircraft time sharing agreement with Matthew R. McGrew that is substantially identical in all material respects to the form of agreement referenced as Exhibit 10.25.
(4)	Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2023 and 2022, (ii) Consolidated Statements of Earnings for the years ended December 31, 2023, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2023, 2022 and 2021, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DANAHER CORPORATION

Date:	February 21, 2024	By:	/s/ RAINER M. BLAIR
Rainer M. Blair
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Name, Title and Signature	Date

/s/ STEVEN M. RALES	February 21, 2024
Steven M. Rales
Chairman of the Board

/s/ MITCHELL P. RALES	February 21, 2024
Mitchell P. Rales
Chairman of the Executive Committee

/s/ RAINER M. BLAIR	February 21, 2024
Rainer M. Blair
President, Chief Executive Officer and Director

/s/ LINDA FILLER	February 21, 2024
Linda Filler
Director

/s/ FEROZ DEWAN	February 21, 2024
Feroz Dewan
Director

/s/ TERI LIST	February 21, 2024
Teri List
Director

/s/ WALTER G. LOHR, JR.	February 21, 2024
Walter G. Lohr, Jr.
Director

/s/ JESSICA L. MEGA, M.D., MPH	February 21, 2024
Jessica L. Mega, M.D, MPH
Director

/s/ PARDIS C. SABETI, M.D., D.Phil	February 21, 2024
Pardis C. Sabeti, M.D., D.Phil
Director

/s/ A. SHANE SANDERS	February 21, 2024
A. Shane Sanders
Director

/s/ JOHN T. SCHWIETERS	February 21, 2024
John T. Schwieters
Director

/s/ ALAN G. SPOON	February 21, 2024
Alan G. Spoon
Director

/s/ RAYMOND C. STEVENS, Ph.D.	February 21, 2024
Raymond C. Stevens, Ph.D.
Director

/s/ ELIAS A. ZERHOUNI, M.D.	February 21, 2024
Elias A. Zerhouni, M.D.
Director

/s/ MATTHEW R. MCGREW	February 21, 2024
Matthew R. McGrew
Executive Vice President and Chief Financial Officer

/s/ CHRISTOPHER M. BOUDA	February 21, 2024
Christopher M. Bouda
Vice President and Chief Accounting Officer

DANAHER CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
($ in millions)

Classification	Balance at Beginning of Period (a)	Charged to Costs & Expenses	Impact of Currency	Charged to Other Accounts (b)	Write-Offs, Write-Downs & Deductions	Balance at End of Period (a)
Year ended December 31, 2023:
Allowances deducted from asset account
Allowance for doubtful accounts	$92	43	—	15	(29)	$121
Year ended December 31, 2022:
Allowances deducted from asset account
Allowance for doubtful accounts	$90	20	(4)	—	(14)	$92
Year ended December 31, 2021:
Allowances deducted from asset account
Allowance for doubtful accounts	$91	27	(3)	—	(25)	$90
(a)     Amounts include allowance for doubtful accounts classified as current and noncurrent.
(b)    Amounts related to businesses acquired.