Form 10-Q
period 2024-03-29
DANAHER CORP /DE/
filed 2024-04-23
CIK 313616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The number of shares of common stock outstanding at April 18, 2024 was 740,686,541.

DANAHER CORPORATION
INDEX
FORM 10-Q

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ in millions, except per share amount)
(unaudited)

	March 29, 2024	December 31, 2023
ASSETS
Current assets:
Cash and equivalents	$7,031	$5,864
Trade accounts receivable, less allowance for doubtful accounts of $123 and $120, respectively	3,379	3,922
Inventories:
Finished goods	1,296	1,282
Work in process	509	459
Raw materials	840	853
Total inventories	2,645	2,594
Prepaid expenses and other current assets	1,317	1,557
Total current assets	14,372	13,937
Property, plant and equipment, net of accumulated depreciation of $3,956 and $3,826, respectively	4,562	4,553
Other long-term assets	3,734	3,644
Goodwill	40,846	41,608
Other intangible assets, net	19,888	20,746
Total assets	$83,402	$84,488
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$1,746	$1,695
Trade accounts payable	1,679	1,766
Accrued expenses and other liabilities	4,353	4,813
Total current liabilities	7,778	8,274
Other long-term liabilities	5,760	6,017
Long-term debt	16,417	16,707
Stockholders’ equity:
Common stock - $0.01 par value, 2.0 billion shares authorized; 882.3 million issued and 740.6 million outstanding as of March 29, 2024; 880.5 million issued and 739.2 million outstanding as of December 31, 2023	9	9
Additional paid-in capital	14,215	14,151
Retained earnings	41,962	41,074
Accumulated other comprehensive income (loss)	(2,744)	(1,748)
Total Danaher stockholders’ equity	53,442	53,486
Noncontrolling interests	5	4
Total stockholders’ equity	53,447	53,490
Total liabilities and stockholders’ equity	$83,402	$84,488
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three-Month Period Ended
	March 29, 2024	March 31, 2023
Sales	$5,796	$5,949
Cost of sales	(2,309)	(2,287)
Gross profit	3,487	3,662
Operating costs:
Selling, general and administrative expenses	(1,807)	(1,772)
Research and development expenses	(368)	(373)
Operating profit	1,312	1,517
Nonoperating income (expense):
Other income (expense), net	(36)	24
Interest expense	(65)	(66)
Interest income	60	48
Earnings before income taxes	1,271	1,523
Income taxes	(183)	(283)
Net earnings from continuing operations	1,088	1,240
Earnings from discontinued operations, net of income taxes	—	210
Net earnings	1,088	1,450
Mandatory convertible preferred stock dividends	—	(21)
Net earnings attributable to common stockholders	$1,088	$1,429
Net earnings per common share from continuing operations:
Basic	$1.47	$1.67
Diluted	$1.45	$1.65
Net earnings per common share from discontinued operations:
Basic	$—	$0.29
Diluted	$—	$0.28
Net earnings per common share:
Basic	$1.47	$1.96
Diluted	$1.45	$1.94	(a)
Average common stock and common equivalent shares outstanding:
Basic	740.6	729.4
Diluted	748.6	737.2
(a) Net earnings per common share amount does not add due to rounding.
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three-Month Period Ended
	March 29, 2024	March 31, 2023
Net earnings	$1,088	$1,450
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(948)	25
Pension and postretirement plan benefit adjustments	2	—
Cash flow hedge adjustments	(50)	81
Total other comprehensive income (loss), net of income taxes	(996)	106
Comprehensive income	$92	$1,556
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ in millions)
(unaudited)

	Three-Month Period Ended
	March 29, 2024	March 31, 2023
Preferred stock:
Balance, beginning and end of period	$—	$1,668
Common stock:
Balance, beginning and end of period	$9	$9
Additional paid-in capital:
Balance, beginning of period	$14,151	$12,072
Common stock-based award	64	58
Balance, end of period	$14,215	$12,130
Retained earnings:
Balance, beginning of period	$41,074	$39,205
Net earnings	1,088	1,450
Common stock dividends declared	(200)	(197)
Mandatory Convertible Preferred Stock dividends declared	—	(21)
Balance, end of period	$41,962	$40,437
Accumulated other comprehensive income (loss):
Balance, beginning of period	$(1,748)	$(2,872)
Other comprehensive income (loss)	(996)	106
Balance, end of period	$(2,744)	$(2,766)
Noncontrolling interests:
Balance, beginning of period	$4	$8
Change in noncontrolling interests	1	—
Balance, end of period	$5	$8
Total stockholders’ equity, end of period	$53,447	$51,486
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Three-Month Period Ended
	March 29, 2024	March 31, 2023
Cash flows from operating activities:
Net earnings	$1,088	$1,450
Less: earnings from discontinued operations, net of income taxes	—	(210)
Net earnings from continuing operations	1,088	1,240
Noncash items:
Depreciation	179	163
Amortization of intangible assets	407	372
Amortization of acquisition-related inventory fair value step-up	25	—
Stock-based compensation expense	60	70
Investment (gains) losses	37	(22)
Change in trade accounts receivable, net	516	630
Change in inventories	(118)	(255)
Change in trade accounts payable	(74)	(195)
Change in prepaid expenses and other assets	(21)	39
Change in accrued expenses and other liabilities	(360)	(236)
Total operating cash provided by continuing operations	1,739	1,806
Total operating cash provided by discontinued operations	—	141
Net cash provided by operating activities	1,739	1,947
Cash flows from investing activities:
Payments for additions to property, plant and equipment	(291)	(266)
Payments for purchases of investments	(53)	(43)
Proceeds from sales of investments	9	1
All other investing activities	14	13
Total investing cash used in continuing operations	(321)	(295)
Total investing cash used in discontinued operations	—	(9)
Total cash used in investing activities	(321)	(304)
Cash flows from financing activities:
Payments for the issuance of common stock in connection with stock-based compensation, net	(1)	(34)
Payment of dividends	(177)	(204)
Net proceeds from (repayments of) borrowings (maturities of 90 days or less)	68	(4)
All other financing activities	(23)	(20)
Total cash used in financing activities	(133)	(262)
Effect of exchange rate changes on cash and equivalents	(118)	3
Net change in cash and equivalents	1,167	1,384
Beginning balance of cash and equivalents	5,864	5,995
Ending balance of cash and equivalents	$7,031	$7,379
Supplemental disclosures:
Cash interest payments	$42	$82
Cash income tax payments	222	228
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. GENERAL
The Consolidated Condensed Financial Statements included herein have been prepared by Danaher Corporation (“Danaher” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In this quarterly report, the terms “Danaher” or the “Company” refer to Danaher Corporation, Danaher Corporation and its consolidated subsidiaries, or the consolidated subsidiaries of Danaher Corporation, as the context requires. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The Consolidated Condensed Financial Statements included herein should be read in conjunction with the financial statements as of and for the year ended December 31, 2023 and the Notes thereto included in the Company’s 2023 Annual Report on Form 10-K filed on February 21, 2024 (the “2023 Annual Report”).
In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 29, 2024 and December 31, 2023, its results of operations for the three-month periods ended March 29, 2024 and March 31, 2023 and its cash flows for each of the three-month periods then ended.
There have been no changes to the Company’s significant accounting policies described in the Company’s 2023 Annual Report that have a material impact on the Company’s Consolidated Condensed Financial Statements and the related Notes. Reclassifications of certain prior year amounts have been made to conform to the current year presentation.
Accounting Standards Recently Adopted—In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures. The ASU requires additional disclosures about reportable segments’ significant expenses on an interim and annual basis. On January 1, 2024, the Company adopted the ASU and it will first apply to the Company’s annual disclosures for the year-ended December 31, 2024, which the Company is in the process of drafting.
Accounting Standards Not Yet Adopted—In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. The ASU expands disclosures in the income tax rate reconciliations table and cash taxes paid and is effective for annual periods beginning after December 15, 2024. The Company is assessing the impact of the ASU on the Company’s disclosures.
Operating Leases—As of March 29, 2024 and December 31, 2023, operating lease right-of-use assets where the Company was the lessee were approximately $1.1 billion and are included within other long-term assets in the accompanying Consolidated Condensed Balance Sheets.  The associated operating lease liabilities were approximately $1.1 billion as of March 29, 2024 and December 31, 2023, and are included in accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets.
Contingencies—The Company reviews the adequacy of its legal reserves on a quarterly basis and establishes reserves for loss contingencies that are both probable and reasonably estimable. For a further description of the Company’s litigation and contingencies, refer to Note 18 of the Company’s financial statements as of and for the year ended December 31, 2023 included in the Company’s 2023 Annual Report.

NOTE 2. ACQUISITIONS
For a description of the Company’s acquisition activity for the year ended December 31, 2023, reference is made to the financial statements as of and for the year ended December 31, 2023 and Note 2 thereto included in the Company’s 2023 Annual Report.
The Company continually evaluates potential acquisitions that either strategically fit with the Company’s existing portfolio or expand the Company’s portfolio into a new and attractive business area. The Company has completed a number of acquisitions that have been accounted for as purchases and have resulted in the recognition of goodwill in the Company’s financial statements. This goodwill arises because the purchase prices for these businesses exceed the fair value of acquired identifiable net assets due to the purchase prices reflecting a number of factors including the future earnings and cash flow potential of these businesses, the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers, the competitive nature of the processes by which the Company acquired the businesses, the avoidance of the time and costs which would be required (and the associated risks that would be encountered) to enhance the Company’s existing product offerings to key target markets and enter into new and profitable businesses and the complementary strategic fit and resulting synergies these businesses bring to existing operations.
The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains the information used for the purchase price allocation during due diligence and through other sources. In the months after closing, as the Company obtains additional information about the acquired assets and liabilities, including through tangible and intangible asset appraisals, and learns more about the newly acquired business, it is able to refine the estimates of fair value and more accurately allocate the purchase price. The fair values of acquired intangibles are determined based on estimates and assumptions that are deemed reasonable by the Company. Significant assumptions include the discount rates and certain assumptions that form the basis of the forecasted results of the acquired business including earnings before interest, taxes, depreciation and amortization (“EBITDA”), revenue, revenue growth rates, royalty rates and technology obsolescence rates. These assumptions are forward looking and could be affected by future economic and market conditions. The Company engages third-party valuation specialists who review the Company’s critical assumptions and calculations of the fair value of acquired intangible assets in connection with significant acquisitions. Only facts and circumstances that existed as of the acquisition date are considered for subsequent adjustment. The Company is continuing to evaluate certain pre-acquisition contingencies associated with the 2023 acquisition of Abcam plc (“Abcam”) and is also in the process of obtaining valuations of certain acquisition-related assets and liabilities. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.
Pro Forma Financial Information
The unaudited pro forma information for the periods set forth below gives effect to the 2023 acquisition as if it had occurred as of January 1, 2023, including the results from operations for the acquired business as well as the impact of assumed financing of the transaction and the impact of the purchase price allocation (including the amortization of acquired intangible assets). The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time ($ in millions, except per share amounts):

	Three-Month Period Ended
	March 29, 2024	March 31, 2023
Sales	$5,796	$6,071
Net earnings from continuing operations	1,107	1,121
Diluted net earnings per common share from continuing operations (a)	1.48	1.49
(a) Diluted net earnings per common share from continuing operations for the three-month period ended March 31, 2023 is calculated by deducting the Mandatory Convertible Preferred Stock (“MCPS”) dividends from net earnings from continuing operations for the anti-dilutive MCPS shares (refer to Note 4 for additional information).
The 2024 unaudited proforma net earnings from continuing operations set forth above were adjusted to exclude the pretax impact of a $25 million non-recurring acquisition date fair value adjustment to inventory. The 2023 unaudited proforma net earnings from continuing operations were adjusted to include this item.

NOTE 3. DISCONTINUED OPERATIONS
On September 30, 2023, the Company completed the separation (the “Separation”) of Veralto Corporation (“Veralto”). For additional details on the Separation, reference is made to the financial statements as of and for the year ended December 31, 2023 and Note 3 thereto included in the Company’s 2023 Annual Report on Form 10-K. The accounting requirements for reporting the Separation of Veralto as a discontinued operation were met when the Separation was completed. Accordingly, the accompanying Consolidated Condensed Financial Statements for all periods presented reflect this business as a discontinued operation.
In connection with the Separation, Danaher and Veralto entered into various agreements to effect the Separation and provide a framework for their relationship after the Separation, including a separation and distribution agreement, transition services agreement, an employee matters agreement, a tax matters agreement, an intellectual property matters agreement and a Danaher Business System license agreement. These agreements provide for the allocation between Danaher and Veralto of assets, employees, liabilities and obligations (including investments, property and employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after Veralto’s separation from Danaher and will govern certain relationships between Danaher and Veralto after the Separation.

The key components of income from discontinued operations for the three-month period ended March 31, 2023 were as follows ($ in millions):

Sales	$1,218
Cost of sales	(510)
Selling, general and administrative expenses	(375)
Research and development expenses	(56)
Interest expense	(2)
Income from discontinued operations before income taxes	275
Income tax expense	(65)
Earnings from discontinued operations, net of income taxes	$210

NOTE 4. NET EARNINGS PER COMMON SHARE
Basic net earnings per common share from continuing operations (“EPS”) is calculated by taking net earnings from continuing operations less the MCPS dividends divided by the weighted average number of common shares outstanding for the applicable period. Diluted net EPS from continuing operations is computed by taking net earnings from continuing operations less the MCPS dividends divided by the weighted average number of common shares outstanding increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased with the proceeds from the issuance of the potentially dilutive shares. For the three-month periods ended March 29, 2024 and March 31, 2023, approximately 442 thousand and 2.4 million options to purchase shares, respectively, were excluded from the diluted EPS calculation as the impact of their inclusion would have been anti-dilutive.
The impact of the MCPS Series B calculated under the if-converted method was anti-dilutive for the three-month period ended March 31, 2023, and as such 8.6 million shares underlying the MCPS were excluded from the calculation of diluted EPS and the related MCPS dividends of $21 million were included in the calculation of net earnings for diluted EPS. As of April 17, 2023, all outstanding shares of the MCPS converted into 8.6 million shares of the Company’s common stock.
Information related to the calculation of net earnings per common share from continuing operations is summarized as follows ($ and shares in millions, except per share amounts):

	Three-Month Period Ended
	March 29, 2024	March 31, 2023
Numerator:
Net earnings from continuing operations	$1,088	$1,240
MCPS dividends	—	(21)
Net earnings from continuing operations attributable to common stockholders for Basic and Diluted EPS	$1,088	$1,219

Denominator:
Weighted average common shares outstanding used in Basic EPS	740.6	729.4
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive restricted stock units (“RSUs”) and performance stock units (“PSUs”)	8.0	7.8
Weighted average common shares outstanding used in Diluted EPS	748.6	737.2

Basic EPS from continuing operations	$1.47	$1.67
Diluted EPS from continuing operations	$1.45	$1.65

NOTE 5. REVENUE
The following tables present the Company’s revenues disaggregated by geographical region and revenue type for the three-month periods ended March 29, 2024 and March 31, 2023 ($ in millions). Sales taxes and other usage-based taxes collected from customers are excluded from revenue.

	Biotechnology	Life Sciences	Diagnostics	Total
For the Three-Month Period Ended March 29, 2024:
Geographical region:
North America(a)	$514	$781	$1,337	$2,632
Western Europe	546	372	406	1,324
Other developed markets(b)	79	125	99	303
High-growth markets(c)	385	467	685	1,537
Total	$1,524	$1,745	$2,527	$5,796

Revenue type:
Recurring	$1,309	$1,192	$2,294	$4,795
Nonrecurring	215	553	233	1,001
Total	$1,524	$1,745	$2,527	$5,796

For the Three-Month Period Ended March 31, 2023:
Geographical region:
North America(a)	$618	$708	$1,124	$2,450
Western Europe	647	364	420	1,431
Other developed markets(b)	79	128	117	324
High-growth markets(c)	520	509	715	1,744
Total	$1,864	$1,709	$2,376	$5,949

Revenue type:
Recurring	$1,511	$1,039	$2,112	$4,662
Nonrecurring	353	670	264	1,287
Total	$1,864	$1,709	$2,376	$5,949
(a) The Company defines North America as the United States and Canada.
(b) The Company defines other developed markets as all the markets of the world that are not North America, Western Europe or high-growth markets.
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
The Company’s products and services primarily consist of life sciences research, biopharmaceutical drug production and medical diagnostic, products and services. The Company sells equipment to customers as well as consumables, software and services, some of which customers purchase on a recurring basis. Consumables sold for use with the equipment sold by the Company are typically critical to the use of the equipment and are typically used on a one-time or limited basis, requiring frequent replacement in the customer’s operating cycle. Examples of these consumables include reagents used in diagnostic tests, chromatography resins used for research and bioprocessing and filters used in filtration, separation and purification processes. Additionally, some of the Company’s consumables are used on a standalone basis, such as custom nucleic acids, genomics solutions, antibodies and immunoassays. The Company separates its goods and services between those typically sold to a customer on a recurring basis and those typically sold to a customer on a nonrecurring basis. Recurring revenue includes revenue from consumables (both used with Company equipment and used on a standalone basis), services and operating-type leases (“OTLs”). Nonrecurring revenue includes sales of equipment and sales-type leases (“STLs”). OTLs and STLs are included in the above revenue amounts. For the three-month periods ended March 29, 2024 and March 31, 2023, lease revenue was $99 million and $101 million, respectively.
Remaining performance obligations related to Topic 606, Revenue from Contracts with Customers, represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period. As of March 29, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $4.6 billion. The Company expects to recognize revenue on approximately 52% of the remaining performance obligations over the next 12 months, 25% over the subsequent 12 months, and the remainder recognized thereafter.
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
The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities that are classified as either current or long-term in the Consolidated Condensed Balance Sheets based on the timing of when the Company expects to recognize revenue. As of March 29, 2024 and December 31, 2023, contract liabilities were approximately $1.8 billion and $1.7 billion, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets. The increase in the contract liability balance during the three-month period ended March 29, 2024 was primarily a result of cash payments received in advance of satisfying performance obligations, partially offset by amounts recognized as revenue. Revenue recognized during the three-month periods ended March 29, 2024 and March 31, 2023 that was included in the contract liability balance on December 31, 2023 and December 31, 2022 was approximately $547 million and $596 million, respectively.

NOTE 6. SEGMENT INFORMATION
The Company operates and reports its results in business segments consisting of the Biotechnology, Life Sciences and Diagnostics segments. Operating profit represents total revenues less operating expenses, excluding nonoperating income and expense, interest and income taxes. Operating profit amounts in the Other segment consist of unallocated corporate costs and other costs not considered part of management’s evaluation of reportable segment operating performance. Intersegment amounts are not significant and are eliminated to arrive at consolidated totals.
Segment results are shown below ($ in millions):

	Three-Month Period Ended
	March 29, 2024	March 31, 2023
Sales:
Biotechnology	$1,524	$1,864
Life Sciences	1,745	1,709
Diagnostics	2,527	2,376
Total	$5,796	$5,949

Operating profit:
Biotechnology	$325	$596
Life Sciences	235	321
Diagnostics	830	677
Other	(78)	(77)
Total	$1,312	$1,517

NOTE 7. INCOME TAXES
The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended
	March 29, 2024	March 31, 2023
Effective tax rate	14.4%	18.6%
The Company operates globally, including in certain jurisdictions with lower tax rates than the United States (“U.S.”) federal statutory rate. Therefore, the impact of operating in such jurisdictions contributes to a lower effective tax rate compared to the U.S. federal statutory tax rate.
The effective tax rate for the three-month period ended March 29, 2024 differs from the U.S. federal statutory rate of 21.0% principally due to the impact of the Company’s global operations, research tax credits, foreign-derived intangible income and aggregate net discrete benefits of $36 million related primarily to excess tax benefits from stock-based compensation, release of reserves for uncertain tax positions due to the expiration of statutes of limitation and changes in estimates associated with prior period uncertain tax positions. The aggregate net discrete benefits reduced the effective tax rate by 2.8% for the three-month period ended March 29, 2024.
The effective tax rate for the three-month period ended March 31, 2023 differs from the U.S. federal statutory rate of 21.0% principally due to the impact of its global operations, research tax credits and foreign-derived intangible income. The effective tax rate was not impacted by discrete taxes as the discrete benefits, related primarily to excess tax benefits from stock-based compensation and the release of reserves for uncertain tax positions due to the expiration of statutes of limitation, were offset by tax costs related to the separation of the Environmental & Applied Solutions business and changes in estimates associated with prior period uncertain tax positions.
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
For a description of the Company’s significant tax matters, reference is made to the financial statements as of and for the year ended December 31, 2023 and Note 7 thereto included in the Company’s 2023 Annual Report.

NOTE 8. OTHER INCOME (EXPENSE), NET
The following sets forth the components of the Company’s other income (expense), net ($ in millions):

	Three-Month Period Ended
	March 29, 2024	March 31, 2023
Other components of net periodic benefit costs	$1	$2
Investment gains (losses):
Realized investment gains (losses)	(39)	—
Unrealized investment gains (losses)	2	22
Total investment gains (losses)	(37)	22
Total other income (expense), net	$(36)	$24
Other Components of Net Periodic Benefit Costs
The Company disaggregates the service cost component of net periodic benefit costs of noncontributory defined benefit pension plans and other postretirement employee benefit plans. The service cost component is presented in cost of goods sold and selling, general and administrative expenses. The other components of net periodic benefit costs are presented in other income (expense), net. These other components of net periodic benefit costs include the assumed rate of return on plan assets, partially offset by amortization of actuarial losses and interest.
Investment Gains (Losses)
For investments in equity securities without readily available fair values, the Company has elected the measurement alternative to record these investments at cost and to adjust for impairments and observable price changes with a same or similar security from the same issuer within net earnings (the “Fair Value Alternative”). Additionally, the Company is a limited partner in partnerships that invest primarily in early-stage companies. While the partnerships record these investments at fair value, the Company’s investments in the partnerships are accounted for under the equity method of accounting. The investment gains (losses) include realized and unrealized gains and losses related to changes in the fair value of the Company’s investments in equity securities and the Company’s equity in earnings of the partnerships that reflect the changes in fair value of the investments of the partnerships, and related management fees and operating expenses.

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS
The following is a rollforward of the Company’s goodwill ($ in millions):

Balance, December 31, 2023	$41,608
Adjustments due to finalization of purchase price allocations	(14)
Foreign currency translation and other	(748)
Balance, March 29, 2024	$40,846
The carrying value of goodwill by segment is summarized as follows ($ in millions):

	March 29, 2024	December 31, 2023
Biotechnology	$21,892	$22,477
Life Sciences	12,111	12,221
Diagnostics	6,843	6,910
Total	$40,846	$41,608
The Company has not identified any “triggering” events which indicate an impairment of goodwill in 2024.
The Company reviews identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company has not identified impairment triggers which resulted in impairments of intangible assets in the first quarter of 2024.

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
A summary of financial assets that are measured at fair value on a recurring basis were as follows ($ in millions):

	Balance		Quoted Prices in Active Market (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	March 29, 2024	December 31, 2023	March 29, 2024	December 31, 2023	March 29, 2024	December 31, 2023	March 29, 2024	December 31, 2023
Assets:
Available-for-sale debt securities	$1	$5	$—	$—	$1	$5	$—	$—
Investment in equity securities	218	234	11	16	—	—	—	—
Cross-currency swap derivative contracts	369	291	—	—	369	291	—	—
Available-for-sale debt securities, which are included in other long-term assets in the accompanying Consolidated Condensed Balance Sheets, are measured at fair value using quoted prices reported by investment brokers and dealers based on the underlying terms of the security and comparison to similar securities traded on an active market. As of March 29, 2024 and December 31, 2023, available-for-sale debt securities primarily included U.S. Treasury Notes and corporate debt securities.
The Company’s investments in equity securities consist of investments in publicly traded equity securities and investments in non-marketable equity securities. The publicly traded securities are classified as Level 1 in the fair value hierarchy as they are measured based on quotes in active markets. For the non-marketable equity securities, the Company estimates the fair value of the investments using the Fair Value Alternative. The Company’s investments in these equity securities are not classified in the fair value hierarchy due to the use of these measurement methods. Additionally, the Company is a limited partner in partnerships that invest primarily in early-stage companies. While the partnerships record these investments at fair value, the Company’s investments in the partnerships are accounted for under the equity method of accounting and are not subject to fair value measurement disclosures noted above. As of both March 29, 2024 and December 31, 2023, the Company’s equity method investments included investments in partnerships with a carrying value of approximately $1.4 billion. Refer to Note 8 for additional information on gains and losses on the Company’s investments including investments in the partnerships.
The cross-currency swap derivative contracts are used to partially hedge the Company’s net investments in non-U.S. operations against adverse movements in exchange rates between the U.S. dollar and the Danish kroner, Japanese yen, euro and Swiss franc. The Company also uses cross-currency swap derivative contracts to hedge the exchange rate exposure from long-term debt issuances in a foreign currency other than the functional currency of the borrower. The cross-currency swap derivative contracts are classified as Level 2 in the fair value hierarchy as they are measured using the income approach with the relevant interest rates and current currency exchange rates and forward curves as inputs. Refer to Note 12 for additional information.
Fair Value of Other Financial Instruments
The carrying amounts and fair values of the Company’s other financial instruments were as follows ($ in millions):

	March 29, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt obligations:
Notes payable and current portion of long-term debt	$1,746	$1,733	$1,695	$1,672
Long-term debt	16,417	13,979	16,707	14,415
As of March 29, 2024 and December 31, 2023, short and long-term borrowings were categorized as Level 1. The fair value of long-term borrowings was based on quoted market prices. The difference between the fair value and the carrying amounts of long-term borrowings is attributable to changes in market interest rates and/or the Company’s credit ratings subsequent to the incurrence of the borrowing. The fair values of borrowings with original maturities of one year or less, as well as cash and cash equivalents, trade accounts receivable, net and trade accounts payable generally approximate their carrying amounts due to the short-term maturities of these instruments.

NOTE 11. FINANCING
As of March 29, 2024, the Company was in compliance with all of its debt covenants. The components of the Company’s debt were as follows ($ in millions):

	Outstanding Amount
Description and Aggregate Principal Amount	March 29, 2024	December 31, 2023
Euro-denominated commercial paper (€928 million and €929 million, respectively)(e)	$1,002	$1,026
1.7% senior unsecured notes due 3/30/2024 (€900 million) (the “2024 Euronotes”)(f)	971	993
2.2% senior unsecured notes due 11/15/2024 ($700 million) (the “2024 Biopharma Notes”)(b)	699	699
3.35% senior unsecured notes due 9/15/2025 ($500 million) (the “2025 U.S. Notes”)(f)	499	499
0.2% senior unsecured notes due 3/18/2026 (€1.3 billion) (the “2026 Biopharma Euronotes”)(b)	1,346	1,376
2.1% senior unsecured notes due 9/30/2026 (€800 million) (the “2026 Euronotes”)(f)	862	881
0.3% senior unsecured notes due 5/11/2027 (¥30.8 billion) (the “2027 Yen Notes”)(d)	203	218
1.2% senior unsecured notes due 6/30/2027 (€600 million) (the “2027 Euronotes”)(a)	645	660
0.45% senior unsecured notes due 3/18/2028 (€1.3 billion) (the “2028 Biopharma Euronotes”)(b)	1,343	1,374
1.125% senior unsecured bonds due 12/08/2028 (CHF 210 million) (the “2028 CHF Bonds”)(c)	235	252
2.6% senior unsecured notes due 11/15/2029 ($800 million) (the “2029 Biopharma Notes”)(b)	797	797
2.5% senior unsecured notes due 3/30/2030 (€800 million) (the “2030 Euronotes”)(f)	863	883
0.75% senior unsecured notes due 9/18/2031 (€1.8 billion) (the “2031 Biopharma Euronotes”)(b)	1,880	1,923
0.65% senior unsecured notes due 5/11/2032 (¥53.2 billion) (the “2032 Yen Notes”)(d)	350	376
1.35% senior unsecured notes due 9/18/2039 (€1.3 billion) (the “2039 Biopharma Euronotes”)(b)	1,335	1,365
3.25% senior unsecured notes due 11/15/2039 ($900 million) (the “2039 Biopharma Notes”)(b)	891	891
4.375% senior unsecured notes due 9/15/2045 ($500 million) (the “2045 U.S. Notes”)(f)	499	499
1.8% senior unsecured notes due 9/18/2049 (€750 million) (the “2049 Biopharma Euronotes”)(b)	801	819
3.4% senior unsecured notes due 11/15/2049 ($900 million) (the “2049 Biopharma Notes”)(b)	890	890
2.6% senior unsecured notes due 10/01/2050 ($1.0 billion) (the “2050 U.S. Notes”)(f)	981	981
2.8% senior unsecured notes due 12/10/2051 ($1.0 billion) (the “2051 U.S. Notes”)(f)	985	984
Other	86	16
Total debt	18,163	18,402
Less: currently payable	(1,746)	(1,695)
Long-term debt	$16,417	$16,707
(a) Issued by DH Europe Finance S.A. (“Danaher International”).
(b) Issued by DH Europe Finance II S.a.r.l. (“Danaher International II”).
(c) Issued by DH Switzerland Finance S.A. (“Danaher Switzerland”).
(d) Issued by DH Japan Finance S.A. (“Danaher Japan”).
(e) Issued by Danaher Corporation or Danaher International II.
(f) Issued by Danaher Corporation.
Debt discounts, premiums and debt issuance costs totaled $104 million and $107 million as of March 29, 2024 and December 31, 2023, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of debt table above. For additional details regarding the Company’s debt financing, refer to Note 14 of the Company’s financial statements as of and for the year ended December 31, 2023 included in the Company’s 2023 Annual Report.
The Company has historically satisfied short-term liquidity needs that are not met through operating cash flow and available cash primarily through issuances of commercial paper under its U.S. dollar and euro-denominated commercial paper programs. The Company’s $5.0 billion unsecured, multi-year revolving credit facility with a syndicate of banks that expires on August 11, 2028 (the “Credit Facility”), is available for direct borrowings and provides credit support for the commercial paper programs. For a description of the Credit Facility, refer to the Company’s 2023 Annual Report.

As of March 29, 2024, borrowings outstanding under the Company’s euro-denominated commercial paper program had a weighted average annual interest rate of 4.1% and a weighted average remaining maturity of approximately 54 days. There were no borrowings outstanding under the U.S. dollar-denominated commercial paper program as of March 29, 2024.
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
Long-Term Debt Repayments
On April 2, 2024, the Company repaid the €900 million aggregate principal amount of the 2024 Euronotes upon their maturity using cash distributions received from Veralto prior to the Separation.

NOTE 12. HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses cross-currency swap derivative contracts to partially hedge its net investments in non-U.S. operations against adverse movements in exchange rates between the U.S. dollar and the Danish kroner, Japanese yen, euro and Swiss franc. These contracts are agreements to exchange fixed-rate payments in one currency for fixed-rate payments in another currency and effectively convert U.S. dollar-denominated bonds to obligations denominated in the hedged currency. These contracts also reduce the interest rate from the stated interest rates on the U.S. dollar-denominated debt to the interest rates of the swaps. The changes in the spot rate of these instruments are recorded in accumulated other comprehensive income (loss) (“OCI”) in stockholders’ equity, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated OCI. The interest income or expense from these swaps are recorded in interest expense in the accompanying Consolidated Condensed Statements of Earnings consistent with the classification of interest expense attributable to the underlying debt. These instruments mature on dates ranging from September 2025 to December 2031.
The Company also uses cross-currency swap derivative contracts to hedge U.S. dollar-denominated long-term debt issuances in a foreign subsidiary whose functional currency is the euro against adverse movements in exchange rates. These contracts effectively convert these U.S. dollar-denominated bonds to obligations denominated in euro. The changes in the fair value of these instruments are recorded in accumulated OCI and are subsequently reclassified to net earnings to offset the remeasurement of the hedged debt that is also recorded in net earnings. The interest income or expense from these swaps are recorded in interest expense in the accompanying Consolidated Condensed Statements of Earnings consistent with the classification of interest expense attributable to the underlying debt. These instruments mature on dates ranging from November 2024 to November 2049.
The Company has also issued foreign currency denominated long-term debt as partial hedges of its net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the euro, Japanese yen and Swiss franc. These debt issuances are designated and qualify as nonderivative hedging instruments. Accordingly, the foreign currency translation of these debt instruments is recorded in accumulated OCI, offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated OCI. These instruments mature on dates ranging from April 2024 to May 2032.
The Company used interest rate swap agreements to hedge the variability in cash flows due to changes in benchmark interest rates related to a portion of the debt the Company issued. These contracts effectively fixed the interest rate for a portion of the Company’s debt equal to the notional amount of the swaps to the rate specified in the interest rate swap agreements and were settled in November 2019 and December 2021. The changes in the fair value of these instruments were recorded in accumulated OCI prior to the issuance of the debt and are subsequently being reclassified to interest expense over the life of the related debt.

The following table summarizes the notional values as of March 29, 2024 and March 31, 2023 and pretax impact of changes in the fair values of instruments designated as net investment hedges and cash flow hedges in accumulated OCI for the three-month periods ended March 29, 2024 and March 31, 2023 ($ in millions):

	Original Notional Amount	Notional Amount Outstanding	Gain (Loss) Recognized in OCI	Amounts Reclassified from OCI
For the Three-Month Period Ended March 29, 2024:
Net investment hedges:
Cross-currency contracts	$3,875	$3,000	$55	$—
Foreign currency denominated debt	4,129	4,129	134	—
Cash flow hedges:
Cross-currency contracts	4,000	3,300	23	(74)
Interest rate swaps	1,600	—	—	1
Total	$13,604	$10,429	$212	$(73)

For the Three-Month Period Ended March 31, 2023:
Net investment hedges:
Cross-currency contracts	$3,875	$3,000	$(8)	$—
Foreign currency denominated debt	5,832	5,832	(57)	—
Cash flow hedges:
Cross-currency contracts	4,000	3,300	37	43
Interest rate swaps	1,600	—	—	1
Total	$15,307	$12,132	$(28)	$44
Gains or losses related to the net investment hedges are classified as foreign currency translation adjustments in the schedule of changes in OCI in Note 13, as these items are attributable to the Company’s hedges of its net investment in foreign operations. Gains or losses related to the cash flow hedges are classified as cash flow hedge adjustments in the schedule of changes in OCI in Note 13. The amount reclassified from OCI for the cross-currency swap derivative contracts that are cash flow hedges of the Company’s U.S. dollar-denominated debt was equal to the remeasurement amount recorded in the three-month periods on the hedged debt.
The Company did not reclassify any other deferred gains or losses related to net investment hedges or cash flow hedges from accumulated OCI to earnings during the three-month periods ended March 29, 2024 and March 31, 2023. In addition, the Company did not have any ineffectiveness related to net investment hedges or cash flow hedges during the three-month periods ended March 29, 2024 and March 31, 2023. Should any ineffectiveness arise, any ineffective portions of the hedges would be reclassified from accumulated OCI into earnings during the period of change. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in all other investing activities in the accompanying Consolidated Condensed Statements of Cash Flows. The cash inflows and outflows associated with the Company’s derivative contracts designated as cash flow hedges are classified in cash flows from operating activities in the accompanying Consolidated Condensed Statements of Cash Flows.
The Company’s derivative instruments, as well as its nonderivative debt instruments designated and qualifying as net investment hedges, were classified in the Company’s Consolidated Condensed Balance Sheets as follows ($ in millions):

	March 29, 2024	December 31, 2023
Derivative assets:
Other long-term assets	$369	$291

Nonderivative hedging instruments:
Notes payable and current portion of long-term debt	971	993
Long-term debt	3,158	3,270
Amounts related to the Company’s derivatives expected to be reclassified from accumulated OCI to net earnings during the next 12 months, if interest rates and foreign exchange rates remain unchanged, were not significant.

NOTE 13. STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION
Stockholders’ Equity
On July 16, 2013, the Company’s Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. As of March 29, 2024, approximately 20 million shares remained available for repurchase pursuant to the Repurchase Program.
The following table summarizes the Company’s share activity (shares in millions):

	Three-Month Period Ended
	March 29, 2024	March 31, 2023
Preferred stock - shares issued:
Balance, beginning and end of period	—	1.7

Common stock - shares issued:
Balance, beginning of period	880.5	869.3
Common stock-based compensation awards	1.8	1.1
Balance, end of period	882.3	870.4
As of April 17, 2023, all outstanding shares of the Company’s MCPS converted to common shares at a rate of 5.0175 common shares per share of preferred stock into an aggregate of 8.6 million shares of the Company’s common stock, pursuant to the terms of the Certificate of Designation governing the Preferred Stock. For additional information on the MCPS, refer to Note 19 in the Company’s 2023 Annual Report.
Stock-Based Compensation
For a full description of the Company’s stock-based compensation programs, refer to Note 19 of the Company’s financial statements as of and for the year ended December 31, 2023 included in the Company’s 2023 Annual Report. As of March 29, 2024, approximately 47 million shares of the Company’s common stock were reserved for issuance under the 2007 Omnibus Incentive Plan.
The following summarizes the components of the Company’s stock-based compensation expense ($ in millions):

	Three-Month Period Ended
	March 29, 2024	March 31, 2023
RSUs/PSUs:
Pretax compensation expense	$32	$41
Income tax benefit	(6)	(8)
RSU/PSU expense, net of income taxes	26	33
Stock options:
Pretax compensation expense	28	29
Income tax benefit	(6)	(6)
Stock option expense, net of income taxes	22	23
Total stock-based compensation:
Pretax compensation expense	60	70
Income tax benefit	(12)	(14)
Total stock-based compensation expense, net of income taxes	$48	$56
Stock-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings. As of March 29, 2024, $252 million of total unrecognized compensation cost related to RSUs/PSUs is expected to be recognized over a weighted average period of approximately two years. As of March 29, 2024, $274 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately two years. Future compensation amounts will be adjusted for any changes in estimated forfeitures.

Accumulated Other Comprehensive Income
Accumulated OCI refers to certain gains and losses that under U.S. GAAP are included in comprehensive income (loss) but are excluded from net earnings as these amounts are initially recorded as an adjustment to stockholders’ equity. Foreign currency translation adjustments generally relate to indefinite investments in non-U.S. subsidiaries, as well as the impact from the Company’s hedges of its net investment in foreign operations, including the Company’s cross-currency swap derivatives, net of any income tax impacts.
The changes in accumulated OCI by component are summarized below ($ in millions).

	Foreign Currency Translation Adjustments	Pension and Postretirement Plan Benefit Adjustments		Cash Flow Hedge Adjustments		Accumulated Comprehensive Income (Loss)
For the Three-Month Period Ended March 29, 2024:
Balance, December 31, 2023	$(1,446)	$(401)		$99		$(1,748)
OCI before reclassifications:
Increase (decrease)	(935)	—		23		(912)
Income tax impact	(13)	—		—		(13)
OCI before reclassifications, net of income taxes	(948)	—		23		(925)
Reclassification adjustments:
Increase (decrease)	—	3	(a)	(73)	(b)	(70)
Income tax impact	—	(1)		—		(1)
Reclassification adjustments, net of income taxes	—	2		(73)		(71)
Net OCI, net of income taxes	(948)	2		(50)		(996)
Balance, March 29, 2024	$(2,394)	$(399)		$49		$(2,744)

For the Three-Month Period Ended March 31, 2023:
Balance, December 31, 2022	$(2,644)	$(341)		$113		$(2,872)
OCI before reclassifications:
Increase (decrease)	23	—		37		60
Income tax impact	2	—		—		2
OCI before reclassifications, net of income taxes	25	—		37		62
Reclassification adjustments:
Increase (decrease)	—	—	(a)	44	(b)	44
Income tax impact	—	—		—		—
Reclassification adjustments, net of income taxes	—	—		44		44
Net OCI, net of income taxes	25	—		81		106
Balance, March 31, 2023	$(2,619)	$(341)		$194		$(2,766)
(a) This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost (refer to Note 8 for additional details).
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide material information relevant to an assessment of Danaher Corporation’s (“Danaher,” the “Company,” “we,” “us” or “our”) financial condition and results of operations, including an evaluation of the amounts and certainty of cash flows from operations and from outside sources. The MD&A is designed to focus specifically on material events and uncertainties known to management that are reasonably likely to cause reported financial information not to be necessarily indicative of future operating results or of future financial condition. This includes descriptions and amounts of matters that have had a material impact on reported operations, as well as matters that are reasonably likely based on management’s assessment to have a material impact on future operations. The Company’s MD&A is divided into five sections:
•Information Relating to Forward-Looking Statements
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Estimates
You should read this discussion along with the Company’s MD&A and audited financial statements and Notes thereto as of and for the year ended December 31, 2023, included in the Company’s 2023 Annual Report and the Company’s Consolidated Condensed Financial Statements and related Notes as of and for the three-month period ended March 29, 2024 included in this Quarterly Report on Form 10-Q (“Report”).

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this Report, in other documents we file with or furnish to the Securities and Exchange Commission, in our press releases, webcasts, conference calls, materials delivered to shareholders and other communications, are “forward-looking statements” within the meaning of the U.S. federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, pricing, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, asset values, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, customer demand, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions and the integration thereof, divestitures, spin-offs, split-offs, initial public offerings, other securities offerings, or other distributions, strategic opportunities, stock repurchases, dividends and executive compensation and potential executive stock sales or purchases; growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; future regulatory approvals and the timing and conditionality thereof; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; future currency exchange rates and fluctuations in those rates; the potential or anticipated direct or indirect impact of public health crises, climate change, military conflicts or other man-made or natural disasters on our business, results of operations and/or financial condition; general economic and capital markets conditions; the anticipated timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that Danaher intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “should,” “could,” “intend,” “will,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words.
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
See “Part I—Item 1A. Risk Factors” of the Company’s 2023 Annual Report for further discussion regarding reasons that actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call, materials or other communication in which they are made. Except to the extent required by applicable law, we do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.

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
Business Performance and Outlook
During the first quarter of 2024, the Company’s overall revenues decreased 2.5% compared to the comparable period of 2023. Core sales decreased 4.0% in the first quarter of 2024 compared to the comparable prior year period due primarily to lower core sales in the Biotechnology segment, partially offset by increases in demand for certain products and services in the diagnostics business. The impact of currency translation decreased reported sales 0.5% in the first quarter of 2024 compared to the comparable prior year period and the impact of acquisitions increased reported sales 2.0%. Price increases contributed 1.5% to sales growth on a year-over-year basis during the three-month period ended March 29, 2024 and are reflected as a component of core sales decline above. For the definitions of “core sales” and “acquisitions” refer to “—Results of Operations” below.

Geographically, the Company’s sales in the three-month period ended March 29, 2024 in developed markets increased year-over-year by 1% driven primarily by increased sales in North America, mostly offset by decreased sales in Western Europe. For the same period, core sales in developed markets declined slightly, with the decline primarily attributable to Western Europe, partially offset by increased core sales in North America. The decline in core sales was primarily driven by reduced demand in the Biotechnology segment, partially offset by increased demand for molecular and clinical diagnostic testing. For the same period, sales in high-growth markets decreased year-over-year by 12% due primarily to high-teens core revenue declines in China. For the same period, core sales in high-growth markets decreased at a low-double digit rate, with the decline primarily attributable to the same geographic factor. The decline in core sales was primarily driven by declines in the Biotechnology segment due to weakness in the funding environment and lower underlying activity levels. High-growth markets represented approximately 27% of the Company’s total sales in the first quarter of 2024. For additional information regarding the Company’s sales by geographical region during the three-month periods ended March 29, 2024 and March 31, 2023, refer to Note 5 to the accompanying Consolidated Condensed Financial Statements.
The Company’s net earnings from continuing operations for the three-month period ended March 29, 2024 totaled approximately $1.1 billion or $1.45 per diluted common share from continuing operations compared to approximately $1.2 billion or $1.65 per diluted common share from continuing operations for the three-month period ended March 31, 2023. Net earnings attributable to common stockholders for the three-month period ended March 29, 2024 totaled approximately $1.1 billion or $1.45 per diluted common share compared to approximately $1.4 billion or $1.94 per diluted common share for the three-month period ended March 31, 2023. Decreased core sales in the 2024 period drove the year-over-year decline in net earnings from continuing operations and diluted net earnings per common share from continuing operations for the three-month period ended March 29, 2024. In addition to the above factors, lower earnings from discontinued operations contributed to the lower net earnings of $1.1 billion in the 2024 period compared to the net earnings of $1.5 billion in the 2023 period.
Currency Exchange Rates
Currency exchange rates decreased reported sales by approximately 0.5% for the three-month period ended March 29, 2024 compared to the comparable period of 2023, primarily due to the exchange rates of the U.S. dollar compared to the euro and other major currencies in 2024. Strengthening of the U.S. dollar against other major currencies compared to the exchange rates in effect as of March 29, 2024 would adversely impact the Company’s sales and results of operations on an overall basis, and any weakening of the U.S. dollar against other major currencies compared to the exchange rates in effect as of March 29, 2024 would positively impact the Company’s sales and results of operations for the remainder of the year.

RESULTS OF OPERATIONS
Non-GAAP Measures
In this report, references to the non-GAAP measures of core sales (also referred to as core revenues or sales/revenues from existing businesses) refer to sales calculated according to U.S. GAAP, but excluding:
•sales from acquired businesses (as defined below); and
•the impact of currency translation.
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
Sales (Decline) Growth and Core Sales (Decline) Growth

% Change Three-Month Period Ended March 29, 2024 vs. Comparable 2023 Period
Total sales (decline) growth (GAAP)	(2.5)%
Impact of:
Acquisitions	(2.0)%
Currency exchange rates	0.5%
Core sales (decline) growth (non-GAAP)	(4.0)%
Operating Profit Performance
Operating profit margins decreased 290 basis points from 25.5% during the three-month period ended March 31, 2023 to 22.6% for the three-month period ended March 29, 2024. The following factors unfavorably impacted year-over-year operating profit margins:
•Lower first quarter 2024 core sales, the impact of product mix and reduced leverage in the Company’s operational and administrative cost structure - 170 basis points
•Incremental dilutive effect in 2024 of acquired business - 80 basis points
•First quarter 2024 acquisition-related fair value adjustment to inventory related to the acquisition of Abcam - 40 basis points
Business Segments
Sales by business segment for each of the periods indicated were as follows ($ in millions):

	Three-Month Period Ended
	March 29, 2024	March 31, 2023
Biotechnology	$1,524	$1,864
Life Sciences	1,745	1,709
Diagnostics	2,527	2,376
Total	$5,796	$5,949
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

Biotechnology Selected Financial Data

	Three-Month Period Ended
($ in millions)	March 29, 2024	March 31, 2023
Sales	$1,524	$1,864
Operating profit	325	596
Depreciation	42	40
Amortization of intangible assets	218	217
Operating profit as a % of sales	21.3%	32.0%
Depreciation as a % of sales	2.8%	2.1%
Amortization as a % of sales	14.3%	11.6%
Sales (Decline) Growth and Core Sales (Decline) Growth

% Change Three-Month Period Ended March 29, 2024 vs. Comparable 2023 Period
Total sales (decline) growth (GAAP)	(18.0)%
Impact of:
Currency exchange rates	1.0%
Core sales (decline) growth (non-GAAP)	(17.0)%
Price increases in the segment contributed 2.0% to sales growth on a year-over-year basis during the three-month period ended March 29, 2024 and are reflected as a component of core sales decline above.
Total segment sales decreased 18.0% during the three-month period, led by decreased core sales in the bioprocessing business, and to a lesser extent the impact of currency exchange rates. Total segment core sales decreased in China, Western Europe and North America. Core sales in the bioprocessing business decreased year-over-year at a high-teens rate during the three-month period primarily due to lower demand as customers reduced their inventory levels. Additionally, the Company believes that the tighter credit environment contributed to lower year-over-year demand across the segment from emerging biotechnology companies as these customers continued to preserve capital. The Company expects the impact of reduced demand, including from reduction of customer inventory levels, to continue into the second quarter of 2024. As a result, the Company expects core revenue for the bioprocessing business to decline for the full year 2024 on a year-over-year basis with an anticipated gradual year-over-year improvement in demand through the year. Core sales in the discovery and medical business decreased approximately 20% year-over-year during the three-month period due primarily to lower demand for protein research products.
Operating Profit Performance
Operating profit margins decreased 1,070 basis points during the three-month period ended March 29, 2024 as compared to the comparable period of 2023. Year-over-year operating profit margin was unfavorably impacted by lower first quarter 2024 core sales, the impact of product mix and reduced leverage in the Company’s operational and administrative cost structure.
Depreciation and amortization of intangible assets as a percentage of sales increased during the three-month period ended March 29, 2024 as compared to the comparable period of 2023, primarily as a result of the decrease in sales.
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

Life Sciences Selected Financial Data

	Three-Month Period Ended
($ in millions)	March 29, 2024	March 31, 2023
Sales	$1,745	$1,709
Operating profit	235	321
Depreciation	38	29
Amortization of intangible assets	141	105
Operating profit as a % of sales	13.5%	18.8%
Depreciation as a % of sales	2.2%	1.7%
Amortization as a % of sales	8.1%	6.1%
Sales Growth and Core Sales (Decline) Growth

% Change Three-Month Period Ended March 29, 2024 vs. Comparable 2023 Period
Total sales growth (GAAP)	2.0%
Impact of:
Acquisitions	(6.0)%
Currency exchange rates	1.0%
Core sales (decline) growth (non-GAAP)	(3.0)%
Price increases in the segment contributed 1.5% to sales growth on a year-over-year basis during the three-month period ended March 29, 2024 and are reflected as a component of core sales decline.
Total segment sales increased 2.0% during the three-month period, primarily as a result of the impact of acquisitions, partially offset by decreased segment core sales, particularly as a result of demand weakness from pharmaceutical and biopharmaceutical customers, and to a lesser extent the impact of currency translation. Geographically, overall segment core sales decreased in the three-month period in China and Western Europe, partially offset by increases in North America. The decrease in core sales in the first quarter of 2024 was driven by the flow cytometry and lab automation solutions business, the mass spectrometry business and the industrial filtration business, partially offset by increased core sales in the genomics medicine business. The core sales declines in the three-month period in the flow cytometry and lab automation solutions business and the mass spectrometry business were led by declines in China due to a difficult prior year comparison and lower demand in the first quarter of 2024, while the declines in the industrial filtration business were led by declines in the microelectronics, food and beverage, and energy end-markets, partially offset by increased demand in aerospace. The low-single digit core sales growth in the genomic medicines business was led by increased core sales of plasmids and proteins, partially offset by lower demand for next generation sequencing and gene writing and editing solutions.
Operating Profit Performance
Operating profit margins decreased 530 basis points during the three-month period ended March 29, 2024 as compared to the comparable period of 2023. The following factors unfavorably impacted year-over-year operating profit margin:
•The incremental dilutive effect in 2024 of acquired business - 220 basis points
•Lower first quarter 2024 core sales, the impact of product mix and reduced leverage in the Company’s operational and administrative cost structure - 170 basis points
•First quarter 2024 acquisition-related fair value adjustment to inventory related to the acquisition of Abcam - 140 basis points
Depreciation and amortization of intangible assets increased as a percentage of sales during the three-month period ended March 29, 2024, primarily due to the acquisition of Abcam.

DIAGNOSTICS
The Diagnostics segment offers clinical instruments, consumables, software and services that hospitals, physicians’ offices, reference laboratories and other critical care settings use to diagnose disease and make treatment decisions.
Diagnostics Selected Financial Data

	Three-Month Period Ended
($ in millions)	March 29, 2024	March 31, 2023
Sales	$2,527	$2,376
Operating profit	830	677
Depreciation	97	93
Amortization of intangible assets	48	50
Operating profit as a % of sales	32.8%	28.5%
Depreciation as a % of sales	3.8%	3.9%
Amortization as a % of sales	1.9%	2.1%
Sales Growth and Core Sales Growth

% Change Three-Month Period Ended March 29, 2024 vs. Comparable 2023 Period
Total sales growth (GAAP)	6.5%
Impact of:
Currency exchange rates	1.0%
Core sales growth (non-GAAP)	7.5%
Price increases in the segment contributed 0.5% to sales growth on a year-over-year basis during the three-month period ended March 29, 2024 and are reflected as a component of core sales growth.
Total segment sales increased 6.5% during the three-month period, primarily as a result of increased core sales resulting from the factors discussed below, particularly higher year-over-year core sales of molecular diagnostics tests, partially offset by the impact of changes in currency exchange rates. Overall segment core sales growth was driven primarily by North America, partially offset by lower year-over-year demand in Western Europe. During the three-month period, core sales in the molecular diagnostics business grew on a year-over-year basis as the business experienced increased sales of both respiratory and non-respiratory disease tests. Core sales in the segment’s clinical diagnostics businesses also grew on a year-over-year basis in the three-month period, led by the clinical lab business in North America and the high-growth markets, and to a lesser extent, the pathology and acute care businesses.
Operating Profit Performance
Operating profit margins increased 430 basis points during the three-month period ended March 29, 2024 as compared to the comparable period of 2023. Year-over-year operating profit margin was favorably impacted by higher first quarter 2024 core sales, the impact of product mix and increased leverage in the Company’s operational and administrative cost structure.
Depreciation and amortization of intangible assets as a percentage of sales decreased slightly during the three-month period ended March 29, 2024, primarily as a result of the increase in sales.
COST OF SALES AND GROSS PROFIT

	Three-Month Period Ended
($ in millions)	March 29, 2024	March 31, 2023
Sales	$5,796	$5,949
Cost of sales	(2,309)	(2,287)
Gross profit	$3,487	$3,662
Gross profit margin	60.2%	61.6%

Cost of sales increased year-over-year during the three-month period ended March 29, 2024 as compared to the comparable period in 2023, primarily due to the impact of a recently acquired business, including an acquisition-related charge associated with the fair value adjustment to inventory recorded in connection with the acquisition of Abcam which increased cost of sales by $25 million in the first quarter of 2024, partially offset by the impact of lower year-over-year sales volumes.
Year-over-year gross profit margin decreased during the three-month period ended March 29, 2024 as compared to the comparable period in 2023 due primarily to lower core sales, the impact of product mix and the impact of a recently acquired business, including an acquisition-related charge associated with the fair value adjustment to inventory recorded in connection with the acquisition of Abcam totaling $25 million, which adversely impacted the gross profit margin in the first quarter of 2024.
OPERATING EXPENSES

	Three-Month Period Ended
($ in millions)	March 29, 2024	March 31, 2023
Sales	$5,796	$5,949
Selling, general and administrative (“SG&A”) expenses	1,807	1,772
Research and development (“R&D”) expenses	368	373
SG&A as a % of sales	31.2%	29.8%
R&D as a % of sales	6.3%	6.3%
SG&A expenses as a percentage of sales increased for the three-month period ended March 29, 2024 as compared to the comparable period in 2023, primarily driven by the impact of a recently acquired business, including the associated amortization expense. Additionally, the increase in SG&A as a percentage of sales was driven by the impact of decreased leverage of the Company’s general and administrative cost base, including amortization expense, resulting from lower 2024 sales.
R&D expenses (consisting principally of internal and contract engineering personnel costs) as a percentage of sales was flat during the three-month period ended March 29, 2024 as compared to the comparable period of 2023.

OTHER INCOME (EXPENSE), NET
For a description of the Company’s other income (expense), net during the three-month periods ended March 29, 2024 and March 31, 2023, refer to Note 8 to the accompanying Consolidated Condensed Financial Statements.

INTEREST COSTS AND FINANCING
For a discussion of the Company’s outstanding indebtedness, refer to Note 11 to the accompanying Consolidated Condensed Financial Statements.
Interest expense of $65 million for the three-month period ended March 29, 2024 was $1 million lower than the comparable period of 2023, due primarily to lower commercial paper borrowings, largely offset by higher average interest rates in the three-month period in 2024 versus the comparable period of 2023.
Interest income of $60 million for the three-month period ended March 29, 2024 was $12 million higher than the comparable period of 2023, due primarily to higher average interest rates in the three-month period in 2024 compared to the comparable period of 2023.

INCOME TAXES
The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended
	March 29, 2024	March 31, 2023
Effective tax rate	14.4%	18.6%
The Company operates globally, including in certain jurisdictions with lower tax rates than the U.S. federal statutory rate. Therefore, the impact of operating in such jurisdictions contributes to a lower effective tax rate compared to the U.S. federal statutory tax rate.
The effective tax rate for the three-month period ended March 29, 2024 differs from the U.S. federal statutory rate of 21.0% principally due to the impact of the Company’s global operations, research tax credits, foreign-derived intangible income and aggregate net discrete benefits of $36 million related primarily to excess tax benefits from stock-based compensation, release of reserves for uncertain tax positions due to the expiration of statutes of limitation and changes in estimates associated with prior period uncertain tax positions. The aggregate net discrete benefits reduced the effective tax rate by 2.8% for the three-month period ended March 29, 2024.
The effective tax rate for the three-month period ended March 31, 2023 differs from the U.S. federal statutory rate of 21.0% principally due to the impact of its global operations, research tax credits and foreign-derived intangible income. The effective tax rate was not impacted by discrete taxes as the discrete benefits, related primarily to excess tax benefits from stock-based compensation and the release of reserves for uncertain tax positions due to the expiration of statutes of limitation, were offset by tax costs related to the separation of the Environmental & Applied Solutions business and changes in estimates associated with prior period uncertain tax positions.
The Company (including its subsidiaries) conducts business globally, and files numerous consolidated and separate income tax returns in federal, state and foreign jurisdictions. In addition to the Company’s significant presence in the U.S., the Company also has a significant presence in China, Denmark, Germany, Singapore, Sweden, Switzerland and the United Kingdom. Excluding these jurisdictions, the Company believes that a change in the statutory tax rate of any individual foreign country would not have a material impact on the Company’s financial statements given the geographical dispersion of the Company’s taxable income.
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
The Company expects its effective tax rate for the remainder of 2024 to be approximately 17.5% based on its projected mix of earnings. The Company’s effective tax rate could vary as a result of many factors, including but not limited to the following:
•The expected rate for the remainder of 2024 includes the anticipated discrete income tax benefits from excess tax deductions related to the Company’s stock compensation programs, which are reflected as a reduction in tax expense, though the actual benefits (if any) will depend on the Company’s stock price and stock option exercise patterns.
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

COMPREHENSIVE INCOME
Comprehensive income decreased approximately $1.5 billion for the three-month period ended March 29, 2024 as compared to the comparable period of 2023. For the three-month period ended March 29, 2024, the decrease in comprehensive income was primarily driven by increased losses from foreign currency translation adjustments and by lower net earnings. The Company recorded foreign currency translation losses of $948 million for the three-month period ended March 29, 2024 compared to gains of $25 million for the three-month period ended March 31, 2023. The foreign currency translation losses in the three-month period ended March 29, 2024 were primarily driven by the change in the exchange rates between the U.S. dollar and the Swedish krona. Foreign currency translation adjustments reflect the gain or loss resulting from the impact of the change in currency exchange rates on the Company’s foreign operations as they are translated to the Company’s reporting currency, the U.S. dollar. The Company recorded losses of $50 million from cash flow hedge adjustments related to the Company’s cross-currency swap derivative contracts for the three-month period ended March 29, 2024, as compared to gains of $81 million for the comparable period of 2023.

LIQUIDITY AND CAPITAL RESOURCES
Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company continues to generate substantial cash from operating activities and believes that its operating cash flow, cash on hand and other sources of liquidity will be sufficient to allow it to continue investing in existing businesses (including capital expenditures), consummating strategic acquisitions and investments, paying interest and servicing debt, paying dividends and funding restructuring activities, as well as to repurchase common stock if deemed appropriate and manage its capital structure on a short-term and long-term basis.
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
Overview of Cash Flows and Liquidity
Following is an overview of the Company’s cash flows and liquidity ($ in millions):

	Three-Month Period Ended
($ in millions)	March 29, 2024	March 31, 2023
Total operating cash provided by operating activities from continuing operations	$1,739	$1,806
Total operating cash provided by discontinued operations	—	141
Net cash provided by operating activities	$1,739	$1,947

Payments for additions to property, plant and equipment	$(291)	$(266)
Payments for purchases of investments	(53)	(43)
Proceeds from sales of investments	9	1
All other investing activities	14	13
Total investing cash used in continuing operations	(321)	(295)
Total investing cash used in discontinued operations	—	(9)
Total cash used in investing activities	$(321)	$(304)

Payments for the issuance of common stock in connection with stock-based compensation, net	$(1)	$(34)
Payment of dividends	(177)	(204)
Net proceeds from (repayments of) borrowings (maturities of 90 days or less)	68	(4)
All other financing activities	(23)	(20)
Total cash used in financing activities	$(133)	$(262)
•Operating cash flows from continuing operations decreased $67 million, or 4%, during the three-month period ended March 29, 2024 as compared to the comparable period of 2023, due to lower net earnings (after excluding charges for depreciation, amortization (including intangible assets and inventory step-up), stock compensation and unrealized investment gains/losses) in the 2024 period compared to the 2023 period and higher cash used in aggregate for accounts receivables, inventories, trade accounts payable and prepaid and accrued expenses, including deferred taxes, in the 2024 period compared to the 2023 period.

•Net cash used in investing activities for continuing operations in the 2024 period consisted primarily of capital expenditures and investments and increased year-over-year largely as a result of higher cash paid for operating-type lease (“OTL”) placements and investments in the 2024 period compared to the 2023 period.
•As of March 29, 2024, the Company held approximately $7.0 billion of cash and cash equivalents.
Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, restructuring activities and productivity improvement initiatives and other items impact reported cash flows.
Operating cash flows from continuing operations were approximately $1.7 billion for the first three months of 2024, a decrease of $67 million, or 4%, as compared to the comparable period of 2023. The year-over-year change in operating cash flows from 2023 to 2024 was primarily attributable to the following factors:
•2024 operating cash flows reflected a decrease of approximately $152 million in net earnings from continuing operations for the first three months of 2024 as compared to the comparable period in 2023.
•Net earnings from continuing operations for the first three months of 2024 also included $125 million higher noncash charges for depreciation, intangible asset amortization, amortization of an acquisition-related inventory step-up and unrealized investment gains/losses as compared to the comparable period of 2023, net of a decrease in stock compensation expense in the 2024 period compared to the 2023 period. Depreciation expense relates to the Company’s manufacturing and operating facilities as well as instrumentation leased to customers under OTL arrangements. Depreciation, amortization and stock compensation are noncash expenses that decrease earnings without a corresponding impact to operating cash flows. Unrealized investment gains/losses impact net earnings without immediately impacting cash flows as the cash flow impact from investments occurs when the invested capital is returned to the Company.
•The aggregate of trade accounts receivable, inventories and trade accounts payable provided $324 million in operating cash flows during the first three months of 2024, compared to approximately $180 million of operating cash flows provided in the comparable period of 2023. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories and trade accounts payable depends upon how effectively the Company manages the cash conversion cycle, which effectively represents the number of days that elapse from the day it pays for the purchase of raw materials and components to the collection of cash from its customers and can be significantly impacted by the timing of collections and payments in a period.
•The aggregate of prepaid expenses and other assets, deferred income taxes and accrued expenses and other liabilities used $381 million of operating cash flows during the first three months of 2024, compared to $197 million of operating cash flows used in the comparable period of 2023. The timing of cash payments for various employee-related liabilities, realized investment returns, customer funding and changes in accrued expenses drove the majority of this change.
Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures, including instruments leased to customers, cash used for investments and cash proceeds from divestitures of businesses or assets.
Net cash used in investing activities from continuing operations increased $26 million in the three-month period ended March 29, 2024 compared to the comparable period of 2023, primarily as a result of an increase in capital expenditures and cash used for the purchase of investments.
Though the relative significance of particular categories of capital investment can change from period to period, capital expenditures are typically made for increasing manufacturing capacity, replacing equipment, the manufacture of instruments that are used in OTL arrangements that certain of the Company’s businesses enter into with customers, supporting new product development and improving IT systems. Capital expenditures increased $25 million on a year-over-year basis for the three-month period ended March 29, 2024 compared to the comparable period in 2023.

Financing Activities and Indebtedness
Cash flows relating to financing activities can consist of cash flows associated with the issuance and repayments of commercial paper, issuance and repayment of long-term debt, borrowings under committed credit facilities, issuance and repurchases of common stock, issuance of preferred stock and payments of cash dividends to shareholders. Financing activities used cash of approximately $133 million during the three-month period ended March 29, 2024 compared to approximately $262 million of cash used in the comparable period of 2023. The year-over-year decrease in cash used in financing activities was primarily due to an increase in the proceeds received from commercial paper, a decrease in the payments for the issuance of common stock in connection with stock-based compensation and a decrease in dividends paid primarily due to the conversion of all outstanding shares of the Company’s Mandatory Convertible Preferred Stock (“MCPS”) on April 17, 2023.
For a description of the Company’s outstanding debt as of March 29, 2024 and the Company’s commercial paper programs and credit facility, refer to Note 11 to the accompanying Consolidated Condensed Financial Statements. As of March 29, 2024, the Company was in compliance with all of its respective debt covenants. On April 2, 2024, the Company repaid the €900 million aggregate principal amount of the 2024 Euronotes upon their maturity using cash distributions received from Veralto Corporation prior to the completion of the separation on September 30, 2023 (“the Separation”).

Stock Repurchase Program
For information regarding the Company’s stock repurchase program, refer to Part II—Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”.

Dividends
Aggregate cash payments for dividends on Company common stock during the three-month period ended March 29, 2024 were $177 million. The decrease in dividend payments on the Company’s common stock compared to the comparable period of 2023 primarily related to the decrease in the quarterly dividend rate for common stock following the Separation. Aggregate cash payments for dividends on the Company’s MCPS during the three-month period ended March 31, 2023 were $22 million. The decrease in MCPS dividend payments compared to the comparable period of 2023 primarily relates to the conversion of all outstanding shares of MCPS to common shares on April 17, 2023.
In the first quarter of 2024, the Company declared a regular quarterly dividend of $0.27 per share of Company common stock payable on April 26, 2024 to holders of record as of March 28, 2024.

Cash and Cash Requirements
As of March 29, 2024, the Company held approximately $7.0 billion of cash and cash equivalents that were held on deposit with financial institutions or invested in highly liquid investment-grade debt instruments with a maturity of 90 days or less. Of the cash and cash equivalents, approximately $2.8 billion was held within the United States (“U.S.”) and approximately $4.2 billion was held outside of the U.S.. The Company will continue to have cash requirements to support general corporate purposes, which may include working capital needs, capital expenditures, acquisitions and investments, paying interest and servicing debt, paying taxes and any related interest or penalties, funding its restructuring activities and pension plans as required, paying dividends to shareholders, repurchasing shares of the Company’s common stock and supporting other business needs.
The Company generally intends to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, the Company may also borrow under its commercial paper programs (if available) or borrow under the Company’s Credit Facility, enter into new credit facilities and either borrow directly thereunder or use such credit facilities to backstop additional borrowing capacity under its commercial paper programs (if available) and/or access the capital markets (if available). The Company also may from time to time seek to access the capital markets to take advantage of favorable interest rate environments or other market conditions. With respect to the commercial paper and other notes scheduled to mature during the remainder of 2024, the Company expects to repay the principal amounts when due using available cash, proceeds from new issuances of commercial paper (if available), drawing on its Credit Facility and/or proceeds from other debt issuances.
While repatriation of some cash held outside the U.S. may be restricted by local laws, most of the Company’s foreign cash could be repatriated to the U.S.. Following enactment of the Tax Cuts and Jobs Act and the associated Transition Tax, in general, repatriation of cash to the U.S. can be completed with no incremental U.S. tax; however, repatriation of cash could subject the Company to non-U.S. taxes on distributions. The cash that the Company’s non-U.S. subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. The income taxes, if any, that would be applicable to the repatriation of such earnings (including basis differences in our foreign subsidiaries) are not readily determinable. As of March 29, 2024, management believes that it has sufficient sources of liquidity to satisfy its cash needs, including its cash needs in the U.S..

CRITICAL ACCOUNTING ESTIMATES
There have been no material changes to the Company’s critical accounting estimates as described in the 2023 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Instruments and Risk Management,” in the Company’s 2023 Annual Report.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
For additional information regarding legal proceedings, refer to the section titled “Legal Proceedings” in the MD&A section of the Company’s 2023 Annual Report.

ITEM 1A. RISK FACTORS
Information regarding risk factors can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Information Related to Forward-Looking Statements,” in Part I—Item 2 of this Form 10-Q and in Part I—Item 1A of Danaher’s 2023 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the three-month period ended March 29, 2024. On July 16, 2013, the Company’s Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. As of March 29, 2024, approximately 20 million shares remained available for repurchase pursuant to the Repurchase Program. There is no expiration date for the Repurchase Program, and the timing and amount of any future shares repurchased under the program will be determined by members of the Company’s management based on its evaluation of market conditions and other factors. The Repurchase Program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plans) and for other corporate purposes. The Company expects to fund any future stock repurchases using the Company’s available cash balances or proceeds from the issuance of debt.

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

DANAHER CORPORATION

Date:	April 22, 2024	By:	/s/ Matthew R. McGrew
Matthew R. McGrew
Executive Vice President and Chief Financial Officer

Date:	April 22, 2024	By:	/s/ Christopher M. Bouda
Christopher M. Bouda
Vice President and Chief Accounting Officer