Form 10-Q
period 2024-06-28
DANAHER CORP /DE/
filed 2024-07-23
CIK 313616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The number of shares of common stock outstanding at July 18, 2024 was 722,213,081.

DANAHER CORPORATION
INDEX
FORM 10-Q

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ in millions, except per share amount)
(unaudited)

	June 28, 2024	December 31, 2023
ASSETS
Current assets:
Cash and equivalents	$2,374	$5,864
Trade accounts receivable, less allowance for doubtful accounts of $132 and $120, respectively	3,298	3,922
Inventories:
Finished goods	1,352	1,282
Work in process	491	459
Raw materials	828	853
Total inventories	2,671	2,594
Prepaid expenses and other current assets	1,266	1,557
Total current assets	9,609	13,937
Property, plant and equipment, net of accumulated depreciation of $4,050 and $3,826, respectively	4,643	4,553
Other long-term assets	3,953	3,644
Goodwill	40,805	41,608
Other intangible assets, net	19,545	20,746
Total assets	$78,555	$84,488
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$701	$1,695
Trade accounts payable	1,645	1,766
Accrued expenses and other liabilities	4,355	4,813
Total current liabilities	6,701	8,274
Other long-term liabilities	5,643	6,017
Long-term debt	16,309	16,707
Stockholders’ equity:
Common stock - $0.01 par value, 2.0 billion shares authorized; 883.2 million issued and 724.0 million outstanding as of June 28, 2024; 880.5 million issued and 739.2 million outstanding as of December 31, 2023	9	9
Additional paid-in capital	9,806	14,151
Retained earnings	42,673	41,074
Accumulated other comprehensive income (loss)	(2,591)	(1,748)
Total Danaher stockholders’ equity	49,897	53,486
Noncontrolling interests	5	4
Total stockholders’ equity	49,902	53,490
Total liabilities and stockholders’ equity	$78,555	$84,488
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three-Month Period Ended		Six-Month Period Ended
	June 28, 2024	June 30, 2023	June 28, 2024		June 30, 2023
Sales	$5,743	$5,912	$11,539		$11,861
Cost of sales	(2,315)	(2,594)	(4,624)		(4,881)
Gross profit	3,428	3,318	6,915		6,980
Operating costs:
Selling, general and administrative expenses	(1,869)	(1,794)	(3,676)		(3,566)
Research and development expenses	(391)	(361)	(759)		(734)
Operating profit	1,168	1,163	2,480		2,680
Nonoperating income (expense):
Other income (expense), net	(59)	(15)	(95)		9
Interest expense	(65)	(65)	(130)		(131)
Interest income	39	59	99		107
Earnings before income taxes	1,083	1,142	2,354		2,665
Income taxes	(176)	(222)	(359)		(505)
Net earnings from continuing operations	907	920	1,995		2,160
Earnings from discontinued operations, net of income taxes	—	186	—		396
Net earnings	907	1,106	1,995		2,556
Mandatory convertible preferred stock dividends	—	—	—		(21)
Net earnings attributable to common stockholders	$907	$1,106	$1,995		$2,535
Net earnings per common share from continuing operations:
Basic	$1.23	$1.25	$2.70		$2.92
Diluted	$1.22	$1.24	$2.68	(a)	$2.89
Net earnings per common share from discontinued operations:
Basic	$—	$0.25	$—		$0.54
Diluted	$—	$0.25	$—		$0.53
Net earnings per common share:
Basic	$1.23	$1.50	$2.70		$3.46
Diluted	$1.22	$1.49	$2.68	(a)	$3.42	(a)
Average common stock and common equivalent shares outstanding:
Basic	737.6	737.3	739.1		733.4
Diluted	742.4	744.7	745.5		740.2
(a) Net earnings per common share amounts for the relevant three-month periods do not add to the six-month period amount due to rounding.
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three-Month Period Ended		Six-Month Period Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Net earnings	$907	$1,106	$1,995	$2,556
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	121	(704)	(827)	(679)
Pension and postretirement plan benefit adjustments	2	—	4	—
Cash flow hedge adjustments	30	(106)	(20)	(25)
Total other comprehensive income (loss), net of income taxes	153	(810)	(843)	(704)
Comprehensive income	$1,060	$296	$1,152	$1,852
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ in millions)
(unaudited)

	Three-Month Period Ended		Six-Month Period Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Preferred stock:
Balance, beginning of period	$—	$1,668	$—	$1,668
Conversion of Mandatory Convertible Preferred Stock to common stock	—	(1,668)	—	(1,668)
Balance, end of period	$—	$—	$—	$—
Common stock:
Balance, beginning and end of period	$9	$9	$9	$9
Additional paid-in capital:
Balance, beginning of period	$14,215	$12,130	$14,151	$12,072
Common stock-based award	164	141	228	199
Repurchase of common stock, including excise taxes	(4,576)	—	(4,576)	—
Common stock issued in connection with Mandatory Convertible Preferred Stock conversions	—	1,668	—	1,668
Acquisition of controlling interests	3	—	3	—
Balance, end of period	$9,806	$13,939	$9,806	$13,939
Retained earnings:
Balance, beginning of period	$41,962	$40,437	$41,074	$39,205
Net earnings	907	1,106	1,995	2,556
Common stock dividends declared	(196)	(199)	(396)	(396)
Mandatory Convertible Preferred Stock dividends declared	—	—	—	(21)
Balance, end of period	$42,673	$41,344	$42,673	$41,344
Accumulated other comprehensive income (loss):
Balance, beginning of period	$(2,744)	$(2,766)	$(1,748)	$(2,872)
Other comprehensive income (loss)	153	(810)	(843)	(704)
Balance, end of period	$(2,591)	$(3,576)	$(2,591)	$(3,576)
Noncontrolling interests:
Balance, beginning of period	$5	$8	$4	$8
Change in noncontrolling interests	—	—	1	—
Balance, end of period	$5	$8	$5	$8
Total stockholders’ equity, end of period	$49,902	$51,724	$49,902	$51,724
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Six-Month Period Ended
	June 28, 2024	June 30, 2023
Cash flows from operating activities:
Net earnings	$1,995	$2,556
Less: earnings from discontinued operations, net of income taxes	—	(396)
Net earnings from continuing operations	1,995	2,160
Noncash items:
Depreciation	357	331
Amortization of intangible assets	809	744
Amortization of acquisition-related inventory fair value step-up	25	—
Stock-based compensation expense	147	166
Investment (gains) losses	96	(5)
Change in trade accounts receivable, net	590	749
Change in inventories	(152)	(144)
Change in trade accounts payable	(104)	(310)
Change in prepaid expenses and other assets	215	388
Change in accrued expenses and other liabilities	(822)	(627)
Total operating cash provided by continuing operations	3,156	3,452
Total operating cash provided by discontinued operations	—	421
Net cash provided by operating activities	3,156	3,873
Cash flows from investing activities:
Cash paid for acquisitions	(12)	—
Payments for additions to property, plant and equipment	(578)	(595)
Proceeds from sales of property, plant and equipment	1	2
Payments for purchases of investments	(127)	(144)
Proceeds from sales of investments	9	4
All other investing activities	26	17
Total investing cash used in continuing operations	(681)	(716)
Total investing cash used in discontinued operations	—	(19)
Total cash used in investing activities	(681)	(735)
Cash flows from financing activities:
Proceeds from (payments for) the issuance of common stock in connection with stock-based compensation, net	76	(4)
Payment of dividends	(377)	(422)
Net proceeds from (repayments of) borrowings (maturities of 90 days or less)	15	(7)
Net repayments of borrowings (maturities longer than 90 days)	(974)	—
Payments for repurchase of common stock	(4,530)	—
All other financing activities	(58)	(37)
Total cash used in financing activities	(5,848)	(470)
Effect of exchange rate changes on cash and equivalents	(117)	(88)
Net change in cash and equivalents	(3,490)	2,580
Beginning balance of cash and equivalents	5,864	5,995
Ending balance of cash and equivalents	$2,374	$8,575
Supplemental disclosures:
Cash interest payments	$176	$185
Cash income tax payments	618	694
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
In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 28, 2024 and December 31, 2023, its results of operations for the three and six-month periods ended June 28, 2024 and June 30, 2023 and its cash flows for each of the six-month periods then ended.
There have been no changes to the Company’s significant accounting policies described in the Company’s 2023 Annual Report that have a material impact on the Company’s Consolidated Condensed Financial Statements and the related Notes. Reclassifications of certain prior year amounts have been made to conform to the current year presentation.
Accounting Standards Recently Adopted—In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures. The ASU requires additional disclosures about reportable segments’ significant expenses on an interim and annual basis. On January 1, 2024, the Company adopted the ASU and it will first apply to the Company’s annual disclosures for the year ending December 31, 2024, which the Company is in the process of drafting.
Accounting Standards Not Yet Adopted—In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. The ASU expands disclosures in the income tax rate reconciliations table and cash taxes paid and is effective for annual periods beginning after December 15, 2024. The Company is assessing the impact of the ASU on the Company’s disclosures.
Prepaid Expenses and Other Current Assets—Prepaid expenses and other current assets primarily result from advance payments to vendors for good and services which are capitalized until the related goods are received or services are performed and advance payments to tax authorities. The Company’s prepaid expenses and other current assets balances as of June 28, 2024 and December 31, 2023 are primarily comprised of prepaid expenses of $581 million and $771 million, respectively, and taxes receivable for income and other taxes of $613 million and $715 million, respectively.
Operating Leases—As of June 28, 2024 and December 31, 2023, operating lease right-of-use assets where the Company was the lessee were approximately $1.1 billion and are included within other long-term assets in the accompanying Consolidated Condensed Balance Sheets.  The associated operating lease liabilities were approximately $1.2 billion and $1.1 billion as of June 28, 2024 and December 31, 2023, respectively, and are included in accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets.
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
During the six-month period ended June 28, 2024, the Company acquired one business for total consideration of $12 million in cash, net of cash acquired. The business acquired complements existing units of the Company’s Life Sciences segment. The aggregate annual sales of the business acquired in 2024 at the time of acquisition, based on the company’s revenues for its last completed fiscal year prior to the acquisition, were less than $3 million. The Company is continuing to evaluate certain pre-acquisition contingencies associated with the 2023 acquisition of Abcam plc (“Abcam”) and its 2024 acquisition and is also in the process of obtaining valuations of certain acquisition-related assets and liabilities in connection with these acquisitions. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.
Pro Forma Financial Information
The unaudited pro forma information for the periods set forth below gives effect to the 2023 and 2024 acquisitions as if they had occurred as of January 1, 2023, including the results from operations for the acquired businesses as well as the impact of assumed financing of the transaction and the impact of the purchase price allocation (including the amortization of acquired intangible assets). The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time ($ in millions, except per share amounts):

	Three-Month Period Ended		Six-Month Period Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Sales	$5,743	$6,035	$11,540	$12,112
Net earnings from continuing operations	907	858	2,014	1,983
Diluted net earnings per common share from continuing operations (a)	1.22	1.15	2.70	2.65
(a) Diluted net earnings per common share from continuing operations for the six-month period ended June 30, 2023 is calculated by deducting the Mandatory Convertible Preferred Stock (“MCPS”) dividends from net earnings from continuing operations for the anti-dilutive MCPS shares (refer to Note 4 for additional information).
The six-month period ended June 28, 2024 unaudited proforma net earnings from continuing operations set forth above were adjusted to exclude the pretax impact of a $25 million non-recurring acquisition date fair value adjustment to inventory. The six-month period ended June 30, 2023 unaudited proforma net earnings from continuing operations were adjusted to include the pretax impact of $92 million non-recurring acquisition date fair value adjustments to inventory and the settlement of pre-acquisition share-based payment awards related to the acquisition of Abcam, reflecting these fourth quarter of 2023 and first quarter of 2024 charges as if the acquisition had occurred as of January 1, 2023.

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
The key components of income from discontinued operations for the three and six-month periods ended June 30, 2023 were as follows ($ in millions):

	Three-Month Period Ended	Six-Month Period Ended
Sales	$1,245	$2,463
Cost of sales	(522)	(1,032)
Selling, general and administrative expenses	(400)	(775)
Research and development expenses	(57)	(113)
Other income (expense)	(14)	(14)
Interest expense	(2)	(4)
Income from discontinued operations before income taxes	250	525
Income tax expense	(64)	(129)
Earnings from discontinued operations, net of income taxes	$186	$396

NOTE 4. NET EARNINGS PER COMMON SHARE
Basic net earnings per common share from continuing operations (“EPS”) is calculated by taking net earnings from continuing operations less the MCPS dividends divided by the weighted average number of common shares outstanding for the applicable period. Diluted net EPS from continuing operations is computed by taking net earnings from continuing operations less the MCPS dividends divided by the weighted average number of common shares outstanding increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased with the proceeds from the issuance of the potentially dilutive shares. For the three-month periods ended June 28, 2024 and June 30, 2023, approximately 2.9 million and 4.7 million options, respectively, and for the six-month periods ended June 28, 2024 and June 30, 2023, approximately 1.7 million and 3.5 million options, respectively, to purchase shares were excluded from the diluted EPS calculation, as the impact of their inclusion would have been anti-dilutive. Basic and diluted EPS are computed independently for each quarter and year-to-date period, and each period involves the use of different weighted-average share count figures. As a result, and after factoring the effect of rounding to the nearest cent per share, the sum of prior quarterly EPS figures may not equal year-to-date EPS.
The impact of the MCPS Series B calculated under the if-converted method was dilutive for the three-month period ended June 30, 2023, and as such 1.5 million shares underlying the MCPS Series B were included in the calculation of diluted EPS in the three-month period. The impact of the MCPS Series B calculated under the if-converted method was anti-dilutive for the six-month period ended June 30, 2023, and as such 5.1 million shares underlying the MCPS Series B were excluded from the calculation of diluted EPS and the related MCPS dividends of $21 million were included in the calculation of net earnings for diluted EPS. As of April 17, 2023, all outstanding shares of the MCPS converted into 8.6 million shares of the Company’s common stock.

Information related to the calculation of net earnings per common share from continuing operations is summarized as follows ($ and shares in millions, except per share amounts):

	Three-Month Period Ended		Six-Month Period Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Numerator:
Net earnings from continuing operations	$907	$920	$1,995	$2,160
MCPS dividends	—	—	—	(21)
Net earnings from continuing operations attributable to common stockholders for Basic and Diluted EPS	$907	$920	$1,995	$2,139

Denominator:
Weighted average common shares outstanding used in Basic EPS	737.6	737.3	739.1	733.4
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive restricted stock units (“RSUs”) and performance stock units (“PSUs”)	4.8	5.9	6.4	6.8
Weighted average MCPS converted shares	—	1.5	—	—
Weighted average common shares outstanding used in Diluted EPS	742.4	744.7	745.5	740.2

Basic EPS from continuing operations	$1.23	$1.25	$2.70	$2.92
Diluted EPS from continuing operations	$1.22	$1.24	$2.68	$2.89

NOTE 5. REVENUE
The following tables present the Company’s revenues disaggregated by geographical region and revenue type for the three and six-month periods ended June 28, 2024 and June 30, 2023 ($ in millions). Sales taxes and other usage-based taxes collected from customers are excluded from revenue.

	Biotechnology	Life Sciences	Diagnostics	Total
For the Three-Month Period Ended June 28, 2024:
Geographical region:
North America(a)	$607	$785	$1,042	$2,434
Western Europe	567	374	380	1,321
Other developed markets(b)	81	116	95	292
High-growth markets(c)	458	495	743	1,696
Total	$1,713	$1,770	$2,260	$5,743

Revenue type:
Recurring	$1,478	$1,208	$2,003	$4,689
Nonrecurring	235	562	257	1,054
Total	$1,713	$1,770	$2,260	$5,743

For the Three-Month Period Ended June 30, 2023:
Geographical region:
North America(a)	$611	$757	$982	$2,350
Western Europe	684	375	365	1,424
Other developed markets(b)	72	124	100	296
High-growth markets(c)	518	540	784	1,842
Total	$1,885	$1,796	$2,231	$5,912

Revenue type:
Recurring	$1,534	$1,104	$1,958	$4,596
Nonrecurring	351	692	273	1,316
Total	$1,885	$1,796	$2,231	$5,912

	Biotechnology	Life Sciences	Diagnostics	Total
For the Six-Month Period Ended June 28, 2024:
Geographical region:
North America(a)	$1,121	$1,566	$2,379	$5,066
Western Europe	1,113	746	786	2,645
Other developed markets(b)	160	241	194	595
High-growth markets(c)	843	962	1,428	3,233
Total	$3,237	$3,515	$4,787	$11,539

Revenue type:
Recurring	$2,787	$2,400	$4,297	$9,484
Nonrecurring	450	1,115	490	2,055
Total	$3,237	$3,515	$4,787	$11,539

For the Six-Month Period Ended June 30, 2023:
Geographical region:
North America(a)	$1,229	$1,465	$2,106	$4,800
Western Europe	1,331	739	785	2,855
Other developed markets(b)	151	252	217	620
High-growth markets(c)	1,038	1,049	1,499	3,586
Total	$3,749	$3,505	$4,607	$11,861

Revenue type:
Recurring	$3,045	$2,143	$4,070	$9,258
Nonrecurring	704	1,362	537	2,603
Total	$3,749	$3,505	$4,607	$11,861
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
The Company’s products and services primarily consist of life sciences research, biopharmaceutical drug production and medical diagnostic, products and services. The Company sells equipment to customers as well as consumables, software and services, some of which customers purchase on a recurring basis. Consumables sold for use with the equipment sold by the Company are typically critical to the use of the equipment and are typically used on a one-time or limited basis, requiring frequent replacement in the customer’s operating cycle. Examples of these consumables include reagents used in diagnostic tests, chromatography resins used for research and bioprocessing and filters used in filtration, separation and purification processes. Additionally, some of the Company’s consumables are used on a standalone basis, such as custom nucleic acids, genomics solutions, antibodies and immunoassays. The Company separates its goods and services between those typically sold to a customer on a recurring basis and those typically sold to a customer on a nonrecurring basis. Recurring revenue includes revenue from consumables (both used with Company equipment and used on a standalone basis), services and operating-type leases (“OTLs”). Nonrecurring revenue includes sales of equipment and sales-type leases (“STLs”). OTLs and STLs are included in the above revenue amounts. For the three-month periods ended June 28, 2024 and June 30, 2023, lease revenue was $95 million and $98 million, respectively. For the six-month periods ended June 28, 2024 and June 30, 2023, lease revenue was $194 million and $199 million, respectively.
Remaining performance obligations related to Topic 606, Revenue from Contracts with Customers, represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period. As of June 28, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $4.5 billion. The Company expects to recognize revenue on approximately 51% of the remaining performance obligations over the next 12 months, 26% over the subsequent 12 months, and the remainder recognized thereafter.
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
The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities that are classified as either current or long-term in the Consolidated Condensed Balance Sheets based on the timing of when the Company expects to recognize revenue. As of June 28, 2024 and December 31, 2023, contract liabilities were approximately $1.6 billion and $1.7 billion, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets. The decrease in the contract liability balance during the six-month period ended June 28, 2024 was primarily a result of amounts recognized as revenue, partially offset by cash payments received in advance of satisfying performance obligations. Revenue recognized during the six-month periods ended June 28, 2024 and June 30, 2023 that was included in the contract liability balance on December 31, 2023 and December 31, 2022 was $901 million and $892 million, respectively.

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
Segment results are shown below ($ in millions):

	Three-Month Period Ended		Six-Month Period Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Sales:
Biotechnology	$1,713	$1,885	$3,237	$3,749
Life Sciences	1,770	1,796	3,515	3,505
Diagnostics	2,260	2,231	4,787	4,607
Total	$5,743	$5,912	$11,539	$11,861

Operating profit:
Biotechnology	$462	$480	$787	$1,076
Life Sciences	233	340	468	661
Diagnostics	556	424	1,386	1,101
Other	(83)	(81)	(161)	(158)
Total	$1,168	$1,163	$2,480	$2,680

NOTE 7. INCOME TAXES
The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended		Six-Month Period Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Effective tax rate	16.3%	19.4%	15.3%	18.9%
The Company operates globally, including in certain jurisdictions with lower tax rates than the United States (“U.S.”) federal statutory rate. Therefore, the impact of operating in such jurisdictions contributes to a lower effective tax rate compared to the U.S. federal statutory tax rate.
The effective tax rate for the three-month period ended June 28, 2024 differs from the U.S. federal statutory rate of 21.0% principally due to the impact of the Company’s global operations, research tax credits, foreign-derived intangible income and aggregate net discrete benefits of $9 million related primarily to excess tax benefits from stock-based compensation. The aggregate net discrete benefits reduced the effective tax rate by 0.8% for the three-month period ended June 28, 2024.

The effective tax rate for the six-month period ended June 28, 2024 differs from the U.S. federal statutory rate of 21.0% principally due to the impact of the Company’s global operations, research tax credits, foreign-derived intangible income and aggregate net discrete benefits of $45 million related primarily to excess tax benefits from stock-based compensation, release of reserves for uncertain tax positions due to the expiration of statutes of limitation and changes in estimates associated with prior period uncertain tax positions. The aggregate net discrete benefits reduced the effective tax rate by 1.9% for the six-month period ended June 28, 2024.
The effective tax rate for the three-month period ended June 30, 2023 differs from the U.S. federal statutory rate of 21.0% principally due to the impact of its global operations, research tax credits and foreign-derived intangible income, partially offset by net discrete tax charges of $19 million. Net discrete tax charges related primarily to tax costs related to the separation of the Environmental & Applied Solutions business, tax costs related to legal and operational actions taken to realign certain businesses and changes in estimates associated with prior period uncertain tax positions, partially offset by interest on prior year tax refunds. The net discrete charges increased the effective tax rate by 1.7% for the three-month period ended June 30, 2023.
The effective tax rate for the six-month period ended June 30, 2023 differs from the U.S. federal statutory rate of 21.0% principally due to the impact of its global operations, research tax credits and foreign-derived intangible income, partially offset by net discrete tax charges of $19 million. Net discrete tax charges related primarily to tax costs related to the separation of the Environmental & Applied Solutions business, tax costs related to legal and operational actions taken to realign certain businesses and changes in estimates associated with prior period uncertain tax positions, partially offset by excess tax benefits from stock-based compensation and interest on prior year tax refunds. The net discrete charges increased the effective tax rate by 0.7% for the six-month period ended June 30, 2023.
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

NOTE 8. OTHER INCOME (EXPENSE), NET
The following sets forth the components of the Company’s other income (expense), net ($ in millions):

	Three-Month Period Ended		Six-Month Period Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Other components of net periodic benefit costs	$—	$2	$1	$4
Investment gains (losses):
Realized investment gains (losses)	—	—	(39)	—
Unrealized investment gains (losses)	(59)	(17)	(57)	5
Total investment gains (losses)	(59)	(17)	(96)	5
Total other income (expense), net	$(59)	$(15)	$(95)	$9
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

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS
The following is a rollforward of the Company’s goodwill ($ in millions):

Balance, December 31, 2023	$41,608
Attributable to 2024 acquisition	8
Adjustments due to finalization of purchase price allocations	(25)
Foreign currency translation and other	(786)
Balance, June 28, 2024	$40,805
The carrying value of goodwill by segment is summarized as follows ($ in millions):

	June 28, 2024	December 31, 2023
Biotechnology	$21,879	$22,477
Life Sciences	12,090	12,221
Diagnostics	6,836	6,910
Total	$40,805	$41,608
The Company has not identified any “triggering” events which indicate an impairment of goodwill in 2024.
The Company reviews identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company has not identified impairment triggers which resulted in impairments of intangible assets in the second quarter of 2024. The Company identified impairment triggers in the second quarter of 2023 which resulted in impairment charges of certain long-lived assets, including technology and other assets. The Company recorded impairment charges totaling $28 million in the three and six-month periods ended June 30, 2023 related to these long-lived assets. In addition, during the three and six-month periods ended June 30, 2023, the Company recorded a $14 million impairment related to a facility.

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

A summary of financial assets that are measured at fair value on a recurring basis were as follows ($ in millions):

	Balance		Quoted Prices in Active Market (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	June 28, 2024	December 31, 2023	June 28, 2024	December 31, 2023	June 28, 2024	December 31, 2023	June 28, 2024	December 31, 2023
Assets:
Available-for-sale debt securities	$—	$5	$—	$—	$—	$5	$—	$—
Investment in equity securities	223	234	6	16	—	—	—	—
Cross-currency swap derivative contracts	476	291	—	—	476	291	—	—
Available-for-sale debt securities, which are included in other long-term assets in the accompanying Consolidated Condensed Balance Sheets, are measured at fair value using quoted prices reported by investment brokers and dealers based on the underlying terms of the security and comparison to similar securities traded on an active market. As of December 31, 2023, available-for-sale debt securities primarily included U.S. Treasury Notes and corporate debt securities.
The Company’s investments in equity securities consist of investments in publicly traded equity securities and investments in non-marketable equity securities. The publicly traded securities are classified as Level 1 in the fair value hierarchy as they are measured based on quotes in active markets. For the non-marketable equity securities, the Company estimates the fair value of the investments using the Fair Value Alternative. The Company’s investments in these equity securities are not classified in the fair value hierarchy due to the use of these measurement methods. Additionally, the Company is a limited partner in partnerships that invest primarily in early-stage companies. While the partnerships record these investments at fair value, the Company’s investments in the partnerships are accounted for under the equity method of accounting and are not subject to fair value measurement disclosures noted above. As of June 28, 2024 and December 31, 2023, the Company’s equity method investments included investments in partnerships with a carrying value of approximately $1.5 billion and $1.4 billion, respectively. Refer to Note 8 for additional information on gains and losses on the Company’s investments including investments in the partnerships.
The cross-currency swap derivative contracts are classified as Level 2 in the fair value hierarchy as they are measured using the income approach with the relevant interest rates and current currency exchange rates and forward curves as inputs. Refer to Note 12 for additional information.
Fair Value of Other Financial Instruments
The carrying amounts and fair values of the Company’s other financial instruments were as follows ($ in millions):

	June 28, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt obligations:
Notes payable and current portion of long-term debt	$701	$692	$1,695	$1,672
Long-term debt	16,309	13,584	16,707	14,415
As of June 28, 2024 and December 31, 2023, short and long-term borrowings were categorized as Level 1. The fair value of long-term borrowings was based on quoted market prices. The difference between the fair value and the carrying amounts of long-term borrowings is attributable to changes in market interest rates and/or the Company’s credit ratings subsequent to the incurrence of the borrowing. The fair values of borrowings with original maturities of one year or less, as well as cash and cash equivalents, trade accounts receivable, net and trade accounts payable generally approximate their carrying amounts due to the short-term maturities of these instruments.

NOTE 11. FINANCING
As of June 28, 2024, the Company was in compliance with all of its debt covenants. The components of the Company’s debt were as follows ($ in millions):

	Outstanding Amount
Description and Aggregate Principal Amount	June 28, 2024	December 31, 2023
Euro-denominated commercial paper (€929 million)(e)	$995	$1,026
1.7% senior unsecured notes due 3/30/2024 (€900 million) (the “2024 Euronotes”)(f)	—	993
2.2% senior unsecured notes due 11/15/2024 ($700 million) (the “2024 Biopharma Notes”)(b)	700	699
3.35% senior unsecured notes due 9/15/2025 ($500 million) (the “2025 U.S. Notes”)(f)	499	499
0.2% senior unsecured notes due 3/18/2026 (€1.3 billion) (the “2026 Biopharma Euronotes”)(b)	1,336	1,376
2.1% senior unsecured notes due 9/30/2026 (€800 million) (the “2026 Euronotes”)(f)	855	881
0.3% senior unsecured notes due 5/11/2027 (¥30.8 billion) (the “2027 Yen Notes”)(d)	191	218
1.2% senior unsecured notes due 6/30/2027 (€600 million) (the “2027 Euronotes”)(a)	641	660
0.45% senior unsecured notes due 3/18/2028 (€1.3 billion) (the “2028 Biopharma Euronotes”)(b)	1,333	1,374
1.125% senior unsecured bonds due 12/08/2028 (CHF 210 million) (the “2028 CHF Bonds”)(c)	236	252
2.6% senior unsecured notes due 11/15/2029 ($800 million) (the “2029 Biopharma Notes”)(b)	797	797
2.5% senior unsecured notes due 3/30/2030 (€800 million) (the “2030 Euronotes”)(f)	857	883
0.75% senior unsecured notes due 9/18/2031 (€1.8 billion) (the “2031 Biopharma Euronotes”)(b)	1,866	1,923
0.65% senior unsecured notes due 5/11/2032 (¥53.2 billion) (the “2032 Yen Notes”)(d)	329	376
1.35% senior unsecured notes due 9/18/2039 (€1.3 billion) (the “2039 Biopharma Euronotes”)(b)	1,325	1,365
3.25% senior unsecured notes due 11/15/2039 ($900 million) (the “2039 Biopharma Notes”)(b)	891	891
4.375% senior unsecured notes due 9/15/2045 ($500 million) (the “2045 U.S. Notes”)(f)	499	499
1.8% senior unsecured notes due 9/18/2049 (€750 million) (the “2049 Biopharma Euronotes”)(b)	795	819
3.4% senior unsecured notes due 11/15/2049 ($900 million) (the “2049 Biopharma Notes”)(b)	890	890
2.6% senior unsecured notes due 10/01/2050 ($1.0 billion) (the “2050 U.S. Notes”)(f)	982	981
2.8% senior unsecured notes due 12/10/2051 ($1.0 billion) (the “2051 U.S. Notes”)(f)	985	984
Other	8	16
Total debt	17,010	18,402
Less: currently payable	(701)	(1,695)
Long-term debt	$16,309	$16,707
(a) Issued by DH Europe Finance S.A. (“Danaher International”).
(b) Issued by DH Europe Finance II S.a.r.l. (“Danaher International II”).
(c) Issued by DH Switzerland Finance S.A. (“Danaher Switzerland”).
(d) Issued by DH Japan Finance S.A. (“Danaher Japan”).
(e) Issued by Danaher Corporation or Danaher International II.
(f) Issued by Danaher Corporation.
Debt discounts, premiums and debt issuance costs totaled $101 million and $107 million as of June 28, 2024 and December 31, 2023, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of debt table above. For additional details regarding the Company’s debt financing, refer to Note 14 of the Company’s financial statements as of and for the year ended December 31, 2023 included in the Company’s 2023 Annual Report.
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

As of June 28, 2024, borrowings outstanding under the Company’s euro-denominated commercial paper program had a weighted average annual interest rate of 4.0% and a weighted average remaining maturity of approximately 48 days. There were no borrowings outstanding under the U.S. dollar-denominated commercial paper program as of June 28, 2024.
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
The Company has also issued foreign currency denominated long-term debt as partial hedges of its net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the euro, Japanese yen and Swiss franc. These debt issuances are designated and qualify as nonderivative hedging instruments. Accordingly, the foreign currency translation of these debt instruments is recorded in accumulated OCI, offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated OCI. These instruments mature on dates ranging from July 2024 to May 2032.
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

The following table summarizes the notional values as of June 28, 2024 and June 30, 2023 and pretax impact of changes in the fair values of instruments designated as net investment hedges and cash flow hedges in accumulated OCI for the three and six-month periods ended June 28, 2024 and June 30, 2023 ($ in millions):

	Original Notional Amount	Notional Amount Outstanding	Gain (Loss) Recognized in OCI	Amounts Reclassified from OCI
For the Three-Month Period Ended June 28, 2024:
Net investment hedges:
Cross-currency contracts	$3,875	$3,000	$52	$—
Foreign currency denominated debt	3,109	3,109	48	—
Cash flow hedges:
Cross-currency contracts	4,000	3,300	55	(25)
Interest rate swaps	1,600	—	—	1
Total	$12,584	$9,409	$155	$(24)

For the Three-Month Period Ended June 30, 2023:
Net investment hedges:
Cross-currency contracts	$3,875	$3,000	$(58)	$—
Foreign currency denominated debt	5,828	5,828	6	—
Cash flow hedges:
Cross-currency contracts	4,000	3,300	(127)	20
Interest rate swaps	1,600	—	—	1
Total	$15,303	$12,128	$(179)	$21

For the Six-Month Period Ended June 28, 2024:
Net investment hedges:
Cross-currency contracts	$3,875	$3,000	$107	$—
Foreign currency denominated debt	3,109	3,109	182	—
Cash flow hedges:
Cross-currency contracts	4,000	3,300	78	(99)
Interest rate swaps	1,600	—	—	2
Total	$12,584	$9,409	$367	$(97)

For the Six-Month Period Ended June 30, 2023:
Net investment hedges:
Cross-currency contracts	$3,875	$3,000	$(66)	$—
Foreign currency denominated debt	5,828	5,828	(51)	—
Cash flow hedges:
Cross-currency contracts	4,000	3,300	(90)	63
Interest rate swaps	1,600	—	—	2
Total	$15,303	$12,128	$(207)	$65
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

The Company did not reclassify any other deferred gains or losses related to net investment hedges or cash flow hedges from accumulated OCI to earnings during the three and six-month periods ended June 28, 2024 and June 30, 2023. In addition, the Company did not have any ineffectiveness related to net investment hedges or cash flow hedges during the three and six-month periods ended June 28, 2024 and June 30, 2023. Should any ineffectiveness arise, any ineffective portions of the hedges would be reclassified from accumulated OCI into earnings during the period of change. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in all other investing activities in the accompanying Consolidated Condensed Statements of Cash Flows. The cash inflows and outflows associated with the Company’s derivative contracts designated as cash flow hedges are classified in cash flows from operating activities in the accompanying Consolidated Condensed Statements of Cash Flows.
The Company’s derivative instruments, as well as its nonderivative debt instruments designated and qualifying as net investment hedges, were classified in the Company’s Consolidated Condensed Balance Sheets as follows ($ in millions):

	June 28, 2024	December 31, 2023
Derivative assets:
Other long-term assets	$476	$291

Nonderivative hedging instruments:
Notes payable and current portion of long-term debt	—	993
Long-term debt	3,109	3,270
Amounts related to the Company’s derivatives expected to be reclassified from accumulated OCI to net earnings during the next 12 months, if interest rates and foreign exchange rates remain unchanged, were not significant.

NOTE 13. STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION
Stockholders’ Equity
On July 16, 2013, the Company’s Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. During the second quarter of 2024, the Company repurchased approximately 17.4 million shares of the Company’s common stock for approximately $4.6 billion (which includes $46 million of excise taxes which will be paid in 2025) as part of the Repurchase Program. As of June 28, 2024, approximately 2.6 million shares remained available for repurchase pursuant to the Repurchase Program. In July 2024, the Company repurchased approximately 1.9 million shares under the Repurchase Program. On July 22, 2024, the Company’s Board of Directors approved a new repurchase program (the “New Repurchase Program”) authorizing the repurchase of up to an additional 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions (in addition to the shares remaining available for repurchase under the Repurchase Program). There is no expiration date for either the Repurchase Program or the New Repurchase Program, and the timing and amount of any shares repurchased under either program will be determined by members of the Company’s management based on its evaluation of market conditions and other factors. Either program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plans) and for other corporate purposes.
The following table summarizes the Company’s share activity (shares in millions):

	Three-Month Period Ended		Six-Month Period Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Preferred stock - shares issued:
Balance, beginning of period	—	1.7	—	1.7
Conversion of MCPS to common stock	—	(1.7)	—	(1.7)
Balance, end of period	—	—	—	—

Common stock - shares issued:
Balance, beginning of period	882.3	870.4	880.5	869.3
Common stock-based compensation awards	0.9	0.5	2.7	1.6
Issuance of common stock	—	8.6	—	8.6
Balance, end of period	883.2	879.5	883.2	879.5

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
Stock-Based Compensation
For a full description of the Company’s stock-based compensation programs, refer to Note 19 of the Company’s financial statements as of and for the year ended December 31, 2023 included in the Company’s 2023 Annual Report. As of June 28, 2024, approximately 47 million shares of the Company’s common stock were reserved for issuance under the 2007 Omnibus Incentive Plan.
The following summarizes the components of the Company’s stock-based compensation expense ($ in millions):

	Three-Month Period Ended		Six-Month Period Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
RSUs/PSUs:
Pretax compensation expense	$46	$53	$78	$94
Income tax benefit	(10)	(12)	(16)	(20)
RSU/PSU expense, net of income taxes	36	41	62	74
Stock options:
Pretax compensation expense	41	43	69	72
Income tax benefit	(8)	(9)	(14)	(15)
Stock option expense, net of income taxes	33	34	55	57
Total stock-based compensation:
Pretax compensation expense	87	96	147	166
Income tax benefit	(18)	(21)	(30)	(35)
Total stock-based compensation expense, net of income taxes	$69	$75	$117	$131
Stock-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings. As of June 28, 2024, $202 million of total unrecognized compensation cost related to RSUs/PSUs is expected to be recognized over a weighted average period of approximately two years. As of June 28, 2024, $230 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately two years. Future compensation amounts will be adjusted for any changes in estimated forfeitures.
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

The changes in accumulated OCI by component are summarized below ($ in millions).

	Foreign Currency Translation Adjustments	Pension and Postretirement Plan Benefit Adjustments		Cash Flow Hedge Adjustments		Accumulated Comprehensive Income (Loss)
For the Three-Month Period Ended June 28, 2024:
Balance, March 29, 2024	$(2,394)	$(399)		$49		$(2,744)
OCI before reclassifications:
Increase (decrease)	133	—		55		188
Income tax impact	(12)	—		—		(12)
OCI before reclassifications, net of income taxes	121	—		55		176
Reclassification adjustments:
Increase (decrease)	—	2	(a)	(24)	(b)	(22)
Income tax impact	—	—		(1)		(1)
Reclassification adjustments, net of income taxes	—	2		(25)		(23)
Net OCI, net of income taxes	121	2		30		153
Balance, June 28, 2024	$(2,273)	$(397)		$79		$(2,591)

For the Three-Month Period Ended June 30, 2023:
Balance, March 31, 2023	$(2,619)	$(341)		$194		$(2,766)
OCI before reclassifications:
Increase (decrease)	(718)	—		(127)		(845)
Income tax impact	14	—		—		14
OCI before reclassifications, net of income taxes	(704)	—		(127)		(831)
Reclassification adjustments:
Increase (decrease)	—	—	(a)	21	(b)	21
Income tax impact	—	—		—		—
Reclassification adjustments, net of income taxes	—	—		21		21
Net OCI, net of income taxes	(704)	—		(106)		(810)
Balance, June 30, 2023	$(3,323)	$(341)		$88		$(3,576)

	Foreign Currency Translation Adjustments	Pension and Postretirement Plan Benefit Adjustments		Cash Flow Hedge Adjustments		Accumulated Comprehensive Income (Loss)
For the Six-Month Period Ended June 28, 2024:
Balance, December 31, 2023	$(1,446)	$(401)		$99		$(1,748)
OCI before reclassifications:
Increase (decrease)	(802)	—		78		(724)
Income tax impact	(25)	—		—		(25)
OCI before reclassifications, net of income taxes	(827)	—		78		(749)
Reclassification adjustments:
Increase (decrease)	—	5	(a)	(97)	(b)	(92)
Income tax impact	—	(1)		(1)		(2)
Reclassification adjustments, net of income taxes	—	4		(98)		(94)
Net OCI, net of income taxes	(827)	4		(20)		(843)
Balance, June 28, 2024	$(2,273)	$(397)		$79		$(2,591)

For the Six-Month Period Ended June 30, 2023:
Balance, December 31, 2022	$(2,644)	$(341)		$113		$(2,872)
OCI before reclassifications:
Increase (decrease)	(695)	—		(90)		(785)
Income tax impact	16	—		—		16
OCI before reclassifications, net of income taxes	(679)	—		(90)		(769)
Reclassification adjustments:
Increase (decrease)	—	—	(a)	65	(b)	65
Income tax impact	—	—		—		—
Reclassification adjustments, net of income taxes	—	—		65		65
Net OCI, net of income taxes	(679)	—		(25)		(704)
Balance, June 30, 2023	$(3,323)	$(341)		$88		$(3,576)
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide material information relevant to an assessment of Danaher Corporation’s (“Danaher,” the “Company,” “we,” “us” or “our”) financial condition and results of operations, including an evaluation of the amounts and certainty of cash flows from operations and from outside sources. The MD&A is designed to focus specifically on material events and uncertainties known to management that are reasonably likely to cause reported financial information not to be necessarily indicative of future operating results or of future financial condition. This includes descriptions and amounts of matters that have had a material impact on reported operations, as well as matters that are reasonably likely based on management’s assessment to have a material impact on future operations. The Company’s MD&A is divided into five sections:
•Information Relating to Forward-Looking Statements
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Estimates
You should read this discussion along with the Company’s MD&A and audited financial statements and Notes thereto as of and for the year ended December 31, 2023, included in the Company’s 2023 Annual Report and the Company’s Consolidated Condensed Financial Statements and related Notes as of and for the three and six-month periods ended June 28, 2024 included in this Quarterly Report on Form 10-Q (“Report”).

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this Report, in other documents we file with or furnish to the Securities and Exchange Commission, in our press releases, webcasts, conference calls, materials delivered to shareholders and other communications, are “forward-looking statements” within the meaning of the U.S. federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, pricing, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, asset values, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, customer demand, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions and the integration thereof, divestitures, spin-offs, split-offs, initial public offerings, other securities offerings, or other distributions, strategic opportunities, stock repurchases, dividends and executive compensation and potential executive stock sales or purchases; growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; future laws, regulations or public policy changes; regulatory approvals and the timing and conditionality thereof; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; future currency exchange rates and fluctuations in those rates; the potential or anticipated direct or indirect impact of public health crises, climate change, military conflicts or other man-made or natural disasters on our business, results of operations and/or financial condition; general economic and capital markets conditions; the anticipated timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that Danaher intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “should,” “could,” “intend,” “will,” “plan,” “expect,” “estimate,” “project,” “target,” “may,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words.
Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors. Forward-looking statements are not guarantees of future performance and actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Important factors that in the future could cause actual results to differ materially from those envisaged in the forward-looking statements, and that in some cases have affected us in the past, include the following:
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
•Economic, political, geopolitical, legal, compliance, social and business factors (including the impact of military conflicts), both in the United States (“U.S.”) and outside the U.S., can negatively affect our business and financial statements. For example, elections in the U.S. and other countries may result in significant political shifts and/or disruptions, including changes in the regulatory environment, and recent Supreme Court decisions in the U.S. may also result in regulatory uncertainty.
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
•Climate change, legal or regulatory measures to address climate change and any inability to address regulatory requirements or stakeholder expectations with respect to climate change, may negatively affect us.
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
•With respect to the regulated medical devices we offer, product introductions or modifications can require regulatory clearance or authorizations and we can be required to recall or cease marketing such products; off-label marketing can result in penalties; and clinical trials can have results that are unexpected or are perceived unfavorably by the market, all of which can adversely affect our business and financial statements.
•We are subject to or otherwise responsible for a variety of litigation and other legal and regulatory proceedings in the course of our business that can adversely affect our business and financial statements.
•Our operations, products and services also expose us to the risk of environmental, health and safety liabilities, costs and violations that can adversely affect our business and financial statements.
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

Business Performance and Outlook
During the second quarter of 2024, the Company’s overall revenues decreased 3.0% compared to the comparable period of 2023. Core sales decreased 3.5% in the second quarter of 2024 compared to the comparable prior year period due primarily to lower core sales in the Biotechnology segment, and to a lesser extent in the Life Sciences segment, partially offset by increases in demand for certain products and services in the Diagnostics segment. The impact of currency translation decreased reported sales 1.5% in the second quarter of 2024 compared to the comparable prior year period and the impact of acquisitions increased reported sales 2.0%. For the six-month period ended June 28, 2024, overall revenues decreased 2.5% and core sales decreased 3.5% compared to the comparable prior year period primarily due to lower core sales in the Biotechnology segment, and to a lesser extent in the Life Sciences segment, partially offset by increases in demand for certain products and services in the Diagnostics segment. The impact of currency translation decreased reported sales 1.0% and the impact of acquisitions increased reported sales 2.0% in the six-month period compared to the comparable prior year period. Price increases contributed 1.0% and 1.5%, respectively, to sales growth on a year-over-year basis during the three and six-month periods ended June 28, 2024 and are reflected as a component of core sales decline above. For the definitions of “core sales” and “acquisitions” refer to “—Results of Operations” below.
Geographically, the Company’s sales in the three-month period ended June 28, 2024 in developed markets decreased year-over-year by 1% and core sales in the developed markets decreased at a low-single digit rate driven primarily by decreased sales in Western Europe, partially offset by increased sales in North America. The decline in core sales in developed markets was primarily driven by reduced demand in the Biotechnology and Life Sciences segments, partially offset by increased demand in the Diagnostics segment. For the same period, sales in high-growth markets decreased year-over-year by 8% and core sales in high-growth markets decreased at a high-single digit rate, due primarily to high-teens core revenue declines in China. The decline in core sales in high-growth markets was primarily driven by declines in the Life Sciences and Biotechnology segments primarily due to weakness in the funding environment and lower underlying activity levels. High-growth markets represented approximately 30% of the Company’s total sales in the second quarter of 2024. For additional information regarding the Company’s sales by geographical region during the three and six-month periods ended June 28, 2024 and June 30, 2023, refer to Note 5 to the accompanying Consolidated Condensed Financial Statements.
The Company’s net earnings from continuing operations for the three and six-month periods ended June 28, 2024 totaled $907 million and approximately $2.0 billion or $1.22 and $2.68 per diluted common share from continuing operations, respectively, compared to $920 million and approximately $2.2 billion or $1.24 and $2.89 per diluted common share from continuing operations, respectively, for the three and six-month periods ended June 30, 2023. Net earnings attributable to common stockholders for the three and six-month periods ended June 28, 2024 totaled $907 million and approximately $2.0 billion or $1.22 and $2.68 per diluted common share, respectively, compared to approximately $1.1 billion and $2.5 billion or $1.49 and $3.42 per diluted common share, respectively, for the three and six-month periods ended June 30, 2023. Decreased core sales and increased other expenses in the 2024 period drove the year-over-year decline in net earnings from continuing operations and diluted net earnings per common share from continuing operations for the three and six-month periods ended June 28, 2024. In addition to the above factors, lower earnings from discontinued operations contributed to the lower net earnings in both the three and six-month periods ended June 28, 2024.
Currency exchange rates decreased reported sales by approximately 1.5% and 1.0% for the three and six-month periods ended June 28, 2024, respectively, compared to the comparable periods of 2023, primarily due to the exchange rates of the U.S. dollar compared to the euro and other major currencies in 2024. Strengthening of the U.S. dollar against other major currencies compared to the exchange rates in effect as of June 28, 2024 would adversely impact the Company’s sales and results of operations on an overall basis, and any weakening of the U.S. dollar against other major currencies compared to the exchange rates in effect as of June 28, 2024 would positively impact the Company’s sales and results of operations for the remainder of the year.

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
Sales (Decline) Growth and Core Sales (Decline) Growth

	% Change Three-Month Period Ended June 28, 2024 vs. Comparable 2023 Period	% Change Six-Month Period Ended June 28, 2024 vs. Comparable 2023 Period
Total sales (decline) growth (GAAP)	(3.0)%	(2.5)%
Impact of:
Acquisitions	(2.0)%	(2.0)%
Currency exchange rates	1.5%	1.0%
Core sales (decline) growth (non-GAAP)	(3.5)%	(3.5)%
Operating Profit Performance
Operating profit margins increased 60 basis points from 19.7% during the three-month period ended June 30, 2023 to 20.3% for the three-month period ended June 28, 2024.
Second quarter 2024 vs. second quarter 2023 operating profit margin comparisons were favorably impacted by:
•Improvements in the Company’s operational and administrative cost structure and 2023 inventory write-offs, net of lower second quarter 2024 core sales and the impact of product mix - 75 basis points
•Second quarter 2023 impairment charges related to technology and other assets in the Biotechnology segment - 70 basis points
Second quarter 2024 vs. second quarter 2023 operating profit margin comparisons were unfavorably impacted by:
•Incremental dilutive effect in 2024 of acquired businesses - 85 basis points
Operating profit margins decreased 110 basis points from 22.6% during the six-month period ended June 30, 2023 to 21.5% for the six-month period ended June 28, 2024.
Year-to-date 2024 vs. year-to-date 2023 operating profit margin comparisons were unfavorably impacted by:
•Incremental dilutive effect in 2024 of acquired businesses - 80 basis points
•Lower first half of 2024 core sales and the impact of product mix, partially offset by improvements in the Company’s operational and administrative cost structure and 2023 inventory write-offs - 45 basis points

•First half of 2024 acquisition-related fair value adjustment to inventory related to the acquisition of Abcam plc (“Abcam”) - 20 basis points
Year-to-date 2024 vs. year-to-date 2023 operating profit margin comparisons were favorably impacted by:
•Second quarter 2023 impairment charges related to technology and other assets in the Biotechnology segment - 35 basis points
Business Segments
Sales by business segment for each of the periods indicated were as follows ($ in millions):

	Three-Month Period Ended		Six-Month Period Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Biotechnology	$1,713	$1,885	$3,237	$3,749
Life Sciences	1,770	1,796	3,515	3,505
Diagnostics	2,260	2,231	4,787	4,607
Total	$5,743	$5,912	$11,539	$11,861
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
Biotechnology Selected Financial Data

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Sales	$1,713	$1,885	$3,237	$3,749
Operating profit	462	480	787	1,076
Depreciation	35	39	77	79
Amortization of intangible assets	214	218	432	435
Operating profit as a % of sales	27.0%	25.5%	24.3%	28.7%
Depreciation as a % of sales	2.0%	2.1%	2.4%	2.1%
Amortization as a % of sales	12.5%	11.6%	13.3%	11.6%
Sales (Decline) Growth and Core Sales (Decline) Growth

	% Change Three-Month Period Ended June 28, 2024 vs. Comparable 2023 Period	% Change Six-Month Period Ended June 28, 2024 vs. Comparable 2023 Period
Total sales (decline) growth (GAAP)	(9.0)%	(13.5)%
Impact of:
Currency exchange rates	2.0%	1.5%
Core sales (decline) growth (non-GAAP)	(7.0)%	(12.0)%
Price increases in the segment contributed 2.5% to sales growth on a year-over-year basis during both the three and six-month periods ended June 28, 2024 and are reflected as a component of core sales decline above.
Total segment sales decreased 9.0% and 13.5% during the three and six-month periods, respectively, led by decreased core sales in the bioprocessing business, and to a lesser extent the impact of currency exchange rates. The decrease in total segment core sales was driven by Western Europe and China, and to a lesser extent North America. Core sales in the bioprocessing business decreased year-over-year at a high-single digit rate and a low-double digit rate during the three and six-month periods, respectively, primarily due to lower demand as customers reduced their inventory levels. Revenue declines moderated compared to the first quarter 2024 as the Company believes that its larger customers in the

U.S. and Europe have, in aggregate, reduced the majority of their excess inventory levels and are returning to normal ordering patterns. Additionally, while the Company believes that emerging biotech customers are continuing to manage their liquidity, we also believe they are prioritizing select cell and gene therapy projects, and we further believe that the improvement in the overall funding environment in the period is a positive leading indicator for these customers. The Company expects core revenue for the bioprocessing business to decline for the full year 2024 on a year-over-year basis with an anticipated gradual year-over-year improvement in demand through the remainder of the year. Core sales in the discovery and medical business decreased year-over-year during both the three and six-month periods due primarily to lower demand for equipment, partially offset by an increase in demand for consumables.
Operating Profit Performance
Operating profit margins increased 150 basis points during the three-month period ended June 28, 2024 as compared to the comparable period of 2023.
Second quarter 2024 vs. second quarter 2023 operating profit margin comparisons were favorably impacted by:
•Second quarter 2023 impairment charges related to technology and other assets - 220 basis points
Second quarter 2024 vs. second quarter 2023 operating profit margin comparisons were unfavorably impacted by:
•Lower second quarter 2024 core sales, net of improvements in the Company’s operational and administrative cost structure, the impact of product mix and 2023 inventory write-offs - 70 basis points
Operating profit margins decreased 440 basis points during the six-month period ended June 28, 2024 as compared to the comparable period of 2023.
Year-to-date 2024 vs. year-to-date 2023 operating profit margin comparisons were unfavorably impacted by:
•Lower first half of 2024 core sales and the impact of product mix, net of improvements in the Company’s operational and administrative cost structure and 2023 inventory write-offs - 550 basis points
Year-to-date 2024 vs. year-to-date 2023 operating profit margin comparisons were favorably impacted by:
•Second quarter 2023 impairment charges related to technology and other assets - 110 basis points
Amortization of intangible assets as a percentage of sales increased during both the three and six-month periods ended June 28, 2024 as compared to the comparable periods of 2023, primarily as a result of the decrease in sales.
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
Life Sciences Selected Financial Data

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Sales	$1,770	$1,796	$3,515	$3,505
Operating profit	233	340	468	661
Depreciation	41	32	79	61
Amortization of intangible assets	140	104	281	209
Operating profit as a % of sales	13.2%	18.9%	13.3%	18.9%
Depreciation as a % of sales	2.3%	1.8%	2.2%	1.7%
Amortization as a % of sales	7.9%	5.8%	8.0%	6.0%

Sales (Decline) Growth and Core Sales (Decline) Growth

	% Change Three-Month Period Ended June 28, 2024 vs. Comparable 2023 Period	% Change Six-Month Period Ended June 28, 2024 vs. Comparable 2023 Period
Total sales (decline) growth (GAAP)	(1.5)%	0.5%
Impact of:
Acquisitions	(6.0)%	(6.5)%
Currency exchange rates	2.0%	1.5%
Core sales (decline) growth (non-GAAP)	(5.5)%	(4.5)%
Price increases in the segment contributed 1.0% and 1.5%, respectively, to sales growth on a year-over-year basis during the three and six-month periods ended June 28, 2024 and are reflected as a component of core sales decline.
Total segment sales decreased 1.5% during the three-month period ended June 28, 2024, primarily as a result of decreased segment core sales, and to a lesser extent the impact of currency exchange rates, partially offset by acquisitions. Total segment sales increased 0.5% during the six-month period, primarily as a result of acquisitions, largely offset by decreased segment core sales, and to a lesser extent the impact of currency exchange rates. Core sales decreased in the three and six-month periods across most major geographic regions, led by China. The core sales decline in the mass spectrometry, flow cytometry and lab automation solutions and microscopy businesses in both periods was primarily the result of demand weakness in equipment, in most major end-markets, partially offset by increased demand for consumables and service. Core sales also declined in the three-month period in the genomics consumables business led by lower core sales in the plasmids, proteins and next-generation sequencing product lines, partially offset by increased demand in the gene writing and editing product line. The core sales decline in the genomics consumables business during the six-month period was driven by lower demand in next-generation sequencing, partially offset by higher demand for plasmids and proteins.
Operating Profit Performance
Operating profit margins decreased 570 basis points during the three-month period ended June 28, 2024 as compared to the comparable period of 2023. The following factors unfavorably impacted year-over-year operating profit margin:
•Lower second quarter 2024 core sales and the impact of product mix, net of improvements in the Company’s operational and administrative cost structure - 340 basis points
•The incremental dilutive effect in 2024 of acquired businesses - 230 basis points
Operating profit margins decreased 560 basis points during the six-month period ended June 28, 2024 as compared to the comparable period of 2023. The following factors unfavorably impacted year-over-year operating profit margin:
•Lower first half of 2024 core sales and the impact of product mix, net of improvements in the Company’s operational and administrative cost structure - 260 basis points
•The incremental dilutive effect in 2024 of acquired businesses - 230 basis points
•First half of 2024 acquisition-related fair value adjustment to inventory related to the acquisition of Abcam - 70 basis points
Depreciation and amortization of intangible assets increased as a percentage of sales during both the three and six-month periods ended June 28, 2024, primarily due to the acquisition of Abcam.

DIAGNOSTICS
The Diagnostics segment offers clinical instruments, consumables, software and services that hospitals, physicians’ offices, reference laboratories and other critical care settings use to diagnose disease and make treatment decisions.
Diagnostics Selected Financial Data

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Sales	$2,260	$2,231	$4,787	$4,607
Operating profit	556	424	1,386	1,101
Depreciation	100	96	197	189
Amortization of intangible assets	48	50	96	100
Operating profit as a % of sales	24.6%	19.0%	29.0%	23.9%
Depreciation as a % of sales	4.4%	4.3%	4.1%	4.1%
Amortization as a % of sales	2.1%	2.2%	2.0%	2.2%
Sales Growth and Core Sales Growth

	% Change Three-Month Period Ended June 28, 2024 vs. Comparable 2023 Period	% Change Six-Month Period Ended June 28, 2024 vs. Comparable 2023 Period
Total sales growth (GAAP)	1.5%	4.0%
Impact of:
Currency exchange rates	1.5%	1.0%
Core sales growth (non-GAAP)	3.0%	5.0%
Price increases in the segment did not have a significant impact on sales growth on a year-over-year basis during the three-month period but contributed 0.5% to sales growth during the six-month period ended June 28, 2024 and are reflected as a component of core sales growth.
Total segment sales increased 1.5% and 4.0%, respectively, during the three and six-month periods, primarily as a result of increased core sales resulting from the factors discussed below. Changes in currency exchange rates negatively impacted sales in both periods. Overall segment core sales growth in both periods was driven primarily by North America, partially offset by lower year-over-year demand in the high-growth markets. During both the three and six-month periods, core sales in the segment’s clinical diagnostics businesses grew on a year-over-year basis led by the clinical lab business, primarily in North America and the high-growth markets, and to a lesser extent, by the pathology and acute care businesses. Core sales in the molecular diagnostics business declined slightly during the three-month period as lower year-over-year demand in Western Europe and the high-growth markets offset increased core sales of both respiratory and non-respiratory disease tests in North America. For the six-month period, core sales in the molecular diagnostics business grew on a year-over-year basis, led by North America, as the business experienced increased sales of both respiratory and non-respiratory disease tests.
Operating Profit Performance
Operating profit margin increased 560 basis points during the three-month period ended June 28, 2024 as compared to the comparable period of 2023. Year-over-year operating profit margin was favorably impacted by higher second quarter 2024 core sales, improvements in the Company’s operational and administrative cost structure and the impact of product mix.
Operating profit margin increased 510 basis points during the six-month period ended June 28, 2024 as compared to the comparable period of 2023. Year-over-year operating profit margin was favorably impacted by higher first half of 2024 core sales, improvements in the Company’s operational and administrative cost structure and the impact of product mix.
Amortization of intangible assets as a percentage of sales decreased slightly during both the three and six-month periods ended June 28, 2024, primarily as a result of the increase in sales.

COST OF SALES AND GROSS PROFIT

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Sales	$5,743	$5,912	$11,539	$11,861
Cost of sales	(2,315)	(2,594)	(4,624)	(4,881)
Gross profit	$3,428	$3,318	$6,915	$6,980
Gross profit margin	59.7%	56.1%	59.9%	58.8%
Cost of sales decreased year-over-year during both the three and six-month periods ended June 28, 2024 as compared to the comparable periods in 2023, primarily due to the impact of lower year-over-year sales volumes and $87 million of charges incurred in the second quarter of 2023 related to inventory, partially offset by the impact of recently acquired businesses. Additionally, an acquisition-related charge associated with the fair value adjustment to inventory recorded in connection with the acquisition of Abcam increased cost of sales by $25 million in the six-month period ended June 28, 2024.
Year-over-year gross profit margin increased during both the three and six-month periods ended June 28, 2024 as compared to the comparable period in 2023. These increases were due primarily to inventory charges incurred in the second quarter of 2023 and the positive impact from the gross profit margin of Abcam, net of the impact of product mix and an acquisition-related charge recorded in the first half of 2024 referenced above.
OPERATING EXPENSES

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Sales	$5,743	$5,912	$11,539	$11,861
Selling, general and administrative (“SG&A”) expenses	1,869	1,794	3,676	3,566
Research and development (“R&D”) expenses	391	361	759	734
SG&A as a % of sales	32.5%	30.3%	31.9%	30.1%
R&D as a % of sales	6.8%	6.1%	6.6%	6.2%
SG&A expenses as a percentage of sales increased during both the three and six-month periods ended June 28, 2024 as compared to the comparable periods in 2023, primarily driven by the impact of the acquisition of Abcam, including the associated amortization expense. To a lesser extent, the increase in SG&A as a percentage of sales was driven by decreased leverage of the Company’s general and administrative cost base, including amortization expense, resulting from lower 2024 sales.
R&D expenses (consisting principally of internal and contract engineering personnel costs) as a percentage of sales increased during both the three and six-month periods ended June 28, 2024 as compared to the comparable periods of 2023 as a result of increased spending on R&D activities and the impact of lower year-over-year sales.

OTHER INCOME (EXPENSE), NET
For a description of the Company’s other income (expense), net during the three and six-month periods ended June 28, 2024 and June 30, 2023, refer to Note 8 to the accompanying Consolidated Condensed Financial Statements.

INTEREST COSTS AND FINANCING
For a discussion of the Company’s outstanding indebtedness, refer to Note 11 to the accompanying Consolidated Condensed Financial Statements.
Interest expense of $65 million and $130 million for the three and six-month periods ended June 28, 2024, respectively, was consistent with the comparable periods of 2023.
Interest income of $39 million and $99 million for the three and six-month periods ended June 28, 2024, respectively, was $20 million lower and $8 million lower than the comparable periods of 2023, due primarily to lower average cash balances in 2024 as a result of share repurchases and acquisitions.

INCOME TAXES
The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended		Six-Month Period Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Effective tax rate	16.3%	19.4%	15.3%	18.9%
The Company operates globally, including in certain jurisdictions with lower tax rates than the U.S. federal statutory rate. Therefore, the impact of operating in such jurisdictions contributes to a lower effective tax rate compared to the U.S. federal statutory tax rate.
The effective tax rate for the three-month period ended June 28, 2024 differs from the U.S. federal statutory rate of 21.0% principally due to the impact of the Company’s global operations, research tax credits, foreign-derived intangible income and aggregate net discrete benefits of $9 million related primarily to excess tax benefits from stock-based compensation. The aggregate net discrete benefits reduced the effective tax rate by 0.8% for the three-month period ended June 28, 2024.
The effective tax rate for the six-month period ended June 28, 2024 differs from the U.S. federal statutory rate of 21.0% principally due to the impact of the Company’s global operations, research tax credits, foreign-derived intangible income and aggregate net discrete benefits of $45 million related primarily to excess tax benefits from stock-based compensation, release of reserves for uncertain tax positions due to the expiration of statutes of limitation and changes in estimates associated with prior period uncertain tax positions. The aggregate net discrete benefits reduced the effective tax rate by 1.9% for the six-month period ended June 28, 2024.
The effective tax rate for the three-month period ended June 30, 2023 differs from the U.S. federal statutory rate of 21.0% principally due to the impact of its global operations, research tax credits and foreign-derived intangible income, partially offset by net discrete tax charges of $19 million. Net discrete tax charges related primarily to tax costs related to the separation of the Environmental & Applied Solutions business, tax costs related to legal and operational actions taken to realign certain businesses and changes in estimates associated with prior period uncertain tax positions, partially offset by interest on prior year tax refunds. The net discrete charges increased the effective tax rate by 1.7% for the three-month period ended June 30, 2023.
The effective tax rate for the six-month period ended June 30, 2023 differs from the U.S. federal statutory rate of 21.0% principally due to the impact of its global operations, research tax credits and foreign-derived intangible income, partially offset by net discrete tax charges of $19 million. Net discrete tax charges related primarily to tax costs related to the separation of the Environmental & Applied Solutions business, tax costs related to legal and operational actions taken to realign certain businesses and changes in estimates associated with prior period uncertain tax positions, partially offset by excess tax benefits from stock-based compensation and interest on prior year tax refunds. The net discrete charges increased the effective tax rate by 0.7% for the six-month period ended June 30, 2023.
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
The Company and its subsidiaries are routinely examined by various domestic and international taxing authorities. The U.S. Internal Revenue Service (“IRS”) has completed the examinations of substantially all of the Company’s federal income tax returns through 2015 and is currently examining certain of the Company’s federal income tax returns for 2016 through 2022. In addition, the Company has subsidiaries in Canada, China, Denmark, France, Germany, India, Italy, Switzerland, the United Kingdom and various other countries, states and provinces that are currently under audit for years ranging from 2004 through 2023.
In the fourth quarter of 2022, the IRS proposed significant adjustments to the Company’s taxable income for the years 2016 through 2018 with respect to the deferral of tax on certain premium income related to the Company’s self-insurance programs. For income tax purposes, the recognition of premium income has been deferred in accordance with U.S. tax laws related to insurance. The proposed adjustments would have increased the Company’s taxable income over the 2016 through 2018 periods by approximately $2.5 billion. In the first quarter of 2023, the Company settled these proposed adjustments with the IRS, although the audit is still open with respect to other matters for the 2016 through 2018 period. The impact of the settlement with respect to the Company’s self-insurance policies was not material to the Company’s financial statements, including cash flows and the effective tax rate. As the settlement with the IRS was specific to the audit period, the settlement does not preclude the IRS from proposing similar adjustments to the Company’s self-

insurance programs with respect to periods subsequent to 2018. Management believes the positions the Company has taken in its U.S. tax returns are in accordance with the relevant tax laws.
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

COMPREHENSIVE INCOME
Comprehensive income increased $764 million for the three-month period ended June 28, 2024 and decreased $700 million for the six-month period ended June 28, 2024, as compared to the comparable periods of 2023. For the three-month period ended June 28, 2024, the increase in comprehensive income was primarily driven by increased gains from foreign currency translation adjustments, partially offset by lower net earnings. For the six-month period ended June 28, 2024, the decrease in comprehensive income was primarily driven by lower net earnings and increased losses from foreign currency translation adjustments. The Company recorded foreign currency translation gains of $121 million for the three-month period ended June 28, 2024 compared to losses of $704 million for the three-month period ended June 30, 2023. The Company recorded foreign currency translation losses of $827 million and $679 million for the six-month periods ended June 28, 2024 and June 30, 2023, respectively. The foreign currency translation gains in the three-month period ended June 28, 2024 and losses in the six-month period ended June 28, 2024 were primarily driven by the change in the exchange rates between the U.S. dollar and the Swedish krona and the euro. Foreign currency translation adjustments reflect the gain or loss resulting from the impact of the change in currency exchange rates on the Company’s foreign operations as they are translated to the Company’s reporting currency, the U.S. dollar. The Company recorded gains of $30 million and losses of $20 million from cash flow hedge adjustments related to the Company’s cross-currency swap derivative contracts for the three and six-month periods ended June 28, 2024, respectively, as compared to losses of $106 million and $25 million for the comparable periods of 2023.

LIQUIDITY AND CAPITAL RESOURCES
Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company continues to generate substantial cash from operating activities and believes that its operating cash flow, cash on hand and other sources of liquidity will be sufficient to allow it to continue investing in existing businesses (including capital expenditures), consummating strategic acquisitions and investments, paying interest and servicing debt, paying dividends and funding restructuring activities, as well as to repurchase common stock when deemed appropriate and manage its capital structure on a short-term and long-term basis.
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

Overview of Cash Flows and Liquidity
Following is an overview of the Company’s cash flows and liquidity ($ in millions):

	Six-Month Period Ended
	June 28, 2024	June 30, 2023
Total operating cash provided by operating activities from continuing operations	$3,156	$3,452
Total operating cash provided by discontinued operations	—	421
Net cash provided by operating activities	$3,156	$3,873

Cash paid for acquisitions	$(12)	$—
Payments for additions to property, plant and equipment	(578)	(595)
Proceeds from sales of property, plant and equipment	1	2
Payments for purchases of investments	(127)	(144)
Proceeds from sales of investments	9	4
All other investing activities	26	17
Total investing cash used in continuing operations	(681)	(716)
Total investing cash used in discontinued operations	—	(19)
Total cash used in investing activities	$(681)	$(735)

Proceeds from (payments for) the issuance of common stock in connection with stock-based compensation, net	$76	$(4)
Payment of dividends	(377)	(422)
Net proceeds from (repayments of) borrowings (maturities of 90 days or less)	15	(7)
Net repayments of borrowings (maturities longer than 90 days)	(974)	—
Payments for repurchase of common stock	(4,530)	—
All other financing activities	(58)	(37)
Total cash used in financing activities	$(5,848)	$(470)
•Operating cash flows from continuing operations decreased $296 million, or 9%, during the six-month period ended June 28, 2024 as compared to the comparable period of 2023, due to higher cash used in aggregate for accounts receivables, inventories, trade accounts payable and prepaid and accrued expenses, including deferred taxes, in the 2024 period compared to the 2023 period, partially offset by higher net earnings (after excluding charges for depreciation, amortization (including intangible assets and inventory step-up), stock compensation and unrealized investment gains/losses) in the 2024 period compared to the 2023 period.
•Net cash used in investing activities for continuing operations in the 2024 period consisted primarily of cash paid for capital expenditures and investments and decreased year-over-year as a result of lower cash paid for capital expenditures and investments in the 2024 period compared to the 2023 period.
•As of June 28, 2024, the Company held approximately $2.4 billion of cash and cash equivalents.
Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, restructuring activities and productivity improvement initiatives and other items impact reported cash flows.
Operating cash flows from continuing operations were approximately $3.2 billion for the first six months of 2024, a decrease of $296 million, or 9%, as compared to the comparable period of 2023. The year-over-year change in operating cash flows from 2023 to 2024 was primarily attributable to the following factors:
•2024 operating cash flows reflected a decrease of approximately $165 million in net earnings from continuing operations for the first six months of 2024 as compared to the comparable period in 2023.
•Net earnings from continuing operations for the first six months of 2024 also included $198 million higher noncash charges for depreciation, intangible asset amortization, amortization of an acquisition-related inventory step-up and unrealized investment gains/losses as compared to the comparable period of 2023, net of a decrease in stock compensation expense in the 2024 period compared to the 2023 period. Depreciation expense relates to the Company’s manufacturing and operating facilities as well as instrumentation leased to customers under OTL arrangements. Depreciation, amortization and stock compensation are noncash expenses that decrease earnings without a corresponding impact to operating cash flows. Unrealized investment gains/losses impact net earnings without immediately impacting cash flows as the cash flow impact from investments occurs when the invested capital is returned to the Company.
•The aggregate of trade accounts receivable, inventories and trade accounts payable provided $334 million in operating cash flows during the first six months of 2024, compared to $295 million of operating cash flows provided in the comparable period of 2023. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories and trade accounts payable depends upon how effectively the Company manages the cash conversion cycle, which effectively represents the number of days that elapse from the day it pays for the purchase of raw materials and components to the collection of cash from its customers and can be significantly impacted by the timing of collections and payments in a period.
•The aggregate of prepaid expenses and other assets, deferred income taxes and accrued expenses and other liabilities used $607 million of operating cash flows during the first six months of 2024, compared to $239 million of operating cash flows used in the comparable period of 2023. The timing of income tax refunds and payments, the timing of cash payments for customer funding, various employee-related liabilities, realized investment returns, and changes in accrued expenses drove the majority of this change.
Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures, including instruments leased to customers, cash used for investments and cash proceeds from divestitures of businesses or assets.
Net cash used in investing activities from continuing operations decreased $35 million in the six-month period ended June 28, 2024 compared to the comparable period of 2023, primarily as a result of a decrease in cash paid for capital expenditures and cash used for the purchase of investments, partially offset by an increase in cash paid for acquisitions. For a discussion of the Company’s acquisition during the first six months of 2024 refer to Note 2 to the Consolidated Condensed Financial Statements. In addition, during the six-month periods ended June 28, 2024 and June 30, 2023 the Company invested $127 million and $144 million, respectively, in non-marketable equity securities and partnerships.
Though the relative significance of particular categories of capital investment can change from period to period, capital expenditures are typically made for increasing manufacturing capacity, replacing equipment, the manufacture of instruments that are used in OTL arrangements that certain of the Company’s businesses enter into with customers, supporting new product development and improving IT systems. Capital expenditures decreased $17 million on a year-over-year basis for the six-month period ended June 28, 2024 compared to the comparable period in 2023.
Financing Activities and Indebtedness
Cash flows relating to financing activities can consist of cash flows associated with the issuance and repayments of commercial paper, issuance and repayment of long-term debt, borrowings under committed credit facilities, issuance and repurchases of common stock, issuance of preferred stock and payments of cash dividends to shareholders. Financing activities used cash of approximately $5.8 billion during the six-month period ended June 28, 2024 compared to $470 million of cash used in the comparable period of 2023. The year-over-year increase in cash used in financing activities was primarily due to the repurchase of approximately $4.5 billion of the Company’s common stock and higher repayments of borrowings, partially offset by an increase in cash proceeds from the issuance of common stock in connection with stock-based compensation, a decrease in dividends paid primarily due to the conversion of all outstanding shares of the Company’s Mandatory Convertible Preferred Stock (“MCPS”) on April 17, 2023 and an increase in the proceeds received from commercial paper.
For a description of the Company’s outstanding debt as of June 28, 2024 and the Company’s commercial paper programs and credit facility, refer to Note 11 to the accompanying Consolidated Condensed Financial Statements. As of June 28, 2024, the Company was in compliance with all of its respective debt covenants. On April 2, 2024, the Company repaid the €900 million aggregate principal amount of the 2024 Euronotes upon their maturity using cash distributions received from Veralto Corporation (“Veralto”) prior to the completion of the separation of Veralto on September 30, 2023 (“the Separation”).

Stock Repurchase Program
For information regarding the Company’s stock repurchase program and repurchases of common stock, refer to Part II—Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”.

Dividends
Aggregate cash payments for dividends on Company common stock during the six-month period ended June 28, 2024 were $377 million. Dividend payments on the Company’s common stock were consistent with the comparable period of 2023. Aggregate cash payments for dividends on the Company’s MCPS during the six-month period ended June 30, 2023 were $43 million. The decrease in MCPS dividend payments compared to the comparable period of 2023 primarily relates to the conversion of all outstanding shares of MCPS to common shares on April 17, 2023.
In the second quarter of 2024, the Company declared a regular quarterly dividend of $0.27 per share of Company common stock payable on July 26, 2024 to holders of record as of June 28, 2024.

Cash and Cash Requirements
As of June 28, 2024, the Company held approximately $2.4 billion of cash and cash equivalents that were held on deposit with financial institutions or invested in highly liquid investment-grade debt instruments with a maturity of 90 days or less. Of the cash and cash equivalents, $872 million was held within the U.S. and approximately $1.5 billion was held outside of the U.S. The Company will continue to have cash requirements to support general corporate purposes, which may include working capital needs, capital expenditures, acquisitions and investments, paying interest and servicing debt, paying taxes and any related interest or penalties, funding its restructuring activities and pension plans as required, paying dividends to shareholders, repurchasing shares of the Company’s common stock and supporting other business needs.
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
While repatriation of some cash held outside the U.S. may be restricted by local laws, most of the Company’s foreign cash could be repatriated to the U.S. Following enactment of the Tax Cuts and Jobs Act and the associated Transition Tax, in general, repatriation of cash to the U.S. can be completed with no incremental U.S. tax; however, repatriation of cash could subject the Company to non-U.S. taxes on distributions. The cash that the Company’s non-U.S. subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. The income taxes, if any, that would be applicable to the repatriation of such earnings (including basis differences in our foreign subsidiaries) are not readily determinable. As of June 28, 2024, management believes that it has sufficient sources of liquidity to satisfy its cash needs, including its cash needs in the U.S.

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
The following table presents a summary of share repurchases made during the quarter ended June 28, 2024 (all share repurchases were made under the Repurchase Program):

Period	Total Number of Shares Purchased	Average Price Paid Per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 30, 2024 - April 26, 2024	—	$—	—	19,996,094
April 27, 2024 - May 24, 2024	3,163,884	264.77	3,163,884	16,832,210
May 25, 2024- June 28, 2024	14,266,329	258.77	14,266,329	2,565,881
Total	17,430,213	$259.86	17,430,213	2,565,881
(a) Amounts exclude excise taxes and other transaction costs.
There is no expiration date for the Repurchase Program, and the timing and amount of any future shares repurchased under the program will be determined by members of the Company’s management based on its evaluation of market conditions and other factors. Shares repurchased under the program are available for use in connection with Company’s equity compensation plans (or any successor plans) and for other corporate purposes.
Subsequent to the end of the second quarter of 2024, the Company repurchased 1.9 million shares of the remaining shares available for repurchase under the Repurchase Program for $467 million, excluding excise taxes and other transaction costs.
On July 22, 2024, the Company’s Board of Directors approved a new repurchase program (the “New Repurchase Program”) authorizing the repurchase of up to an additional 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions (in addition to the shares remaining available for repurchase under the Repurchase Program). There is no expiration date for either the Repurchase Program or the New Repurchase Program, and the timing and amount of any shares repurchased under either program will be determined by members of the Company’s management based on its evaluation of market conditions and other factors. Either program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plans) and for other corporate purposes.
The Company expects to fund any future stock repurchases using the Company’s available cash balances and/or the proceeds from the issuance of commercial paper.

ITEM 5. OTHER INFORMATION
Director and Officer Trading Arrangements
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

ITEM 6. EXHIBITS
(a)Exhibits:

3.1	Restated Certificate of Incorporation of Danaher Corporation (incorporated by reference from Exhibit 3.1 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2012)

3.2	Amended and Restated By-laws of Danaher Corporation (incorporated by reference from Exhibit 3.1 to Danaher Corporation’s Current Report on Form 8-K filed December 7, 2022)

10.1	Transition Agreement by and between Danaher Corporation and Joakim Weidemanis, dated as of June 16, 2024 (incorporated by reference from Exhibit 10.1 on Form 8-K filed June 20,2024)

22.1	Subsidiary guarantors and issuers of guaranteed securities and affiliates whose securities collateralize securities of the Registrant

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DANAHER CORPORATION

Date:	July 22, 2024	By:	/s/ Matthew R. McGrew
Matthew R. McGrew
Executive Vice President and Chief Financial Officer

Date:	July 22, 2024	By:	/s/ Christopher M. Bouda
Christopher M. Bouda
Vice President and Chief Accounting Officer