Form 10-Q
period 2024-09-27
DANAHER CORP /DE/
filed 2024-10-22
CIK 313616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The number of shares of common stock outstanding at October 17, 2024 was 722,275,141.

DANAHER CORPORATION
INDEX
FORM 10-Q

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ in millions, except per share amount)
(unaudited)

	September 27, 2024	December 31, 2023
ASSETS
Current assets:
Cash and equivalents	$2,627	$5,864
Trade accounts receivable, less allowance for doubtful accounts of $135 and $120, respectively	3,507	3,922
Inventories:
Finished goods	1,353	1,282
Work in process	498	459
Raw materials	827	853
Total inventories	2,678	2,594
Prepaid expenses and other current assets	1,248	1,557
Total current assets	10,060	13,937
Property, plant and equipment, net of accumulated depreciation of $4,202 and $3,826, respectively	4,843	4,553
Other long-term assets	3,685	3,644
Goodwill	42,173	41,608
Other intangible assets, net	19,854	20,746
Total assets	$80,615	$84,488
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$1,200	$1,695
Trade accounts payable	1,596	1,766
Accrued expenses and other liabilities	4,543	4,813
Total current liabilities	7,339	8,274
Other long-term liabilities	5,647	6,017
Long-term debt	16,324	16,707
Stockholders’ equity:
Common stock - $0.01 par value, 2.0 billion shares authorized; 883.9 million issued and 722.2 million outstanding as of September 27, 2024; 880.5 million issued and 739.2 million outstanding as of December 31, 2023	9	9
Additional paid-in capital	9,304	14,151
Retained earnings	43,296	41,074
Accumulated other comprehensive income (loss)	(1,310)	(1,748)
Total Danaher stockholders’ equity	51,299	53,486
Noncontrolling interests	6	4
Total stockholders’ equity	51,305	53,490
Total liabilities and stockholders’ equity	$80,615	$84,488
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three-Month Period Ended		Nine-Month Period Ended
	September 27, 2024	September 29, 2023	September 27, 2024		September 29, 2023
Sales	$5,798	$5,624	$17,337		$17,485
Cost of sales	(2,397)	(2,349)	(7,021)		(7,230)
Gross profit	3,401	3,275	10,316		10,255
Operating costs:
Selling, general and administrative expenses	(2,060)	(1,728)	(5,736)		(5,294)
Research and development expenses	(383)	(362)	(1,142)		(1,096)
Operating profit	958	1,185	3,438		3,865
Nonoperating income (expense):
Other income (expense), net	102	(47)	7		(38)
Interest expense	(87)	(70)	(217)		(201)
Interest income	4	79	103		186
Earnings before income taxes	977	1,147	3,331		3,812
Income taxes	(159)	(207)	(518)		(712)
Net earnings from continuing operations	818	940	2,813		3,100
Earnings from discontinued operations, net of income taxes	—	189	—		585
Net earnings	818	1,129	2,813		3,685
Mandatory convertible preferred stock dividends	—	—	—		(21)
Net earnings attributable to common stockholders	$818	$1,129	$2,813		$3,664
Net earnings per common share from continuing operations:
Basic	$1.13	$1.27	$3.83		$4.19
Diluted	$1.12	$1.26	$3.80	(a)	$4.15
Net earnings per common share from discontinued operations:
Basic	$—	$0.26	$—		$0.80
Diluted	$—	$0.25	$—		$0.79	(a)
Net earnings per common share:
Basic	$1.13	$1.53	$3.83		$4.98	(a)(b)
Diluted	$1.12	$1.51	$3.80	(a)	$4.94
Average common stock and common equivalent shares outstanding:
Basic	723.0	739.4	733.8		735.4
Diluted	729.4	745.9	740.1		742.1
(a) Net earnings per common share amounts for the relevant three-month periods do not add to the nine-month period amount due to rounding.
(b) Net earnings per common share amounts do not add due to rounding.
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three-Month Period Ended		Nine-Month Period Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Net earnings	$818	$1,129	$2,813	$3,685
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	1,216	(303)	389	(982)
Pension and postretirement plan benefit adjustments	2	1	6	1
Cash flow hedge adjustments	63	(81)	43	(106)
Total other comprehensive income (loss), net of income taxes	1,281	(383)	438	(1,087)
Comprehensive income	$2,099	$746	$3,251	$2,598
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ in millions)
(unaudited)

	Three-Month Period Ended		Nine-Month Period Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Preferred stock:
Balance, beginning of period	$—	$—	$—	$1,668
Conversion of Mandatory Convertible Preferred Stock to common stock	—	—	—	(1,668)
Balance, end of period	$—	$—	$—	$—
Common stock:
Balance, beginning and end of period	$9	$9	$9	$9
Additional paid-in capital:
Balance, beginning of period	$9,806	$13,939	$14,151	$12,072
Common stock-based award	144	146	372	345
Repurchase of common stock, including excise taxes	(646)	—	(5,222)	—
Common stock issued in connection with Mandatory Convertible Preferred Stock conversions	—	—	—	1,668
Acquisition of controlling interests	—	—	3	—
Balance, end of period	$9,304	$14,085	$9,304	$14,085
Retained earnings:
Balance, beginning of period	$42,673	$41,344	$41,074	$39,205
Net earnings	818	1,129	2,813	3,685
Common stock dividends declared	(195)	(201)	(591)	(597)
Mandatory Convertible Preferred Stock dividends declared	—	—	—	(21)
Balance, end of period	$43,296	$42,272	$43,296	$42,272
Accumulated other comprehensive income (loss):
Balance, beginning of period	$(2,591)	$(3,576)	$(1,748)	$(2,872)
Other comprehensive income (loss)	1,281	(383)	438	(1,087)
Balance, end of period	$(1,310)	$(3,959)	$(1,310)	$(3,959)
Noncontrolling interests:
Balance, beginning of period	$5	$8	$4	$8
Change in noncontrolling interests	1	—	2	—
Balance, end of period	$6	$8	$6	$8
Total stockholders’ equity, end of period	$51,305	$52,415	$51,305	$52,415
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Nine-Month Period Ended
	September 27, 2024	September 29, 2023
Cash flows from operating activities:
Net earnings	$2,813	$3,685
Less: earnings from discontinued operations, net of income taxes	—	(585)
Net earnings from continuing operations	2,813	3,100
Noncash items:
Depreciation	534	497
Amortization of intangible assets	1,223	1,111
Amortization of acquisition-related inventory fair value step-up	25	—
Stock-based compensation expense	231	245
Investment (gains) losses	(7)	43
Impairment charges	222	42
Change in trade accounts receivable, net	482	711
Change in inventories	(117)	(53)
Change in trade accounts payable	(186)	(314)
Change in prepaid expenses and other assets	299	332
Change in accrued expenses and other liabilities	(850)	(815)
Total operating cash provided by continuing operations	4,669	4,899
Total operating cash provided by discontinued operations	—	646
Net cash provided by operating activities	4,669	5,545
Cash flows from investing activities:
Cash paid for acquisitions	(525)	—
Payments for additions to property, plant and equipment	(876)	(949)
Proceeds from sales of property, plant and equipment	12	6
Payments for purchases of investments	(188)	(152)
Proceeds from sales of investments	251	33
All other investing activities	39	31
Total investing cash used in continuing operations	(1,287)	(1,031)
Total investing cash used in discontinued operations	—	(33)
Total cash used in investing activities	(1,287)	(1,064)
Cash flows from financing activities:
Proceeds from the issuance of common stock in connection with stock-based compensation, net	143	51
Payment of dividends	(573)	(621)
Net borrowings (maturities longer than 90 days)	—	2,605
Net proceeds from (repayments of) borrowings (maturities of 90 days or less)	1	(9)
Net repayments of borrowings (maturities longer than 90 days)	(974)	—
Payments for repurchase of common stock	(5,170)	—
All other financing activities	(120)	(53)
Total cash (used in) provided by financing activities	(6,693)	1,973
Effect of exchange rate changes on cash and equivalents	74	(172)
Net change in cash and equivalents	(3,237)	6,282
Beginning balance of cash and equivalents	5,864	5,995
Ending balance of cash and equivalents	$2,627	$12,277
Supplemental disclosures:
Cash interest payments	$280	$289
Cash income tax payments	933	1,170
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
In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 27, 2024 and December 31, 2023, its results of operations for the three and nine-month periods ended September 27, 2024 and September 29, 2023 and its cash flows for each of the nine-month periods then ended.
There have been no changes to the Company’s significant accounting policies described in the Company’s 2023 Annual Report that have a material impact on the Company’s Consolidated Condensed Financial Statements and the related Notes. Reclassifications of certain prior year amounts have been made to conform to the current year presentation.
Accounting Standards Recently Adopted—In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures. The ASU requires additional disclosures about reportable segments’ significant expenses on an interim and annual basis. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and it will first apply to the Company’s annual disclosures for the year ending December 31, 2024.
Accounting Standards Not Yet Adopted—In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. The ASU expands disclosures in the income tax rate reconciliations table and cash taxes paid and is effective for annual periods beginning after December 15, 2024. This accounting standard will increase the tax disclosures in the Company’s annual reporting but will have no impact on reported income tax expense or related tax assets or liabilities.
Prepaid Expenses and Other Current Assets—Prepaid expenses and other current assets primarily result from advance payments to vendors for goods and services which are capitalized until the related goods are received or services are performed and advance payments to tax authorities. The Company’s prepaid expenses and other current assets balances as of September 27, 2024 and December 31, 2023 are primarily comprised of prepaid expenses of $591 million and $771 million, respectively, and taxes receivable for income and other taxes of $590 million and $715 million, respectively.
Operating Leases—As of September 27, 2024 and December 31, 2023, operating lease right-of-use assets where the Company was the lessee were approximately $1.2 billion and $1.1 billion, respectively, and are included within other long-term assets in the accompanying Consolidated Condensed Balance Sheets.  The associated operating lease liabilities were approximately $1.3 billion and $1.1 billion as of September 27, 2024 and December 31, 2023, respectively, and are included in accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets.
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
During the nine-month period ended September 27, 2024, the Company acquired two businesses for total consideration of $525 million in cash, net of cash acquired. The businesses acquired complement existing units of the Company’s Life Sciences segment. The Company is continuing to evaluate certain pre-acquisition contingencies associated with the 2023 acquisition of Abcam plc (“Abcam”) and its 2024 acquisitions and is also in the process of obtaining valuations of certain acquisition-related assets and liabilities in connection with these acquisitions. The Company will make any appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.
The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the nine-month period ended September 27, 2024 ($ in millions):

Trade accounts receivable	$40
Inventories	1
Property, plant and equipment	2
Goodwill	280
Other intangible assets, primarily technology and customer relationships	411
Deferred tax liabilities	(64)
Other assets and liabilities, net	5
Net assets acquired	675
Less: noncash consideration	(150)
Net cash consideration	$525
The noncash consideration of $150 million reflects the Company’s equity-method investment in one of the acquired businesses. As a result of the acquisition, the Company realized a gain on the step-up of the equity-method investment of $24 million. This realized gain is recorded in Other income in the three and nine-month periods ended September 27, 2024.

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

	Three-Month Period Ended		Nine-Month Period Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Sales	$5,798	$5,770	$17,376	$17,913
Net earnings from continuing operations	818	896	2,837	2,883
Diluted net earnings per common share from continuing operations(a)	1.12	1.20	3.83	3.86
(a) Diluted net earnings per common share from continuing operations for the nine-month period ended September 29, 2023 is calculated by deducting the Mandatory Convertible Preferred Stock (“MCPS”) dividends from net earnings from continuing operations for the anti-dilutive MCPS shares (refer to Note 4 for additional information).
The nine-month period ended September 27, 2024 unaudited pro forma net earnings from continuing operations set forth above were adjusted to exclude the pretax impact of a $25 million nonrecurring acquisition date fair value adjustment to inventory related to the acquisition of Abcam. The nine-month period ended September 29, 2023 unaudited pro forma net earnings from continuing operations were adjusted to include the pretax impact of $92 million of nonrecurring acquisition date fair value adjustments to inventory and the settlement of pre-acquisition share-based payment awards related to the acquisition of Abcam, reflecting these fourth quarter of 2023 and first quarter of 2024 charges as if the acquisition had occurred as of January 1, 2023.

NOTE 3. DISCONTINUED OPERATIONS
On September 30, 2023, the Company completed the separation (the “Separation”) of Veralto Corporation (“Veralto”). For additional details on the Separation, reference is made to the financial statements as of and for the year ended December 31, 2023 and Note 3 thereto included in the Company’s 2023 Annual Report. The accounting requirements for reporting the Separation of Veralto as a discontinued operation were met when the Separation was completed. Accordingly, the accompanying Consolidated Condensed Financial Statements for all periods presented reflect this business as a discontinued operation.
In connection with the Separation, Danaher and Veralto entered into various agreements to effect the Separation and provide a framework for their relationship after the Separation, including a separation and distribution agreement, transition services agreement, an employee matters agreement, a tax matters agreement, an intellectual property matters agreement and a Danaher Business System license agreement. These agreements provide for the allocation between Danaher and Veralto of assets, employees, liabilities and obligations (including investments, property, employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after Veralto’s separation from Danaher and govern certain relationships between Danaher and Veralto after the Separation.
The key components of income from discontinued operations for the three and nine-month periods ended September 29, 2023 were as follows ($ in millions):

	Three-Month Period Ended	Nine-Month Period Ended
Sales	$1,249	$3,712
Cost of sales	(524)	(1,556)
Selling, general and administrative expenses	(417)	(1,192)
Research and development expenses	(55)	(168)
Other income (expense)	—	(14)
Interest expense	(3)	(7)
Income from discontinued operations before income taxes	250	775
Income tax expense	(61)	(190)
Earnings from discontinued operations, net of income taxes	$189	$585

NOTE 4. NET EARNINGS PER COMMON SHARE
Basic net earnings per common share from continuing operations (“EPS”) is calculated by taking net earnings from continuing operations less the MCPS dividends divided by the weighted average number of common shares outstanding for the applicable period. Diluted net EPS from continuing operations is computed by taking net earnings from continuing operations less the MCPS dividends divided by the weighted average number of common shares outstanding increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased with the proceeds from the issuance of the potentially dilutive shares. For the three-month periods ended September 27, 2024 and September 29, 2023, approximately 305 thousand and 2.5 million options, respectively, and for the nine-month periods ended September 27, 2024 and September 29, 2023, approximately 1.2 million and 3.2 million options, respectively, to purchase shares were excluded from the diluted EPS calculation, as the impact of their inclusion would have been anti-dilutive. Basic and diluted EPS are computed independently for each quarter and year-to-date period, and each period involves the use of different weighted-average share count figures. As a result, and after factoring the effect of rounding to the nearest cent per share, the sum of prior quarterly EPS figures may not equal year-to-date EPS.
The impact of the MCPS Series B calculated under the if-converted method was anti-dilutive for the nine-month period ended September 29, 2023, and as such 3.4 million weighted average shares underlying the MCPS Series B were excluded from the calculation of diluted EPS and the related MCPS dividends of $21 million were included in the calculation of net earnings for diluted EPS. As of April 17, 2023, all outstanding shares of the MCPS converted into 8.6 million shares of the Company’s common stock.
Information related to the calculation of net earnings per common share from continuing operations is summarized as follows ($ and shares in millions, except per share amounts):

	Three-Month Period Ended		Nine-Month Period Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Numerator:
Net earnings from continuing operations	$818	$940	$2,813	$3,100
MCPS dividends	—	—	—	(21)
Net earnings from continuing operations attributable to common stockholders for Basic and Diluted EPS	$818	$940	$2,813	$3,079

Denominator:
Weighted average common shares outstanding used in Basic EPS	723.0	739.4	733.8	735.4
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive restricted stock units (“RSUs”) and performance stock units (“PSUs”)	6.4	6.5	6.3	6.7
Weighted average common shares outstanding used in Diluted EPS	729.4	745.9	740.1	742.1

Basic EPS from continuing operations	$1.13	$1.27	$3.83	$4.19
Diluted EPS from continuing operations	$1.12	$1.26	$3.80	$4.15

NOTE 5. REVENUE
The following tables present the Company’s revenues disaggregated by geographical region and revenue type for the three and nine-month periods ended September 27, 2024 and September 29, 2023 ($ in millions). Sales taxes and other usage-based taxes collected from customers are excluded from revenue.

	Biotechnology	Life Sciences	Diagnostics	Total
For the Three-Month Period Ended September 27, 2024:
Geographical region:
North America(a)	$503	$796	$1,157	$2,456
Western Europe	587	365	368	1,320
Other developed markets(b)	78	120	101	299
High-growth markets(c)	485	501	737	1,723
Total	$1,653	$1,782	$2,363	$5,798

Revenue type:
Recurring	$1,422	$1,228	$2,127	$4,777
Nonrecurring	231	554	236	1,021
Total	$1,653	$1,782	$2,363	$5,798

For the Three-Month Period Ended September 29, 2023:
Geographical region:
North America(a)	$593	$728	$1,054	$2,375
Western Europe	508	356	334	1,198
Other developed markets(b)	78	117	105	300
High-growth markets(c)	485	505	761	1,751
Total	$1,664	$1,706	$2,254	$5,624

Revenue type:
Recurring	$1,390	$1,062	$1,986	$4,438
Nonrecurring	274	644	268	1,186
Total	$1,664	$1,706	$2,254	$5,624

	Biotechnology	Life Sciences	Diagnostics	Total
For the Nine-Month Period Ended September 27, 2024:
Geographical region:
North America(a)	$1,624	$2,362	$3,536	$7,522
Western Europe	1,700	1,111	1,154	3,965
Other developed markets(b)	238	361	295	894
High-growth markets(c)	1,328	1,463	2,165	4,956
Total	$4,890	$5,297	$7,150	$17,337

Revenue type:
Recurring	$4,209	$3,628	$6,424	$14,261
Nonrecurring	681	1,669	726	3,076
Total	$4,890	$5,297	$7,150	$17,337

For the Nine-Month Period Ended September 29, 2023:
Geographical region:
North America(a)	$1,822	$2,193	$3,160	$7,175
Western Europe	1,839	1,095	1,119	4,053
Other developed markets(b)	229	369	322	920
High-growth markets(c)	1,523	1,554	2,260	5,337
Total	$5,413	$5,211	$6,861	$17,485

Revenue type:
Recurring	$4,435	$3,205	$6,056	$13,696
Nonrecurring	978	2,006	805	3,789
Total	$5,413	$5,211	$6,861	$17,485
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
The Company’s products and services primarily consist of life sciences research, biopharmaceutical drug production and medical diagnostic products and services. The Company sells equipment to customers as well as consumables, software and services, some of which customers purchase on a recurring basis. Consumables sold for use with the equipment sold by the Company are typically critical to the use of the equipment and are typically used on a one-time or limited basis, requiring frequent replacement in the customer’s operating cycle. Examples of these consumables include reagents used in diagnostic tests, chromatography resins used for research and bioprocessing and filters used in filtration, separation and purification processes. Additionally, some of the Company’s consumables are used on a standalone basis, such as custom nucleic acids, genomics solutions, antibodies and immunoassays. The Company separates its goods and services between those typically sold to a customer on a recurring basis and those typically sold to a customer on a nonrecurring basis. Recurring revenue includes revenue from consumables (both used with Company equipment and used on a standalone basis), services and operating-type leases (“OTLs”). Nonrecurring revenue includes sales of equipment and sales-type leases (“STLs”). OTLs and STLs are included in the above revenue amounts. For the three-month periods ended September 27, 2024 and September 29, 2023, lease revenue was $93 million and $101 million, respectively. For the nine-month periods ended September 27, 2024 and September 29, 2023, lease revenue was $287 million and $300 million, respectively.
Remaining performance obligations related to Topic 606, Revenue from Contracts with Customers, represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period. As of September 27, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $4.4 billion. The Company expects to recognize revenue on approximately 49% of the remaining performance obligations over the next 12 months, 26% over the subsequent 12 months, and the remainder recognized thereafter.
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
The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities that are classified as either current or long-term in the Consolidated Condensed Balance Sheets based on the timing of when the Company expects to recognize revenue. As of September 27, 2024 and December 31, 2023, contract liabilities were approximately $1.6 billion and $1.7 billion, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets. The decrease in the contract liability balance during the nine-month period ended September 27, 2024 was primarily a result of amounts recognized as revenue, partially offset by cash payments received in advance of satisfying performance obligations. Revenue recognized during the nine-month periods ended September 27, 2024 and September 29, 2023 that was included in the contract liability balance on December 31, 2023 and December 31, 2022, respectively, was approximately $1.1 billion in both periods.

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
Segment results are shown below ($ in millions):

	Three-Month Period Ended		Nine-Month Period Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Sales:
Biotechnology	$1,653	$1,664	$4,890	$5,413
Life Sciences	1,782	1,706	5,297	5,211
Diagnostics	2,363	2,254	7,150	6,861
Total	$5,798	$5,624	$17,337	$17,485

Operating profit:
Biotechnology	$390	$417	$1,177	$1,493
Life Sciences	35	313	503	974
Diagnostics	615	539	2,001	1,640
Other	(82)	(84)	(243)	(242)
Total	$958	$1,185	$3,438	$3,865

NOTE 7. INCOME TAXES
The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended		Nine-Month Period Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Effective tax rate	16.3%	18.0%	15.6%	18.7%
The Company operates globally, including in certain jurisdictions with lower tax rates than the United States (“U.S.”) federal statutory rate. Therefore, the impact of operating in such jurisdictions contributes to a lower effective tax rate compared to the U.S. federal statutory tax rate. For each period presented, the effective tax rate differs from the U.S. federal statutory rate of 21.0% principally due to the impact of the Company’s global operations, research tax credits, foreign-derived intangible income and aggregate net discrete benefits or charges.

For the three-month period ended September 27, 2024, the effective tax rate included the tax effect from an intangible asset impairment in a jurisdiction with a higher statutory tax rate than the Company’s effective tax rate, which reduced the effective tax rate by 1.4%. There was no net discrete tax benefit in the three-month period, as excess tax benefits from stock-based compensation were offset by other discrete tax charges.
For the three-month period ended September 29, 2023, net discrete tax charges of $5 million, which increased the effective tax rate by 0.4%, related primarily to tax costs related to the separation of the Environmental & Applied Solutions business and changes in estimates associated with prior period uncertain tax positions, partially offset by excess tax benefits from stock-based compensation.
For the nine-month period ended September 27, 2024, aggregate net discrete tax benefits of $45 million, which reduced the effective tax rate by 1.4%, related primarily to excess tax benefits from stock-based compensation, release of reserves for uncertain tax positions due to the expiration of statutes of limitation and changes in estimates associated with prior period uncertain tax positions. The effective tax rate for this period also included the tax effect from the intangible asset impairment referenced above, which reduced the effective tax rate by 0.5%.
For the nine-month period ended September 29, 2023, net discrete tax charges of $24 million, which increased the effective tax rate by 0.6%, related primarily to tax costs related to the separation of the Environmental & Applied Solutions business, tax costs related to legal and operational actions taken to realign certain businesses and changes in estimates associated with prior period uncertain tax positions, partially offset by excess tax benefits from stock-based compensation and interest on prior year tax refunds.
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

NOTE 8. OTHER INCOME (EXPENSE), NET
The following sets forth the components of the Company’s other income (expense), net ($ in millions):

	Three-Month Period Ended		Nine-Month Period Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Other components of net periodic benefit costs	$(1)	$1	$—	$5
Investment gains (losses):
Realized investment gains (losses)	198	120	159	120
Unrealized investment gains (losses)	(95)	(168)	(152)	(163)
Total investment gains (losses)	103	(48)	7	(43)
Total other income (expense), net	$102	$(47)	$7	$(38)
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

Investment Gains (Losses)
For investments in equity securities without readily available fair values, the Company has elected the measurement alternative to record these investments at cost and to adjust for impairments and observable price changes with a same or similar security from the same issuer within net earnings (the “Fair Value Alternative”). Additionally, the Company is a limited partner in partnerships that invest primarily in early-stage companies. While the partnerships record these investments at fair value, the Company’s investments in the partnerships are accounted for under the equity method of accounting. The investment gains (losses) include realized and unrealized gains and losses related to changes in the fair value of the Company’s investments in equity securities and the Company’s equity in earnings of the partnerships that reflect the changes in fair value of the investments of the partnerships, and related management fees and operating expenses. In the third quarter of 2024, the Company sold a portion of its shares of an equity method investment and recorded a realized investment gain of $180 million ($135 million after-tax) for the three and nine-month periods ended September 27, 2024.

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS
The following is a rollforward of the Company’s goodwill ($ in millions):

Balance, December 31, 2023	$41,608
Attributable to 2024 acquisitions	280
Adjustments due to finalization of purchase price allocations	(25)
Foreign currency translation and other	310
Balance, September 27, 2024	$42,173
The carrying value of goodwill by segment is summarized as follows ($ in millions):

	September 27, 2024	December 31, 2023
Biotechnology	$22,533	$22,477
Life Sciences	12,708	12,221
Diagnostics	6,932	6,910
Total	$42,173	$41,608
The Company reviews identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.
During the third quarter of 2024, the Company concluded that it had an impairment indicator for an indefinite-lived trade name within the genomics consumable business included in the Life Sciences segment. This determination was primarily the result of softness in the genomics market, including but not limited to the discontinuation of drug development programs announced in the third quarter and weaker demand at some of the business’s larger customers as well as reduced demand due to the reprioritization of drug development programs at other customers. The Company engaged a third-party valuation specialist to assist in the valuation of the trade name using a relief from royalty method of valuation. The significant assumptions in the relief from royalty method include, but were not limited to, revenue growth rates (including perpetual growth rates), royalty rates and discount rates. The Company recorded a non-cash impairment charge of $222 million pretax ($169 million after-tax) related to the indefinite-lived trade name for the three and nine-months ended September 27, 2024, which is included in selling, general and administrative expenses in the Consolidated Condensed Statements of Earnings. After recognition of the impairment, the net book value of the trade name was $508 million as of September 27, 2024, and the Company continues to monitor for any changes to the business performance or key assumptions. In connection with the trade name impairment, the Company also tested the related asset group and the related reporting unit goodwill for impairment as of September 27, 2024, and in both cases the Company identified no impairment.
The Company has not identified any other “triggering” events which indicate an impairment of goodwill in 2024.
Additionally, the Company identified impairment triggers in the second quarter of 2023 which resulted in impairment charges of certain long-lived assets, including technology and other assets. In the nine-month period ended September 29, 2023, the Company recorded impairment charges of $28 million related to these long-lived assets and $14 million related to a facility, which total $42 million pretax ($32 million after-tax).

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
A summary of financial assets that are measured at fair value on a recurring basis were as follows ($ in millions):

	Balance		Quoted Prices in Active Market (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	September 27, 2024	December 31, 2023	September 27, 2024	December 31, 2023	September 27, 2024	December 31, 2023	September 27, 2024	December 31, 2023
Assets:
Available-for-sale debt securities	$—	$5	$—	$—	$—	$5	$—	$—
Investment in equity securities	221	234	7	16	—	—	—	—
Cross-currency swap derivative contracts	302	291	—	—	302	291	—	—
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
The Company’s investments in equity securities consist of investments in publicly traded equity securities and investments in non-marketable equity securities. The publicly traded securities are classified as Level 1 in the fair value hierarchy as they are measured based on quotes in active markets. For the non-marketable equity securities, the Company estimates the fair value of the investments using the Fair Value Alternative. The Company’s investments in these equity securities are not classified in the fair value hierarchy due to the use of these measurement methods. Additionally, the Company is a limited partner in partnerships that invest primarily in early-stage companies. While the partnerships record these investments at fair value, the Company’s investments in the partnerships are accounted for under the equity method of accounting and are not subject to fair value measurement disclosures noted above. As of both September 27, 2024 and December 31, 2023, the Company’s equity method investments included investments in partnerships with a carrying value of approximately $1.4 billion. Refer to Note 8 for additional information on gains and losses on the Company’s investments including investments in the partnerships.
The cross-currency swap derivative contracts are classified as Level 2 in the fair value hierarchy as they are measured using the income approach with the relevant interest rates and current currency exchange rates and forward curves as inputs. Refer to Note 12 for additional information.
Fair Value of Other Financial Instruments
The carrying amounts and fair values of the Company’s other financial instruments were as follows ($ in millions):

	September 27, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt obligations:
Notes payable and current portion of long-term debt	$1,200	$1,194	$1,695	$1,672
Long-term debt	16,324	14,172	16,707	14,415

As of September 27, 2024 and December 31, 2023, short and long-term borrowings were categorized as Level 1. The fair value of long-term borrowings was based on quoted market prices. The difference between the fair value and the carrying amounts of long-term borrowings is attributable to changes in market interest rates and/or the Company’s credit ratings subsequent to the incurrence of the borrowing. The fair values of borrowings with original maturities of one year or less, as well as cash and cash equivalents, trade accounts receivable, net and trade accounts payable generally approximate their carrying amounts due to the short-term maturities of these instruments.

NOTE 11. FINANCING
As of September 27, 2024, the Company was in compliance with all of its debt covenants. The components of the Company’s debt were as follows ($ in millions):

	Outstanding Amount
Description and Aggregate Principal Amount	September 27, 2024	December 31, 2023
Euro-denominated commercial paper (€930 million and €929 million, respectively)(e)	$1,038	$1,026
1.7% senior unsecured notes due 3/30/2024 (€900 million) (the “2024 Euronotes”)(f)	—	993
2.2% senior unsecured notes due 11/15/2024 ($700 million) (the “2024 Biopharma Notes”)(b)	700	699
3.35% senior unsecured notes due 9/15/2025 ($500 million) (the “2025 U.S. Notes”)(f)	500	499
0.2% senior unsecured notes due 3/18/2026 (€1.3 billion) (the “2026 Biopharma Euronotes”)(b)	1,393	1,376
2.1% senior unsecured notes due 9/30/2026 (€800 million) (the “2026 Euronotes”)(f)	892	881
0.3% senior unsecured notes due 5/11/2027 (¥30.8 billion) (the “2027 Yen Notes”)(d)	216	218
1.2% senior unsecured notes due 6/30/2027 (€600 million) (the “2027 Euronotes”)(a)	668	660
0.45% senior unsecured notes due 3/18/2028 (€1.3 billion) (the “2028 Biopharma Euronotes”)(b)	1,390	1,374
1.125% senior unsecured bonds due 12/08/2028 (CHF 210 million) (the “2028 CHF Bonds”)(c)	252	252
2.6% senior unsecured notes due 11/15/2029 ($800 million) (the “2029 Biopharma Notes”)(b)	797	797
2.5% senior unsecured notes due 3/30/2030 (€800 million) (the “2030 Euronotes”)(f)	893	883
0.75% senior unsecured notes due 9/18/2031 (€1.8 billion) (the “2031 Biopharma Euronotes”)(b)	1,945	1,923
0.65% senior unsecured notes due 5/11/2032 (¥53.2 billion) (the “2032 Yen Notes”)(d)	373	376
1.35% senior unsecured notes due 9/18/2039 (€1.3 billion) (the “2039 Biopharma Euronotes”)(b)	1,382	1,365
3.25% senior unsecured notes due 11/15/2039 ($900 million) (the “2039 Biopharma Notes”)(b)	891	891
4.375% senior unsecured notes due 9/15/2045 ($500 million) (the “2045 U.S. Notes”)(f)	499	499
1.8% senior unsecured notes due 9/18/2049 (€750 million) (the “2049 Biopharma Euronotes”)(b)	829	819
3.4% senior unsecured notes due 11/15/2049 ($900 million) (the “2049 Biopharma Notes”)(b)	890	890
2.6% senior unsecured notes due 10/01/2050 ($1.0 billion) (the “2050 U.S. Notes”)(f)	982	981
2.8% senior unsecured notes due 12/10/2051 ($1.0 billion) (the “2051 U.S. Notes”)(f)	985	984
Other	9	16
Total debt	17,524	18,402
Less: currently payable	(1,200)	(1,695)
Long-term debt	$16,324	$16,707
(a) Issued by DH Europe Finance S.A. (“Danaher International”).
(b) Issued by DH Europe Finance II S.a.r.l. (“Danaher International II”).
(c) Issued by DH Switzerland Finance S.A. (“Danaher Switzerland”).
(d) Issued by DH Japan Finance S.A. (“Danaher Japan”).
(e) Issued by Danaher Corporation or Danaher International II.
(f) Issued by Danaher Corporation.
Debt discounts, premiums and debt issuance costs totaled $99 million and $107 million as of September 27, 2024 and December 31, 2023, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of debt table above. For additional details regarding the Company’s debt financing, refer to Note 14 of the Company’s financial statements as of and for the year ended December 31, 2023 included in the Company’s 2023 Annual Report.

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
As of September 27, 2024, borrowings outstanding under the Company’s euro-denominated commercial paper program had a weighted average annual interest rate of 3.7% and a weighted average remaining maturity of approximately 44 days. There were no borrowings outstanding under the U.S. dollar-denominated commercial paper program as of September 27, 2024.
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
The Company has also issued foreign currency denominated long-term debt as partial hedges of its net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the euro, Japanese yen and Swiss franc. These debt issuances are designated and qualify as nonderivative hedging instruments. Accordingly, the foreign currency translation of these debt instruments is recorded in accumulated OCI, offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated OCI. These instruments mature on dates ranging from September 2026 to May 2032.
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

The following table summarizes the notional values as of September 27, 2024 and September 29, 2023 and pretax impact of changes in the fair values of instruments designated as net investment hedges and cash flow hedges in accumulated OCI for the three and nine-month periods ended September 27, 2024 and September 29, 2023 ($ in millions):

	Original Notional Amount	Notional Amount Outstanding	Gain (Loss) Recognized in OCI	Amounts Reclassified from OCI
For the Three-Month Period Ended September 27, 2024:
Net investment hedges:
Cross-currency contracts	$3,875	$3,000	$(97)	$—
Foreign currency denominated debt	3,294	3,294	(185)	—
Cash flow hedges:
Cross-currency contracts	4,000	3,300	(77)	140
Interest rate swaps	1,600	—	—	—
Total	$12,769	$9,594	$(359)	$140

For the Three-Month Period Ended September 29, 2023:
Net investment hedges:
Cross-currency contracts	$3,875	$3,000	$28	$—
Foreign currency denominated debt	6,179	6,179	181	—
Cash flow hedges:
Cross-currency contracts	4,000	3,300	22	(102)
Interest rate swaps	1,600	—	—	—
Total	$15,654	$12,479	$231	$(102)

For the Nine-Month Period Ended September 27, 2024:
Net investment hedges:
Cross-currency contracts	$3,875	$3,000	$10	$—
Foreign currency denominated debt	3,294	3,294	(3)	—
Cash flow hedges:
Cross-currency contracts	4,000	3,300	1	41
Interest rate swaps	1,600	—	—	2
Total	$12,769	$9,594	$8	$43

For the Nine-Month Period Ended September 29, 2023:
Net investment hedges:
Cross-currency contracts	$3,875	$3,000	$(38)	$—
Foreign currency denominated debt	6,179	6,179	130	—
Cash flow hedges:
Cross-currency contracts	4,000	3,300	(68)	(39)
Interest rate swaps	1,600	—	—	2
Total	$15,654	$12,479	$24	$(37)
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
The Company did not reclassify any other deferred gains or losses related to net investment hedges or cash flow hedges from accumulated OCI to earnings during the three and nine-month periods ended September 27, 2024 and September 29, 2023. In addition, the Company did not have any ineffectiveness related to net investment hedges or cash flow hedges during the three and nine-month periods ended September 27, 2024 and September 29, 2023. Should any ineffectiveness arise, any ineffective portions of the hedges would be reclassified from accumulated OCI into earnings during the period of change. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in all other investing activities in the accompanying Consolidated Condensed Statements of Cash Flows. The cash inflows and outflows associated with the Company’s derivative contracts designated as cash flow hedges are classified in cash flows from operating activities in the accompanying Consolidated Condensed Statements of Cash Flows.
The Company’s derivative instruments, as well as its nonderivative debt instruments designated and qualifying as net investment hedges, were classified in the Company’s Consolidated Condensed Balance Sheets as follows ($ in millions):

	September 27, 2024	December 31, 2023
Derivative assets:
Other long-term assets	$302	$291

Nonderivative hedging instruments:
Notes payable and current portion of long-term debt	—	993
Long-term debt	3,294	3,270
Amounts related to the Company’s derivatives expected to be reclassified from accumulated OCI to net earnings during the next 12 months, if interest rates and foreign exchange rates remain unchanged, were not significant.

NOTE 13. STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION
Stockholders’ Equity
On July 16, 2013, the Company’s Board of Directors approved a repurchase program (the “Completed Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. During the three and nine-month periods ended September 27, 2024 the Company repurchased approximately 2.6 million and 20.0 million shares, respectively, of the Company’s common stock for $646 million and approximately $5.2 billion, respectively (which includes $6 million and $52 million, respectively of excise taxes which will be paid in 2025) as part of the Completed Repurchase Program. Included within the shares repurchased under the Completed Repurchase Program in the three and nine-month periods ended September 27, 2024 is the repurchase of $173 million of shares from the Danaher Corporation & Subsidiaries Pension Plan, a related party, at fair market value at the time of the purchase. As of September 27, 2024, no shares remained available for repurchase pursuant to the Completed Repurchase Program.
On July 22, 2024, the Company’s Board of Directors approved a new repurchase program (the “New Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. As of September 27, 2024, 20 million shares remained available for repurchase pursuant to the New Repurchase Program. There is no expiration date for the New Repurchase Program, and the timing and amount of any shares repurchased under the program will be determined by members of the Company’s management based on its evaluation of market conditions and other factors. The New Repurchase Program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plans) and for other corporate purposes.
The following table summarizes the Company’s share activity (shares in millions):

	Three-Month Period Ended		Nine-Month Period Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Preferred stock - shares issued:
Balance, beginning of period	—	—	—	1.7
Conversion of MCPS to common stock	—	—	—	(1.7)
Balance, end of period	—	—	—	—

Common stock - shares issued:
Balance, beginning of period	883.2	879.5	880.5	869.3
Common stock-based compensation awards	0.7	0.7	3.4	2.3
Issuance of common stock for MCPS	—	—	—	8.6
Balance, end of period	883.9	880.2	883.9	880.2

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
Stock-Based Compensation
For a full description of the Company’s stock-based compensation programs, refer to Note 19 of the Company’s financial statements as of and for the year ended December 31, 2023 included in the Company’s 2023 Annual Report. As of September 27, 2024, approximately 47 million shares of the Company’s common stock were reserved for issuance under the 2007 Omnibus Incentive Plan.
The following summarizes the components of the Company’s stock-based compensation expense ($ in millions):

	Three-Month Period Ended		Nine-Month Period Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
RSUs/PSUs:
Pretax compensation expense	$49	$44	$127	$138
Income tax benefit	(11)	(11)	(27)	(31)
RSU/PSU expense, net of income taxes	38	33	100	107
Stock options:
Pretax compensation expense	35	35	104	107
Income tax benefit	(7)	(7)	(21)	(22)
Stock option expense, net of income taxes	28	28	83	85
Total stock-based compensation:
Pretax compensation expense	84	79	231	245
Income tax benefit	(18)	(18)	(48)	(53)
Total stock-based compensation expense, net of income taxes	$66	$61	$183	$192
Stock-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings. As of September 27, 2024, $158 million of total unrecognized compensation cost related to RSUs/PSUs is expected to be recognized over a weighted average period of approximately two years. As of September 27, 2024, $193 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately two years. Future compensation amounts will be adjusted for any changes in estimated forfeitures.
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

The changes in accumulated OCI by component are summarized below ($ in millions).

	Foreign Currency Translation Adjustments	Pension and Postretirement Plan Benefit Adjustments		Cash Flow Hedge Adjustments		Accumulated Comprehensive Income (Loss)
For the Three-Month Period Ended September 27, 2024:
Balance, June 28, 2024	$(2,273)	$(397)		$79		$(2,591)
OCI before reclassifications:
Increase (decrease)	1,193	—		(77)		1,116
Income tax impact	23	—		—		23
OCI before reclassifications, net of income taxes	1,216	—		(77)		1,139
Reclassification adjustments:
Increase (decrease)	—	3	(a)	140	(b)	143
Income tax impact	—	(1)		—		(1)
Reclassification adjustments, net of income taxes	—	2		140		142
Net OCI, net of income taxes	1,216	2		63		1,281
Balance, September 27, 2024	$(1,057)	$(395)		$142		$(1,310)

For the Three-Month Period Ended September 29, 2023:
Balance, June 30, 2023	$(3,323)	$(341)		$88		$(3,576)
OCI before reclassifications:
Increase (decrease)	(296)	—		22		(274)
Income tax impact	(7)	—		—		(7)
OCI before reclassifications, net of income taxes	(303)	—		22		(281)
Reclassification adjustments:
Increase (decrease)	—	1	(a)	(102)	(b)	(101)
Income tax impact	—	—		(1)		(1)
Reclassification adjustments, net of income taxes	—	1		(103)		(102)
Net OCI, net of income taxes	(303)	1		(81)		(383)
Balance, September 29, 2023	$(3,626)	$(340)		$7		$(3,959)

	Foreign Currency Translation Adjustments	Pension and Postretirement Plan Benefit Adjustments		Cash Flow Hedge Adjustments		Accumulated Comprehensive Income (Loss)
For the Nine-Month Period Ended September 27, 2024:
Balance, December 31, 2023	$(1,446)	$(401)		$99		$(1,748)
OCI before reclassifications:
Increase (decrease)	391	—		1		392
Income tax impact	(2)	—		—		(2)
OCI before reclassifications, net of income taxes	389	—		1		390
Reclassification adjustments:
Increase (decrease)	—	8	(a)	43	(b)	51
Income tax impact	—	(2)		(1)		(3)
Reclassification adjustments, net of income taxes	—	6		42		48
Net OCI, net of income taxes	389	6		43		438
Balance, September 27, 2024	$(1,057)	$(395)		$142		$(1,310)

For the Nine-Month Period Ended September 29, 2023:
Balance, December 31, 2022	$(2,644)	$(341)		$113		$(2,872)
OCI before reclassifications:
Increase (decrease)	(991)	—		(68)		(1,059)
Income tax impact	9	—		—		9
OCI before reclassifications, net of income taxes	(982)	—		(68)		(1,050)
Reclassification adjustments:
Increase (decrease)	—	1	(a)	(37)	(b)	(36)
Income tax impact	—	—		(1)		(1)
Reclassification adjustments, net of income taxes	—	1		(38)		(37)
Net OCI, net of income taxes	(982)	1		(106)		(1,087)
Balance, September 29, 2023	$(3,626)	$(340)		$7		$(3,959)
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide material information relevant to an assessment of Danaher Corporation’s (“Danaher,” the “Company,” “we,” “us” or “our”) financial condition and results of operations, including an evaluation of the amounts and certainty of cash flows from operations and from outside sources. The MD&A is designed to focus specifically on material events and uncertainties known to management that are reasonably likely to cause reported financial information not to be necessarily indicative of future operating results or of future financial condition. This includes descriptions and amounts of matters that have had a material impact on reported operations, as well as matters that are reasonably likely based on management’s assessment to have a material impact on future operations. The Company’s MD&A is divided into five sections:
•Information Relating to Forward-Looking Statements
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Estimates
You should read this discussion along with the Company’s MD&A and audited financial statements and Notes thereto as of and for the year ended December 31, 2023, included in the Company’s 2023 Annual Report and the Company’s Consolidated Condensed Financial Statements and related Notes as of and for the three and nine-month periods ended September 27, 2024 included in this Quarterly Report on Form 10-Q (“Report”).

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this Report, in other documents we file with or furnish to the Securities and Exchange Commission, in our press releases, webcasts, conference calls, materials delivered to shareholders and other communications, are “forward-looking statements” within the meaning of the U.S. federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, pricing, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, asset values, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, customer demand, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions and the integration thereof, divestitures, spin-offs, split-offs, initial public offerings, other securities offerings, or other distributions, strategic opportunities, stock repurchases, dividends and executive compensation and potential executive stock sales or purchases; growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; future laws, regulations or public policy changes; regulatory approvals and the timing and conditionality thereof; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; future currency exchange rates and fluctuations in those rates; the potential or anticipated direct or indirect impact of public health crises, climate change, military conflicts or other man-made or natural disasters on our business, results of operations and/or financial condition; general economic and capital markets conditions; the anticipated timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that Danaher intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “assume,” “continue,” “should,” “could,” “intend,” “will,” “plan,” “aim,” “expect,” “estimate,” “project,” “target,” “can,” “may,” “possible,” “potential,” “upcoming,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words.
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
Acquisitions, Divestitures and Investment Risks
•Any inability to consummate acquisitions at our historical rate and appropriate prices, realize the economic benefits of consummated acquisitions or to make appropriate investments that support our long-term strategy, could negatively impact our business. Our acquisition of businesses, investments, joint ventures and other strategic relationships could also negatively impact our business and financial statements and our indemnification rights may not fully protect us from liabilities related thereto.
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
•Climate change, legal or regulatory measures to address climate change and other sustainability topics and any inability to address regulatory requirements or stakeholder expectations with respect to climate change and other sustainability topics, may negatively affect our business and financial statements.
•Our success depends on our ability to recruit, retain and motivate talented employees representing diverse backgrounds, experiences and skill sets, particularly in the areas of science, technology and management.
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
•Our businesses are subject to extensive regulation (including those applicable to the healthcare industry). Failure to comply with those regulations (including by our employees, agents or business partners) or significant developments or changes in U.S. or non-U.S. laws or policies can adversely affect our business and financial statements.
•With respect to the regulated medical devices we offer, product introductions or modifications can require regulatory clearance or authorizations; we can be required to recall or cease marketing our products; off-label marketing can result in penalties; and clinical trials can have results that are unexpected or are perceived unfavorably by the market, all of which can adversely affect our business and financial statements.
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

Business Performance and Outlook
During the third quarter of 2024, the Company’s overall revenues increased 3.0% compared to the comparable period of 2023. Core sales increased 0.5% in the third quarter of 2024 compared to the comparable prior year period due primarily to higher core sales in the Diagnostics segment, partially offset by core sales declines in the Life Sciences segment. The impact of acquisitions increased reported sales 2.5% and foreign currency had no impact on reported sales. For the nine-month period ended September 27, 2024, overall revenues decreased 1.0% and core sales decreased 2.0% compared to the comparable prior year period primarily due to core sales declines in the Biotechnology segment, and to a lesser extent in the Life Sciences segment, partially offset by higher core sales in the Diagnostics segment. The impact of currency translation decreased reported sales 1.0% and the impact of acquisitions increased reported sales 2.0% in the nine-month period compared to the comparable prior year period. Price increases contributed 1.0% to sales growth on a year-over-year basis during both the three and nine-month periods ended September 27, 2024 and are reflected as a component of core sales above. For the definitions of “core sales” and “acquisitions” refer to “—Results of Operations” below.
Geographically, the Company’s sales in the three-month period ended September 27, 2024 in developed markets increased year-over-year by 5% and core sales in developed markets increased at a low-single digit rate. Core sales grew at a low-single digit rate in North America and a mid-single digit rate in Western Europe. The increase in core sales in developed markets was primarily driven by increased demand in the Diagnostics and Biotechnology segments, partially offset by core sales declines in the Life Sciences segment. For the same period, sales in high-growth markets decreased year-over-year by 2% and core sales in high-growth markets decreased at a mid-single digit rate, due primarily to a high-single digit decline in core revenue in China. The decline in core sales in high-growth markets was primarily driven by lower demand across all segments, due to weakness in the funding environment and generally lower underlying activity levels. High-growth markets represented approximately 30% of the Company’s total sales in the third quarter of 2024. For additional information regarding the Company’s sales by geographical region during the three and nine-month periods ended September 27, 2024 and September 29, 2023, refer to Note 5 to the accompanying Consolidated Condensed Financial Statements.
The Company’s net earnings from continuing operations for the three and nine-month periods ended September 27, 2024 totaled $818 million and approximately $2.8 billion or $1.12 and $3.80 per diluted common share from continuing operations, respectively, compared to $940 million and approximately $3.1 billion or $1.26 and $4.15 per diluted common share from continuing operations, respectively, for the three and nine-month periods ended September 29, 2023. Net earnings attributable to common stockholders for the three and nine-month periods ended September 27, 2024 were the same as set forth above, and for the three and nine-month periods ended September 29, 2023 were approximately $1.1 billion and $3.7 billion or $1.51 and $4.94 per diluted common share. 2024 intangible asset impairments and increased 2024 operating expenses, net of increased other income, drove the year-over-year decline in net earnings from continuing operations and diluted net earnings per common share from continuing operations for the three and nine-month periods ended September 27, 2024. In addition to the above factors, lower year-over-year earnings from discontinued operations contributed to lower net earnings attributable to common stockholders in both the three and nine-month periods ended September 27, 2024.
Currency exchange rates had no impact for the three-month period ended September 27, 2024 and decreased reported sales by approximately 1.0% for the nine-month period ended September 27, 2024 compared to the comparable periods of 2023, primarily due to the exchange rates of the U.S. dollar compared to the euro and other major currencies in 2024. Strengthening of the U.S. dollar against other major currencies compared to the exchange rates in effect as of September 27, 2024 would adversely impact the Company’s sales and results of operations on an overall basis, and any weakening of the U.S. dollar against other major currencies compared to the exchange rates in effect as of September 27, 2024 would positively impact the Company’s sales and results of operations for the remainder of the year.
Acquisitions
During the nine-month period ended September 27, 2024, the Company acquired two businesses for total consideration of $525 million in cash, net of cash acquired. The businesses acquired complement existing units of the Company’s Life Sciences segment.

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
Core sales growth (decline) should be considered in addition to, and not as a replacement for or superior to, sales, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting this non-GAAP financial measure provides useful information to investors by helping identify underlying growth trends in Danaher’s business and facilitating comparisons of Danaher’s revenue performance with its performance in prior and future periods and to Danaher’s peers. Management also uses this non-GAAP financial measure to measure the Company’s operating and financial performance and uses core sales growth as one of the performance measures in the Company’s executive short-term cash incentive compensation program. The Company excludes the effect of currency translation from this measure because currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends. The Company excludes the effect of acquisitions and divestiture-related items because the nature, size, timing and number of acquisitions and divestitures can vary dramatically from period-to-period and between the Company and its peers and can also obscure underlying business trends and make comparisons of long-term performance difficult.
Throughout this discussion, references to sales growth or decline refer to the impact of both price and unit sales and references to productivity improvements generally refer to improved cost-efficiencies resulting from the ongoing application of the Danaher Business System.
Sales Growth (Decline) and Core Sales Growth (Decline)

	% Change Three-Month Period Ended September 27, 2024 vs. Comparable 2023 Period	% Change Nine-Month Period Ended September 27, 2024 vs. Comparable 2023 Period
Total sales growth (decline) (GAAP)	3.0%	(1.0)%
Impact of:
Acquisitions	(2.5)%	(2.0)%
Currency exchange rates	—%	1.0%
Core sales growth (decline) (non-GAAP)	0.5%	(2.0)%
Operating Profit Performance
Operating profit margins decreased 460 basis points from 21.1% during the three-month period ended September 29, 2023 to 16.5% for the three-month period ended September 27, 2024.
Third quarter 2024 vs. third quarter 2023 operating profit margin comparisons were unfavorably impacted by:
•Third quarter 2024 impairment charge related to a trade name in the Life Sciences segment. Refer to Note 9 to the accompanying Consolidated Condensed Financial Statements for additional information regarding the impairment - 385 basis points
•Incremental dilutive effect in 2024 of acquired businesses - 120 basis points
Third quarter 2024 vs. third quarter 2023 operating profit margin comparisons were favorably impacted by:
•Higher third quarter 2024 core sales and improvements in the Company’s operational and administrative cost structure, partially offset by the impact of product mix - 45 basis points

Operating profit margins decreased 230 basis points from 22.1% during the nine-month period ended September 29, 2023 to 19.8% for the nine-month period ended September 27, 2024. The following factors unfavorably impacted year-over-year operating profit margin:
•First nine months of 2024 impairment charge referenced above related to a trade name in the Life Sciences segment net of impairment charges related to technology and other assets in the Biotechnology segment during the first nine months of 2023 - 115 basis points
•Incremental dilutive effect in 2024 of acquired businesses - 95 basis points
•First nine months of 2024 acquisition-related fair value adjustment to inventory related to the acquisition of Abcam plc - 15 basis points
•Lower first nine months of 2024 core sales and the impact of product mix, partially offset by improvements in the Company’s operational and administrative cost structure and 2023 inventory write-offs - 5 basis points
Business Segments
Sales by business segment for each of the periods indicated were as follows ($ in millions):

	Three-Month Period Ended		Nine-Month Period Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Biotechnology	$1,653	$1,664	$4,890	$5,413
Life Sciences	1,782	1,706	5,297	5,211
Diagnostics	2,363	2,254	7,150	6,861
Total	$5,798	$5,624	$17,337	$17,485
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
Biotechnology Selected Financial Data

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Sales	$1,653	$1,664	$4,890	$5,413
Operating profit	390	417	1,177	1,493
Depreciation	36	40	113	119
Amortization of intangible assets	218	214	650	649
Operating profit as a % of sales	23.6%	25.1%	24.1%	27.6%
Depreciation as a % of sales	2.2%	2.4%	2.3%	2.2%
Amortization as a % of sales	13.2%	12.9%	13.3%	12.0%
Sales Decline and Core Sales Growth (Decline)

	% Change Three-Month Period Ended September 27, 2024 vs. Comparable 2023 Period	% Change Nine-Month Period Ended September 27, 2024 vs. Comparable 2023 Period
Total sales decline (GAAP)	(0.5)%	(9.5)%
Impact of:
Currency exchange rates	0.5%	1.0%
Core sales growth (decline) (non-GAAP)	—%	(8.5)%

Price increases in the segment contributed 3.0% and 2.5% to sales growth on a year-over-year basis during the three and nine-month periods ended September 27, 2024, respectively, and are reflected as a component of core sales above.
Total segment sales decreased 0.5% and 9.5% during the three and nine-month periods, respectively. In the three-month period, the decrease in segment sales was led by the impact of currency exchange rates as increased core sales in the bioprocessing business were offset by decreased core sales in the discovery and medical business. In the nine-month period, the decrease in segment sales was led by decreased core sales in the bioprocessing business, and to a lesser extent the impact of currency exchange rates. Geographically, increased core sales in Western Europe were offset by declines in North America in the three-month period. The decrease in total segment core sales in the nine-month period was driven by most major geographies. Year-over-year core sales in the bioprocessing business increased at a low-single digit rate and decreased at a high-single digit rate during the three and nine-month periods, respectively. The revenue decline in the first half of the year was primarily due to lower demand as customers reduced their inventory levels. In the third quarter of 2024, the bioprocessing business returned to core growth primarily driven by improved activity from larger customers in North America and Europe. The Company believes these customers are, in aggregate, returning to normal ordering patterns as demand from these customers has steadily improved throughout the year as they have reduced their excess inventory levels. The Company anticipates this gradual recovery will continue over the coming quarters. Conversely, the Company is not seeing the same level of improvement at smaller customers as they continue to conserve their liquidity and rationalize their therapeutic pipelines. In China, declines are due to weaker demand driven by lower underlying activity levels. The Company expects high-single digit rate core revenue growth in the fourth quarter of 2024 and low-single digit rate core revenue decline for the bioprocessing business for the full year 2024 on a year-over-year basis. Core sales in the discovery and medical business decreased year-over-year during both the three and nine-month periods due primarily to lower demand for equipment, partially offset by an increase in demand for consumables.
Operating Profit Performance
Operating profit margins decreased 150 basis points during the three-month period ended September 27, 2024 as compared to the comparable period of 2023. Year-over-year operating profit margin was unfavorably impacted by the impact of product mix and the segment’s operational and administrative cost structure in 2024, net of higher third quarter 2024 core sales.
Operating profit margins decreased 350 basis points during the nine-month period ended September 27, 2024 as compared to the comparable period of 2023.
Year-to-date 2024 vs. year-to-date 2023 operating profit margin comparisons were unfavorably impacted by:
•Lower 2024 core sales, the impact of product mix and the segment’s operational and administrative cost structure, net of 2023 inventory write-offs - 430 basis points
Year-to-date 2024 vs. year-to-date 2023 operating profit margin comparisons were favorably impacted by:
•Second quarter 2023 impairment charges related to technology and other assets - 80 basis points
Amortization of intangible assets as a percentage of sales increased during both the three and nine-month periods ended September 27, 2024 as compared to the comparable periods of 2023, primarily as a result of the decrease in sales.
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
Life Sciences Selected Financial Data

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Sales	$1,782	$1,706	$5,297	$5,211
Operating profit	35	313	503	974
Depreciation	44	31	123	92
Amortization of intangible assets	147	104	428	313
Operating profit as a % of sales	2.0%	18.3%	9.5%	18.7%
Depreciation as a % of sales	2.5%	1.8%	2.3%	1.8%
Amortization as a % of sales	8.2%	6.1%	8.1%	6.0%

Sales Growth and Core Sales Decline

	% Change Three-Month Period Ended September 27, 2024 vs. Comparable 2023 Period	% Change Nine-Month Period Ended September 27, 2024 vs. Comparable 2023 Period
Total sales growth (GAAP)	4.5%	1.5%
Impact of:
Acquisitions	(7.0)%	(6.5)%
Currency exchange rates	0.5%	1.5%
Core sales decline (non-GAAP)	(2.0)%	(3.5)%
Price increases in the segment contributed 1.0% to sales growth on a year-over-year basis during both the three and nine-month periods ended September 27, 2024 and are reflected as a component of core sales above.
Total segment sales increased 4.5% and 1.5%, respectively, during the three and nine-month periods ended September 27, 2024, primarily as a result of acquisitions, partially offset by decreased segment core sales and to a lesser extent the impact of currency exchange rates. Core sales decreased in the three and nine-month periods, led by China and Western Europe. The year-over-year core sales decline in the mass spectrometry, flow cytometry and lab automation solutions and microscopy businesses in both periods was primarily the result of weaker demand for equipment in most major end-markets, partially offset by increased demand for consumables and service in both periods. Core sales increased year-over-year in the industrial filtration business in the three-month period primarily driven by microelectronic and aerospace customers, partially offset by lower demand from food and beverage customers. For the nine-month period, core sales in the industrial filtration business decreased, driven by decreased core sales from food and beverage and microelectronics customers, partially offset by increased core sales from aerospace customers. Core sales also declined year-over-year in the three and nine-month periods in the genomics consumables business led by lower core sales in the gene reading and proteins product lines, partially offset by increased core sales in the plasmids product line.
Operating Profit Performance
Operating profit margins decreased 1,630 basis points during the three-month period ended September 27, 2024 as compared to the comparable period of 2023. The following factors unfavorably impacted year-over-year operating profit margin:
•Third quarter 2024 impairment charge referenced above related to a trade name in the Life Sciences segment. Refer to Note 9 to the accompanying Consolidated Condensed Financial Statements for additional information regarding the impairment - 1,245 basis points
•The incremental dilutive effect in 2024 of acquired businesses - 360 basis points
•Lower third quarter 2024 core sales and the impact of product mix, net of improvements in the segment’s operational and administrative cost structure - 25 basis points
Operating profit margins decreased 920 basis points during the nine-month period ended September 27, 2024 as compared to the comparable period of 2023. The following factors unfavorably impacted year-over-year operating profit margin:
•First nine months of 2024 impairment charge related to a trade name in the Life Sciences segment - 420 basis points
•The incremental dilutive effect in 2024 of acquired businesses - 270 basis points
•Lower 2024 core sales and the impact of product mix, net of improvements in the segment’s operational and administrative cost structure - 185 basis points
•First nine months of 2024 acquisition-related fair value adjustment to inventory related to the acquisition of Abcam - 45 basis points
Depreciation and amortization of intangible assets increased as a percentage of sales during both the three and nine-month periods ended September 27, 2024, primarily as a result of recent acquisitions.

DIAGNOSTICS
The Diagnostics segment offers clinical instruments, consumables, software and services that hospitals, physicians’ offices, reference laboratories and other critical care settings use to diagnose disease and make treatment decisions.
Diagnostics Selected Financial Data

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Sales	$2,363	$2,254	$7,150	$6,861
Operating profit	615	539	2,001	1,640
Depreciation	95	93	292	282
Amortization of intangible assets	49	49	145	149
Operating profit as a % of sales	26.0%	23.9%	28.0%	23.9%
Depreciation as a % of sales	4.0%	4.1%	4.1%	4.1%
Amortization as a % of sales	2.1%	2.2%	2.0%	2.2%
Sales Growth and Core Sales Growth

	% Change Three-Month Period Ended September 27, 2024 vs. Comparable 2023 Period	% Change Nine-Month Period Ended September 27, 2024 vs. Comparable 2023 Period
Total sales growth (GAAP)	5.0%	4.0%
Impact of:
Currency exchange rates	—%	1.0%
Core sales growth (non-GAAP)	5.0%	5.0%
Price increases in the segment did not have a significant impact on sales growth on a year-over-year basis during either the three or nine-month periods ended September 27, 2024.
Total segment sales increased 5.0% and 4.0%, respectively, during the three and nine-month periods, primarily as a result of increased core sales resulting from the factors discussed below. Changes in currency exchange rates did not have a significant impact on sales during the three-month period but negatively impacted sales year-over-year during the nine-month period. Overall segment core sales growth in both periods was driven primarily by North America, partially offset by lower year-over-year demand in the high-growth markets. During both the three and nine-month periods, core sales in the molecular diagnostics business grew on a year-over-year basis during both the three and nine-month periods primarily driven by increased sales of both respiratory and non-respiratory disease tests in North America. The Company believes that third quarter demand for respiratory tests was driven in part by customers purchasing in preparation for the upcoming respiratory season. In the segment’s clinical diagnostics businesses core sales during both the three and nine-month periods grew on a year-over-year basis led by the clinical lab business, and to a lesser extent by the acute care business.
Operating Profit Performance
Operating profit margin increased 210 basis points during the three-month period ended September 27, 2024 as compared to the comparable period of 2023. Year-over-year operating profit margin was favorably impacted by higher third quarter 2024 core sales and improvements in the segment’s operational and administrative cost structure.
Operating profit margin increased 410 basis points during the nine-month period ended September 27, 2024 as compared to the comparable period of 2023. Year-over-year operating profit margin was favorably impacted by higher 2024 core sales and improvements in the segment’s operational and administrative cost structure and the impact of product mix.
Amortization of intangible assets as a percentage of sales decreased slightly during both the three and nine-month periods ended September 27, 2024, primarily as a result of the increase in sales.

COST OF SALES AND GROSS PROFIT

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Sales	$5,798	$5,624	$17,337	$17,485
Cost of sales	(2,397)	(2,349)	(7,021)	(7,230)
Gross profit	$3,401	$3,275	$10,316	$10,255
Gross profit margin	58.7%	58.2%	59.5%	58.7%
Cost of sales increased year-over-year during the three-month period ended September 27, 2024 and decreased year-over-year during the nine-month period ended September 27, 2024 as compared to the comparable periods in 2023. The increase during the three-month period was primarily due to higher year-over-year sales volumes and to a lesser extent, the impact of recently acquired businesses. Lower year-over-year sales volumes primarily drove the decreased cost of sales during the nine-month period. Also contributing to the decrease in the nine-month period was $87 million of charges incurred in the second quarter of 2023 related to inventory, partially offset by a $25 million acquisition-related charge associated with the fair value adjustment to inventory recorded in connection with the acquisition of Abcam in the first nine months of 2024.
Year-over-year gross profit margin increased during both the three and nine-month periods ended September 27, 2024 as compared to the comparable periods in 2023. In the three-month period, the increase was due to higher core sales and the positive impact from the gross profit margin of recent acquisitions, net of the negative impact of product mix. In the nine-month period, the increase was due to inventory charges incurred in the first nine months of 2023 and the positive impact from the gross profit margin of recent acquisitions, net of the negative impact of product mix and an acquisition-related charge recorded in the first nine months of 2024 referenced above.
OPERATING EXPENSES

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Sales	$5,798	$5,624	$17,337	$17,485
Selling, general and administrative (“SG&A”) expenses	2,060	1,728	5,736	5,294
Research and development (“R&D”) expenses	383	362	1,142	1,096
SG&A as a % of sales	35.5%	30.7%	33.1%	30.3%
R&D as a % of sales	6.6%	6.4%	6.6%	6.3%
SG&A expenses as a percentage of sales increased during both the three and nine-month periods ended September 27, 2024 as compared to the comparable periods in 2023, primarily driven by the $222 million impairment charge related to a trade name in the Life Sciences segment recorded in the third quarter of 2024, and to a lesser extent, the impact of the recent acquisitions, including the associated amortization expenses. Refer to Note 9 to the accompanying Consolidated Condensed Financial Statements for additional information regarding the impairment.
R&D expenses (consisting principally of internal and contract engineering personnel costs) as a percentage of sales increased during both the three and nine-month periods ended September 27, 2024 as compared to the comparable periods of 2023 primarily as a result of increased spending on R&D activities, including the impact of recent acquisitions.

OTHER INCOME (EXPENSE), NET
For a description of the Company’s other income (expense), net during the three and nine-month periods ended September 27, 2024 and September 29, 2023, refer to Note 8 to the accompanying Consolidated Condensed Financial Statements.

INTEREST COSTS AND FINANCING
For a discussion of the Company’s outstanding indebtedness, refer to Note 11 to the accompanying Consolidated Condensed Financial Statements.
Interest expense of $87 million and $217 million for the three and nine-month periods ended September 27, 2024, respectively, was $17 million higher and $16 million higher than the comparable periods of 2023, due primarily to higher average interest rates on the Company’s commercial paper borrowings, partially offset by lower outstanding commercial paper borrowings in both the three and nine-month periods versus the comparable periods of 2023.

Interest income of $4 million and $103 million for the three and nine-month periods ended September 27, 2024, respectively, was $75 million lower and $83 million lower than the comparable periods of 2023, due primarily to lower average cash balances in 2024 as a result of share repurchases and acquisitions.

INCOME TAXES
The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended		Nine-Month Period Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Effective tax rate	16.3%	18.0%	15.6%	18.7%
The Company operates globally, including in certain jurisdictions with lower tax rates than the U.S. federal statutory rate. Therefore, the impact of operating in such jurisdictions contributes to a lower effective tax rate compared to the U.S. federal statutory tax rate. For each period presented, the effective tax rate differs from the U.S. federal statutory rate of 21.0% principally due to the impact of the Company’s global operations, research tax credits, foreign-derived intangible income and aggregate net discrete benefits or charges.
For the three-month period ended September 27, 2024, the effective tax rate included the tax effect from an intangible asset impairment in a jurisdiction with a higher statutory tax rate than the Company’s effective tax rate, which reduced the effective tax rate by 1.4%. There was no net discrete tax benefit in the three-month period, as excess tax benefits from stock-based compensation were offset by other discrete tax charges.
For the three-month period ended September 29, 2023, net discrete tax charges of $5 million, which increased the effective tax rate by 0.4%, related primarily to tax costs related to the separation of the Environmental & Applied Solutions business and changes in estimates associated with prior period uncertain tax positions, partially offset by excess tax benefits from stock-based compensation.
For the nine-month period ended September 27, 2024, aggregate net discrete tax benefits of $45 million, which reduced the effective tax rate by 1.4%, related primarily to excess tax benefits from stock-based compensation, release of reserves for uncertain tax positions due to the expiration of statutes of limitation and changes in estimates associated with prior period uncertain tax positions. The effective tax rate for this period also included the tax effect from the intangible asset impairment referenced above, which reduced the effective tax rate by 0.5%.
For the nine-month period ended September 29, 2023, net discrete tax charges of $24 million, which increased the effective tax rate by 0.6%, related primarily to tax costs related to the separation of the Environmental & Applied Solutions business, tax costs related to legal and operational actions taken to realign certain businesses and changes in estimates associated with prior period uncertain tax positions, partially offset by excess tax benefits from stock-based compensation and interest on prior year tax refunds.
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

COMPREHENSIVE INCOME
Comprehensive income increased during both the three and nine-month periods ended September 27, 2024 by approximately $1.4 billion and $653 million, respectively, as compared to the comparable periods of 2023. For the three and nine-month periods ended September 27, 2024, the increase in comprehensive income was primarily driven by increased gains from foreign currency translation adjustments, partially offset by lower net earnings. The Company recorded foreign currency translation gains of approximately $1.2 billion for the three-month period ended September 27, 2024 compared to losses of $303 million for the three-month period ended September 29, 2023. The Company recorded foreign currency translation gains of $389 million compared to losses of $982 million for the nine-month periods ended September 27, 2024 and September 29, 2023, respectively. The foreign currency translation gains in the three-month period ended September 27, 2024 were primarily driven by the change in the exchange rates between the U.S. dollar, the Swedish krona, the British pound and the euro. Foreign currency translation gains in the nine-month period ended September 27, 2024 were primarily driven by the change in the exchange rates between the U.S. dollar and the British pound. Foreign currency translation adjustments reflect the gain or loss resulting from the impact of the change in currency exchange rates on the Company’s foreign operations as they are translated to the Company’s reporting currency, the U.S. dollar. The Company recorded gains of $63 million and $43 million from cash flow hedge adjustments related to the Company’s cross-currency swap derivative contracts for the three and nine-month periods ended September 27, 2024, respectively, as compared to losses of $81 million and $106 million for the comparable periods of 2023.

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

Overview of Cash Flows and Liquidity
Following is an overview of the Company’s cash flows and liquidity ($ in millions):

	Nine-Month Period Ended
	September 27, 2024	September 29, 2023
Total operating cash provided by operating activities from continuing operations	$4,669	$4,899
Total operating cash provided by discontinued operations	—	646
Net cash provided by operating activities	$4,669	$5,545

Cash paid for acquisitions	$(525)	$—
Payments for additions to property, plant and equipment	(876)	(949)
Proceeds from sales of property, plant and equipment	12	6
Payments for purchases of investments	(188)	(152)
Proceeds from sales of investments	251	33
All other investing activities	39	31
Total investing cash used in continuing operations	(1,287)	(1,031)
Total investing cash used in discontinued operations	—	(33)
Total cash used in investing activities	$(1,287)	$(1,064)

Proceeds from the issuance of common stock in connection with stock-based compensation, net	$143	$51
Payment of dividends	(573)	(621)
Net borrowings (maturities longer than 90 days)	—	2,605
Net proceeds from (repayments of) borrowings (maturities of 90 days or less)	1	(9)
Net repayments of borrowings (maturities longer than 90 days)	(974)	—
Payments for repurchase of common stock	(5,170)	—
All other financing activities	(120)	(53)
Total cash (used in) provided by financing activities	$(6,693)	$1,973
As of September 27, 2024, the Company held approximately $2.6 billion of cash and cash equivalents.
Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, restructuring activities and productivity improvement initiatives and other items impact reported cash flows.
Operating cash flows from continuing operations were approximately $4.7 billion for the first nine months of 2024, a decrease of $230 million, or 5%, as compared to the comparable period of 2023. The year-over-year change in operating cash flows from continuing operations from 2023 to 2024 was primarily attributable to the following factors:
•2024 operating cash flows reflected a decrease of $287 million in net earnings from continuing operations for the first nine months of 2024 as compared to the comparable period in 2023.
•Net earnings from continuing operations for the first nine months of 2024 also included $290 million higher noncash charges for impairments, depreciation, intangible asset amortization and amortization of an acquisition-related inventory step-up as compared to the comparable period of 2023, net of a decrease in unrealized investment gains/losses and a decrease in stock compensation expense in the 2024 period compared to the 2023 period. Depreciation expense relates to the Company’s manufacturing and operating facilities as well as instrumentation leased to customers under OTL arrangements. Depreciation, amortization, impairments and stock compensation are noncash expenses that decrease earnings without a corresponding impact to operating cash flows. Unrealized investment gains/losses impact net earnings without immediately impacting cash flows as the cash flow impact from investments occurs when the invested capital is returned to the Company.

•The aggregate of trade accounts receivable, inventories and trade accounts payable provided $179 million in operating cash flows during the first nine months of 2024, compared to $344 million of operating cash flows provided in the comparable period of 2023. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories and trade accounts payable depends upon how effectively the Company manages the cash conversion cycle, which effectively represents the number of days that elapse from the day it pays for the purchase of raw materials and components to the collection of cash from its customers and can be significantly impacted by the timing of collections and payments in a period.
•The aggregate of prepaid expenses and other assets, deferred income taxes and accrued expenses and other liabilities used $551 million of operating cash flows during the first nine months of 2024, compared to $483 million of operating cash flows used in the comparable period of 2023. The timing of income tax refunds and payments, the timing of cash payments for customer funding and changes in various employee-related liabilities, realized investment returns and accrued expenses drove the majority of this change.
Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures, including instruments leased to customers, cash used for investments and cash proceeds from divestitures of businesses or assets.
Net cash used in investing activities from continuing operations increased $256 million in the nine-month period ended September 27, 2024 compared to the comparable period of 2023, primarily as a result of an increase in cash paid for acquisitions, partially offset by an increase in proceeds from sales of investments and a decrease in cash paid for capital expenditures. For a discussion of the Company’s acquisitions during the first nine months of 2024 refer to Note 2 to the Consolidated Condensed Financial Statements. In addition, during the nine-month periods ended September 27, 2024 and September 29, 2023 the Company invested $188 million and $152 million, respectively, in non-marketable equity securities and partnerships.
Though the relative significance of particular categories of capital investment can change from period to period, capital expenditures are typically made for increasing manufacturing capacity, replacing equipment, the manufacture of instruments that are used in OTL arrangements that certain of the Company’s businesses enter into with customers, supporting new product development and improving IT systems. Capital expenditures decreased $73 million on a year-over-year basis for the nine-month period ended September 27, 2024 compared to the comparable period in 2023.
Financing Activities and Indebtedness
Cash flows relating to financing activities can consist of cash flows associated with the issuance and repayments of commercial paper, issuance and repayment of long-term debt, borrowings under committed credit facilities, issuance and repurchases of common stock, issuance of preferred stock and payments of cash dividends to shareholders. Financing activities used cash of approximately $6.7 billion during the nine-month period ended September 27, 2024 compared to approximately $2.0 billion of cash provided in the comparable period of 2023. The year-over-year increase in cash used in financing activities was primarily due to the repurchase of approximately $5.2 billion of the Company’s common stock and to a lesser extent due to lower proceeds from borrowings and higher repayments of borrowings, partially offset by an increase in cash proceeds from the issuance of common stock in connection with stock-based compensation and a decrease in dividends paid primarily due to the conversion of all outstanding shares of the Company’s Mandatory Convertible Preferred Stock (“MCPS”) on April 17, 2023.
For a description of the Company’s outstanding debt as of September 27, 2024 and the Company’s commercial paper programs and credit facility, refer to Note 11 to the accompanying Consolidated Condensed Financial Statements. As of September 27, 2024, the Company was in compliance with all of its respective debt covenants. On April 2, 2024, the Company repaid the €900 million aggregate principal amount of the 2024 Euronotes upon their maturity using cash distributions received from Veralto prior to the completion of the separation of Veralto on September 30, 2023 (“the Separation”).

Stock Repurchase Program
For information regarding the Company’s stock repurchase program and repurchases of common stock, refer to Part II—Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”.

Dividends
Aggregate cash payments for dividends on Company common stock during the nine-month period ended September 27, 2024 were $573 million compared to $578 million for the nine-month period ended September 29, 2023. The decrease in dividend payments on the Company’s common stock compared to the comparable period of 2023 is due to lower average common stock outstanding. Aggregate cash payments for dividends on the Company’s MCPS during the nine-month period ended September 29, 2023 were $43 million. The decrease in MCPS dividend payments in 2024 compared to the comparable period of 2023 is due to the conversion of all outstanding shares of MCPS to common shares on April 17, 2023.
In the third quarter of 2024, the Company declared a regular quarterly dividend of $0.27 per share of Company common stock payable on October 25, 2024 to holders of record as of September 27, 2024.

Cash and Cash Requirements
As of September 27, 2024, the Company held approximately $2.6 billion of cash and cash equivalents that were held on deposit with financial institutions or invested in highly liquid investment-grade debt instruments with a maturity of 90 days or less. Of the cash and cash equivalents, $395 million was held within the U.S. and approximately $2.2 billion was held outside of the U.S. The Company will continue to have cash requirements to support general corporate purposes, which may include working capital needs, capital expenditures, acquisitions and investments, paying interest and servicing debt, paying taxes and any related interest or penalties, funding its restructuring activities and pension plans as required, paying dividends to shareholders, repurchasing shares of the Company’s common stock and supporting other business needs.
The Company generally intends to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, the Company may also borrow under its commercial paper programs (if available) or borrow under the Company’s Credit Facility, enter into new credit facilities and either borrow directly thereunder or use such credit facilities to backstop additional borrowing capacity under its commercial paper programs (if available) and/or access the capital markets (if available). The Company also may from time to time seek to access the capital markets to take advantage of favorable interest rate environments or other market conditions. With respect to the commercial paper and any other notes scheduled to mature during the remainder of 2024, the Company expects to repay the principal amounts when due using available cash, proceeds from new issuances of commercial paper (if available), drawing on its Credit Facility and/or proceeds from other debt issuances.
While repatriation of some cash held outside the U.S. may be restricted by local laws, most of the Company’s foreign cash could be repatriated to the U.S. Following enactment of the Tax Cuts and Jobs Act and the associated Transition Tax, in general, repatriation of cash to the U.S. can be completed with no incremental U.S. tax; however, repatriation of cash could subject the Company to non-U.S. taxes on distributions. The cash that the Company’s non-U.S. subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. The income taxes, if any, that would be applicable to the repatriation of such earnings (including basis differences in our foreign subsidiaries) are not readily determinable. As of September 27, 2024, management believes that it has sufficient sources of liquidity to satisfy its cash needs, including its cash needs in the U.S.

CRITICAL ACCOUNTING ESTIMATES
The Company is supplementing the critical accounting estimates as described in the 2023 Annual Report with the following critical accounting estimate. There have been no other material changes to the Company’s critical accounting estimates as described in the 2023 Annual Report.
Acquired intangibles - The Company reviews identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment loss occurred for finite-lived intangibles requires a comparison of the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset. These analyses require management to make judgments and estimates about future revenues, expenses, market conditions and discount rates related to these assets. Indefinite-lived intangibles are subject to impairment testing at least annually or more frequently if events or changes in circumstances indicate that potential impairment exists. Determining whether an impairment loss occurred for indefinite-lived intangible assets involves calculating the fair value of the indefinite-lived intangible assets and comparing the fair value to their carrying value. If the fair value is less than the carrying value, the difference is recorded as an impairment loss. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and a charge would need to be taken against net earnings which would adversely affect the Company’s financial statements.

The Company estimates the fair value of acquired trade names through the use of a relief from royalty method, which values an indefinite-lived intangible asset by estimating the royalties saved through the ownership of an asset. Under this method, an owner of an indefinite-lived intangible asset determines the arm’s length royalty that likely would have been charged if the owner had to license the asset from a third party. The royalty rate, which is based on the estimated rate applied against forecasted sales, is tax-effected and discounted at present value using a discount rate commensurate with the relative risk of achieving the cash flow attributable to the asset. Management judgment is necessary to determine key assumptions, including revenue growth rates, perpetual revenue growth rates, royalty rates and discount rates. As further described in Note 9 to the accompanying Consolidated Condensed Financial Statements, the Company recorded a non-cash impairment charge of $222 million pretax ($169 million after-tax) for the three and nine-months ended September 27, 2024 related to an indefinite-lived trade name within the genomics consumable business included in the Life Sciences segment, which is included in selling, general and administrative expense in the Consolidated Condensed Statement of Earnings. Following this impact, if the fair value of the trade name declined by 10%, the Company estimates it would record an additional impairment charge of $51 million.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
For additional information regarding legal proceedings, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Legal Proceedings” in the Company’s 2023 Annual Report.
Consistent with SEC Regulation S-K Item 103, the Company has elected to disclose those environmental proceedings (if any) with a governmental entity as a party where the Company reasonably believes such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1 million or more.

ITEM 1A. RISK FACTORS
Information regarding risk factors can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Information Related to Forward-Looking Statements,” in Part I—Item 2 of this Report and in Part I—Item 1A of Danaher’s 2023 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
On July 16, 2013, the Company’s Board of Directors approved a repurchase program (the “Completed Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. As of September 27, 2024, no shares remained available for repurchase pursuant to the Completed Repurchase Program. On July 22, 2024, the Company’s Board of Directors approved a new repurchase program (the “New Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the New Repurchase Program, and the timing and amount of any shares repurchased under the program will be determined by members of the Company’s management based on its evaluation of market conditions and other factors. The New Repurchase Program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plans) and for other corporate purposes.
The following table presents a summary of share repurchases made during the quarter ended September 27, 2024 (all share repurchases were made under the Completed Repurchase Program):

Period	Total Number of Shares Purchased	Average Price Paid Per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 29, 2024 - July 26, 2024	2,565,239	$249.40	2,565,239	20,000,642
July 27, 2024 - August 23, 2024	—	—	—	20,000,642
August 24, 2024 - September 27, 2024	642	267.00	642	20,000,000
Total	2,565,881	$249.41	2,565,881	20,000,000
(a) Amounts exclude excise taxes and other transaction costs.

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

DANAHER CORPORATION

Date:	October 21, 2024	By:	/s/ Matthew R. McGrew
Matthew R. McGrew
Executive Vice President and Chief Financial Officer

Date:	October 21, 2024	By:	/s/ Christopher M. Bouda
Christopher M. Bouda
Vice President and Chief Accounting Officer