Form 10-K
period 2024-12-31
DANAHER CORP /DE/
filed 2025-02-20
CIK 313616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Yes   ☐     No  ☒
As of February 3, 2025, the number of shares of Registrant’s common stock outstanding was 714,709,852. The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2024 was $161.1 billion, based upon the closing price of the Registrant’s common stock as quoted on the New York Stock Exchange on such date.
 ____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the Registrant’s proxy statement for its 2025 annual meeting of shareholders to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end. With the exception of the sections of the 2025 Proxy Statement specifically incorporated herein by reference, the 2025 Proxy Statement is not deemed to be filed as part of this Form 10-K.

In this Annual Report on Form 10-K (“Annual Report”), the terms “Danaher” or the “Company” refer to Danaher Corporation, Danaher Corporation and its consolidated subsidiaries or the consolidated subsidiaries of Danaher Corporation, as the context requires. Unless otherwise indicated, all financial data in this Annual Report refer to continuing operations only.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this Annual Report, in other documents we file with or furnish to the Securities and Exchange Commission (“SEC”), in our press releases, webcasts, conference calls, materials delivered to shareholders and other communications, are “forward-looking statements” within the meaning of the U.S. federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, asset values, pricing, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, customer demand, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions and the integration thereof, divestitures, spin-offs, split-offs, initial public offerings, other securities offerings or other distributions, strategic opportunities, stock repurchases, dividends, executive compensation and potential executive stock sales or purchases; growth, declines and other trends in markets we sell into; future new or modified laws, regulations, accounting pronouncements; or public policy changes; regulatory approvals and the timing and conditionality thereof; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; future currency exchange rates and fluctuations in those rates; the potential or anticipated direct or indirect impact of public health crises, climate change, military conflicts or other man-made or natural disasters on our business, results of operations and/or financial condition; general economic and capital markets conditions; the anticipated timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that Danaher intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “assume,” “continue,” “should,” “could,” “intend,” “will,” “plan,” “aim,” “expect,” “estimate,” “project,” “target,” “can,” “may,” “possible,” “potential,” “upcoming,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the risks and uncertainties set forth below and under “Item 1A. Risk Factors” in this Annual Report.
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
Below is a summary of material risks and uncertainties we face, some of which we have experienced and any of which may occur in the future. These risks are discussed more fully in “Item 1A. Risk Factors”:
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
•Global heath crises, pandemics, epidemics or other outbreaks can adversely impact certain elements of our business and financial statements.
•Business partners and other third-parties we rely on for development, supply and/or marketing of certain products, potential products and technologies could fail to perform sufficiently.
Acquisitions, Divestitures and Investment Risks
•Any inability to consummate acquisitions at our historical rate and appropriate prices, realize the economic benefits of consummated acquisitions or, to make appropriate investments that support our long-term strategy, could negatively impact our business. Our acquisition of businesses, investments, joint ventures and other strategic relationships could also negatively impact our business and financial statements and our indemnification rights may not fully protect us from liabilities related thereto.
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
•Defects, manufacturing problems and unanticipated use or inadequate disclosure with respect to our products or services, or allegations thereof, can adversely affect our business and financial statements.
•Climate change, legal or regulatory measures to address climate change and other sustainability topics and any inability to address regulatory requirements or stakeholder expectations with respect to climate change and other sustainability topics, may negatively affect our business and financial statements.
•Our financial results are subject to fluctuations in the cost and availability of the supplies we use in, and the labor we need for, our operations, as well as adverse changes with respect to key distributors and channel partners.
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
Financial and Tax Risks
•From time to time our outstanding debt has increased significantly as a result of acquisitions, and we may incur additional debt. Such indebtedness may limit our operations and use of cash flow and negatively impact our credit ratings; and failure to comply with our indebtedness-related covenants could adversely affect our business and financial statements.
•Our business and financial statements can be adversely affected by foreign currency exchange rates, changes in our tax rates (including as a result of changes in tax laws) or income tax liabilities/assessments, the outcome of tax audits, recognition of impairment charges for our goodwill or other intangible assets and fluctuations in the cost and availability of commodities.
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
•We are subject to, or otherwise responsible for, a variety of litigation and other legal and regulatory proceedings in the course of our business that can adversely affect our business and financial statements.
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
Danaher measures its progress against these strategic priorities over the long-term based primarily on financial metrics relating to revenue growth, profitability, cash flow and capital returns, as well as certain non-financial metrics. To further the strategic objectives set forth above, the Company also acquires businesses and makes investments that either complement its existing business portfolio or expand its portfolio into new markets the Company deems attractive. Given the rapid pace of technological development and the specialized expertise typical of Danaher’s served markets, acquisitions as well as strategic alliances and investments can provide the Company access to important new technologies and domain expertise, and Danaher continues to pursue acquisition and investment opportunities within its targeted markets. The extent to which we identify, consummate and effectively integrate appropriate acquisitions and consummate appropriate investments affects our overall growth and operating results. Danaher also continually assesses the strategic fit of its existing businesses and may separate or otherwise dispose businesses based on strategic and other considerations.
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
Sales in 2024 by geographic destination (geographic destination refers to the geographic area where the final sale to the Company’s unaffiliated customer is made) as a percentage of total 2024 sales were: North America, 43% (including 42% in the United States); Western Europe, 23%; other developed markets, 5%; and high-growth markets, 29%. The Company defines North America as the United States and Canada. The Company defines high-growth markets as Eastern Europe, the Middle East, Africa, Latin America (including Mexico) and Asia (with the exception of Japan, Australia and New Zealand). The Company defines developed markets as all markets of the world that are not high-growth markets.
BIOTECHNOLOGY
The Biotechnology segment includes the bioprocessing and discovery and medical businesses and offers a broad range of equipment, consumables and services that are primarily used by customers to advance and accelerate the research, development, manufacture and delivery of biological medicines. The Company’s solutions support a broad range of biotherapeutics including monoclonal antibodies, recombinant proteins, replacement therapies such as insulin and vaccines, as well as novel cell, gene, mRNA and other nucleic acid therapies. Sales in 2024 for this segment by geographic destination (as a percentage of total 2024 sales) were: North America, 33%; Western Europe, 34%; other developed markets, 5%; and high-growth markets, 28%.
Danaher established the Biotechnology segment through the acquisition of Pall in 2015, and expanded the business through the acquisition of Cytiva in 2020.

The Biotechnology segment consists of the following businesses:
Bioprocessing—The bioprocessing business is a leading provider of technologies, consumables, services and solutions that advance, accelerate and integrate the development and manufacture of therapeutics. These therapeutics include protein-based and other biological therapies as well as a new emerging class of highly-targeted therapies such as cell and gene therapies and nucleic acid-based therapies. The business offers tools, solutions and services to support biomanufacturers across their workflows from the earliest stages of process development to large scale commercial and turn-key manufacturing. The bioprocessing business’ offering includes cell line and cell culture media development services; cell culture media, process liquids and buffers for manufacturing, chromatography resins, filtration technologies, aseptic fill finish, as well as single-use hardware and consumables and services such as the design and installation of full manufacturing suites. The bioprocessing business’ offerings in data connectivity and automation, advanced process training, process development services and equipment services are designed to help customers develop more optimized, compliant processes and ensure continuous performance. Typical users of these products and services include pharmaceutical and biopharmaceutical companies, translational medicine institutions, biotechnology companies and contract manufacturing organizations.
Discovery and Medical—The discovery and medical business is a leading provider of solutions to accelerate biotherapeutic research and discovery through high quality sample preparation and reliable diagnostic assays in addition to ensuring sterility and safety in medical liquids and gases. The business provides solutions and technologies for: lab filtration, separation and purification; lab-scale protein purification and analytical tools to support bio-molecular analysis, identification and characterization; reagents, membranes and services for diagnostic and assay development; and healthcare filtration solutions for drug delivery and patient care. Typical users of these products include professionals in the areas of academic, translational and commercial research, medical diagnostics, clinical care and biopharmaceutical development.
Customers served by the Biotechnology segment select products based on several factors, including product quality and reliability, the product’s capacity to enhance productivity and flexibility, innovation (particularly productivity and sensitivity improvements), product performance and ergonomics, access to an advanced technical expertise, service and support network and the other factors described under the heading “Competition” below. The businesses in Danaher’s Biotechnology segment market their products and services under several key brands including CYTIVA and PALL. Manufacturing facilities are located in North America, Europe and Asia. The business sells to customers through direct sales personnel and independent distributors.
LIFE SCIENCES
The Life Sciences segment offers a broad range of instruments, consumables, services and software that are primarily used by customers to study the basic building blocks of life, including DNA and RNA, nucleic acid, proteins, metabolites and cells, in order to understand the causes of disease, identify new therapies, and test and manufacture new drugs, vaccines and gene editing technologies. Additionally, the segment provides products and consumables used to filter and remove contaminants from a variety of liquids and gases in many end-market applications. Sales in 2024 for this segment by geographic destination (as a percentage of total 2024 sales) were: North America, 44%; Western Europe, 21%; other developed markets, 7%; and high-growth markets, 28%.
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
The Life Sciences segment consists of the following businesses:
Flow Cytometry and Lab Automation Solutions—The flow cytometry and lab automation solutions business offers workflow instruments and consumables that help researchers analyze genomic, protein and cellular information. Key product areas include sample preparation equipment such as centrifugation and consumables; liquid handling automation instruments and associated consumables; flow cytometry instrumentation and associated antibodies and reagents; particle counting and characterization instrumentation; and genomic sample preparation. Researchers use these products to study biological function in the pursuit of basic research, as well as therapeutic and diagnostic development. Typical users include pharmaceutical and biotechnology companies, universities, medical schools and research institutions and in some cases industrial manufacturers.
Mass Spectrometry—The mass spectrometry business is a leading global provider of high-end mass spectrometers, bioanalytical measurement systems, as well as related consumables, software and services. Mass spectrometry is a technique for identifying, analyzing and quantifying elements, chemical compounds and biological molecules, individually or in complex mixtures. The business’ mass spectrometer systems and related products are used in numerous applications such as drug discovery and clinical development of therapeutics as well as in basic research, clinical testing, food and beverage quality testing and environmental testing. Typical users of these mass spectrometry and related products include molecular biologists, bioanalytical chemists, toxicologists and forensic scientists as well as quality assurance and quality control technicians.

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
Protein Consumables—The protein consumables business, which is a leading supplier in the proteomics market, provides highly validated antibodies, reagents, biomarkers and assays to address targets in biological pathways that are critical for advancing drug discovery, life sciences research, diagnostics and drug discovery. Researchers use these products to study biological pathways critical for scientific research, diagnostics and drug discovery. Typical users of these products include scientists and researchers in academic institutions, research institutes and in pharmaceutical, biotechnology and diagnostics companies.
Filtration—The filtration, separation and purification technologies business is a leading provider of products used to remove solid, liquid and gaseous contaminants from a variety of liquids and gases, primarily through the sale of filtration consumables and associated hardware. The business’ technologies enhance the quality and efficiency of manufacturing processes and prolong equipment life in applications such as microelectronics, aircraft, oil refineries, power generation turbines and petrochemical plants. The business also serves the filtration needs of the food and beverage markets, helping customers ensure the quality and safety of their products while lowering operating costs and minimizing waste.
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
Customers served by the Life Sciences segment select products based on a number of factors, including product quality and reliability, the product’s capacity to enhance productivity, innovation (particularly productivity and sensitivity improvements), product performance and ergonomics, access to a qualified service and support network and the other factors described under the heading “Competition” below. The businesses in Danaher’s Life Sciences segment market their products and services under key brands including ABCAM, ALDEVRON, BECKMAN COULTER, GENEDATA, IDT, LEICA MICROSYSTEMS, MOLECULAR DEVICES, PALL, PHENOMENEX and SCIEX. Manufacturing facilities are located in North America, Europe and Asia. The business sells to customers through direct sales personnel and independent distributors.
DIAGNOSTICS
The Diagnostics segment offers clinical instruments, consumables, software and services that hospitals, physicians’ offices, reference laboratories and other critical care settings use to diagnose disease and make treatment decisions. Sales in 2024 for this segment by geographic destination (as a percentage of total 2024 sales) were: North America, 50%; Western Europe, 16%; other developed markets, 4%; and high-growth markets, 30%.
Danaher established the diagnostics business in 2004 through the acquisition of Radiometer and expanded the business through numerous subsequent acquisitions, including the acquisitions of Vision Systems in 2006, Beckman Coulter in 2011, Iris International and Aperio Technologies in 2012, HemoCue in 2013, Devicor Medical Products in 2014, the clinical microbiology business of Siemens Healthcare Diagnostics in 2015 and Cepheid in 2016. The Diagnostics segment consists of the clinical diagnostics businesses (consisting of the core lab - clinical, acute care diagnostics and pathology diagnostics businesses) and the molecular diagnostics business:
Core Lab - Clinical—The clinical lab business is a leading manufacturer and marketer of biomedical testing instruments, systems and related consumables that are used to evaluate and analyze samples made up of body fluids and cells. The information generated is used to diagnose disease, guide and monitor treatment and therapy, assist in managing chronic disease and assess patient status in hospital, outpatient and physicians’ office settings. The business offers instrumentation, services and related consumables in the areas of clinical chemistry, immunoassay, hematology, and microbiology. The business also offers automation systems that reduce manual operation and associated cost and errors from the pre-analytical through post-analytical stages, including sample barcoding/information tracking, centrifugation, aliquoting, storage and conveyance. These systems, along with the instruments the business provides, are controlled through laboratory-level software that enables laboratory managers to monitor samples, results and lab efficiency. Typical users of the segment’s core lab products include hospitals, physicians’ offices, reference laboratories and pharmaceutical clinical trial laboratories.

Molecular Diagnostics—The molecular diagnostics business is a leading provider of biomedical testing instruments, systems, software and related consumables that enable DNA-based testing for organisms and genetic-based diseases. These products integrate and automate the complicated and time-intensive steps associated with DNA-based testing (including sample preparation and DNA amplification and detection) to allow the testing to be performed in both laboratory and non-laboratory environments with minimal training and infrastructure. These products also include systems which commonly test for healthcare-associated infections, respiratory disease, sexual health and virology.
Acute Care Diagnostics—The acute care diagnostics business is a leading worldwide provider of instruments, software and related consumables and services that are used in both laboratory and point-of-care environments to rapidly measure critical parameters, including blood gases, electrolytes, metabolites and cardiac markers, as well as for anemia and high-sensitivity glucose testing. Typical users of these products include hospital central laboratories, intensive care units, hospital operating rooms, hospital emergency rooms, physicians’ office laboratories and blood banks.
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
Customers served by the Diagnostics segment select products based on a number of factors, including product quality and reliability, the scope of tests that can be performed, the accuracy and speed of the product, the product’s ability to enhance productivity, ease of use, total cost of ownership and access to a highly qualified service and support network as well as the other factors described under the heading “Competition” below. The businesses in Danaher’s Diagnostics segment market their products and services under key brands including BECKMAN COULTER, CEPHEID, HEMOCUE, LEICA BIOSYSTEMS, MAMMOTOME and RADIOMETER. Manufacturing facilities are located in North America, Europe, Asia and Australia. The business sells to customers primarily through direct sales personnel and, to a lesser extent, through independent distributors.
************************************

The following discussion includes information common to all of Danaher’s segments.
Materials
The Company’s manufacturing operations employ a wide variety of raw materials, including metallic-based components, electronic components, chemistries, original equipment manufacturers (“OEM”) products, plastics and other petroleum-based products. Prices of oil and gas also affect the Company’s costs for freight and utilities and have an indirect impact on the cost of other purchased materials. The Company purchases raw materials from a large number of sources around the world. No single supplier is material to the Company. For some components that require particular specifications or regulatory or other qualifications only a single supplier or a limited number of suppliers can readily provide such components. The Company utilizes a number of techniques to address potential disruption in and other risks relating to its supply chain, including in certain cases the use of safety stock, alternative materials and qualification of multiple supply sources.
During 2024, there were no material effects on the business related to the availability of raw materials. For a further discussion of risks related to the materials and components required for the Company’s operations, refer to “Item 1A. Risk Factors.”
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

Competition
Although the Company’s businesses generally operate in highly competitive markets, the Company’s competitive position cannot be determined accurately in the aggregate or by segment since none of its competitors offer all of the same product and service lines or serve all of the same markets as the Company or any of its segments. Because of the range of the products and services the Company sells and the variety of markets it serves, the Company encounters a wide variety of competitors, including well-established regional competitors, competitors who are more specialized than it is in particular markets, as well as large companies or divisions of large companies with substantial sales, marketing, research and financial capabilities. The Company is facing increased competition in a number of its served markets as a result of the entry of well-resourced companies into certain markets, the entry of competitors based in low-cost manufacturing locations, the development of competitive technologies by early-stage, emerging and other companies and increasing consolidation in particular markets. The number of competitors varies by product and service line. Management believes that the Company has a leadership position in many of the markets it serves. Key competitive factors vary among the Company’s businesses and product and service lines, but include the specific factors noted above with respect to each particular business and typically also include price, quality and safety, performance, delivery speed, application expertise, service and support, technology and innovation, distribution network, breadth of product, service and software offerings and brand name recognition. For a discussion of risks related to competition, refer to “Item 1A. Risk Factors.”
Human Capital
As of December 31, 2024, the Company had approximately 63,000 employees (whom we refer to as “associates”), of whom approximately 24,000 were employed in the North America, 20,000 in Western Europe, 3,000 in other developed markets and 16,000 in high-growth markets. Approximately 61,000 of the Company’s total employees were full-time and 2,000 were part-time employees. Of the United States employees, 250 were hourly-rated, unionized employees. Outside the United States, the Company has government-mandated collective bargaining arrangements and union contracts in certain countries, particularly in Europe where many of the Company’s employees are represented by unions and/or works councils.
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
◦Danaher’s Board of Directors reviews the Company’s human capital strategy both annually as well as in connection with significant initiatives and acquisitions, supported by the Compensation Committee’s oversight of our executive and equity compensation programs. At the management level, our Senior Vice President of Human Resources, who reports directly to our President and CEO, is responsible for the development and execution of the Company’s human capital strategy.
•Recruitment
◦As part of our commitment to the Core Value “The Best Team Wins”, we focus on identifying, attracting and recruiting talented individuals to meet our current and future business needs. We have invested in comprehensive talent acquisition capabilities across all levels of recruitment (including robust branding, labor market analytics, advanced sourcing tools, leading technology and streamlined processes).
•Engagement
◦Our engagement strategy focuses on developing the best workplace and best people leaders to meet our associates’ needs every day. Further, we believe that better associate engagement helps enable better retention and better business performance. We assess our engagement performance multiple times per year through our associate engagement surveys, which address topics such as engagement, direct supervisor effectiveness, behavior change and performance enablement, as well as through our voluntary turnover rate.

•Retention
◦Compensation and Benefits. We are committed to offering competitive compensation and benefits, tailored in form and amount to geography, industry, experience and performance and designed to attract associates, motivate and reward performance, drive growth and support retention. We have a common job architecture across our businesses to provide a standardized framework for defining jobs, job families, and career levels, and set market-aligned pay structures for each career level (adjusted as appropriate for the particular job family, industry and geography) based on a range of compensation surveys.
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
◦Talent Development and Career Mobility. Our talent development program (which is generally structured to consist of 70% on-the-job learning, 20% coaching and mentoring and 10% formal training) strives to provide every associate with appropriate development opportunities. In particular, we make training, coaching and developmental resources available to people leaders at every level to help them be effective leaders and advance their careers. We further encourage internal promotion and mobility through our Danaher Go program, which makes open positions throughout the organization visible to associates and proactively encourages our associates to seek promotional opportunities. We assess our performance in this area using metrics including internal fill rate (which tracks the percentages of open roles at particular levels filled by our own associates) as well as the percentage of eligible associates with completed talent assessments/career plans.
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
Government Contracts
Although the substantial majority of the Company’s revenue in 2024 was from customers other than governmental entities, each of Danaher’s segments has agreements relating to the sale of products to government entities. As a result, the Company is subject to various statutes and regulations that apply to companies doing business with governments. For a discussion of risks related to government contracting requirements, refer to “Item 1A. Risk Factors.” No material portion of Danaher’s business is subject to renegotiation of profits or termination of contracts at the election of a government entity.

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
Medical devices can be marketed only for the indications for which they are cleared or approved. After a device has received 510(k) clearance for a specific intended use, any change or modification that could significantly affect its safety or effectiveness, such as a significant change in the design, materials, method of manufacture or intended use, may require a new 510(k) clearance or PMA approval and payment of an FDA user fee. The determination as to whether or not a modification could significantly affect the device’s safety or effectiveness is initially left to the manufacturer using available FDA guidance; however, the FDA may review this determination to evaluate the regulatory status of the modified product at any time and may require the manufacturer to cease marketing and recall the modified device until the required 510(k) clearance or PMA approval is obtained.
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
Other Healthcare Laws
We are also subject to the U.S. Foreign Corrupt Practices Act and various healthcare related laws regulating fraud and abuse, research and development, pricing and sales and marketing practices, and the privacy and security of health information, including the U.S. federal regulations described below. Many states, foreign countries and supranational bodies have also adopted laws and regulations similar to, and in some cases more stringent than, the U.S. federal regulations discussed above and below, including the UK Bribery Act and similar anti-bribery laws.
•Many of our healthcare-related products are purchased by healthcare providers that typically bill various third-party payers, such as governmental healthcare programs (e.g., Medicare, Medicaid and comparable non-U.S. programs), private insurance plans and managed care plans, for the healthcare services provided to their patients. The ability of our customers to obtain appropriate reimbursement for products and services from third-party payers is critical because it affects which products customers purchase and the prices they are willing to pay. As a result, many of our healthcare-related products are subject to regulation regarding quality and cost by the U.S. Department of Health and Human Services (“HHS”), including the Centers for Medicare & Medicaid Services (“CMS”), as well as comparable state and non-U.S. agencies responsible for reimbursement and regulation of healthcare goods and services, including laws and regulations related to kickbacks, false claims, self-referrals and healthcare fraud. Third-party payers are increasingly reducing reimbursements for medical products and services and, in international markets, many countries have instituted price ceilings on specific products and therapies (for further discussion of governmental initiatives to reduce healthcare costs, please see “—Healthcare Reform” below). Price ceilings, decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product may reduce usage and patient demand for the product.
•The U.S. Federal Anti-Kickback Statute prohibits persons or entities from knowingly and willfully soliciting, offering, receiving or providing remuneration (including any kickback or bribe), directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made in whole or in part under a federal healthcare program, such as Medicare or Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
•The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) prohibits knowingly and willfully (1) executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private payors, or (2) falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. In addition, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, restricts the use and disclosure of patient identifiable health information, mandates the adoption of standards relating to the privacy and security of patient identifiable health information and requires the reporting of certain security breaches with respect to such information. Similar to the U.S. Federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the healthcare fraud statute implemented under HIPAA or specific intent to violate it in order to have committed a violation.
•The False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program, knowingly makes, uses or causes to be made or used, a false record or statement material to a false or fraudulent claim, or knowingly makes a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. The qui tam provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act.

•The federal Civil Monetary Penalties Law prohibits, among other things, the offering or transferring of remuneration to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of Medicare or Medicaid payable items or services.
•The Open Payments Act requires manufacturers of medical devices covered under Medicare, Medicaid or the Children’s Health Insurance Program (subject to certain exceptions) to record payments and other transfers of value to a broad range of healthcare providers and teaching hospitals and to report this data as well as ownership and investment interests held by the physicians described above and their immediate family members to HHS for subsequent public disclosure. Similar reporting requirements have also been enacted on the state level, and an increasing number of countries either have adopted or are considering similar laws requiring transparency of interactions with healthcare professionals.
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
Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for medical products. Individual states in the U.S. have also become increasingly active in implementing regulations designed to control product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing. Other countries, including China, have also introduced similar measures with the stated goals of containing healthcare costs, improving quality and/or expanding access.
Data Privacy and Security Laws
As a global organization, we are subject to data privacy and security laws, regulations, and customer-imposed controls in numerous jurisdictions as a result of having access to and processing confidential, personal and/or sensitive data in the course of our business. For example, the European Union’s General Data Protection Regulation (“GDPR”) imposes significant restrictions on how we collect, transmit, process and retain personal data, including, among other things, in certain circumstances a requirement for almost immediate notice of data breaches to supervisory authorities with significant fines for non-compliance. In the U.S., HIPAA privacy and security rules require certain of our operations to maintain controls to protect the availability and confidentiality of patient health information, individual states regulate data breach and security requirements, and multiple governmental bodies assert authority over aspects of the protection of personal privacy. State privacy laws in California impose some of the same features as the GDPR and have prompted an increasing number of other states to enact their own privacy laws. Additionally, a bipartisan bill under consideration in Congress would, if adopted, impose broad privacy requirements at the federal level. Several other countries such as China and Russia have passed, and other countries are considering passing, privacy laws that require personal data relating to their citizens to be maintained on local servers or impose significant restrictions on data transfer. For a discussion of risks related to these laws, refer to “Item 1A. Risk Factors.”
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
In addition, under U.S. laws and regulations, U.S. companies and their subsidiaries and affiliates outside the U.S. are prohibited from participating or agreeing to participate in unsanctioned foreign boycotts in connection with certain business activities, including the sale, purchase, transfer, shipping or financing of goods or services within the U.S. or between the U.S. and other countries. If we, or third parties through which we sell or provide goods or services, violate anti-boycott laws and regulations, we may be subject to civil or criminal enforcement actions and varying degrees of liability.
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

Sustainability
The Company views sustainability as a fundamental responsibility and a strategic priority. Our sustainability strategy is to help generations of our stakeholders by innovating products that improve lives and our planet, building the best team and protecting our environment. This strategy aligns with Danaher’s commitment to “Innovation at the Speed of Life,” our Core Values, as well as key UN Sustainable Development Goals (UN SDGs) under the United Nations 2030 Agenda for Sustainable Development. Our sustainability strategy is also informed by and grounded in the feedback we continually solicit from our stakeholders, including our regular sustainability prioritization assessments. Within each of the strategic elements of our sustainability program referenced above, where feasible and appropriate, we seek to quantify our performance and set goals to encourage continuous improvement.
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

ITEM 1A. RISK FACTORS
You should carefully consider the risks and uncertainties described below, together with the information included elsewhere in this Annual Report on Form 10-K and other documents we file with the SEC. We have identified the risks and uncertainties described below, some of which we have experienced and any of which may occur in the future, as material, but they are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies, such as market conditions, economic conditions, geopolitical events, changes in laws, regulations or accounting rules, fluctuations in interest rates, terrorism, wars or conflicts, major health concerns including pandemics, natural disasters or other disruptions of expected business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business and financial statements, including our results of operations, liquidity and financial condition and our stock price.
Business and Strategic Risks
Conditions in the global economy, the particular markets we serve and the financial markets can adversely affect our business and financial statements.
Our business is sensitive to general economic conditions, such as the elevated inflation and interest rates experienced in domestic and international markets in recent years as well as the market disruptions and uncertainties that have followed the recent change in administration in the U.S.. Our operational costs, including the cost of energy, materials, labor, distribution and our other operational and facilities costs are subject to market conditions, including inflationary pressures. In addition to inflation and interest rates, slower economic growth in the domestic and/or international markets, actual or anticipated default on sovereign debt, volatility in the currency and credit markets, high levels of unemployment or underemployment, labor availability constraints, reduced levels of capital expenditures, changes or anticipation of potential changes in government trade, fiscal, tax and monetary policies (including as a result of the recent change in administration in the U.S.), government stimulus measures and the anticipation thereof, changes in capital requirements for financial institutions, government budget negotiation dynamics, sequestration or government shut-downs, austerity measures and other challenges that affect economies of the world have in the past adversely affected, and may in the future adversely affect, the Company and its distributors, customers and suppliers, including having the effect of:
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
Our businesses operate in industries that are intensely competitive and have been subject to increasing consolidation. Because of the range of the products and services we sell and the variety of markets we serve, we encounter a wide variety of competitors; refer to “Item 1. Business—Competition” for additional details. In order to compete effectively, we must retain longstanding relationships with major customers and continue to grow our business by establishing relationships with new customers, continually developing new products and services to maintain and expand our brand recognition and leadership position in various product and service categories and penetrating new markets, including high-growth markets. Our ability to compete can also be impacted by changing customer preferences and requirements (for example increased demand for products incorporating digital capabilities or more environmentally-friendly products and supplier practices) as well as changes in the way healthcare services are delivered (including the movement of some care from acute to non-acute settings and increased focus on chronic disease management). Cost containment efforts by governments and the private sector, particularly in the healthcare industry, are also resulting in increased emphasis on products that reduce costs and improve efficiency and effectiveness. In addition, significant shifts in industry market share have occurred and may in the future occur in connection with product problems, safety alerts and publications about products, reflecting the competitive significance of product quality, product efficacy and quality systems in our industry. Our failure to compete effectively and/or pricing pressures resulting from competition may adversely impact our business and financial statements, and our expansion into new markets may result in greater-than-expected risks, liabilities and expenses. In addition, the Company’s competitors and customers have from time to time introduced, and may in the future introduce, private label, generic or low-cost products that compete with the Company’s products at lower price points. New, disruptive technologies may also emerge and displace the Company’s existing technologies resulting in an adverse effect on the Company’s business and financial statements.
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
The healthcare industry and related industries that we serve have undergone, and are in the process of undergoing, significant changes in an effort to reduce (and increase the predictability of) costs, including the following:
•Many of our customers, and the end-users to whom our customers supply products, rely on government funding of and reimbursement for healthcare products and services and research activities. The PPACA, healthcare austerity measures in other countries and other potential healthcare reform changes and government austerity measures have reduced and may further reduce the amount of government funding or reimbursement available to customers or end-users of our products and services and/or the volume of medical procedures using our products and services. For example, the Protecting Access to Medicare Act of 2014 (“PAMA”) introduced a multi-year pricing program for services payable under the Clinical Laboratory Fee Schedule (“CLFS”) that is designed to bring Medicare allowable amounts in line with the amounts paid by private payors. It is still unclear whether and to what extent these new rates will affect overall pricing and reimbursement for clinical laboratory testing services, but to the extent our customers conclude that Medicare reimbursement for these services is inadequate, it can in turn adversely impact the prices at which we sell our products. In addition, the Inflation Reduction Act of 2022 contains various drug price negotiation, inflationary rebate and government-established pricing provisions with varying implementation dates and subjects manufacturers who fail to adhere to the government’s interpretation of the law to penalties. The recent change in U.S. administration may also result in changes that unfavorably impact the healthcare industry and our business.
•Other countries, as well as some private payors, also control the price of healthcare products, directly or indirectly, through reimbursement, payment, pricing or coverage limitations, tying reimbursement to outcomes or (in the case of governmental entities) through compulsory licensing or limiting of intellectual property protections. For example, China has introduced programs designed to lower prices for medical products and reduce healthcare costs (including a volume-based procurement program) that have unfavorably impacted our revenues and may continue to adversely affect our business and financial statements. Global economic uncertainty or deterioration can also adversely impact government funding and reimbursement.
•Governmental and private healthcare providers and payors around the world are increasingly utilizing managed care for the delivery of healthcare services, centralizing purchasing, limiting the number of vendors that may participate in purchasing programs, forming group purchasing organizations, strategic alliances and integrated health delivery networks and pursuing consolidation to improve their purchasing leverage, using competitive bid processes to procure healthcare products and services and investing in healthcare practices to increase their control over healthcare spending. Payors are also seeking to improve price predictability in an effort to mitigate exposure to future price increases.
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
In 2024 approximately 58% of our sales from continuing operations were derived from customers outside the U.S. In addition, many of our manufacturing operations, suppliers and employees are located outside the U.S. Since our growth strategy depends in part on our ability to further penetrate markets outside the U.S. and increase the localization of our products and services, we plan to continue to increase our sales and presence outside the U.S., particularly in the high-growth markets. Our non-U.S. business (and particularly our business in high-growth markets) is subject to risks that include:
•public health crises and epidemics, such as the recent COVID-19 pandemic;
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
In 2024 we generated approximately 12% of our sales from continuing operations from China. Accordingly, political, economic, legal, compliance, social and business conditions in China generally can adversely influence our business and financial statements. Additionally, China’s government continues to play a significant role in regulating industry development by imposing sector-specific policies, and it maintains control over China’s economic growth through setting monetary policy and determining treatment of particular industries or companies. Further, considerable uncertainty exists regarding the long-term effects of the fiscal policies pursued by China as well as some of the world’s other leading economies. Uncertainty or adverse changes to conditions in China or the policies of China’s government or its laws and regulations can adversely affect the overall economic growth of China, or of the particular industries in which we participate, and can adversely affect our business and financial statements.
Our growth can suffer if the markets into which we sell our products and services decline, do not grow as anticipated or experience cyclicality.
Our growth depends in part on the growth of the markets which we serve, and visibility into our markets can be limited (particularly for markets into which we sell through distribution). Our quarterly sales and profits depend substantially on the volume and timing of orders received during the quarter, which are difficult to forecast. Any decline or lower than expected growth in our served markets can diminish demand for our products and services and adversely affect our business and financial statements. Certain of our businesses operate in industries that experience seasonality, or industries that have experienced and may continue to experience periodic, cyclical downturns. For example, demand for our molecular diagnostics products is typically heavier in anticipation of and during respiratory season, and in the past has been impacted and in the future will be impacted by the degree of severity of the flu and COVID-19 season as well as by outbreaks of other infectious diseases. Certain of our businesses have also experienced recent, cyclical dynamics as a result of factors such as inventory de-stocking, high interest rates and depressed funding levels for biotechnology companies.

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
We are in the early stages of incorporating artificial intelligence (“AI”) into our business activities and our product and service offerings. As with many innovations, AI presents risks and challenges that could adversely impact our business. The development, adoption, and use of AI technologies are still in their early stages and ineffective or inadequate AI development or deployment practices could result in unintended consequences. For example, AI algorithms may be flawed or may be based on datasets that are biased or insufficient. In addition, any disruption or failure in the AI functionality we incorporate into our business activities, products or services could adversely impact our business or result in delays or errors in our offerings. Conversely, any failure to successfully develop and deploy AI in our business activities, products and services could adversely affect our competitiveness (particularly if our competitors successfully deploy AI in their businesses, products and services), and the development and deployment of AI will require additional investment and increase our costs. There also may be real or perceived social harm, unfairness, or other outcomes that undermine public confidence in the use and deployment of AI. Any of the foregoing may result in decreased demand for our products or harm to our business, financial statements or reputation.
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
Global health crises, pandemics, epidemics or other outbreaks can adversely impact certain elements of our business and financial statements.
Our global operations expose us to risks associated with public health crises, including epidemics and pandemics such as COVID-19. The global spread of COVID-19 led to unprecedented restrictions on, and disruptions in, business and personal activities, including as a result of preventive and precautionary measures that we, other businesses, our communities and governments undertook to mitigate the spread. Any resurgence of COVID-19 (or the outbreak of any epidemic or pandemic) or the reinstatement of similar preventive measures in the future could negatively impact the economies and financial markets of the world and our business and financial statements. To the extent we develop and sell products to help epidemics or pandemics in the future, as such epidemics/pandemics evolve we may experience volatility and declines in demand that are unanticipated in timing or magnitude, which could adversely affect our business and financial statements.
Certain of our businesses rely on relationships with business partners and other third-parties for development, supply and/or marketing of certain products, potential products and technologies, and such business partners or other third-parties could fail to perform sufficiently.
For certain of our businesses, success in penetrating target markets depends in part on their ability to develop and maintain business relationships with other companies. Relying on these relationships is risky because, among other things, our business partners may (1) not devote sufficient resources to the success of our collaborations; (2) fail to obtain regulatory approvals necessary to continue the collaborations in a timely manner; (3) be acquired by other companies and terminate our partnership or become insolvent; (4) compete with us; (5) disagree with us on key details of the business relationship; (6) have insufficient capital resources; (7) fail to comply with applicable laws, regulatory requirements and/or applicable contractual obligations; and (8) terminate or decline to renew existing relationships on acceptable terms, which may require us to devote additional resources to product development and commercialization and/or cancel programs. The realization of any of these risks could adversely affect our business and financial statements.

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
As part of our business strategy, we acquire businesses, make investments and enter into joint ventures and other strategic relationships in the ordinary course, and we also from time to time complete more significant transactions; refer to “Item 7. MD&A” for additional details. Acquisitions, investments, joint ventures and strategic relationships involve a number of financial, accounting, managerial, operational, legal, compliance and other risks and challenges, including but not limited to the following, any of which can adversely affect our business and financial statements:
•businesses, technologies, services and products that we acquire or invest in sometimes under-perform relative to our expectations and the price that we paid, fail to perform in accordance with our anticipated timetable or fail to achieve and/or sustain anticipated levels of profitability;
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
•as a result of our acquisitions and investments, we have recorded significant goodwill and other assets on our balance sheet and if we are not able to realize the value of these assets, or if the value of our investments declines, we are required to incur impairment charges (See “Financial and Tax Risks—We may be required to recognize impairment charges for our goodwill and other intangible assets” for additional information);

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
We continually assess the strategic fit of our existing businesses and may divest, spin-off, split-off or otherwise dispose of businesses for strategic, financial or other reasons. Over the last several years, Danaher has separated and disposed of multiple businesses using a combination of sale, spin-off, split-off, initial public offering and other transactions (collectively, the “Dispositions”). The Dispositions and any future, similar transactions pose risks and challenges that could negatively impact our business and financial statements. For example, divestitures or other dispositions can dilute the Company’s earnings per share, have other adverse financial, tax and accounting impacts and distract management, disputes can arise with the new owners of the divested/disposed business, we may not realize some or all of the anticipated benefits from the transaction and the transaction may not yield greater net benefits to Danaher and its shareholders than if it had not occurred. In addition, we have retained responsibility for and/or have agreed to provide indemnification against some known and unknown contingent liabilities related to the businesses that were subject to the Dispositions and other businesses we or our predecessors have sold or disposed. The resolution of these contingencies has not had a material effect on our business or financial statements but there can be no assurance that this favorable pattern will continue.
In addition, with respect to the liabilities for which other parties have agreed to indemnify us in connection with the Dispositions, there can be no assurance that the indemnity rights we have against such other parties will be sufficient to protect us against the full amount of the liabilities, or that such other parties will be able to fully satisfy their respective indemnification obligations. It is also possible that a court could disregard the allocation of assets and liabilities agreed to between Danaher and such other parties and require Danaher to assume responsibility for obligations allocated to such other parties. Each of these risks could negatively affect our business and financial statements.
We could incur significant liability if our dispositions of any of Fortive Corporation, Envista Holdings Corporation or Veralto Corporation is determined to be a taxable transaction.
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
We rely on information technology systems, some of which are provided and/or managed by third-parties, to process, transmit and store electronic information (including sensitive data such as confidential business information and personal data relating to employees, customers, other business partners and patients), and to manage or support a variety of critical business processes and activities (such as receiving and fulfilling orders, billing, collecting and making payments, shipping products, providing services and support to customers and fulfilling contractual obligations). Errors, defects, security issues or other vulnerabilities in third-party technology or in the integration of third-party technology with our systems could result in errors that could harm our business. In addition, some of our remote monitoring products and services incorporate software and information technology that house personal data and some products or software we sell to customers connect to our systems for maintenance or other purposes. These systems, products and services (including those we acquire through business acquisitions) are susceptible to being damaged, disrupted or shut down due to attacks by computer hackers, computer viruses, ransomware, human error or malfeasance (including by employees), power outages, hardware failures, telecommunication or utility failures, catastrophes, war, conflicts or other unforeseen events, and in any such circumstances our system redundancy and other disaster recovery planning may be ineffective or inadequate. Certain attacks also target hardware, software and information installed, stored or transmitted in our products after such products have been purchased and incorporated into third-party products, facilities or infrastructure. Security breaches of systems provided or enabled by us, regardless of whether the breach is attributable to a vulnerability in our products or services, or security breaches of third-party suppliers we rely on to process, store or transmit electronic information, can result in the misappropriation, destruction or unauthorized disclosure of confidential information or personal data belonging to us or to our employees, partners, customers, patients or suppliers. Like most multinational corporations, our information technology systems and data have been subject to computer viruses, malicious codes, unauthorized access and other cyber-attacks and we expect the sophistication and frequency of such attacks to continue to increase. Unauthorized tampering, adulteration or interference with our products may also adversely affect product functionality and result in loss of data, risk to patient safety and product recalls or field actions. In addition, the rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks. The attacks, breaches, misappropriations and other disruptions and damage described above have the ability to interrupt our operations or the operations of our customers and partners, delay production and shipments, result in theft of our and our customers’ intellectual property and trade secrets, result in disclosure of personal data, damage customer, patient, business partner and employee relationships and our reputation and result in defective products or services, legal claims and proceedings, liability and penalties under privacy and other laws and increased costs for security and remediation, in each case resulting in an adverse effect on our business and financial statements. Our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches. In addition, any businesses that we acquire may further expose us to the risks set forth above.
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
Any inability to maintain reliable information technology systems and appropriate controls with respect to global data privacy and security requirements and prevent data breaches can result in adverse regulatory and business consequences and litigation. As a global organization, we are subject to data privacy and security laws, regulations and customer-imposed controls in numerous jurisdictions as a result of having access to and processing confidential, personal and/or sensitive data in the course of our business. For example, entities that are found to be in violation of HIPAA as the result of a breach of unsecured patient health information, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations. Failure to comply with the requirements of the GDPR and the applicable national data protection laws of the EU member states and other states subject to the GDPR may result in fines of up to €20 million or up to 4% of total worldwide annual turnover for the preceding financial year, whichever is higher, and other administrative penalties. Please see “Item 1. Business—Regulatory Matters” for additional information. Government investigations and enforcement actions can be costly and interrupt the regular operation of our business, and data breaches or violations of data privacy laws can result in civil and criminal, monetary and non-monetary penalties and damage to customer, patient, business partner and employee relationships and to our reputation, any of which may adversely affect our business and financial statements. In addition, compliance with the varying data privacy regulations across the U.S. and around the world has required significant expenditures and may require additional expenditures, and may require further changes in our products or business models that increase expenses or reduce revenue.

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
Climate change, legal or regulatory measures to address climate change and other sustainability topics and any inability on our part to address stakeholder expectations relating to climate change and other sustainability topics may negatively affect us.
Climate change resulting from increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere presents risks to our operations. Physical risk resulting from acute changes (such as hurricane, tornado, wildfire or flooding) or chronic changes (such as droughts, heat waves or sea level changes) in climate patterns can adversely impact our facilities and operations and disrupt our supply chains and distribution systems. Concern over climate change can also result in new or additional legal, regulatory or quasi-regulatory requirements designed to reduce greenhouse gas emissions, mitigate the effects of climate change on the environment (such as taxation of, or caps on the use of, carbon-based energy) and/or increase disclosures with respect thereto. Any such new or additional requirements relating to climate change or other sustainability topics may increase the costs associated with, or disrupt, sourcing, manufacturing and distribution of our products, which may adversely affect our business and financial statements. In addition, any failure to adequately address regulatory requirements (such as the new regulations certain jurisdictions have adopted relating to false or misleading claims about a company’s sustainability practices, and recent changes in U.S. federal law and policy related to diversity practices) or stakeholder expectations with respect to sustainability matters may result in penalties, loss of business, adverse reputational impacts, diluted market valuations and challenges in attracting and retaining customers and employees. For example, our ability to achieve our current and future sustainability goals is uncertain and remains subject to numerous risks, including evolving regulatory requirements and stakeholder expectations, our ability to recruit, develop and retain a diverse workforce, the availability of suppliers and other business partners that can meet our sustainability expectations, the effects of the organic and inorganic growth of our business, cost considerations, the availability of third-party performance or data beyond our control and third-party development of cost-effective technologies or resources that are made available to us and support our goals.
The manufacture of many of our products is a highly exacting and complex process, and if we directly or indirectly encounter problems manufacturing products, our business and financial statements could suffer.
The manufacture of many of our products is a highly exacting and complex process, due in part to strict regulatory requirements. Problems can arise during manufacturing for a variety of reasons, including equipment malfunction, contamination, failure to follow specific protocols and procedures, problems with raw materials or components, cyber-attacks, natural disasters and environmental factors, and if not discovered before the product is released to market can result in recalls and product liability exposure. Because of the time required to obtain approval of and licenses for certain regulated manufacturing facilities and other stringent regulations of the FDA and similar agencies regarding the manufacture of certain of our products, an alternative manufacturer is not always available on a timely basis to replace such production capacity. Any of these manufacturing problems could result in adverse impacts to our business and financial statements.

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
Our profitability could also be adversely impacted if we are unable to adjust our purchases to reflect changes in customer demand and market fluctuations, including those caused by seasonality or cyclicality. During a market upturn, suppliers from time to time extend lead times, limit supplies or increase prices. Conversely, in order to secure supplies for the production of products, we sometimes enter into noncancelable purchase commitments with vendors, which can impact our ability to adjust our inventory to reflect declining market demands. Because we cannot always immediately adapt our production capacity and related cost structures to changing market conditions, at times our manufacturing capacity has exceeded or fallen short, and may in the future exceed or fall short, of our production requirements. Any or all of these problems can result in the loss of customers or cost inefficiencies, provide an opportunity for competing products to gain market acceptance and otherwise adversely affect our business and financial statements.
Adverse changes in our relationships with, or the financial condition, performance, purchasing patterns or inventory levels of, key distributors and other channel partners can adversely affect our business and financial statements.
Certain of our businesses sell a significant amount of their products to or through key distributors and other channel partners that have valuable relationships with customers and end-users. Some of these distributors and other partners also sell our competitors’ products or compete with us directly. Adverse developments in the financial condition, performance or purchasing patterns of these distributors and partners, or consolidation of these distributors and partners, can adversely affect our business and financial statements. The levels of inventory maintained by these parties, and changes in those levels, also impacts our results of operations in any given period.
Our success depends on our ability to recruit, retain and motivate talented employees.
The market for highly skilled workers and leaders in our industries, particularly in the areas of science, technology and management, is extremely competitive and expectations from qualified talent in many areas of the labor market have evolved and escalated recently. In addition, in recent years we faced, and may continue to face, labor availability constraints and labor cost inflation in certain areas of our business. If we are less successful in our recruiting efforts, if we cannot retain and motivate highly skilled workers and key leaders, or if we experience labor disputes or unionization, our business and financial statements may be adversely affected.
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
Any of these risks can adversely impact our business and financial statements. Refer to “Business and Strategic Risks—Non-U.S. economic, political, legal, compliance, social and business factors can negatively affect our business and financial statements” for a discussion of additional risks relating to our international operations.

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
Financial and Tax Risks
From time to time our outstanding debt has increased significantly as a result of acquisitions, and we may incur additional debt in the future. Our existing and future indebtedness may limit our operations and our use of our cash flow and negatively impact our credit ratings; and any failure to comply with the covenants that apply to our indebtedness could adversely affect our business and financial statements.
As of December 31, 2024, we had approximately $16.0 billion in outstanding indebtedness. In addition, we had the ability to incur approximately $4.0 billion of additional indebtedness in direct borrowings or under our outstanding commercial paper facilities based on the amounts available under our credit facilities that were not being used to backstop outstanding commercial paper balances. From time to time our outstanding debt has increased significantly as a result of acquisitions, and we may incur additional debt in the future. Our debt level and related debt service obligations can have negative consequences, including (1) requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our debt, which reduces the funds we have available for other purposes such as acquisitions and other investments; (2) reducing our flexibility in planning for or reacting to changes in our business and market conditions; and (3) exposing us to interest rate risk on any variable rate debt we may issue, particularly in light of increases in interest rates. If our credit ratings are downgraded or put on watch for a potential downgrade, we may not be able to sell additional debt securities or borrow money in the amounts, at the times or interest rates or upon the more favorable terms and conditions that might be available if our current credit ratings were maintained.

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
As of December 31, 2024, the net carrying value of our goodwill and other intangible assets totaled approximately $59.1 billion. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of our assets, changes in the structure of our business, divestitures, market capitalization declines, or increases in associated discount rates can impair our goodwill and other intangible assets. In 2024 and prior periods, we recognized impairment charges relating to certain non-goodwill intangible assets, and in the future, we could recognize charges related to the impairment of goodwill or other intangible assets. Any such impairment charges adversely affect our financial statements in the periods recognized.
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
Legislative bodies and government agencies in the U.S. and other countries as well as the Organisation for Economic Co-operation and Development (“OECD”) have focused on issues related to the taxation of multinational corporations. One example is in the area of “base erosion and profit shifting,” for which the OECD has released several components of its comprehensive plan (e.g. the Pillar Two 15% global minimum tax framework) that have been adopted and expanded by many taxing authorities to address perceived tax abuse and inconsistencies between tax jurisdictions. As a result, the tax laws in the U.S. and other countries in which we do business could change on a prospective or retroactive basis, and any such changes could adversely affect our business and financial statements.

Military conflicts (such as the conflicts between Russia and Ukraine and in the Middle East) can adversely affect our business and financial statements.
Military conflicts (such as the conflicts between Russia and Ukraine and in the Middle East) can adversely affect our business and financial statements. For example, consequences of the conflict between Russia and Ukraine have included sanctions, embargoes, regional instability, geopolitical shifts and adverse impacts on energy supplies and prices, and such conflict or other conflicts may cause similar adverse effects in the future. In addition to suspending sales prohibited by sanctions, the Company has suspended the shipment of products to Russia with the exception of products for the purposes of diagnosing and treating patients and producing vaccines and therapeutics. Military conflicts also heighten other risks disclosed in this Annual Report, any of which can adversely affect our business and financial statements. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including increased inflation, constraints on the availability of commodities, supply chain disruption and decreased business spending; disruptions to our or our business partners’ global technology infrastructure, including through cyber-attack or cyber-intrusion; adverse changes in international trade policies and relations; claims, litigation and regulatory enforcement; potential retaliatory actions by governments against companies, such as nationalization of foreign businesses; adverse impacts on our ability to implement and execute our business strategy; terrorist activities; our exposure to foreign currency fluctuations; reputational risk; and constraints, volatility, or disruption in the capital markets.
In 2024, Russia, Ukraine and Israel sales combined accounted for less than 1% of the Company’s sales.
Legal, Regulatory, Compliance and Reputational Risks
Significant developments or changes in national laws or policies to protect or promote domestic interests and/or address foreign competition can have an adverse effect on our business and financial statements.
Significant developments or changes in national laws or policies to protect or promote domestic interests and/or address foreign competition, including laws and policies in areas such as trade, manufacturing, government purchasing, healthcare, intellectual property and investment/development, can adversely affect our business and financial statements. For example, certain governments have implemented policies to induce “re-shoring” of supply chains, reduce reliance on imported supplies and promote national production. The Chinese government has issued a series of policies in the past several years to promote the development and use of local medical devices. In addition, in recent years the U.S. has increased tariffs on certain imported goods and trade tensions between China and other countries (including the U.S.) have escalated, with countries imposing significant additional tariffs on a wide range of imported goods. Following the recent change of administration in the U.S., new tariffs have been implemented and have prompted retaliatory tariffs by certain countries, further tariffs my follow and the risks noted above have increased. The full impact of these tariffs on the Company and our business partners remains uncertain.
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
In addition to the environmental, health, safety, healthcare, medical device, anticorruption, data privacy, artificial intelligence, sustainability and other regulations noted elsewhere in this Annual Report, our businesses are subject to extensive regulation by U.S. and non-U.S. governmental and self-regulatory entities at the supranational, federal, state, local and other jurisdictional levels, including for example the following:

•We are required to comply with various import laws and export control and economic sanctions laws, which may affect our transactions with certain customers, business partners and other persons and dealings between our employees and between our subsidiaries. Compliance with the various import laws that apply to our businesses can restrict our access to, and increase the cost of obtaining, certain products and at times can interrupt our supply of imported inventory. In addition, we sell and provide products and technology to third parties, such as agents, representatives and distributors, who may export such items to end-users. If we or any of these third parties do not comply with applicable export or import laws we may incur liability. In addition, from time to time, certain of our subsidiaries have limited business dealings in countries subject to comprehensive sanctions. These business dealings represent an insignificant amount of our consolidated revenues and income but expose us to a heightened risk of violating applicable sanctions regulations. We have established policies and procedures designed to help ensure compliance with such laws and regulations but there can be no assurance that the policies and procedures have prevented and will prevent violations of these regulations, and any such violation can adversely affect our business and financial statements.
•We also have agreements to sell products and services to government entities as well as agreements relating to government financing, as discussed above (less than 5% of our 2024 sales were made to the U.S. federal government). The laws governing government contracts differ from the laws governing private contracts; for example, our government contracts are in some cases subject to termination, reduction or modification at the convenience of the government or in the event of changes in government requirements, reductions in federal spending and other factors. Government contracts that have been awarded to us following a bid process can become the subject of a bid protest by a losing bidder, which could result in loss of the contract. We are also subject to investigation and audit for compliance with the requirements governing government contracts.
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
We are subject to or otherwise responsible for a variety of litigation and other legal and regulatory proceedings in the course of our business (or related to the business operations of previously owned entities), including claims or counterclaims for damages arising out of the use of products or services and claims relating to intellectual property matters, employment matters, tax matters, commercial disputes, breach of contract claims, competition and sales and trading practices, environmental matters, personal injury, insurance coverage, securities matters, fiduciary duties and acquisition or divestiture-related matters, as well as regulatory subpoenas, requests for information, investigations and enforcement. We also from time to time become subject to lawsuits as a result of acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, businesses divested by us or our predecessors. The types of claims made in lawsuits include claims for compensatory damages, punitive and consequential damages (and in some cases, treble damages) and/or injunctive relief. The defense of these lawsuits can divert our management’s attention, we from time to time incur significant expenses in defending these lawsuits, and we can be required to pay damage awards or settlements or become subject to equitable remedies that adversely affect our business and financial statements. Moreover, any insurance or indemnification rights that we have may be insufficient or unavailable to protect us against such losses. Because most contingencies are resolved over long periods of time, new developments (including litigation developments, the discovery of new facts, changes in legislation and outcomes of similar cases), changes in assumptions or changes in the Company’s strategy in any given period can require us to adjust the loss contingency estimates that we have recorded in our financial statements, record estimates for liabilities or assets previously not susceptible of reasonable estimates or pay cash settlements or judgments. Any of these developments can adversely affect our business and financial statements in any particular period. There can be no assurance that our liabilities in connection with current and future litigation and other legal and regulatory proceedings will not exceed our estimates or adversely affect our financial statements and business. However, based on our experience, information and applicable law as of the date of this Annual Report, we do not believe that it is reasonably possible that any amounts we may be required to pay in connection with litigation and other legal and regulatory proceedings in excess of our reserves as of December 31, 2024 will have a material effect on our business or financial statements.
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
Certain of our products are medical devices and other products that are subject to regulation by the FDA, by other federal and state governmental agencies, by comparable agencies of other countries and regions, by certain accrediting bodies and by regulations governing hazardous materials and drugs-of-abuse (or the manufacture and sale of products containing any such materials). The global healthcare regulatory environment has become increasingly stringent and unpredictable. Several countries that did not have regulatory requirements for medical devices have established such requirements in recent years, and other countries have expanded, or plan to expand, their existing regulations. For example, expanded FDA regulation of laboratory-developed tests (i.e., diagnostic assays developed and produced by clinical laboratories) may delay and add to the cost of commercialization of these products, as well as subject us to additional regulatory requirements. Please see “Item 1. Business—Regulatory Matters” for more information. Failure to meet these requirements can adversely impact our business and financial statements in the applicable geographies.
To varying degrees, these regulators require us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing, distribution and post-marketing surveillance of our products. We cannot guarantee that we will be able to obtain regulatory clearance (such as 510(k) clearance) or approvals for our new products or modifications to (or additional indications or uses of) existing products within our anticipated timeframe or at all, and if we do obtain such clearance or approval it may be time-consuming, costly and subject to restrictions. Our ability to obtain such regulatory clearances or approvals will depend on many factors, for example our ability to obtain the necessary clinical trial results, and the process for obtaining such clearances or approvals could change over time and may require the withdrawal of products from the market until such clearances are obtained. Even after initial regulatory clearance or approval, we are subject to periodic inspection by these regulatory authorities, and when safety issues arise we can be required to amend conditions for use of a product, such as providing additional warnings on the product’s label or narrowing its approved intended use, which could reduce the product’s market acceptance. We are also subject to various laws regulating fraud and abuse, research and development, pricing and sales and marketing practices, the privacy and security of health information as well as manufacturing and quality standards, including the federal regulations described in “Item 1. Business—Regulatory Matters.”
Government authorities have in the past and may in the future conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law. Failure to obtain required regulatory clearances or approvals before marketing our products (or before implementing modifications to or promoting additional indications or uses of our products), other violations of laws or regulations, failure to remediate inspectional observations to the satisfaction of these regulatory authorities, real or perceived efficacy or safety concerns or trends of adverse events with respect to our products (even after obtaining clearance for distribution) and unfavorable or inconsistent clinical data from existing or future clinical trials can lead to FDA Form 483 Inspectional Observations, warning letters, notices to customers, declining sales, loss of customers, loss of market share, remediation and increased compliance costs, recalls, seizures of adulterated or misbranded products, fines, expenses, injunctions, civil penalties, criminal penalties, consent decrees, administrative detentions, refusals to permit importations, partial or total shutdown of production facilities or the implementation of operating restrictions, narrowing of permitted uses for a product, refusal of the government to grant 510(k) clearance, suspension or withdrawal of approvals, pre-market notification rescissions and other adverse effects referenced under the risk factor titled “Our businesses are subject to extensive regulation; failure to comply with those regulations could adversely affect our business and financial statements.” Further, defending against any such actions can be costly and time-consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions brought against us, our business may be impaired. Ensuring that our operations and business arrangements with third parties comply with applicable laws and regulations also involves substantial costs.

Our products can be subject to human clinical trials, the results of which may be unexpected, or perceived as unfavorable by the market, and could adversely affect our business and financial statements.
As a part of the regulatory process of obtaining marketing clearance for certain new products and new indications for certain existing products, we conduct and participate in clinical trials with a variety of study designs, patient populations and trial endpoints. Unexpected or inconsistent clinical data from existing or future clinical trials, or a regulator’s or market perception of these clinical data, can adversely impact our ability to obtain product approvals, our position in, and share of, the markets in which we participate and our business and financial statements. In addition, our products and services may support or be used in connection with customer products that are subject to clinical trials, and adverse results in any such clinical trials may adversely affect future demand for our products and services.
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
In addition, we from time to time incur costs related to remedial efforts or alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices. We are also from time to time party to personal injury, property damage or other claims brought by private parties alleging injury or damage due to the presence of or exposure to hazardous substances. We can also become subject to additional remedial, compliance or personal injury costs due to future events such as changes in existing laws or regulations, changes in agency direction or enforcement policies, developments in remediation technologies, changes in the conduct of our operations and changes in accounting rules. There can be no assurance that our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our reputation and financial statements or that we will not be subject to additional claims for personal injury or remediation in the future based on our past, present or future business activities. However, based on the information we have as of the date of this Annual Report we do not believe that it is reasonably possible that any amounts we may be required to pay in connection with environmental matters in excess of our reserves as of December 31, 2024, will have a material effect on our business or financial statements.

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

ITEM 1C. CYBERSECURITY
Cybersecurity Strategy and Risk Management
Danaher’s cybersecurity strategy and risk management program focuses on seeking to maintain a secure environment for our data that complies with applicable legal requirements and effectively supports our business objectives and customer needs. Our commitment to cybersecurity emphasizes cultivation of a security-minded culture through education and training, and a programmatic and layered approach to prevention and detection of, and response to, cybersecurity threats. Key elements of our program for identifying, assessing and managing material risks from cybersecurity threats are described below.
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
We strive to implement and maintain layered controls designed to prevent and, where necessary, detect and respond to cybersecurity threats. Our physical controls are designed to restrict access to locations that house significant physical information technology assets. Our technical preventive controls include access restrictions and network security technologies. Our notification policies and processes are designed to have notifications and alerts escalated to the appropriate personnel on a timely basis to support effective review, response and compliance with legal requirements. In addition to event-specific notifications, data is aggregated and compiled on a regular basis to support the identification of trends and effective program review and oversight. We also recognize that Danaher is exposed to cybersecurity risks that affect third parties whom we rely on to process, store or transmit our electronic information. To manage these risks, we maintain technical security controls as well as processes designed to facilitate Danaher’s identification of third-party cybersecurity risks.

Key elements of Danaher’s annual Enterprise Risk Management (“ERM”) program include an inventory and classification of key risk areas and topics; a methodology for scoring risks based on the risk’s probability, severity and velocity of impact, and for trending key risks; and a framework for developing and implementing countermeasures for key risks. Information technology/cybersecurity is one of five topical areas required to be addressed as part of the annual ERM program. IT and cybersecurity risks are required to be scored using the same methodology applied to all other risk categories, which facilitates an evaluation of the significance and prioritization of cyber-related risks relative to wider business risks. In addition, Danaher policy requires the reporting of certain cybersecurity incident data to Danaher’s Risk Committee (comprising senior members of the legal, finance, internal audit and compliance functions) for consideration as part of the ERM process. Members of the Danaher Risk Committee present annually to the Danaher Board of Directors a report on the results of the ERM process, including with respect to information technology and cybersecurity risks. As part of our cybersecurity risk management program, we also maintain cyber insurance in amounts and subject to coverage terms that are typical for companies of our type and size. However, such insurance may not be sufficient in type or amount to cover us against damages incurred or claims related to security breaches, cyber-attacks and other related breaches.
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

ITEM 2. PROPERTIES
As of December 31, 2024, the Company had facilities in over 50 countries, including approximately 191 significant administrative, sales, research and development, manufacturing and distribution facilities. 79 of these facilities are located in the United States in over 20 states and 112 are located outside the United States, primarily in Europe, and to a lesser extent in Asia, Australia, Canada and South America. Refer to the Consolidated Financial Statements included in this Annual Report for additional information with respect to the Company’s lease commitments.

ITEM 3. LEGAL PROCEEDINGS
For information regarding legal proceedings, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Legal Proceedings” in this Report.
Consistent with SEC Regulation S-K Item 103, we have elected to disclose those environmental proceedings (if any) with a governmental entity as a party where the Company reasonably believes such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1 million or more.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Set forth below are the names, ages, positions and experience of Danaher’s executive officers as of February 3, 2025. All of Danaher’s executive officers hold office at the pleasure of Danaher’s Board of Directors. Unless otherwise stated, the positions indicated are Danaher positions.

Name	Age	Position	Officer Since
Steven M. Rales	73	Chairman of the Board	1984
Mitchell P. Rales	68	Chairman of the Executive Committee	1984
Rainer M. Blair	60	President and Chief Executive Officer	2014
Matthew R. McGrew	52	Executive Vice President and Chief Financial Officer	2019
Christopher P. Riley	51	Executive Vice President	2024
Julie Sawyer Montgomery	52	Executive Vice President	2024
Georgeann F. Couchara	48	Senior Vice President – Human Resources	2022
Brian W. Ellis	58	Senior Vice President – General Counsel	2016
R. Bradley Gray	48	Senior Vice President – Strategic Development	2024
Jose-Carlos Gutierrez-Ramos	62	Senior Vice President – Chief Science Officer	2020
Daniel A. Raskas	58	Senior Vice President – Corporate Development	2004
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
Julie Sawyer Montgomery has served as Executive Vice President since July 2024 after serving as Vice President – Group Executive of Danaher’s Diagnostics subsidiary from January 2023 to June 2024 and President of Danaher’s Beckman Coulter Diagnostics subsidiary from January 2020 to December 2022.
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
Brian W. Ellis has served as Senior Vice President – General Counsel since joining Danaher in January 2016.
R. Bradley Gray has served as Senior Vice President – Strategic Development since joining Danaher in September 2024. Prior to joining Danaher, Mr. Gray served as President and CEO, and as a member of the board of directors, of NanoString Technologies, Inc., a biotechnology company, from 2010 to May 2024. NanoString filed for bankruptcy in February 2024.
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
Daniel A. Raskas has served as Senior Vice President – Corporate Development since 2010.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the symbol DHR. As of February 3, 2025, there were 2,076 holders of record of Danaher’s common stock.
Any future payments of dividends on the Company’s common stock will be determined by Danaher’s Board of Directors and will depend on business conditions, Danaher’s earnings and other factors Danaher’s Board deems relevant.
Issuer Purchases of Equity Securities
On July 16, 2013, the Company’s Board of Directors approved a repurchase program (the “Completed Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. As of December 31, 2024, no shares remained available for repurchase pursuant to the Completed Repurchase Program. On July 22, 2024, the Company’s Board of Directors approved a new repurchase program (the “New Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the New Repurchase Program, and the timing and amount of any shares repurchased under the program will be determined by members of the Company’s management based on its evaluation of market conditions and other factors. The New Repurchase Program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plans) and for other corporate purposes.
The following table presents a summary of share repurchases made during the quarter ended December 31, 2024 (all share repurchases were made under the New Repurchase Program):

Period	Total Number of Shares Purchased	Average Price Paid Per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 28, 2024 - October 25, 2024	—	$—	—	20,000,000
October 26, 2024 - November 22, 2024	—	—	—	20,000,000
November 23, 2024 - December 31, 2024	3,485,086	231.99	3,485,086	16,514,914
Total	3,485,086	$231.99	3,485,086	16,514,914
(a) Amounts exclude excise taxes and other transaction costs.
The Company expects to fund any future stock repurchases using the Company’s available cash balances or proceeds from the issuance of debt. Refer to Note 18 to the Consolidated Financial Statements included in this Annual Report for additional discussion of the Company’s common stock repurchase program. The Company repurchased shares of Company common stock during 2024 and 2022 as described in Note 18. Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during 2023.
Recent Issuances of Unregistered Securities
None

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide material information relevant to an assessment of Danaher’s financial condition and results of operations, including an evaluation of the amounts and certainty of cash flows from operations and from outside sources. The MD&A is designed to focus specifically on material events and uncertainties known to management that are reasonably likely to cause reported financial information not to be necessarily indicative of future operating results or of future financial condition. This includes descriptions and amounts of matters that have had a material impact on reported operations, as well as matters that are reasonably likely based on management’s assessment to have a material impact on future operations. The Company’s MD&A is divided into five sections:
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Estimates
•New Accounting Standards
This discussion and analysis should be read together with Danaher’s audited financial statements and related Notes thereto as of December 31, 2024 and 2023 and for each of the three years in the period ended December 31, 2024 included in this Annual Report. Management's discussion and analysis of financial condition and results of operations for 2022 is included in Item 7 of the Company’s Annual Report on Form 10-K with respect to the year ended December 31, 2023 filed with the Securities and Exchange Commission, and should be referred to for information regarding that period.
Unless otherwise indicated, all financial results in this report refer to continuing operations.
OVERVIEW
General
Refer to “Item 1. Business—General” for a discussion of Danaher’s strategic objectives and methodologies for delivering long-term shareholder value. Danaher is a multinational business with global operations. During 2024, approximately 58% of Danaher’s sales were derived from customers outside the United States. As a diversified, global business, Danaher’s operations are affected by worldwide, regional and industry-specific economic, political and geopolitical factors. Danaher’s geographic and industry diversity, as well as the range of its products and services, help mitigate the impact of any one industry or the economy of any single country, other than the United States, on its consolidated operating results. The Company’s individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.
As a result of the Company’s geographic and industry diversity, the Company faces a variety of opportunities and challenges, including rapid technological development (particularly with respect to computing, automation, artificial intelligence, mobile connectivity and digitization) in most of the Company’s served markets, the expansion and evolution of opportunities in high-growth markets, trends and costs associated with a global labor force, consolidation of the Company’s competitors and regulatory changes. The Company operates in a highly competitive business environment in most markets, and the Company’s long-term growth and profitability will depend in particular on its ability to expand its business in high-growth geographies and higher-growth market segments, identify, consummate and integrate appropriate acquisitions and identify and consummate appropriate investments and strategic partnerships, develop innovative and differentiated new products and services with higher gross profit margins, expand and improve the effectiveness of the Company’s sales force, continue to reduce costs and improve operating efficiency and quality, and effectively address the demands of an increasingly regulated global environment. The Company is making significant investments, organically and through acquisitions and investments, to address the rapid pace of technological change in its served markets and to globalize its manufacturing, research and development and customer-facing resources (particularly in high-growth markets) in order to be responsive to the Company’s customers throughout the world and improve the efficiency of the Company’s operations.
Business Performance
Consolidated revenues for the year ended December 31, 2024 were flat and core sales decreased 1.5% as compared to 2023. Acquisitions contributed 2.0% to sales in 2024 compared to 2023, and were largely offset by core revenue declines led by the Biotechnology segment, and to a lesser extent the Life Sciences segment, partially offset by higher core sales in the Diagnostics segment. The impact of currency translation decreased reported sales by 0.5% in 2024 compared to 2023. For the definition of “core sales” refer to “—Results of Operations” below.

Geographically, the Company’s sales in developed markets in 2024 increased 2% compared to 2023 driven primarily by increased sales in North America. For the same period, core sales in developed markets were essentially flat, primarily due to increased core sales in North America offset by decreased core sales in Western Europe. Increased demand in the Diagnostics segment, offset by decreased demand in the Biotechnology and Life Sciences segments, contributed to the year-over-year flat core sales growth in developed markets. For the same period, sales in high-growth markets decreased year-over-year by 4% and core sales in high-growth markets decreased at a mid-single digit rate, due primarily to low double-digit core revenue declines in China. The decline in core sales in high-growth markets was primarily driven by lower demand across all segments, due to weakness in capital spending and generally lower underlying activity levels. High-growth markets represented approximately 29% of the Company’s total sales in 2024.
The Company’s net earnings from continuing operations for the year ended December 31, 2024 totaled approximately $3.9 billion, compared to approximately $4.2 billion for the year ended December 31, 2023. Net earnings attributable to common stockholders for the year ended December 31, 2024 totaled approximately $3.9 billion or $5.29 per diluted common share compared to approximately $4.7 billion or $6.38 per diluted common share for the year ended December 31, 2023. 2024 intangible asset impairments and increased operating expenses, net of increased other income, drove the year-over-year decline in net earnings from continuing operations and diluted net earnings per common share from continuing operations. In addition to the above factors, net earnings from discontinued operations for 2024 compared with 2023 contributed to the lower net earnings attributable to common stockholders in 2024. Refer to “—Results of Operations” for further discussion of the year-over-year changes in net earnings and diluted net earnings per common share for the years ended December 31, 2024 and 2023. In response to current economic conditions, the Company expects to review and adjust its cost structure. In the first quarter of 2025, the Company commenced an initiative to identify productivity improvement and cost savings opportunities that we anticipate would generate annual pre-tax savings of at least $150 million. The Company expects these opportunities to be broad-based, including opportunities within China and the Diagnostics segment.
Acquisitions
During 2024, the Company acquired 3 businesses for total consideration of $558 million in cash, net of cash acquired. The businesses acquired complement existing units of the Company’s Life Sciences segment. The Company preliminarily recorded an aggregate of $305 million of goodwill related to these acquisitions.
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
References to sales or operating profit attributable to acquisitions or acquired businesses refer to sales or operating profit, as applicable, from acquired businesses recorded prior to the first anniversary of the acquisition less any sales and operating profit, during the applicable period, attributable to divested product lines not considered discontinued operations. The portion of revenue attributable to currency translation is calculated as the difference between:
•the period-to-period change in revenue (as defined above); and
•the period-to-period change in revenue (as defined above) after applying current period foreign exchange rates to the prior year period.

Core sales growth (decline) should be considered in addition to, and not as a replacement for or superior to, sales, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting this non-GAAP financial measure provides useful information to investors by helping identify underlying growth trends in Danaher’s business and facilitating comparisons of Danaher’s revenue performance with its performance in prior and future periods and to Danaher’s peers. Management also uses this non-GAAP financial measure to measure the Company’s operating and financial performance and as one of the performance measures in the Company’s executive short-term cash incentive program. The Company excludes the effect of currency translation from this measure because currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends, and excludes the effect of acquisitions and divestiture-related items because the nature, size, timing and number of acquisitions and divestitures can vary dramatically from period-to-period and between the Company and its peers and can also obscure underlying business trends and make comparisons of long-term performance difficult.
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
Sales Growth (Decline) and Core Sales Decline

	2024 vs. 2023	2023 vs. 2022
Total sales growth (decline) (GAAP)	—%	(10.5)%
Impact of:
Acquisitions	(2.0)%	(0.5)%
Currency exchange rates	0.5%	1.0%
Core sales decline (non-GAAP)	(1.5)%	(10.0)%
2024 Sales Compared to 2023
Total sales were flat on a year-over-year basis in 2024 as sales from acquired businesses, which increased reported sales by 2.0%, were largely offset by a 1.5% decrease in core sales resulting from the factors discussed below by segment. The impact of changes in currency exchange rates decreased reported sales by 0.5% on a year-over-year basis in 2024 primarily due to the impact of the strengthening of the U.S. dollar against most other major currencies in 2024. Price increases contributed 1.0% to sales growth on a year-over-year basis and are reflected as a component of core sales decline above.
Operating Profit Performance
Operating profit margins decreased 140 basis points from 21.8% for the year ended December 31, 2023 to 20.4% for the year ended December 31, 2024. The following factors impacted year-over-year operating profit margin comparisons.
2024 vs. 2023 operating profit margin comparisons were unfavorably impacted by:
•The incremental dilutive effect in 2024 of acquired businesses - 85 basis points
•2024 impairment charges related to a trade name in each of the Life Sciences and Diagnostics segments, net of 2023 impairment charges related to technology-based intangible assets in the Diagnostics segment and technology-based intangible assets and other assets in the Biotechnology segment. Refer to Note 10 to the accompanying Consolidated Financial Statements for additional information regarding the impairments - 75 basis points
•Full year 2024 loss on the termination of a commercial arrangement in the Diagnostics segment - 25 basis points
•2023 gain from the resolution of a litigation contingency in the Life Sciences segment - 5 basis points
2024 vs. 2023 operating profit margin comparisons were favorably impacted by:
•Acquisition-related transaction costs deemed significant, settlement of pre-acquisition share-based payment awards and fair value adjustments to inventory in 2023, net of acquisition-related fair value adjustment to inventory in 2024, in each case related to the acquisition of Abcam plc (“Abcam”) - 30 basis points
•Increased leverage and productivity in the Company’s operational and administrative cost structure, net of lower 2024 core sales and the impact of product mix - 20 basis points

Business Segments
Sales by business segment for the years ended December 31 are as follows ($ in millions):

	2024	2023	2022
Biotechnology	$6,759	$7,172	$8,758
Life Sciences	7,329	7,141	7,036
Diagnostics	9,787	9,577	10,849
Total	$23,875	$23,890	$26,643
For information regarding the Company’s sales by geographical region, refer to Note 5 to the Consolidated Financial Statements.

BIOTECHNOLOGY
The Biotechnology segment includes the bioprocessing and discovery and medical businesses and offers a broad range of equipment, consumables and services that are primarily used by customers to advance and accelerate the research, development, manufacture and delivery of biological medicines. The Company’s solutions support a broad range of biotherapeutics including monoclonal antibodies, recombinant proteins, replacement therapies such as insulin and vaccines, as well as novel cell, gene, mRNA and other nucleic acid therapies.
Biotechnology Selected Financial Data

	Year Ended December 31
($ in millions)	2024	2023	2022
Sales	$6,759	$7,172	$8,758
Operating profit	1,685	1,909	3,008
Depreciation	151	162	190
Amortization of intangible assets	863	864	812
Operating profit as a % of sales	24.9%	26.6%	34.3%
Depreciation as a % of sales	2.2%	2.3%	2.2%
Amortization as a % of sales	12.8%	12.0%	9.3%
Sales Decline and Core Sales Decline

	2024 vs. 2023	2023 vs. 2022
Total sales decline (GAAP)	(6.0)%	(18.0)%
Impact of:
Currency exchange rates	1.5%	—%
Core sales decline (non-GAAP)	(4.5)%	(18.0)%
2024 Sales Compared to 2023
Price increases in the segment contributed 2.5% to sales growth on a year-over-year basis during 2024 as compared with 2023 and are reflected as a component of core sales above.
During 2024, total Biotechnology segment sales decreased 6.0% primarily as a result of decreased core sales in the bioprocessing business, and to a lesser extent the impact of currency exchange rates. Total segment core sales decreased across most major geographic regions, including weak demand in China as customers were cautious with their investments. Year-over-year core sales in the bioprocessing business decreased as core sales declines in the first half of the year more than offset core sales growth in the second half. The revenue decline in the first half of the year was primarily due to lower demand as customers reduced their inventory levels. The bioprocessing business returned to core growth in the second half of 2024 primarily driven by improved consumables demand, primarily in North America and Europe. Core sales in the discovery and medical business decreased year-over-year due primarily to lower demand for equipment, partially offset by an increase in demand for consumables.

Operating Profit Performance
Operating profit margins declined 170 basis points during 2024 as compared to 2023. The following factors impacted year-over-year operating profit margin comparisons.
2024 vs. 2023 operating profit margin comparisons were unfavorably impacted by:
•Lower 2024 core sales, reduced leverage in the segment’s operational and administrative cost structure and the impact of product mix, net of 2023 inventory write-offs - 245 basis points
2024 vs. 2023 operating profit margin comparisons were favorably impacted by:
•2023 impairment charges related to technology-based intangible assets and other assets - 75 basis points
Amortization of intangible assets as a percentage of sales increased in 2024 as compared with 2023 due to the decrease in sales and relatively consistent amortization expense year-over-year.

LIFE SCIENCES
The Life Sciences segment offers a broad range of instruments, consumables, services and software that are primarily used by customers to study the basic building blocks of life, including DNA and RNA, nucleic acid, proteins, metabolites and cells, in order to understand the causes of disease, identify new therapies, and test and manufacture new drugs, vaccines and gene editing technologies. Additionally, the segment provides products and consumables used to filter and remove contaminants from a variety of liquids and gases in many end-market applications.
Life Sciences Selected Financial Data

	Year Ended December 31
($ in millions)	2024	2023	2022
Sales	$7,329	$7,141	$7,036
Operating profit	879	1,209	1,414
Depreciation	167	129	112
Amortization of intangible assets	576	429	419
Operating profit as a % of sales	12.0%	16.9%	20.1%
Depreciation as a % of sales	2.3%	1.8%	1.6%
Amortization as a % of sales	7.9%	6.0%	6.0%
Sales Growth and Core Sales (Decline) Growth

	2024 vs. 2023	2023 vs. 2022
Total sales growth (GAAP)	2.5%	1.5%
Impact of:
Acquisitions	(6.0)%	(1.5)%
Currency exchange rates	1.5%	1.0%
Core sales (decline) growth (non-GAAP)	(2.0)%	1.0%
2024 Sales Compared to 2023
Price increases in the segment contributed 1.0% to sales growth on a year-over-year basis during 2024 as compared with 2023 and are reflected as a component of core sales above.
During 2024, total Life Sciences segment sales increased 2.5% primarily as a result of acquisitions, partially offset by decreased core sales and to a lesser extent the impact of currency exchange rates. The decrease in core sales was led by China and Western Europe. Core sales declined year-over-year in the mass spectrometry and flow cytometry and lab automation solutions businesses primarily as a result of weaker demand for equipment, partially offset by increased demand for consumables and service. Core sales declined year-over-year in the microscopy business across most major end-markets. Core sales in the filtration business increased year-over-year driven by increased core sales from aerospace customers, partially offset by decreased core sales from food and beverage customers. Core sales declined year-over-year in the genomics consumables business across most product lines, led by lower core sales in the gene reading and plasmids product lines.

Operating Profit Performance
Operating profit margins declined 490 basis points during 2024 as compared to 2023. The following factors impacted year-over-year operating profit margin comparisons.
2024 vs. 2023 operating profit margin comparisons were unfavorably impacted by:
•2024 impairment charge related to a trade name. Refer to Note 10 to the accompanying Consolidated Financial Statements for additional information regarding the impairment - 305 basis points
•The incremental dilutive effect in 2024 of acquired businesses - 245 basis points
•Lower 2024 core sales and the impact of product mix, net of improvements in the segment’s operational and administrative cost structure - 25 basis points
•2023 gain from the resolution of a litigation contingency - 15 basis points
2024 vs. 2023 operating profit margin comparisons were favorably impacted by:
•Acquisition-related transaction costs deemed significant, settlement of pre-acquisition share-based payment awards and fair value adjustments to inventory in 2023, net of acquisition-related fair value adjustment to inventory in 2024, in each case related to the acquisition of Abcam - 100 basis points
Depreciation and amortization of intangible assets increased as a percentage of sales during 2024 as compared with 2023, primarily as a result of acquisitions.

DIAGNOSTICS
The Diagnostics segment offers clinical instruments, consumables, software and services that hospitals, physicians’ offices, reference laboratories and other critical care settings use to diagnose disease and make treatment decisions.
Diagnostics Selected Financial Data

	Year Ended December 31
($ in millions)	2024	2023	2022
Sales	$9,787	$9,577	$10,849
Operating profit	2,625	2,406	3,436
Depreciation	394	379	387
Amortization of intangible assets	192	198	203
Operating profit as a % of sales	26.8%	25.1%	31.7%
Depreciation as a % of sales	4.0%	4.0%	3.6%
Amortization as a % of sales	2.0%	2.1%	1.9%
Sales Growth (Decline) and Core Sales Growth (Decline)

	2024 vs. 2023	2023 vs. 2022
Total sales growth (decline) (GAAP)	2.0%	(11.5)%
Impact of:
Currency exchange rates	1.0%	1.0%
Core sales growth (decline) (non-GAAP)	3.0%	(10.5)%
2024 Sales Compared to 2023
Price increases in the segment did not have a significant impact on sales growth on a year-over-year basis during 2024 as compared with 2023.
During 2024, total segment sales increased 2.0% primarily as a result of increased core sales resulting from the factors discussed below. Changes in currency exchange rates negatively impacted sales year-over-year. Overall segment core sales growth was driven primarily by North America, partially offset by lower year-over-year demand in high-growth markets. During the year, core sales in the molecular diagnostics business grew on a year-over-year basis primarily driven by increased sales of both respiratory and non-respiratory disease tests in North America. In the segment’s clinical diagnostics businesses, core sales grew on a year-over-year basis led by the clinical lab business, and to a lesser extent by the pathology and acute care businesses. The increased core sales in the clinical diagnostics businesses were driven by core sales growth in developed markets.

Operating Profit Performance
Operating profit margins increased 170 basis points during 2024 as compared to 2023. The following factors impacted year-over-year operating profit margin comparisons.
2024 vs. 2023 operating profit margin comparisons were favorably impacted by:
•Higher 2024 core sales, improvements in the segment’s operational and administrative cost structure and the impact of product mix - 250 basis points
2024 vs. 2023 operating profit margin comparisons were unfavorably impacted by:
•2024 loss on the termination of a commercial arrangement - 60 basis points
•2024 impairment charge related to a trade name, net of a 2023 impairment charge related to a technology-based intangible asset - 20 basis points

COST OF SALES AND GROSS PROFIT

	Year Ended December 31
($ in millions)	2024	2023	2022
Sales	$23,875	$23,890	$26,643
Cost of sales	(9,669)	(9,856)	(10,455)
Gross profit	$14,206	$14,034	$16,188
Gross profit margin	59.5%	58.7%	60.8%
The year-over-year decrease in cost of sales during 2024 as compared with 2023 was due primarily to the impact of lower year-over-year sales volumes and $87 million of charges incurred in the second quarter of 2023, primarily related to inventory in the Biotechnology segment. The decrease in cost of sales was partially offset by an acquisition-related charge of $25 million incurred in 2024 associated with the fair value adjustment to inventory recorded in connection with the acquisition of Abcam.
The year-over-year increase in gross profit margin during 2024 as compared with 2023 was favorably impacted by the 2023 inventory charges referenced above, the net positive impact from the gross profit margin of recent acquisitions, and incremental year-over-year cost savings associated with productivity improvement actions, net of the impact of product mix and an acquisition-related charge in 2024.

OPERATING EXPENSES

	Year Ended December 31
($ in millions)	2024	2023	2022
Sales	$23,875	$23,890	$26,643
Selling, general and administrative (“SG&A”) expenses	(7,759)	(7,329)	(7,124)
Research and development (“R&D”) expenses	(1,584)	(1,503)	(1,528)
SG&A as a % of sales	32.5%	30.7%	26.7%
R&D as a % of sales	6.6%	6.3%	5.7%
SG&A expenses as a percentage of sales increased 180 basis points on a year-over-year basis for 2024 compared with 2023. The year-over-year increase was primarily driven by $265 million of intangible asset impairment charges recorded in 2024 and the impact of recent acquisitions, including the associated amortization expenses, and the 2024 loss on the termination of a commercial arrangement of $56 million. These increases were partially offset by acquisition-related costs for the acquisition of Abcam of $87 million and intangible asset impairment charges of $64 million in 2023. Refer to Note 10 to the accompanying Consolidated Financial Statements for additional information regarding the impairments.
R&D expenses (consisting principally of internal and contract engineering personnel costs) as a percentage of sales increased in 2024 as compared with 2023, primarily due to increased spending on R&D activities, including the impact of recent acquisitions.

NONOPERATING INCOME (EXPENSE)
Nonoperating income (expense) consists primarily of net unrealized and realized gains and losses resulting from changes in the fair value of the Company’s investments in equity securities and investments in partnerships, the non-service cost components of net periodic benefit costs, gains on the sale of product lines and impairments of equity method investments. Refer to Note 8 to the Consolidated Financial Statements.

INTEREST COSTS
Interest expense of $278 million for 2024 was $8 million lower than in 2023, due to lower balances on borrowings in 2024 compared to 2023, partially offset by higher average interest rates on the Company’s commercial paper borrowings. Interest income of $117 million for 2024 was $186 million lower than in 2023, due to lower average cash balances in 2024 primarily as a result of the use of cash for share repurchases and acquisitions.
For a further description of the Company’s debt and cross-currency swap derivative contracts related to the debt as of December 31, 2024 refer to Notes 13 and 14 to the Consolidated Financial Statements.

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
Year-Over-Year Changes in the Tax Provision and Effective Tax Rate

	Year Ended December 31
	2024	2023	2022
Effective tax rate from continuing operations	16.1%	16.3%	11.4%
The Company operates globally, including in certain jurisdictions with lower tax rates than the U.S. federal statutory rate. Therefore, the impact of Danaher’s global operations and benefits from tax credits and incentives contributes to a lower effective tax rate compared to the U.S. federal statutory tax rate. For each period presented, the effective tax rate differs from the U.S. federal statutory rate of 21.0% principally due to the impact of the Company’s global operations, research tax credits, foreign-derived intangible income and aggregate net discrete benefits or charges.
For the year ended December 31, 2024, the effective tax rate included the tax effect from intangible asset impairments in a jurisdiction with a higher statutory tax rate than the Company’s effective tax rate and discrete tax benefits from excess tax benefits from stock-based compensation, the release of reserves for uncertain tax positions due to the expiration of statutes of limitation and changes in estimates related to prior year tax filing positions, net of charges related to changes in estimates associated with prior period uncertain tax positions. These items decreased the reported rate on a net basis by 1.4%.
For the year ended December 31, 2023, the effective tax rate included discrete tax benefits from changes in estimates related to prior year tax filing positions, the release of reserves for uncertain tax positions due to the expiration of statutes of limitation and excess tax benefits from stock-based compensation, net of charges related to tax costs related to the Separation, tax costs from legal and operational actions undertaken to realign certain of its businesses and changes in estimates associated with prior period uncertain tax positions. These items decreased the reported rate on a net basis by 0.9%.
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
In the fourth quarter of 2022, the IRS proposed significant adjustments to the Company’s taxable income for the years 2016 through 2018 with respect to the deferral of tax on certain premium income related to the Company’s self-insurance programs. For income tax purposes, the recognition of premium income has been deferred in accordance with U.S. tax laws related to insurance. The proposed adjustments would have increased the Company’s taxable income over the 2016 through 2018 periods by approximately $2.5 billion. In the first quarter of 2023, the Company settled these proposed adjustments with the IRS, although the audit is still open with respect to other matters for the 2016 through 2018 period. The impact of the settlement with respect to the Company’s self-insurance policies was not material to the Company’s financial statements, including cash flows and the effective tax rate. As the settlement with the IRS was specific to the audit period, the settlement does not preclude the IRS from proposing similar adjustments to the Company’s self-insurance programs with respect to periods after 2018. Management believes the positions the Company has taken in its U.S. tax returns are in accordance with the relevant tax laws.
Tax authorities in Denmark have issued tax assessments related to interest accrued by certain of the Company’s subsidiaries for the years 2004 through 2015, totaling approximately DKK 2.1 billion including applicable accrued interest (approximately $288 million based on the exchange rate as of December 31, 2024). Management believes the positions the Company has taken in Denmark are in accordance with the relevant tax laws and is actively defending them under appeal to the Danish National Tax Tribunal. The Company intends on pursuing this matter to the Danish High Court and Danish Supreme Court should the current appeal be unsuccessful. While the ultimate resolution is uncertain and may take years to resolve, taking into account the provisions and payments the Company has previously made related to these assessments to mitigate further interest accrual claims, the Company does not expect the resolution of this matter to have a future material adverse impact on the Company’s financial statements, including its cash flow and effective tax rate.
The Company expects its 2025 effective tax rate to be approximately 17.5% which is higher than the 2024 rate due primarily to the impact of net discrete tax benefits on the 2024 effective tax rate.
The OECD introduced Global Anti-Base Erosion and Profit Shifting (“BEPS”) Pillar 2 rules with new taxing mechanisms under which multi-national entities would pay a minimum level of tax. Numerous countries, including European Union member states, have enacted or are expected to enact related legislation, with general implementation of a global minimum tax as of January 1, 2025. The Company continues to monitor the impact of these new rules but does not anticipate that they will have a material impact on the Company’s effective tax rate.
Any future legislative changes in the United States and/or potential tax reform in other jurisdictions could cause the Company’s effective tax rate to differ from this estimate. Refer to Note 7 to the Consolidated Financial Statements for additional information related to income taxes.

DISCONTINUED OPERATIONS
As further discussed in Note 3 to the Consolidated Financial Statements, discontinued operations includes the results of the Veralto business which was disposed on the first day of the fourth quarter of 2023.
In 2023, earnings from discontinued operations, net of income taxes, were $543 million and reflected the operating results of the Veralto businesses prior to the Separation, net of certain costs associated with the Separation including costs related to establishing Veralto as a stand-alone entity and related legal, accounting and investment banking fees. In 2022, earnings from discontinued operations, net of income taxes, were $881 million and reflect the operations of Veralto.

COMPREHENSIVE INCOME
Comprehensive income decreased by approximately $2.5 billion in 2024 as compared to 2023, primarily driven by the impact of losses from foreign currency translation adjustments in 2024 compared to gains in 2023 and lower net earnings in 2024 compared to 2023, partially offset by an increase in income from pension and postretirement plan benefit adjustments in 2024 compared to 2023. The Company recorded a foreign currency translation loss of approximately $1.5 billion for 2024 compared to a gain of $215 million for 2023. The foreign currency translation losses recorded in 2024 were primarily driven by the change in the exchange rates between the U.S. dollar and the Swedish krona. Foreign currency translation adjustments reflect the gain or loss resulting from the impact of the change in currency exchange rates on the Company’s foreign operations as they are translated to the Company’s reporting currency, the U.S. dollar. The Company recorded a pension and postretirement plan benefit gain of $101 million for 2024 compared to a loss of $51 million for 2023. The Company recorded losses from cash flow hedge adjustments related to the Company’s derivative contracts in 2024 of $113 million compared to $14 million in 2023.

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
Interest Rate Risk
The Company manages interest cost using a mixture of fixed-rate and at times variable-rate debt. A change in interest rates on fixed-rate debt impacts the fair value of the debt but not the Company’s earnings or cash flow because the interest on such debt is fixed. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. As of December 31, 2024, an increase of 100 basis points in interest rates would have decreased the fair value of the Company’s fixed-rate long-term debt by approximately $1.2 billion.
As of December 31, 2024, the Company had no variable-rate debt obligations, however, the interest rates of the Company’s euro-based commercial paper borrowings are fixed based on short-term market rates at the time of issuance (refer to Note 13 to the Consolidated Financial Statements for information regarding the Company’s outstanding commercial paper balances as of December 31, 2024). As these shorter duration obligations mature, the Company expects to issue additional short-term commercial paper obligations to refinance all or part of these borrowings, to the extent commercial paper markets are available. As a result, the Company’s primary interest rate exposure results from changes in short-term interest rates. In 2024, the average annual interest rate associated with the Company’s outstanding commercial paper borrowings was approximately 4.0%. A hypothetical increase of this average by 100 basis points would have increased the Company’s 2024 interest expense by approximately $11 million.
Refer to Note 14 for discussion of the Company’s cross-currency swap derivative contracts and interest rate swap agreements.
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
Currency exchange rates negatively impacted 2024 reported sales on a year-over-year basis primarily due to the strengthening of the U.S. dollar against most major currencies during 2024. Strengthening of the U.S. dollar against other major currencies in 2025 compared to the exchange rates in effect as of December 31, 2024 would adversely impact the Company’s sales and results of operations on an overall basis. Any weakening of the U.S. dollar against other major currencies in 2025 compared to the exchange rates in effect as of December 31, 2024 would positively impact the Company’s sales and results of operations.
The Company has generally accepted the exposure to exchange rate movements without using derivative financial instruments to manage this transactional exchange risk, although the Company has used foreign currency-denominated debt and cross-currency swaps to hedge a portion of its net investments in non-U.S. operations against adverse movements in exchange rates. Both positive and negative movements in currency exchange rates against the U.S. dollar will continue to affect the reported amount of sales and net earnings in the Company’s Consolidated Financial Statements. In addition, the Company has assets and liabilities held in foreign currencies. A 10% depreciation in major currencies relative to the U.S. dollar as of December 31, 2024 would have reduced foreign currency-denominated net assets and stockholders’ equity by approximately $1.6 billion. Refer to Note 14 to the Consolidated Financial Statements for information regarding the Company’s hedging of a portion of its net investment in non-U.S. operations.

Equity Price Risk
The Company’s investment portfolio from time to time includes publicly-traded equity securities that are sensitive to fluctuations in market price. As of December 31, 2024, the Company held $3 million of publicly-traded equity securities, excluding equity-method investments. Additionally, the Company holds non-marketable equity investments in privately held companies that may be impacted by equity price risks. These non-marketable equity investments are accounted for under the Fair Value Alternative method with changes in fair value recorded in earnings. Volatility in the equity markets or other fair value considerations could affect the value of these investments and require losses or gains to be recognized in earnings. Refer to Note 11 to the Consolidated Financial Statements for additional information regarding the Company’s equity investments.
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

Overview of Cash Flows and Liquidity
Following is an overview of the Company’s cash flows and liquidity for the years ended December 31:

($ in millions)	2024	2023	2022
Total operating cash flows provided by continuing operations	$6,688	$6,490	$7,613

Cash paid for acquisitions	$(558)	$(5,610)	$(582)
Payments for additions to property, plant and equipment	(1,392)	(1,383)	(1,118)
Proceeds from sales of property, plant and equipment	13	12	9
Payments for purchases of investments	(331)	(172)	(523)
Proceeds from sales of investments	253	61	18
All other investing activities	34	44	51
Total cash used in investing activities from continuing operations	(1,981)	(7,048)	(2,145)
Total investing cash used in discontinued operations	—	(33)	(89)
Net cash used in investing activities	$(1,981)	$(7,081)	$(2,234)

Proceeds from the issuance of common stock in connection with stock-based compensation	$162	$68	$31
Payment of dividends	(768)	(821)	(818)
Net proceeds from (repayments of) borrowings (maturities of 90 days or less)	5	(1,006)	(723)
Repayments of borrowings (maturities longer than 90 days)	(1,674)	(620)	(965)
Distribution from discontinued operations	—	2,600	—
Payments for repurchase of common stock	(5,979)	—	—
All other financing activities	(131)	(67)	(95)
Net cash (used in) provided by financing activities for continuing operations	(8,385)	154	(2,570)
Cash distributions to Veralto Corporation, net	—	(427)	—
Net cash used in financing activities	$(8,385)	$(273)	$(2,570)
As of December 31, 2024, the Company held approximately $2.1 billion of cash and cash equivalents.

Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, restructuring activities and productivity improvement initiatives, pension funding and other items impact reported cash flows.
Operating cash flows from continuing operations were approximately $6.7 billion for 2024, an increase of $198 million, or 3%, as compared to 2023. The year-over-year change in operating cash flows from 2023 to 2024 was primarily attributable to the following factors:
•2024 operating cash flows from continuing operations reflected a decrease of $322 million in net earnings from continuing operations in 2024 as compared to 2023.
•Net earnings from continuing operations for 2024 also included $248 million higher noncash charges for impairments, intangible asset amortization, depreciation and amortization of an acquisition-related inventory step-up compared to 2023, net of a decrease in unrealized investment gains/losses and stock compensation expense in 2024 as compared to 2023. Amortization expense primarily relates to the amortization of intangible assets and inventory fair value adjustments. Depreciation expense relates to both the Company’s manufacturing and operating facilities as well as instrumentation leased to customers under operating-type lease (“OTL”) arrangements. Depreciation, amortization, impairments and stock compensation are noncash expenses that decrease earnings without a corresponding impact to operating cash flows. Unrealized investment gains/losses impact net earnings from continuing operations without immediately impacting cash flows as the cash flow impact from investments occurs when the invested capital is returned to the Company.

•The aggregate of trade accounts receivable, inventories and trade accounts payable provided $497 million in operating cash flows from continuing operations during 2024, compared to $358 million of operating cash flows generated in 2023. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories and trade accounts payable depends upon how effectively the Company manages the cash conversion cycle, which effectively represents the number of days that elapse from the day it pays for the purchase of raw materials and components to the collection of cash from its customers and can be significantly impacted by the timing of collections and payments in a period.
•The aggregate of prepaid expenses and other assets, deferred income taxes and accrued expenses and other liabilities used $695 million in operating cash flows during 2024, compared to $828 million used in 2023. The timing of cash payments and refunds for taxes and the impact of deferred tax benefits and charges, various employee-related liabilities, customer funding and accrued expenses drove the majority of this change.

Investing Activities
Cash flows relating to investing activities consist primarily of cash used for capital expenditures, including instruments leased to customers, acquisitions, investments and cash proceeds from divestitures of businesses or assets.
Net cash used in investing activities was approximately $2.0 billion during 2024 compared to approximately $7.1 billion of net cash used in 2023.
Acquisitions, Divestitures and Sale of Investments
For a discussion of the Company’s acquisitions and divestitures refer to “—Overview” and Notes 2 and 3 to the Consolidated Financial Statements. In addition, in 2024 and 2023, the Company invested $331 million and $172 million, respectively, in non-marketable equity securities and partnerships.
Capital Expenditures
Though the relative significance of particular categories of capital investment can change from period to period, capital expenditures are typically made for increasing manufacturing capacity, the manufacture of instruments that are used in OTL arrangements, purchases of buildings, replacing equipment, supporting new product development and improving information technology systems. Capital expenditures totaled approximately $1.4 billion in both 2024 and 2023.
During 2021, certain agencies of the U.S. government, including the Biomedical Advanced Research and Development Authority (“BARDA”) within the U.S. Department of Health and Human Services, agreed to finance an expansion of production capacity related to chromatography, liquid cell culture media, buffers and cell culture powder media and single-use consumables at certain of the Company’s Biotechnology businesses and the development of diagnostics testing technologies and the expansion of testing production capacity at certain of the Company’s Diagnostics businesses. The Company’s businesses may enter into similar agreements in the future. In consideration of this financing, the U.S. government has certain rights, including rights with respect to the allocation of certain of the incremental production capacity associated with such expansion and/or rights in intellectual property produced with its financial assistance. The amount awarded pursuant to these grants in 2021 totaled $568 million and is being paid over periods ranging from one year to four years. In 2024 and 2023, the Company recorded amounts related to these grants and other government assistance that offset operating expenses of $43 million and $51 million, respectively, and purchases of property, plant and equipment of $198 million and $136 million, respectively. Property, plant and equipment purchased using funds provided by governments are recorded net of government assistance.
Financing Activities
Cash flows from financing activities consist primarily of cash flows associated with the issuance and repayments of commercial paper, issuance and repayment of long-term debt, borrowings under committed credit facilities, issuance and repurchases of common stock, issuance of preferred stock, payments of cash dividends to shareholders and proceeds from the Separation. Financing activities used cash of approximately $8.4 billion during 2024 compared to $273 million of cash used during 2023. The year-over-year increase in cash used by financing activities was due primarily to the repurchase of approximately $6.0 billion of the Company’s common stock in 2024, compared to the approximately $2.6 billion Veralto Distribution received in 2023 in connection with the Separation. In 2025, the Company anticipates paying approximately $60 million of excise tax related to the 2024 share repurchases.
Total debt was approximately $16.0 billion and $18.4 billion as of December 31, 2024 and 2023, respectively, including notes payable and current portion of long-term debt of $505 million and approximately $1.7 billion as of December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company had the ability to incur approximately $4.0 billion of additional indebtedness in direct borrowings or under the outstanding commercial paper facilities based on the amounts available under the Company’s $5.0 billion unsecured, multiyear revolving credit facility (“Credit Facility”) which were not being used to backstop outstanding commercial paper balances. As of December 31, 2024, the Company has classified approximately $1.0 billion of its borrowings outstanding under the euro-denominated commercial paper program as long-term debt in the Consolidated Balance Sheet as the Company has the intent and ability, as supported by availability under the Credit Facility, to refinance these borrowings for at least one year from the balance sheet date. As commercial paper obligations mature, the Company expects to issue additional short-term commercial paper obligations to refinance all or part of these borrowings, to the extent commercial paper markets are available.
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
Refer to Note 13 to the Consolidated Financial Statements for additional information regarding the Company’s financing activities and indebtedness, including the Company’s outstanding debt as of December 31, 2024, and the Company’s commercial paper program and Credit Facility.
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
Stock Repurchase Program
Please see Note 18 to the Consolidated Financial Statements for a description of the Company’s stock repurchase program and repurchases of common stock.
Dividends
The Company declared a regular quarterly cash dividend of $0.27 per share of Company common stock that was paid on January 31, 2025 to holders of record on December 27, 2024. Aggregate 2024 and 2023 cash payments for dividends on Company common stock were $768 million and $778 million, respectively, and 2023 cash payments for the dividends on the Company’s MCPS were $43 million. The year-over-year decrease in dividend payments in 2024 primarily related to lower dividends paid on the MCPS Series B as a result of their conversion into common shares in April 2023 and lower average common stock outstanding, partially offset by an increase in the quarterly dividend rate on common stock beginning with the dividend paid in the second quarter of 2024.
Cash and Cash Requirements
As of December 31, 2024, the Company held approximately $2.1 billion of cash and cash equivalents that were on deposit with financial institutions or invested in highly liquid investment-grade debt instruments with a maturity of 90 days or less with an approximate weighted average annual interest rate of 2.2%. Of the cash and cash equivalents, $631 million was held within the U.S. and approximately $1.5 billion was held outside of the U.S. The Company will continue to have cash requirements to support general corporate purposes, which may include working capital needs, capital expenditures, acquisitions and investments, paying interest and servicing debt, paying taxes and any related interest or penalties, funding its restructuring activities and pension plans as required, paying dividends to shareholders, repurchasing shares of the Company’s common stock and supporting other business needs.
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
While repatriation of some cash held outside the U.S. may be restricted by local laws, most of the Company’s foreign cash could be repatriated to the U.S. Following enactment of the TCJA, in general, repatriation of cash to the U.S. can be completed with no incremental U.S. tax; however, repatriation of cash could subject the Company to non-U.S. taxes on distributions. The cash that the Company’s non-U.S. subsidiaries hold for indefinite reinvestment is generally used to finance non-U.S. operations and investments, including acquisitions. The income taxes, if any, that would be applicable to the repatriation of such earnings (including basis differences in our non-U.S. subsidiaries) are not readily determinable. As of December 31, 2024, management believes that it has sufficient sources of liquidity to satisfy its cash needs, including its cash needs in the U.S.

During 2024, the Company contributed $8 million to its U.S. defined benefit pension plans and $37 million to its non-U.S. defined benefit pension plans. During 2025, the Company’s cash contribution requirements for its U.S. and its non-U.S. defined benefit pension plans are forecasted to be approximately $8 million and $35 million, respectively. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.

Contractual and Other Obligations
For a description of the Company’s debt and lease obligations, commitments, and litigation and contingencies, refer to Notes 9, 13, 16 and 17 to the Consolidated Financial Statements.
Legal Proceedings
Refer to Note 17 to the Consolidated Financial Statements for information regarding legal proceedings and contingencies, and for a discussion of risks related to legal proceedings and contingencies, refer to “Item 1A. Risk Factors.”

CRITICAL ACCOUNTING ESTIMATES
Management’s discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company bases these estimates and judgments on historical experience, the current economic environment and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ materially from these estimates and judgments.
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
Acquired Intangibles—The Company’s business acquisitions typically result in the recognition of goodwill, developed technology and other intangible assets, which affect the amount of future period amortization expense and possible impairment charges that the Company may incur. The fair values of acquired intangibles are determined using information available near the acquisition date based on estimates and assumptions that are deemed reasonable by the Company. Significant assumptions include the discount rates and certain assumptions that form the basis of the forecasted results of the acquired business including earnings before interest, taxes, depreciation and amortization (“EBITDA”), revenue, revenue growth rates, royalty rates and technology obsolescence rates. These assumptions are forward looking and could be affected by future economic and market conditions. The Company engages third-party valuation specialists who review the Company’s critical assumptions and calculations of the fair value of acquired intangible assets in connection with significant acquisitions. In connection with the acquisitions that occurred during the year ended December 31, 2024, the Company recognized aggregate goodwill of $305 million and intangible assets of $419 million. Refer to Notes 1, 2 and 10 to the Consolidated Financial Statements for a description of the Company’s policies relating to goodwill, acquired intangibles and acquisitions.
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
As of December 31, 2024, the Company had five reporting units for goodwill impairment testing. Reporting units resulting from recent acquisitions generally present the highest risk of impairment. Management believes the impairment risk associated with these reporting units generally decreases as these businesses are integrated into the Company and better positioned for potential future earnings growth. The Company’s annual goodwill impairment analysis in 2024 indicated that in all instances, the fair values of the Company’s reporting units exceeded their carrying values and consequently did not result in an impairment charge. The excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of the Company’s reporting units as of the annual testing date ranged from approximately 70% to approximately 450%. To evaluate the sensitivity of the fair value calculations used in the goodwill impairment test, the Company applied a hypothetical 10% decrease to the fair values of each reporting unit and compared those hypothetical values to the reporting unit carrying values. Based on this hypothetical 10% decrease, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of the Company’s reporting units ranged from approximately 55% to approximately 395%.
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
The Company estimates the fair value of acquired trade names through the use of a relief from royalty method, which values an indefinite-lived intangible asset by estimating the royalties saved through the ownership of an asset. Under this method, an owner of an indefinite-lived intangible asset determines the arm’s length royalty that likely would have been charged if the owner had to license the asset from a third party. The royalty rate, which is based on the estimated rate applied against forecasted sales, is tax-effected and discounted at present value using a discount rate commensurate with the relative risk of achieving the cash flow attributable to the asset. Management judgment is necessary to determine key assumptions, including revenue growth rates, perpetual revenue growth rates, royalty rates and discount rates. As further described in Note 10 to the accompanying Consolidated Financial Statements, the Company recorded noncash impairment charges of $265 million pretax ($201 million after-tax) for the year ended December 31, 2024 related to an indefinite-lived trade name within the genomics consumable business included in the Life Sciences segment and an indefinite-lived trade name in the Diagnostics segment, which are included in selling, general and administrative expenses in the Consolidated Statement of Earnings. Following these impacts, if the fair values of the trade names declined by 10%, the Company estimates it would record additional impairment charges of $59 million.
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
An increase of 1.0% in the Company’s 2024 nominal tax rate would have resulted in an additional income tax provision for continuing operations for the year ended December 31, 2024 of $46 million.
Valuation of Investments in Equity Securities—For a description of the Company’s investments in equity securities and partnerships refer to Notes 1, 8 and 11 to the Consolidated Financial Statements. The Company invests in publicly-traded securities, non-marketable securities of early-stage companies and equity method investments, including partnerships that invest primarily in early-stage companies.
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
The Company accounts for its investments in the partnerships using the equity method. Accordingly, the investments are initially recorded at cost and adjusted each period for the Company’s share of the partnership’s income or loss and distributions received. The partnerships’ investments are recorded by the partnerships on an estimated fair value basis and pose the same risks and require the same valuation judgments discussed above. As a result, changes in the value of investments in the partnership will have a direct impact on the Company’s earnings. Impairment losses for the partnerships are recognized to reduce the investment’s carrying value to its fair value if there is a decline in fair value below carrying value that is considered to be other-than-temporary. To determine whether there is an other-than-temporary impairment, the Company uses qualitative and quantitative valuation methods.
Realized and unrealized gains and losses for these investments in equity securities and partnerships are recorded in other income (expense), net, in the Consolidated Statements of Earnings. A 10% decrease in the carrying value of the Company’s investments in equity securities and partnerships as of December 31, 2024 would result in a loss of approximately $156 million.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework” (2013 framework). Based on this assessment, management concluded that, as of December 31, 2024, the Company’s internal control over financial reporting is effective.
The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report dated February 20, 2025 appears on page 53 of this Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Danaher Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Danaher Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Danaher Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 20, 2025 expressed an unqualified opinion thereon.
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
February 20, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Danaher Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Danaher Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2025 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Uncertain Tax Positions
Description of the Matter
As discussed in Note 7 to the consolidated financial statements, the Company operates in the U.S. and multiple international tax jurisdictions and as a result files numerous tax returns in those locations. Uncertainty in a tax position may arise for multiple reasons, including because tax laws are subject to interpretation. The Company applies the applicable tax law and judgment to (1) determine whether, based on the technical merits, a tax position is more likely than not to be sustained and (2) measure the amount of tax benefit that qualifies for recognition. As of December 31, 2024, the Company’s gross unrecognized tax benefits related to uncertain tax positions were approximately $1.2 billion. Auditing the recognition and measurement of certain of the Company’s tax positions including the evaluation of whether such tax position is more likely than not to be sustained, and if applicable the measurement of the benefit, is complex and required the use of tax subject matter resources.

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
Tysons, Virginia
February 20, 2025

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in millions, except per share amount)

	As of December 31
	2024	2023
ASSETS
Current assets:
Cash and equivalents	$2,078	$5,864
Trade accounts receivable, less allowance for doubtful accounts of $113 as of December 31, 2024 and $120 as of December 31, 2023	3,537	3,922
Inventories	2,330	2,594
Prepaid expenses and other current assets	1,552	1,557
Total current assets	9,497	13,937
Property, plant and equipment, net	4,990	4,553
Other long-term assets	3,990	3,644
Goodwill	40,497	41,608
Other intangible assets, net	18,568	20,746
Total assets	$77,542	$84,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$505	$1,695
Trade accounts payable	1,753	1,766
Accrued expenses and other liabilities	4,540	4,813
Total current liabilities	6,798	8,274
Other long-term liabilities	5,694	6,017
Long-term debt	15,500	16,707
Stockholders’ equity:
Common stock - $0.01 par value, 2.0 billion shares authorized; 884.3 million issued and 719.1 million outstanding as of December 31, 2024; 880.5 million issued and 739.2 million outstanding as of December 31, 2023	9	9
Additional paid-in capital	16,727	16,170
Treasury stock	(8,163)	(2,019)
Retained earnings	44,188	41,074
Accumulated other comprehensive income (loss)	(3,218)	(1,748)
Total Danaher stockholders’ equity	49,543	53,486
Noncontrolling interests	7	4
Total stockholders’ equity	49,550	53,490
Total liabilities and stockholders’ equity	$77,542	$84,488
See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)

	Year Ended December 31
	2024	2023	2022
Sales	$23,875	$23,890	$26,643
Cost of sales	(9,669)	(9,856)	(10,455)
Gross profit	14,206	14,034	16,188
Operating costs:
Selling, general and administrative expenses	(7,759)	(7,329)	(7,124)
Research and development expenses	(1,584)	(1,503)	(1,528)
Operating profit	4,863	5,202	7,536
Nonoperating income (expense):
Other income (expense), net	(56)	(175)	(227)
Interest expense	(278)	(286)	(204)
Interest income	117	303	41
Earnings from continuing operations before income taxes	4,646	5,044	7,146
Income taxes	(747)	(823)	(818)
Net earnings from continuing operations	3,899	4,221	6,328
Earnings from discontinued operations, net of income taxes	—	543	881
Net earnings	3,899	4,764	7,209
Mandatory convertible preferred stock dividends	—	(21)	(106)
Net earnings attributable to common stockholders	$3,899	$4,743	$7,103

Net earnings per common share from continuing operations:
Basic	$5.33	$5.70	$8.58
Diluted	$5.29	$5.65	$8.47
Net earnings per common share from discontinued operations:
Basic	$—	$0.74	$1.22
Diluted	$—	$0.73	$1.20
Net earnings per common share:
Basic	$5.33	$6.44	$9.80
Diluted	$5.29	$6.38	$9.66	*
Average common stock and common equivalent shares outstanding:
Basic	731.0	736.5	725.1
Diluted	737.2	743.1	737.1
*    Net earnings per common share amount does not add due to rounding.
See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)

	Year Ended December 31
	2024	2023	2022
Net earnings	$3,899	$4,764	$7,209
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(1,458)	215	(2,105)
Pension and postretirement plan benefit adjustments	101	(51)	209
Cash flow hedge adjustments	(113)	(14)	51
Total other comprehensive income (loss), net of income taxes	(1,470)	150	(1,845)
Comprehensive income	$2,429	$4,914	$5,364
See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 ($ in millions)

	Year Ended December 31
	2024	2023	2022
Preferred stock:
Balance, beginning of period	$—	$1,668	$3,268
Conversion of Mandatory Convertible Preferred Stock to common stock	—	(1,668)	(1,600)
Balance, end of period	$—	$—	$1,668
Common stock:
Balance, beginning and end of period	$9	$9	$9
Additional paid-in capital:
Balance, beginning of period	$16,170	$14,005	$11,924
Common stock-based award activity	554	507	495
Common stock issued in connection with Mandatory Convertible Preferred Stock conversions	—	1,668	1,600
Acquisition of noncontrolling interests	3	—	(14)
Distribution of Veralto Corporation	—	(10)	—
Balance, end of period	$16,727	$16,170	$14,005
Treasury stock:
Balance, beginning of period	$(2,019)	$(1,933)	$(1,834)
Repurchase of common stock, including excise tax	(6,039)	—	—
Common stock-based award activity	(105)	(86)	(99)
Balance, end of period	$(8,163)	$(2,019)	$(1,933)
Retained earnings:
Balance, beginning of period	$41,074	$39,205	$32,827
Net earnings	3,899	4,764	7,209
Common stock dividends declared	(785)	(773)	(725)
Mandatory Convertible Preferred Stock dividends declared	—	(21)	(106)
Distribution of Veralto Corporation	—	(2,101)	—
Balance, end of period	$44,188	$41,074	$39,205
Accumulated other comprehensive income (loss):
Balance, beginning of period	$(1,748)	$(2,872)	$(1,027)
Distribution of Veralto Corporation	—	974	—
Other comprehensive income (loss)	(1,470)	150	(1,845)
Balance, end of period	$(3,218)	$(1,748)	$(2,872)
Noncontrolling interests:
Balance, beginning of period	$4	$8	$10
Distribution of Veralto Corporation	—	(4)	—
Change in noncontrolling interests	3	—	(2)
Balance, end of period	$7	$4	$8
Total stockholders’ equity, end of period	$49,550	$53,490	$50,090
See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Year Ended December 31
	2024	2023	2022
Cash flows from operating activities:
Net earnings	$3,899	$4,764	$7,209
Less: earnings from discontinued operations, net of income taxes	—	(543)	(881)
Net earnings from continuing operations	3,899	4,221	6,328
Noncash items:
Depreciation	721	675	698
Amortization of intangible assets	1,631	1,491	1,434
Amortization of acquisition-related inventory fair value step-up	25	8	—
Stock-based compensation expense	288	306	295
Investment losses	57	182	271
Impairment charges	265	77	—
Change in deferred income taxes	(483)	(1,204)	(582)
Change in trade accounts receivable, net	331	322	(389)
Change in inventories	147	185	(448)
Change in trade accounts payable	19	(149)	(18)
Change in prepaid expenses and other assets	274	419	(73)
Change in accrued expenses and other liabilities	(486)	(43)	97
Total operating cash provided by continuing operations	6,688	6,490	7,613
Total operating cash provided by discontinued operations	—	674	906
Net cash provided by operating activities	6,688	7,164	8,519
Cash flows from investing activities:
Cash paid for acquisitions	(558)	(5,610)	(582)
Payments for additions to property, plant and equipment	(1,392)	(1,383)	(1,118)
Proceeds from sales of property, plant and equipment	13	12	9
Payments for purchases of investments	(331)	(172)	(523)
Proceeds from sales of investments	253	61	18
All other investing activities	34	44	51
Total cash used in investing activities from continuing operations	(1,981)	(7,048)	(2,145)
Total investing cash used in discontinued operations	—	(33)	(89)
Net cash used in investing activities	(1,981)	(7,081)	(2,234)
Cash flows from financing activities:
Proceeds from the issuance of common stock in connection with stock-based compensation	162	68	31
Payment of dividends	(768)	(821)	(818)
Net proceeds from (repayments of) borrowings (maturities of 90 days or less)	5	(1,006)	(723)
Repayments of borrowings (maturities longer than 90 days)	(1,674)	(620)	(965)
Distribution from discontinued operations	—	2,600	—
Payments for repurchase of common stock	(5,979)	—	—
All other financing activities	(131)	(67)	(95)
Net cash (used in) provided by financing activities for continuing operations	(8,385)	154	(2,570)
Cash distributions to Veralto Corporation, net	—	(427)	—
Net cash used in financing activities	(8,385)	(273)	(2,570)
Effect of exchange rate changes on cash and equivalents	(108)	59	(306)
Net change in cash and equivalents	(3,786)	(131)	3,409
Beginning balance of cash and equivalents	5,864	5,995	2,586
Ending balance of cash and equivalents	$2,078	$5,864	$5,995

Supplemental disclosure:
Distribution of noncash net assets to Veralto Corporation	$—	$(1,674)	$—
See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business—Danaher Corporation (“Danaher” or the “Company”) designs, manufactures and markets professional, medical, research and industrial products and services, which are typically characterized by strong brand names, innovative technology and major market positions. As of December 31, 2024, the Company operates in three business segments:
•The Biotechnology segment includes the bioprocessing and discovery and medical businesses and offers a broad range of equipment, consumables and services that are primarily used by customers to advance and accelerate the research, development, manufacture and delivery of biological medicines. The Company’s solutions support a broad range of biotherapeutics including monoclonal antibodies, recombinant proteins, replacement therapies such as insulin and vaccines, as well as novel cell, gene, mRNA and other nucleic acid therapies.
•The Life Sciences segment offers a broad range of instruments, consumables, services and software that are primarily used by customers to study the basic building blocks of life, including DNA and RNA, nucleic acid, proteins, metabolites and cells, in order to understand the causes of disease, identify new therapies, and test and manufacture new drugs, vaccines and gene editing technologies. Additionally, the segment provides products and consumables used to filter and remove contaminants from a variety of liquids and gases in many end-market applications.
•The Diagnostics segment offers clinical instruments, consumables, software and services that hospitals, physicians’ offices, reference laboratories and other critical care settings use to diagnose disease and make treatment decisions.
Refer to Notes 2 and 3 for a discussion of acquisitions and discontinued operations, including the disposal of the Company’s former Environmental & Applied Solutions segment.
Accounting Principles—The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation. The Consolidated Financial Statements also reflect the impact of noncontrolling interests. Noncontrolling interests do not have a significant impact on the Company’s consolidated results of continuing operations; therefore earnings attributable to noncontrolling interests for continuing operations are not presented separately in the Company’s Consolidated Statements of Earnings. Earnings attributable to noncontrolling interests have been reflected in selling, general and administrative expenses and were insignificant in all periods presented. Reclassifications of certain prior year amounts have been made to conform to the current year presentation.
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
Accounts Receivable and Allowances for Doubtful Accounts—All trade accounts, contract and finance receivables are reported on the accompanying Consolidated Balance Sheets adjusted for any write-offs and net of allowances for doubtful accounts. The allowances for doubtful accounts represent management’s best estimate of the expected future credit losses from the Company’s trade accounts, contract and finance receivable portfolios. Determination of the allowances requires management to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the provision for credit losses and, therefore, net earnings. The Company regularly performs detailed reviews of its portfolios to determine if an impairment has occurred and evaluates the collectability of receivables based on a combination of various financial and qualitative factors that may affect customers’ ability to pay, including customers’ financial condition, collateral, debt-servicing ability, past payment experience and credit bureau information. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the recognized receivable to the amount reasonably expected to be collected. Additions to the allowances for doubtful accounts are charged to current period earnings and amounts determined to be uncollectible are charged directly against the allowances. If any previously-written off amounts are subsequently recovered, the amounts will increase the allowances. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves would be required. The Company does not believe that trade accounts receivable represents significant concentrations of credit risk because of the diversified portfolio of individual customers and geographical areas. The Company’s allowance for doubtful accounts as of December 31, 2024 reflects the Company’s best estimate of the expected future losses for its accounts receivables; however, these estimates may change and future actual losses may differ from the Company’s estimates. The Company will continue to monitor economic conditions and will revise the estimates of the expected future losses for accounts receivable as necessary. The Company recorded $37 million, $43 million and $20 million of expense associated with doubtful accounts related to continuing operations for the years ended December 31, 2024, 2023 and 2022, respectively.
Included in the Company’s trade accounts receivable and other long-term assets as of December 31, 2024 and 2023 are $141 million and $133 million of net aggregate financing receivables, respectively. All financing receivables are evaluated for impairment based on individual customer credit profiles.
Inventories—Inventories include the costs of material, labor and overhead. Inventories are stated at the lower of cost and net realizable value primarily using the first-in, first-out method.
The classes of inventory as of December 31 are summarized as follows ($ in millions):

	2024	2023
Finished goods	$1,145	$1,282
Work in process	465	459
Raw materials	720	853
Total	$2,330	$2,594
Prepaid Expenses and Other Current Assets—Prepaid expenses and other current assets primarily result from advance payments to vendors for goods and services and are capitalized until the related goods are received or services are performed and advance payments to tax authorities. The Company’s prepaid expenses and other current assets as of December 31, 2024 and 2023 are primarily comprised of prepaid expenses of $620 million and $771 million, respectively, and taxes receivable for income and other taxes of $853 million and $715 million, respectively.
Property, Plant and Equipment—Property, plant and equipment are carried at cost. The provision for depreciation has been computed principally by the straight-line method based on the estimated useful lives of the depreciable assets as follows:

Category	Useful Life
Buildings	30 years
Leased assets and leasehold improvements	Amortized over the lesser of the economic life of the asset or the term of the lease
Machinery and equipment	3 – 10 years
Customer-leased equipment	5 – 7 years
Estimated useful lives are periodically reviewed and, when appropriate, changes to estimates are made prospectively.
The classes of property, plant and equipment as of December 31 are summarized as follows ($ in millions):

	2024	2023
Land and improvements	$230	$210
Buildings	2,548	2,269
Machinery and equipment	4,430	4,106
Customer-leased equipment	1,883	1,794
Gross property, plant and equipment	9,091	8,379
Less: accumulated depreciation	(4,101)	(3,826)
Property, plant and equipment, net	$4,990	$4,553
Investments—Investments over which the Company has a significant influence but not a controlling interest, are accounted for using the equity method of accounting which requires the Company to record its initial investment at cost and adjust the balance each period for the Company’s share of the investee’s income or loss and dividends paid. The Company also invests in start-up companies where the Company has neither control of nor significant influence over the investee. The Company measures these non-marketable equity securities at fair value and recognizes changes in fair value in net earnings. For securities without readily available fair values, the Company has elected the measurement alternative to record these investments at cost and to adjust for impairments and observable price changes with a same or similar security from the same issuer within net earnings (the “Fair Value Alternative”). Additionally, the Company is a limited partner in partnerships that invest in start-up companies. While the partnerships record these investments at fair value, the Company’s investment in the partnerships is accounted for under the equity method of accounting. The Company made minority investments in equity method investments and non-marketable equity securities totaling $331 million, $172 million and $523 million in 2024, 2023 and 2022, respectively, including investments in partnerships of $174 million, $71 million and $283 million in 2024, 2023 and 2022, respectively. The Company recorded net realized and unrealized gains and losses related to changes in the fair value of these investments, as well as impairments to equity-method investments in other income (expense), net, in the accompanying Consolidated Statements of Earnings. Refer to Notes 8 and 11 for additional information about the Company’s investments.
Other Assets—Other assets principally include operating lease right-of-use (“ROU”) assets, noncurrent deferred tax assets and other investments.
Fair Value of Financial Instruments—The Company’s financial instruments consist primarily of cash and cash equivalents, trade accounts receivable, investments in equity securities, available-for-sale debt securities and cross-currency swaps, obligations under trade accounts payable and short and long-term debt. Due to their short-term nature, the carrying values for cash and cash equivalents, trade accounts receivable and trade accounts payable approximate fair value. Refer to Note 11 for the fair values of the Company’s investments in equity securities, available-for-sale debt securities and cross-currency swaps and other obligations.
Goodwill and Other Intangible Assets—Goodwill and other intangible assets result from the Company’s acquisition of existing businesses. In accordance with accounting standards related to business combinations, goodwill is not amortized; however, certain finite-lived identifiable intangible assets, primarily customer relationships and acquired technology, are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized. In-process research and development (“IPR&D”) is initially capitalized at fair value and when the IPR&D project is complete, the asset is considered a finite-lived intangible asset and amortized over its estimated useful life. If an IPR&D project is abandoned, an impairment loss equal to the value of the intangible asset is recorded in the period of abandonment. The Company reviews identified intangible assets and goodwill for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company also tests intangible assets with indefinite lives and goodwill for impairment at least annually. Refer to Notes 2 and 10 for additional information about the Company’s goodwill and other intangible assets.
Revenue Recognition—The Company derives revenues primarily from the sale of life sciences research, biopharmaceutical drug production and medical diagnostic products and services. Revenue is recognized when control of the promised products or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services (the transaction price). A performance obligation is a promise in a contract to transfer a distinct product or service to a customer and is the unit of account under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The Company recognizes revenue when the obligations under the terms of a contract are satisfied; generally, this occurs when the customer obtains control of the underlying product or service. For equipment and consumables sold by the Company, control transfers to the customer at a point in time. To indicate the transfer of control, the Company must have a present right to payment, legal title must have passed to the customer, the customer must have the significant risks and rewards of ownership, and where acceptance is not a formality, the customer must have accepted the product or service. Returns for products sold are estimated and recorded as a reduction of revenue at the time of sale. Customer allowances and rebates, consisting primarily of volume discounts and other short-term incentive programs, are recorded as a reduction of revenue at the time of sale because these allowances reflect a reduction in the transaction price. Product returns, customer allowances and rebates are estimated based on historical experience and known trends. For extended warranty and service, control transfers to the customer over the term of the arrangement and revenue is recognized based upon the period of time elapsed under the arrangement. Revenue for other long-term contracts is generally recognized based upon the cost-to-cost measure of progress, provided that the Company meets the criteria associated with transferring control of the good or service over time.
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
Contract Termination—The Company has certain contractual relationships with distributors who sell the Company’s products. During the year ended December 31, 2024 the Company terminated three contracts with distributors and incurred $56 million of costs related to the termination of the arrangements, which are recorded within selling, general and administrative expenses in the accompanying Consolidated Statements of Earnings.
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
Derivative Financial Instruments—The Company is neither a dealer nor a trader in derivative instruments. The Company has generally accepted the exposure to transactional exchange rate movements without using derivative instruments to manage this risk, although the Company from time to time partially hedges its net investments in foreign operations against adverse movements in exchange rates through foreign currency-denominated debt and cross-currency swaps. The Company periodically enters into foreign currency forward contracts to mitigate a portion of its foreign currency exchange risk and forward starting swaps to mitigate interest rate risk related to the Company’s debt. The Company also uses cross-currency swap derivative contracts to hedge long-term debt issuances in a foreign currency other than the functional currency of the borrower. When utilized, the derivative instruments are recorded on the Consolidated Balance Sheets as either an asset or liability measured at fair value. To the extent the derivative instrument qualifies as an effective hedge, changes in fair value are recognized in accumulated other comprehensive income (loss) in stockholders’ equity. Changes in the value of the foreign currency denominated debt and cross-currency swaps designated as hedges of the Company’s net investment in foreign operations based on spot rates are recognized in accumulated other comprehensive income (loss) in stockholders’ equity and offset changes in the value of the Company’s foreign currency denominated operations. Refer to Note 14 for additional information.

Accumulated Other Comprehensive Income (Loss)—Accumulated other comprehensive income (loss) refers to certain gains and losses that under GAAP are included in comprehensive income (loss) but are excluded from net earnings as these amounts are initially recorded as an adjustment to stockholders’ equity. Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. Cash flow hedge adjustments reflect the gains or losses on the derivative contract designated as the hedging instrument. Pension and postretirement plan benefit adjustments relate to unrecognized prior service credits and actuarial gains and losses. Refer to Notes 14, 15 and 18 for additional information.
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
Pension and Postretirement Benefit Plans—The Company measures its pension and postretirement plans’ assets and its obligations that determine the respective plan’s funded status as of the end of the Company’s fiscal year, and recognizes an asset for a plan’s overfunded status or a liability for a plan’s underfunded status in its balance sheet. Changes in the funded status of the plans are recognized in the year in which the changes occur and reported in comprehensive income (loss). Refer to Note 15 for additional information on the Company’s pension and postretirement plans including a discussion of the actuarial assumptions, the Company’s policy for recognizing the associated gains and losses and the method used to estimate service and interest cost components.
Accounting Standards Recently Adopted—In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU includes amendments to the guidance on convertible instruments and the derivative scope exception for contracts in an entity’s own equity and simplifies the accounting for convertible instruments which include beneficial conversion features or cash conversion features by removing certain separation models in Subtopic 470-20. Additionally, the ASU requires entities to use the “if-converted” method when calculating diluted earnings per common share for convertible instruments. On January 1, 2022, the Company adopted the ASU, and the ASU did not have a significant impact on the Company’s financial statements.
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
The Company receives various forms of government assistance, primarily through grants related to the development of new products and the expansion of production capacity. During 2021, certain agencies of the U.S. government, including the Biomedical Advanced Research and Development Authority (“BARDA”) within the U.S. Department of Health and Human Services, agreed to finance an expansion of production capacity related to chromatography, liquid cell culture media, buffers and cell culture powder media and single-use consumables at certain of the Company’s Biotechnology businesses and the development of diagnostics testing technologies and the expansion of testing production capacity at certain of the Company’s Diagnostics businesses. The Company’s businesses may enter into similar agreements in the future. In consideration of this financing, the U.S. government has certain rights, including rights with respect to the allocation of certain of the incremental production capacity associated with such expansion and/or rights in intellectual property produced with its financial assistance. The amount awarded pursuant to these grants in 2021 totaled $568 million and is being paid over periods ranging from one year to four years. In 2024, 2023 and 2022, the Company recorded amounts related to these grants and other government assistance that offset operating expenses of $43 million, $51 million and $49 million, respectively, and purchases of property, plant and equipment of $198 million, $136 million and $87 million, respectively. Property, plant and equipment purchased using funds provided by governments are recorded net of government assistance.

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
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures. The ASU requires additional disclosures about reportable segments’ significant expenses on an interim and annual basis. The Company adopted the ASU effective January 1, 2024, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. Refer to Note 6 for additional segment disclosures.
Accounting Standards Not Yet Adopted—In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. The ASU expands disclosures in the income tax rate reconciliations table and cash taxes paid and is effective for annual periods beginning after December 15, 2024. This accounting standard will increase disclosures in the Company’s annual reporting but will have no impact on reported income tax expense or related tax assets or liabilities.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. The ASU requires disclosure of disaggregated information about certain income statement expenses, including specific expense categories. The ASU is effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. This accounting standard will increase disclosures in the Company’s annual and interim reporting but will have no impact on reported income statement expense captions.

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
The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains the information used for the purchase price allocation during due diligence and through other sources. In the months after closing, as the Company obtains additional information about the acquired assets and liabilities, including through tangible and intangible asset appraisals, and learns more about the newly acquired business, it is able to refine the estimates of fair value and more accurately allocate the purchase price. The fair values of acquired intangibles are determined based on estimates and assumptions that are deemed reasonable by the Company. Significant assumptions include the discount rates and certain assumptions that form the basis of the forecasted results of the acquired business including earnings before interest, taxes, depreciation and amortization (“EBITDA”), revenue, revenue growth rates, royalty rates and technology obsolescence rates. These assumptions are forward looking and could be affected by future economic and market conditions. The Company engages third-party valuation specialists who review the Company’s critical assumptions and calculations of the fair value of acquired intangible assets in connection with significant acquisitions. Only facts and circumstances that existed as of the acquisition date are considered for subsequent adjustment. The Company is continuing to evaluate certain pre-acquisition contingencies associated with its 2024 acquisitions and is also in the process of obtaining valuations of certain acquisition-related assets and liabilities in connection with these acquisitions. The Company will make appropriate adjustments to the purchase price allocations, if any, prior to completion of the measurement periods, as required.
The following briefly describes the Company’s acquisition activity for the three years ended December 31, 2024.

During 2024, the Company acquired three businesses for total consideration of $558 million in cash, net of cash acquired. The businesses acquired complement existing units of the Company’s Life Sciences segment. The Company preliminarily recorded an aggregate of $305 million of goodwill related to these acquisitions.
On December 6, 2023, the Company acquired Abcam plc (“Abcam”) for a cash purchase price of approximately $5.6 billion (the “Abcam Acquisition”). Abcam is a leading global supplier of protein consumables, including highly validated antibodies, reagents, biomarkers and assays to address targets in biological pathways that are critical for advancing drug discovery, life sciences research and diagnostics. Abcam is now part of the Company’s Life Sciences segment. Abcam generated revenues of approximately £362 million in 2022. The acquisition of Abcam has provided and is expected to provide the Company additional sales and earnings opportunities in the proteomics sector. The Company financed the Abcam Acquisition using cash on hand. The Company recorded approximately $3.9 billion of goodwill related to the Abcam Acquisition.
During 2022, the Company acquired seven businesses for total consideration of $582 million in cash, net of cash acquired. The businesses acquired complement existing units of each of the Company’s three segments. The Company recorded an aggregate of $389 million of goodwill related to these acquisitions.
The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition ($ in millions):

	2024	2023	2022
Trade accounts receivable	$15	$86	$4
Inventories	1	94	7
Property, plant and equipment	13	158	9
Goodwill	305	3,851	389
Other intangible assets, primarily developed technology, trade names and customer relationships	419	2,146	200
Trade accounts payable	(2)	(32)	(1)
Deferred tax liabilities	(59)	(519)	(10)
Other assets and liabilities, net	16	(49)	(16)
Net assets acquired	708	5,735	582
Less: noncash consideration	(150)	(125)	—
Net cash consideration	$558	$5,610	$582
The noncash consideration of $150 million and $125 million related to a 2024 and a 2023 acquisition, respectively, and were the result of the Company’s preexisting investments in acquired businesses.
Transaction-related costs for the Abcam Acquisition were $27 million for the year ended December 31, 2023. The Company’s earnings for 2024 and 2023 also reflect the pretax impact of $25 million and $68 million, respectively, of non-recurring acquisition date fair value adjustments to inventory in both periods and the settlement of pre-acquisition share-based payment awards in 2023, both related to the Abcam Acquisition. Transaction-related costs and acquisition-related fair value adjustments attributable to other acquisitions were not material for the years ended December 31, 2024, 2023 or 2022.
Pro Forma Financial Information (Unaudited)
The unaudited pro forma information for the periods set forth below gives effect to the 2024 and 2023 acquisitions as if they had occurred as of the beginning of the comparable prior annual reporting period, including the results from operations for the acquired business as well as the impact of assumed financing of the transaction and the impact of the purchase price allocation (including the amortization of acquired intangible assets). The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time ($ in millions except per share amounts):

	2024	2023
Sales	$23,933	$24,427
Net earnings from continuing operations	3,892	4,138
Diluted net earnings per common share from continuing operations(a)	5.28	5.54
(a) Diluted net earnings from continuing operations for 2023 is calculated by taking net earnings from continuing operations and excluding the anti-dilutive MCPS dividends.

The 2024 unaudited pro forma net earnings from continuing operations set forth above were adjusted to exclude the pretax impact of a $25 million nonrecurring acquisition date fair value adjustment to inventory. The 2023 unaudited pro forma net earnings from continuing operations were adjusted to exclude the pretax impact of $68 million of nonrecurring acquisition date fair value adjustments to inventory and the settlement of pre-acquisition share-based payment awards related to the Abcam Acquisition. In addition, acquisition-related transaction costs of $27 million pretax for the year ended December 31, 2023 associated with the Abcam Acquisition were excluded from pro forma net earnings from continuing operations.

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
In preparation for the Separation, in September 2023 Veralto issued approximately $2.6 billion in debt securities (refer to Note 13). The proceeds from these issuances were used to fund the approximately $2.6 billion net cash distributions Veralto made to Danaher prior to the Distribution Date (“Veralto Distribution”). Danaher used the Veralto Distribution proceeds to redeem approximately $1.0 billion of commercial paper, to satisfy bond maturities and to fund certain of the Company’s regular, quarterly cash dividends to shareholders.
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
In connection with the Separation, Danaher and Veralto entered into various agreements to effect the Separation and provide a framework for their relationship after the Separation, including a separation and distribution agreement, transition services agreement, an employee matters agreement, a tax matters agreement, an intellectual property matters agreement and a Danaher Business System (“DBS”) license agreement. These agreements provide for the allocation between Danaher and Veralto of assets, employees, liabilities and obligations (including investments, property, employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after Veralto’s separation from Danaher and govern certain relationships between Danaher and Veralto after the Separation. In addition, Danaher is also party to various commercial agreements with Veralto entities. The amounts paid and received by Danaher for transition services provided under the above agreements as well as sales and purchases to and from Veralto were not material to the Company’s results of operations for the years ended December 31, 2024 and 2023.
The key components of income from the Veralto business from discontinued operations for the years ended December 31 were as follows ($ in millions):

	2023	2022
Sales	$3,712	$4,828
Cost of sales	(1,556)	(2,067)
Selling, general and administrative expenses	(1,236)	(1,392)
Research and development expenses	(168)	(217)
Other income (expense)	(14)	1
Interest expense	(7)	(7)
Income from discontinued operations before income taxes	731	1,146
Income tax expense	(188)	(265)
Earnings from discontinued operations, net of income taxes	$543	$881

NOTE 4. NET EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS
Basic net earnings per share from continuing operations (“EPS”) is calculated by taking net earnings from continuing operations less the MCPS dividends divided by the weighted average number of common shares outstanding for the applicable period. Diluted net EPS from continuing operations is computed by taking net earnings from continuing operations less the MCPS dividends divided by the weighted average number of common shares outstanding increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased with the proceeds from the issuance of the potentially dilutive shares. For the years ended December 31, 2024, 2023 and 2022, 1.3 million, 3.5 million and 1.4 million options to purchase shares, respectively, were excluded from the diluted earnings per share calculation, as the impact of their inclusion would have been anti-dilutive.
Basic and diluted EPS are computed independently for each quarter and annual period, which involves the use of different weighted-average share count figures relating to quarterly and annual periods. As a result, and after factoring the effect of rounding to the nearest cent per share, the sum of prior quarter-to-date EPS figures may not equal annual EPS.
On April 17, 2023, all outstanding shares of the MCPS Series B converted into 8.6 million shares of the Company’s common stock. The impact of the MCPS Series B calculated under the if-converted method was anti-dilutive for both of the years ended December 31, 2023 and 2022 and as such 2.5 million and 8.6 million shares, respectively, underlying the MCPS Series B were excluded in the calculation of diluted EPS and the related MCPS Series B dividends of $21 million and $86 million, respectively, were included in the calculation of net earnings for diluted EPS for the period.
On April 15, 2022, all outstanding shares of the MCPS Series A converted into 11.0 million shares of the Company’s common stock. The impact of the MCPS Series A calculated under the if-converted method was dilutive for the year ended December 31, 2022, and as such 3.0 million shares underlying the MCPS Series A were included in the calculation of diluted EPS and the related MCPS Series A dividends of $20 million were excluded from the calculation of net earnings for diluted EPS. Refer to Note 18 for additional information about the MCPS Series A and B conversions.
Information related to the calculation of net earnings per common share from continuing operations for the years ended December 31 is summarized as follows ($ and shares in millions, except per share amounts):

	2024	2023	2022
Numerator:
Net earnings from continuing operations	$3,899	$4,221	$6,328
MCPS dividends	—	(21)	(106)
Net earnings from continuing operations attributable to common stockholders for Basic EPS	3,899	4,200	6,222
Adjustment for MCPS dividends for dilutive MCPS	—	—	20
Net earnings from continuing operations attributable to common stockholders after assumed conversions for Diluted EPS	$3,899	$4,200	$6,242

Denominator:
Weighted average common shares outstanding used in Basic EPS	731.0	736.5	725.1
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	6.2	6.6	9.0
Weighted average MCPS converted shares	—	—	3.0
Weighted average common shares outstanding used in Diluted EPS	737.2	743.1	737.1

Basic EPS from continuing operations	$5.33	$5.70	$8.58
Diluted EPS from continuing operations	$5.29	$5.65	$8.47

NOTE 5. REVENUE
The following table presents the Company’s revenues disaggregated by geographical region and revenue type ($ in millions). Sales taxes and other usage-based taxes collected from customers are excluded from revenue.

	Biotechnology	Life Sciences	Diagnostics	Total
Year ended December 31, 2024:
Geographical region:
North America(a)	$2,237	$3,199	$4,859	$10,295
Western Europe	2,296	1,574	1,587	5,457
Other developed markets(b)	335	510	408	1,253
High-growth markets(c)	1,891	2,046	2,933	6,870
Total	$6,759	$7,329	$9,787	$23,875

Revenue type:
Recurring	$5,758	$4,889	$8,719	$19,366
Nonrecurring	1,001	2,440	1,068	4,509
Total	$6,759	$7,329	$9,787	$23,875

Year ended December 31, 2023:
Geographical region:
North America(a)	$2,454	$2,999	$4,508	$9,961
Western Europe	2,407	1,519	1,542	5,468
Other developed markets(b)	329	510	431	1,270
High-growth markets(c)	1,982	2,113	3,096	7,191
Total	$7,172	$7,141	$9,577	$23,890

Revenue type:
Recurring	$5,897	$4,360	$8,425	$18,682
Nonrecurring	1,275	2,781	1,152	5,208
Total	$7,172	$7,141	$9,577	$23,890

Year ended December 31, 2022:
Geographical region:
North America(a)	$3,054	$3,154	$5,522	$11,730
Western Europe	2,645	1,377	1,837	5,859
Other developed markets(b)	358	506	481	1,345
High-growth markets(c)	2,701	1,999	3,009	7,709
Total	$8,758	$7,036	$10,849	$26,643

Revenue type:
Recurring	$6,958	$4,220	$9,698	$20,876
Nonrecurring	1,800	2,816	1,151	5,767
Total	$8,758	$7,036	$10,849	$26,643
(a) The Company defines North America as the United States and Canada.
(b) The Company defines other developed markets as all the markets of the world that are not North America, Western Europe or high-growth markets.
(c) The Company defines high-growth markets as Eastern Europe, the Middle East, Africa, Latin America (including Mexico) and Asia (with the exception of Japan, Australia and New Zealand). The Company defines developed markets as all markets of the world that are not high-growth markets.

The Company’s products and services primarily consist of life sciences research, biopharmaceutical drug production and medical diagnostic products and services. The Company sells equipment to customers as well as consumables, software and services, some of which customers purchase on a recurring basis. Consumables sold for use with the equipment sold by the Company are typically critical to the use of the equipment and are typically used on a one-time or limited basis, requiring frequent replacement in the customer’s operating cycle. Examples of these consumables include reagents used in diagnostic tests, chromatography resins used for research and bioprocessing and filters used in filtration, separation and purification processes. Additionally, some of the Company’s consumables are used on a standalone basis, such as custom nucleic acids, genomics solutions, antibodies and immunoassays. The Company separates its goods and services between those typically sold to a customer on a recurring basis and those typically sold to a customer on a nonrecurring basis. Recurring revenue primarily includes revenue from consumables (both used with Company equipment and used on a standalone basis), services and OTLs. Nonrecurring revenue includes sales of equipment, point in time software licenses and STLs. OTLs and STLs are included in the above revenue amounts. For the years ended December 31, 2024, 2023 and 2022, lease revenue was $402 million, $410 million and $419 million, respectively.
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
As of December 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $4.3 billion. The Company expects to recognize revenue on approximately 47% of the remaining performance obligations over the next 12 months, 27% over the subsequent 12 months, and the remainder recognized thereafter.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed trade accounts receivable, unbilled receivables (“contract assets”) and deferred revenue, customer deposits and billings in excess of revenue recognized (“contract liabilities”) on the Consolidated Balance Sheets. In addition, the Company defers certain costs incurred to obtain a contract (“contract costs”). Contract assets, liabilities and costs are reported on the accompanying Consolidated Balance Sheets on a contract-by-contract basis. The balances of contract assets and contract costs as of December 31, 2024 and 2023 were not significant and are classified as other current assets and other long-term assets in the Consolidated Balance Sheets. The balance of contract costs are generally amortized into earnings on a straight-line basis (which is consistent with the transfer of control for the related goods or services). Amortization expense related to these costs for the years ended December 31, 2024 and 2023 was also not significant. The costs to obtain a contract where the amortization period for the related asset is one year or less are expensed as incurred and recorded within selling, general and administrative expenses in the accompanying Consolidated Statements of Earnings.
The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities that are classified as either current or long-term in the Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of December 31, 2024 and 2023, contract liabilities were approximately $1.5 billion and $1.7 billion, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheets. The decrease in the contract liability balance during the year ended December 31, 2024 was primarily a result of amounts recognized as revenue and the impact of foreign currency, partially offset by cash payments received in advance of satisfying performance obligations. Revenue recognized during the years ended December 31, 2024 and 2023 that was included in the opening contract liability balance each year was approximately $1.3 billion.

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
The Company’s President and Chief Executive Officer is the chief operating decision maker (“CODM”). The CODM uses segment sales and operating profit to allocate resources (including employees and financial or capital resources), to assess the performance of the segments and in the determination of the compensation for certain employees for each segment predominantly in the annual budget process. The CODM reviews forecast-to-actual variances in segment sales and operating profit on a monthly basis when making decisions about allocating capital and personnel to the segments.
The table below reconciles segment sales to segment operating profit with the expense categories presented reflecting the expenses that the Company has determined to be significant segment expenses. Significant segment expenses are the expense category details regularly provided to the CODM to allocate resources to the segments and to evaluate segment performance. Detailed segment data for the years ended December 31 is as follows ($ in millions):

	Biotechnology	Life Sciences	Diagnostics	Other (a)	Total Company
Year Ended December 31, 2024
Sales (GAAP)	$6,759	$7,329	$9,787	$—	$23,875
Less:
Depreciation	(151)	(167)	(394)	(9)	(721)
Amortization of intangible assets	(863)	(576)	(192)	—	(1,631)
Impairments(b)	—	(222)	(43)	—	(265)
Other segment expenses(c)	(4,060)	(5,485)	(6,533)	(317)	(16,395)
Operating profit	$1,685	$879	$2,625	$(326)	$4,863

Year Ended December 31, 2023
Sales (GAAP)	$7,172	$7,141	$9,577	$—	$23,890
Less:
Depreciation	(162)	(129)	(379)	(5)	(675)
Amortization of intangible assets	(864)	(429)	(198)	—	(1,491)
Impairments(b)	(54)	—	(23)	—	(77)
Other segment expenses(c)	(4,183)	(5,374)	(6,571)	(317)	(16,445)
Operating profit	$1,909	$1,209	$2,406	$(322)	$5,202

Year Ended December 31, 2022
Sales (GAAP)	$8,758	$7,036	$10,849	$—	$26,643
Less:
Depreciation	(190)	(112)	(387)	(9)	(698)
Amortization of intangible assets	(812)	(419)	(203)	—	(1,434)
Other segment expenses(c)	(4,748)	(5,091)	(6,823)	(313)	(16,975)
Operating profit	$3,008	$1,414	$3,436	$(322)	$7,536
(a) Other consists of unallocated corporate costs and other costs not considered part of management’s evaluation of reportable segment operating performance.
(b) For information on the impairments, refer to Note 10.
(c) Other segment expenses for each reportable segment include cost of sales, selling general and administrative expenses, research and development (“R&D”) expenses, excluding depreciation, amortization of intangible assets and impairments. Included within these categories of expenses are overhead expenses, stock compensation expense, restructuring charges and allocated corporate expenses.

The following table presents additional detailed segment data for the years ended December 31 ($ in millions):

	2024	2023	2022
Identifiable assets:
Biotechnology	$34,605	$37,421	$37,536
Life Sciences	23,211	23,730	17,572
Diagnostics	14,204	14,552	14,722
Other	5,522	8,785	9,739
Discontinued operations	—	—	4,781
Total	$77,542	$84,488	$84,350

Capital expenditures, gross:
Biotechnology	$447	$417	$405
Life Sciences	391	320	325
Diagnostics	550	546	382
Other	4	100	6
Total	$1,392	$1,383	$1,118
Operations in Geographical Areas:

	Year Ended December 31
($ in millions)	2024	2023	2022
Sales:
United States	$9,927	$9,579	$11,289
China	2,805	3,143	3,611
All other (each country individually less than 5% of total sales)	11,143	11,168	11,743
Total	$23,875	$23,890	$26,643

Property, plant and equipment, net:
United States	$2,585	$2,304	$1,839
United Kingdom	519	371	239
Sweden	384	425	429
Germany	251	238	204
All other (each country individually less than 5% of total property, plant and equipment, net)	1,251	1,215	998
Total	$4,990	$4,553	$3,709

NOTE 7. INCOME TAXES
Earnings from continuing operations before income taxes for the years ended December 31 were as follows ($ in millions):

	2024	2023	2022
United States	$1,002	$1,310	$2,527
Non-U.S.	3,644	3,734	4,619
Total	$4,646	$5,044	$7,146

The provision for income taxes from continuing operations for the years ended December 31 were as follows ($ in millions):

	2024	2023	2022
Current:
Federal U.S.	$239	$559	$232
Non-U.S.	929	1,271	1,042
State and local	62	197	126
Deferred:
Federal U.S.	(300)	(737)	(362)
Non-U.S.	(141)	(338)	(145)
State and local	(42)	(129)	(75)
Income tax provision	$747	$823	$818
Noncurrent deferred tax assets and noncurrent deferred tax liabilities are included in other assets and other long-term liabilities, respectively, in the accompanying Consolidated Balance Sheets. Deferred income tax assets and liabilities as of December 31 were as follows ($ in millions):

	2024	2023
Deferred tax assets:
Allowance for doubtful accounts	$20	$18
Inventories	114	120
Pension and postretirement benefits	—	25
Environmental and regulatory compliance	38	37
Other accruals and prepayments	631	574
Stock-based compensation expense	122	115
Operating lease liabilities	255	252
Research and development expense	584	441
Tax credit and loss carryforwards	760	557
Valuation allowances	(232)	(234)
Total deferred tax asset	2,292	1,905
Deferred tax liabilities:
Pension and postretirement benefits	(9)	—
Property, plant and equipment	(136)	(125)
Insurance, including self-insurance	(400)	(315)
Operating lease ROU assets	(238)	(228)
Goodwill and other intangibles	(3,300)	(3,429)
Total deferred tax liability	(4,083)	(4,097)
Net deferred tax liability	$(1,791)	$(2,192)
The Company evaluates the future realizability of tax credits and loss carryforwards considering the anticipated future earnings of the Company’s subsidiaries as well as tax planning strategies in the associated jurisdictions. Deferred taxes associated with U.S. entities consist of net deferred tax liabilities of $337 million and $832 million as of December 31, 2024 and 2023, respectively. Deferred taxes associated with non-U.S. entities consist of net deferred tax liabilities of approximately $1.5 billion and $1.4 billion as of December 31, 2024 and 2023, respectively. During 2024, the Company’s valuation allowance decreased by $2 million due to the utilization of tax attributes which were previously not realizable, partially offset by increases related to acquisitions and certain tax benefits recognized in 2024 that are not expected to be realized. As of December 31, 2024, the total amount of the basis difference in investments indefinitely reinvested outside the United States for which deferred taxes have not been provided is approximately $14.2 billion. The income taxes applicable to repatriating such earnings are not readily determinable. As of December 31, 2024, the Company had no plans which would subject these basis differences to income taxes in the United States or elsewhere.
The Tax Cuts and Jobs Act (“TCJA”) imposes tax on U.S. shareholders for global intangible low-taxed income (“GILTI”) earned by certain non-U.S. subsidiaries. The Company has elected the period cost method for its accounting for GILTI.

The effective income tax rate from continuing operations for the years ended December 31 varies from the U.S. statutory federal income tax rate as follows:

	Percentage of Pretax Earnings
	2024	2023	2022
Statutory federal income tax rate	21.0%	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
State income taxes (net of federal income tax benefit)	0.8%	1.2%	1.2%
Non-U.S. rate differential	(2.9)%	(3.4)%	(3.4)%
Resolution and expiration of statutes of limitation of uncertain tax positions	(0.6)%	(0.4)%	(0.3)%
Realignment of businesses	—%	0.6%	(5.7)%
Research credits	(1.5)%	(1.6)%	(0.6)%
Foreign-derived intangible income, uncertain tax positions and other	0.3%	(0.8)%	(0.3)%
Excess tax benefits from stock-based compensation	(1.0)%	(0.3)%	(0.5)%
Effective income tax rate	16.1%	16.3%	11.4%
The Company operates globally, including in certain jurisdictions with lower tax rates than the U.S. federal statutory rate. Therefore, the impact of Danaher’s global operations and benefits from tax credits and incentives contributes to a lower effective tax rate for 2024, 2023 and 2022 compared to the U.S. federal statutory tax rate of 21.0%, as well as the impact of the following:
•The effective tax rate of 16.1% in 2024 includes the tax effect from intangible asset impairments in a jurisdiction with a higher statutory tax rate than the Company’s effective tax rate and discrete tax benefits from excess tax benefits from stock-based compensation, the release of reserves for uncertain tax positions due to the expiration of statutes of limitation and changes in estimates related to prior year tax filing positions, net of charges related to changes in estimates associated with prior period uncertain tax positions. These items decreased the reported rate on a net basis by 1.4%.
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
The Company made income tax payments related to both continuing and discontinued operations of approximately $1.3 billion, $1.8 billion and $1.8 billion in 2024, 2023 and 2022, respectively. Current income taxes payable related to both continuing and discontinued operations has been reduced by $107 million, $80 million and $85 million in 2024, 2023 and 2022, respectively, for tax deductions attributable to stock-based compensation, of which, the excess tax benefit over the amount recorded for financial reporting purposes for both continuing and discontinued operations was $70 million, $51 million and $61 million, respectively. The excess tax benefits have been recorded as reductions to the current income tax provision and are reflected as operating cash inflows in the accompanying Consolidated Statements of Cash Flows.
Included in deferred income taxes as of December 31, 2024 are tax benefits for U.S. and non-U.S. net operating loss carryforwards totaling $315 million ($140 million of which the Company does not expect to realize and have corresponding valuation allowances). Certain of the losses can be carried forward indefinitely and others can be carried forward to various dates from 2025 through 2044. In addition, the Company had general business and non-U.S. tax credit carryforwards of $445 million ($91 million of which the Company does not expect to realize and have corresponding valuation allowances) as of December 31, 2024, which can be carried forward to various dates from 2025 to 2034. In addition, as of December 31, 2024, the Company had $1 million of valuation allowances related to other deferred tax asset balances that are not more likely than not of being realized.

As of December 31, 2024, gross unrecognized tax benefits totaled approximately $1.2 billion (approximately $1.4 billion, net of the impact of $75 million of indirect tax benefits offset by $231 million associated with potential interest and penalties). As of December 31, 2023, gross unrecognized tax benefits totaled approximately $1.2 billion (approximately $1.3 billion, net of the impact of $73 million of indirect tax benefits offset by $199 million associated with potential interest and penalties). The Company recognized approximately $40 million, $32 million and $14 million of net tax expense from potential interest and penalties during 2024, 2023 and 2022, respectively. The net tax expense for potential interest and penalties related to discontinued operations were $6 million and $2 million during 2023 and 2022, respectively. To the extent unrecognized tax benefits (including interest and penalties) are recognized with respect to uncertain tax positions, approximately $1.3 billion as of both December 31, 2024 and 2023 would reduce the tax expense and effective tax rate in future periods. The Company recognized interest and penalties related to unrecognized tax benefits within income taxes in the accompanying Consolidated Statements of Earnings. Unrecognized tax benefits and associated accrued interest and penalties are included in taxes, income and other accrued expenses as detailed in Note 12.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding amounts accrued for potential interest and penalties related to both continuing and discontinued operations, is as follows ($ in millions):

	2024	2023	2022
Unrecognized tax benefits, beginning of year	$1,214	$1,139	$1,095
Additions based on tax positions related to the current year	64	72	44
Additions for tax positions of prior years	21	41	49
Reductions for tax positions of prior years	(14)	(15)	(10)
Acquisitions, divestitures and other	(12)	(14)	6
Lapse of statute of limitations	(14)	(11)	(16)
Settlements	(9)	(8)	(7)
Effect of foreign currency translation	(21)	10	(22)
Unrecognized tax benefits, end of year	$1,229	$1,214	$1,139
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
In the fourth quarter of 2022, the IRS proposed significant adjustments to the Company’s taxable income for the years 2016 through 2018 with respect to the deferral of tax on certain premium income related to the Company’s self-insurance programs. For income tax purposes, the recognition of premium income has been deferred in accordance with U.S. tax laws related to insurance. The proposed adjustments would have increased the Company’s taxable income over the 2016 through 2018 periods by approximately $2.5 billion. In the first quarter of 2023, the Company settled these proposed adjustments with the IRS, although the audit is still open with respect to other matters for the 2016 through 2018 period. The impact of the settlement with respect to the Company’s self-insurance policies was not material to the Company’s financial statements, including cash flows and the effective tax rate. As the settlement with the IRS was specific to the audit period, the settlement does not preclude the IRS from proposing similar adjustments to the Company’s self-insurance programs with respect to periods after 2018. Management believes the positions the Company has taken in its U.S. tax returns are in accordance with the relevant tax laws.
Tax authorities in Denmark have issued tax assessments related to interest accrued by certain of the Company’s subsidiaries for the years 2004 through 2015, totaling approximately DKK 2.1 billion including applicable accrued interest (approximately $288 million based on the exchange rate as of December 31, 2024). Management believes the positions the Company has taken in Denmark are in accordance with the relevant tax laws and is actively defending them under appeal to the Danish National Tax Tribunal. The Company intends on pursuing this matter to the Danish High Court and Danish Supreme Court should the current appeal be unsuccessful. While the ultimate resolution is uncertain and may take years to resolve, taking into account the provisions and payments the Company has previously made related to these assessments to mitigate further interest accrual claims, the Company does not expect the resolution of this matter to have a future material adverse impact on the Company’s financial statements, including its cash flow and effective tax rate.

Management estimates that it is reasonably possible that the amount of unrecognized tax benefits may be reduced by approximately $305 million within 12 months as a result of resolution of worldwide tax matters, net of payments for tax audit settlements and/or statute of limitations expirations. This includes future resolution of uncertain tax positions related to discontinued operations that may result in additional charges or credits to earnings from discontinued operations in the accompanying Consolidated Statements of Earnings (refer to Note 3).
The Company operates in various non-U.S. jurisdictions where income tax incentives and rulings have been granted for specific periods of time. In Puerto Rico and Singapore, the Company has various tax rulings and tax holiday arrangements which reduce the overall effective tax rate of the Company. The various rulings and tax holidays expire between 2025 and 2027. As of December 31, 2024, the Company had satisfied the conditions enumerated in these agreements. Included in the accompanying Consolidated Financial Statements are tax benefits of $33 million, $83 million and $71 million (or $0.04, $0.11 and $0.10 per diluted common share) for 2024, 2023 and 2022, respectively, from these rulings and tax holidays.

NOTE 8. NONOPERATING INCOME (EXPENSE)
The following sets forth the components of the Company’s other income (expense), net ($ in millions):

	2024	2023	2022
Other components of net periodic benefit costs	$1	$7	$44
Investment gains (losses):
Realized investment gains (losses)	156	89	123
Unrealized investment gains (losses)	(213)	(271)	(394)
Total investment gains (losses)	(57)	(182)	(271)
Total other income (expense), net	$(56)	$(175)	$(227)
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
Investment Gains (Losses)
For investments in equity securities without readily available fair values, the Company has elected the Fair Value Alternative and records adjustments to fair value within net earnings. Additionally, the Company is a limited partner in partnerships that invest primarily in early stage companies. While the partnerships record these investments at fair value, the Company’s investments in the partnerships are accounted for under the equity method of accounting. The investment gains (losses) include realized and unrealized gains and losses related to changes in the fair value of the Company’s investments in equity securities and the Company’s equity in earnings of the partnerships that reflect the changes in fair value of the investments of the partnerships and related management fees and operating expenses. During the year ended December 31, 2024 the Company sold a portion of its shares of an equity method investment and recorded a realized investment gain of $180 million ($135 million after-tax). In addition, during 2023 and 2022 the Company recorded impairments of $31 million and $91 million, respectively, related to equity method investments that are reflected in unrealized investment gains (losses).

NOTE 9. LEASES
The Company has operating leases for office space, warehouses, distribution centers, research and development facilities, manufacturing locations and certain equipment, primarily automobiles. Many leases include one or more options to renew, some of which include options to extend for up to 30 years, and some leases include options to terminate within 30 days. In certain of the Company’s lease agreements, the rental payments are adjusted periodically to reflect actual charges incurred for common area maintenance, utilities, inflation and/or changes in other indexes. The Company’s finance leases were not material as of December 31, 2024 and 2023. ROU assets arising from finance leases are included in property, plant and equipment, net and the liabilities are included in notes payable and current portion of long-term debt and long-term debt in the accompanying Consolidated Balance Sheets.

The Consolidated Financial Statements include the following amounts related to operating leases where the Company is the lessee ($ in millions):

	2024	2023	2022
Consolidated Statements of Earnings
Fixed operating lease expense(a)	$239	$207	$199
Variable operating lease expense	60	67	60
Total operating lease expense	$299	$274	$259

Consolidated Statements of Cash Flows
Cash paid for amounts included in the measurement of operating lease liabilities	$245	$214	$219
ROU assets obtained in exchange for operating lease obligations	320	182	188

Consolidated Balance Sheets		December 31, 2024	December 31, 2023
Lease Assets and Liabilities	Classification
Operating lease ROU assets	Other long-term assets	$1,084	$1,052

Operating lease liabilities - current	Accrued expenses and other liabilities	$173	$180
Operating lease liabilities - long-term	Other long-term liabilities	968	954
Total operating lease liabilities		$1,141	$1,134

Weighted average remaining lease term		9 years	9 years
Weighted average discount rate		4.2%	3.4%
(a) Includes short-term leases and sublease income, both of which were immaterial.

The following table presents the maturity of the Company’s operating lease liabilities as of December 31, 2024 ($ in millions):

2025	$212
2026	190
2027	153
2028	134
2029	120
Thereafter	584
Total operating lease payments	1,393
Less: imputed interest	(252)
Total operating lease liabilities	$1,141
As of December 31, 2024, the Company had no additional significant operating or finance leases that had not yet commenced.

NOTE 10. GOODWILL AND OTHER INTANGIBLE ASSETS
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
As of December 31, 2024, the Company had five reporting units for goodwill impairment testing. As of the date of the 2024 annual impairment test, the carrying value of the goodwill included in each individual reporting unit ranged from approximately $1.2 billion to $22.5 billion. No goodwill impairment charges were recorded for any of the years ended December 31, 2024, 2023 and 2022 and no “triggering” events have occurred subsequent to the performance of the 2024 annual impairment test. The factors used by management in its impairment analysis are inherently subject to uncertainty. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated, and a charge would need to be taken against net earnings.
The following is a rollforward of the Company’s goodwill by segment ($ in millions):

	Biotechnology	Life Sciences	Diagnostics	Total
Balance, January 1, 2023	$22,087	$8,314	$6,875	$37,276
Attributable to 2023 acquisitions	—	3,851	—	3,851
Adjustments due to finalization of purchase price adjustments	2	5	—	7
Foreign currency translation and other	388	51	35	474
Balance, December 31, 2023	22,477	12,221	6,910	41,608
Attributable to 2024 acquisitions	—	305	—	305
Adjustments due to finalization of purchase price allocations	—	(23)	—	(23)
Foreign currency translation and other	(1,040)	(198)	(155)	(1,393)
Balance, December 31, 2024	$21,437	$12,305	$6,755	$40,497
Finite-lived intangible assets are amortized over their legal or estimated useful life. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets as of December 31 ($ in millions):

	2024		2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangibles:
Patents and technology	$14,781	$(4,641)	$15,175	$(3,832)
Customer relationships, trade names and other intangibles	9,972	(4,781)	10,131	(4,303)
Total finite-lived intangibles	24,753	(9,422)	25,306	(8,135)
Indefinite-lived intangibles:
Trademarks and trade names	3,237	—	3,575	—
Total intangibles	$27,990	$(9,422)	$28,881	$(8,135)
During 2024, the Company acquired finite-lived intangible assets, consisting primarily of developed technology, customer relationships and trade names, with a weighted average life of 11 years. Refer to Note 2 for information on the intangible assets acquired.
The Company reviews identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Indefinite-lived intangibles are subject to impairment testing at least annually or more frequently if events or changes in circumstances indicate that potential impairment exists.
During the third quarter of 2024, the Company concluded that it had an impairment indicator for an indefinite-lived trade name within the genomics consumable business included in the Life Sciences segment. This determination was primarily the result of softness in the genomics market, including but not limited to the discontinuation of drug development programs announced in the third quarter and weaker demand at some of the business’s larger customers as well as reduced demand due to the reprioritization of drug development programs at other customers. The Company engaged a third-party valuation specialist to assist in the valuation of the trade name using a relief from royalty method of valuation. The significant assumptions in the relief from royalty method include, but were not limited to, revenue growth rates (including perpetual growth rates), royalty rates and discount rates. The Company recorded a noncash impairment charge of $222 million pretax ($169 million after-tax) related to the indefinite-lived trade name for the year ended December 31, 2024. After recognition of the impairment, the net book value of the trade name was $508 million and the Company continues to monitor for any changes to the business performance or key assumptions. In connection with the trade name impairment, the Company also tested the related asset group and the related reporting unit goodwill for impairment in the third quarter of 2024, and in both cases the Company identified no impairment. In the fourth quarter of 2024, the Company identified impairment triggers for a trade name in the Diagnostics segment and recorded an impairment charge of $43 million.
Additionally, the Company identified impairment triggers in the second quarter of 2023 in the Biotechnology segment and the fourth quarter of 2023 in the Diagnostics and Biotechnology segments which resulted in the impairment of certain long-lived assets, including technology and other assets. In 2023, the Company recorded impairment charges totaling $77 million. The 2024 and 2023 impairment charges were recorded in selling, general and administrative expenses in the accompanying Consolidated Statements of Earnings. During 2022 there were no impairments of intangible assets.
Total intangible amortization expense in 2024, 2023 and 2022 was approximately $1.6 billion, $1.5 billion and $1.4 billion, respectively. Based on the intangible assets recorded as of December 31, 2024, amortization expense is estimated to be approximately $1.6 billion during 2025, $1.6 billion during 2026, $1.5 billion during 2027, $1.5 billion during 2028 and $1.4 billion during 2029.

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
A summary of financial assets that are measured at fair value on a recurring basis were as follows ($ in millions):

	Year Ended December 31		Quoted Prices in Active Market (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	2024	2023	2024	2023	2024	2023	2024	2023
Assets:
Available-for-sale debt securities	$—	$5	$—	$—	$—	$5	$—	$—
Investment in equity securities	218	234	3	16	—	—	—	—
Cross-currency swap derivative contracts	415	291	—	—	415	291	—	—
Available-for-sale debt securities, which are included in other long-term assets in the accompanying Consolidated Balance Sheets, are measured at fair value using quoted prices reported by investment brokers and dealers based on the underlying terms of the security and comparison to similar securities traded on an active market. As of December 31, 2023 available-for-sale debt securities primarily included U.S. Treasury Notes and corporate debt securities.
The Company’s investments in equity securities consist of investments in publicly traded equity securities and investments in non-marketable equity securities. The publicly traded securities are classified as Level 1 in the fair value hierarchy as they are measured based on quotes in active markets. For the non-marketable equity securities, the Company estimates the fair value of the investments using the Fair Value Alternative. The Company’s investments in these equity securities are not classified in the fair value hierarchy due to the use of these measurement methods. The Company’s investments in partnerships are accounted for under the equity method of accounting and are not subject to fair value measurement disclosures. As of both December 31, 2024 and 2023, the Company’s equity method investments included investments in partnerships with a carrying value of approximately $1.4 billion. During the years ended December 31, 2024, 2023 and 2022, the Company recorded net realized and unrealized losses of $57 million, $182 million and $271 million, respectively, related to changes in the fair value of the Company’s investments in equity securities and the Company’s equity in earnings of the partnerships that reflect the changes in fair value of the investments of the partnerships. Refer to Note 8 for additional information on gains and losses on the Company’s investments, including investments in the partnerships.

The cross-currency swap derivative contracts are classified as Level 2 in the fair value hierarchy as they are measured using the income approach with the relevant interest rates and current foreign currency exchange rates and forward curves as inputs. Refer to Note 14 for additional information.
Fair Value of Other Financial Instruments
The carrying amounts and fair values of the Company’s other financial instruments as of December 31 were as follows ($ in millions):

	2024		2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt obligations:
Notes payable and current portion of long-term debt	$505	$502	$1,695	$1,672
Long-term debt	15,500	13,109	16,707	14,415
As of December 31, 2024 and 2023, short and long-term borrowings were categorized as Level 1. The fair value of long-term borrowings was based on quoted market prices. The difference between the fair value and the carrying amounts of long-term borrowings is attributable to changes in market interest rates and/or the Company’s credit ratings subsequent to the incurrence of the borrowing. The fair values of borrowings with original maturities of one year or less, as well as cash and cash equivalents, trade accounts receivable, net and trade accounts payable generally approximate their carrying amounts due to the short-term maturities of these instruments.
Refer to Note 15 for information related to the fair value of the Company sponsored defined benefit pension plan assets.

NOTE 12. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities as of December 31 were as follows ($ in millions):

	2024		2023
	Current	Noncurrent	Current	Noncurrent
Compensation and benefits	$1,101	$289	$1,127	$254
Pension and postretirement benefits	56	560	57	544
Taxes, income and other	568	3,138	582	3,428
Contract liabilities	1,299	232	1,465	249
Sales and product allowances	185	6	155	6
Operating lease liabilities	173	968	180	954
Contract settlement financing payable	75	287	75	354
Other	1,083	214	1,172	228
Total	$4,540	$5,694	$4,813	$6,017

NOTE 13. FINANCING
The components of the Company’s debt as of December 31 were as follows (amounts in millions):

	Outstanding Amount
Description and Aggregate Principal Amount	2024	2023
Euro-denominated commercial paper (€931 million and €929 million, respectively)(e)	$965	$1,026
1.7% senior unsecured notes due 3/30/2024 (€900 million) (the “2024 Euronotes”)(f)	—	993
2.2% senior unsecured notes due 11/15/2024 ($700 million) (the “2024 Biopharma Notes”)(b)	—	699
3.35% senior unsecured notes due 9/15/2025 ($500 million) (the “2025 U.S. Notes”)(f)	500	499
0.2% senior unsecured notes due 3/18/2026 (€1.3 billion) (the “2026 Biopharma Euronotes”)(b)	1,293	1,376
2.1% senior unsecured notes due 9/30/2026 (€800 million) (the “2026 Euronotes”)(f)	828	881
0.3% senior unsecured notes due 5/11/2027 (¥30.8 billion) (the “2027 Yen Notes”)(d)	195	218
1.2% senior unsecured notes due 6/30/2027 (€600 million) (the “2027 Euronotes”)(a)	620	660
0.45% senior unsecured notes due 3/18/2028 (€1.3 billion) (the “2028 Biopharma Euronotes”)(b)	1,291	1,374
1.125% senior unsecured bonds due 12/08/2028 (CHF 210 million) (the “2028 CHF Bonds”)(c)	233	252
2.6% senior unsecured notes due 11/15/2029 ($800 million) (the “2029 Biopharma Notes”)(b)	797	797
2.5% senior unsecured notes due 3/30/2030 (€800 million) (the “2030 Euronotes”)(f)	829	883
0.75% senior unsecured notes due 9/18/2031 (€1.8 billion) (the “2031 Biopharma Euronotes”)(b)	1,805	1,923
0.65% senior unsecured notes due 5/11/2032 (¥53.2 billion) (the “2032 Yen Notes”)(d)	337	376
1.35% senior unsecured notes due 9/18/2039 (€1.3 billion) (the “2039 Biopharma Euronotes”)(b)	1,282	1,365
3.25% senior unsecured notes due 11/15/2039 ($900 million) (the “2039 Biopharma Notes”)(b)	892	891
4.375% senior unsecured notes due 9/15/2045 ($500 million) (the “2045 U.S. Notes”)(f)	499	499
1.8% senior unsecured notes due 9/18/2049 (€750 million) (the “2049 Biopharma Euronotes”)(b)	769	819
3.4% senior unsecured notes due 11/15/2049 ($900 million) (the “2049 Biopharma Notes”)(b)	890	890
2.6% senior unsecured notes due 10/01/2050 ($1.0 billion) (the “2050 U.S. Notes”)(f)	982	981
2.8% senior unsecured notes due 12/10/2051 ($1.0 billion) (the “2051 U.S. Notes”)(f)	985	984
Other	13	16
Total debt	16,005	18,402
Less: currently payable	(505)	(1,695)
Long-term debt	$15,500	$16,707
(a) Issued by DH Europe Finance S.A. (“Danaher International”).
(b) Issued by DH Europe Finance II S.a.r.l. (“Danaher International II”).
(c) Issued by DH Switzerland Finance S.A. (“Danaher Switzerland”).
(d) Issued by DH Japan Finance S.A. (“Danaher Japan”).
(e) Issued by Danaher Corporation or Danaher International II.
(f) Issued by Danaher Corporation.
Debt discounts, premiums and debt issuance and other related costs totaled $96 million and $107 million as of December 31, 2024 and 2023, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of debt table above.
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
The Credit Facility requires the Company to maintain a Consolidated Leverage Ratio (as defined in the Credit Facility) of 0.65 to 1.00 or less. Borrowings under the Credit Facility are prepayable at the Company’s option at any time in whole or in part without premium or penalty. As of December 31, 2024, no borrowings were outstanding under the Credit Facility and the Company was in compliance with all covenants under the facility. The nonperformance by any member of the Credit Facility syndicate would reduce the maximum capacity of the Credit Facility by such member’s commitment amount.
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
Under the Company’s U.S. dollar and euro-denominated commercial paper programs, the Company or a subsidiary of the Company, as applicable, may issue and sell unsecured, short-term promissory notes. The notes are typically issued at a discount from par, generally based on the ratings assigned to the Company by credit rating agencies at the time of the issuance and prevailing market rates. The Credit Facility provides liquidity support for issuances under the Company’s commercial paper programs, and can also be used for working capital and other general corporate purposes. The availability of the Credit Facility as a standby liquidity facility to repay maturing commercial paper is an important factor in maintaining the existing credit ratings of the Company’s commercial paper programs. As commercial paper obligations mature, the Company may issue additional short-term commercial paper obligations to refinance all or part of these borrowings. As of December 31, 2024, borrowings outstanding under the Company’s euro-denominated commercial paper programs had a weighted average annual interest rate of 3.3% and a weighted average remaining maturity of approximately 34 days. As of December 31, 2024, the Company has classified $965 million of its borrowings outstanding under the euro-denominated commercial paper programs as long-term debt in the accompanying Consolidated Balance Sheet (even though such borrowings are scheduled to mature within one year of December 31, 2024) as the Company had the intent and ability, as supported by availability under the Credit Facility, to refinance these borrowings for at least one year from the balance sheet date.
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

Covenants and Redemption Provisions Applicable to Notes
With respect to the 2027 and 2032 Yen Notes; the 2024 (prior to their repayment in the second quarter of 2024), 2026, 2027 and 2030 Euronotes; the 2025, 2045, 2050 and 2051 U.S. Notes; the 2024 (prior to their repayment in the fourth quarter of 2024), 2029, 2039 and 2049 Biopharma Notes; and the 2026, 2028, 2031, 2039 and 2049 Biopharma Euronotes, at any time prior to the applicable maturity date, the Company may redeem the applicable series of notes in whole or in part, by paying the principal amount, accrued and unpaid interest and, until the par call date specified in the applicable indenture or comparable governing document, the “make-whole” premium specified therein (and in the case of the Yen Notes, net of certain swap-related gains or losses as applicable). With respect to the 2028 CHF Bonds, at any time after 85% or more of the bonds have been redeemed or purchased and canceled, the Company may redeem some or all of the remaining bonds for their principal amount plus accrued and unpaid interest. With respect to the 2027 and 2032 Yen Notes; 2026, 2027 and 2030 Euronotes; the 2028 CHF Bonds; and the 2026, 2028, 2031, 2039 and 2049 Biopharma Euronotes, the Company may redeem such notes and bonds upon the occurrence of specified, adverse changes in tax laws, or interpretations under such laws, at a redemption price equal to the principal amount of the bonds to be redeemed.
If a change of control triggering event occurs with respect to any of the 2027 and 2032 Yen Notes; the 2026, 2027 and 2030 Euronotes; the 2025, 2045, 2050 and 2051 U.S. Notes; the 2028 CHF Bonds; the 2029, 2039 and 2049 Biopharma Notes; or the 2026, 2028, 2031, 2039 and 2049 Biopharma Euronotes, each holder of such notes may require the Company to repurchase some or all of such notes and bonds at a purchase price equal to 101% (100% in the case of the 2027 and 2032 Yen Notes) of the principal amount of the notes and bonds, plus accrued and unpaid interest (and in the case of the Yen Notes, certain swap-related losses as applicable). A change of control triggering event means the occurrence of both a change of control and a rating event, each as defined in the applicable indenture or comparable governing document. Except in connection with a change of control triggering event, the Company does not have any credit rating downgrade triggers that would accelerate the maturity of a material amount of outstanding debt. Each holder of the 2027 and 2032 Yen Notes may also require the Company to repurchase some or all of its notes at a purchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest and certain swap-related losses as applicable, in certain circumstances whereby such holder comes into violation of economic sanctions laws as a result of holding such notes.
The respective indentures or comparable governing documents under which the above-described notes and bonds were issued contain customary covenants including, for example, limits on the incurrence of secured debt and sale-leaseback transactions. None of these covenants are considered restrictive to the Company’s operations and as of December 31, 2024, the Company was in compliance with all of its debt covenants.
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
Long-Term Debt Repayments
On November 15, 2024, the Company repaid the $700 million 2024 Biopharma Notes upon their maturity using available cash. The €900 million aggregate principal amount of the 2024 Euronotes were repaid upon their maturity on April 2, 2024 using cash distributions from Veralto prior to the Separation. The CHF 540 million aggregate principal amount of the 2023 CHF Bonds were repaid upon their maturity on December 8, 2023. On June 30, 2022, the Company repaid the €250 million aggregate principal amount of the floating rate senior unsecured notes and on November 15, 2022 the Company repaid the €700 million aggregate principal amount of the 2.05% senior unsecured notes upon their maturity using available cash and the proceeds from the issuance of commercial paper.
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

Other
The Company’s minimum principal payments for the next five years are as follows ($ in millions):

2025	$505
2026	2,113
2027	809
2028	2,484
2029	794
Thereafter	9,300
The Company made interest payments of $370 million, $392 million and $347 million in 2024, 2023 and 2022, respectively. Interest payments decreased in 2024 due primarily to lower outstanding debt balances, partially offset by higher average interest rates on the Company’s euro denominated commercial paper borrowings in 2024 compared to 2023.

NOTE 14. HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS
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
The Company also uses cross-currency swap derivative contracts to hedge U.S. dollar-denominated long-term debt issuances in a foreign subsidiary whose functional currency is the euro against adverse movements in exchange rates. These contracts effectively convert these U.S. dollar-denominated bonds to obligations denominated in euro. The changes in the fair value of these instruments are recorded in accumulated OCI and are subsequently reclassified to net earnings to offset the remeasurement of the hedged debt that is also recorded in net earnings. The interest income or expense from these swaps are recorded in interest expense in the accompanying Consolidated Statements of Earnings consistent with the classification of interest expense attributable to the underlying debt. These instruments mature on dates ranging from November 2029 to November 2049.
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

The following table summarizes the notional values as of December 31, 2024 and 2023 and pretax impact of changes in the fair values of instruments designated as net investment hedges and cash flow hedges in accumulated OCI for the year then ended ($ in millions):

	Original Notional Amount	Notional Amount Outstanding	Gain (Loss) Recognized in OCI	Amounts Reclassified from OCI
Year ended December 31, 2024:
Net investment hedges:
Cross-currency contracts	$3,875	$3,000	$128	$—
Foreign currency denominated debt	3,042	3,042	249	—
Cash flow hedges:
Cross-currency contracts	4,000	2,600	(4)	(111)
Interest rate swaps	1,600	—	—	3
Total	$12,517	$8,642	$373	$(108)

Year ended December 31, 2023:
Net investment hedges:
Cross-currency contracts	$3,875	$3,000	$(148)	$—
Foreign currency denominated debt	4,263	4,263	(102)	—
Cash flow hedges:
Cross-currency contracts	4,000	3,300	(214)	107
Interest rate swaps	1,600	—	—	3
Total	$13,738	$10,563	$(464)	$110
Gains or losses related to the net investment hedges are classified as foreign currency translation adjustments in the schedule of changes in OCI in Note 18, as these items are attributable to the Company’s hedges of its net investment in foreign operations. Gains or losses related to the cash flow hedges are classified as cash flow hedge adjustments in the schedule of changes in OCI in Note 18. The amount reclassified from OCI for the cross-currency swap derivative contracts that are cash flow hedges of the Company’s U.S. dollar-denominated debt was equal to the remeasurement amount recorded in the period on the hedged debt.
The Company did not reclassify any other deferred gains or losses related to net investment hedges or cash flow hedges from accumulated OCI to earnings during the years ended December 31, 2024 and 2023. In addition, the Company did not have any ineffectiveness related to net investment hedges or cash flow hedges during the years ended December 31, 2024 and 2023. Should any ineffectiveness arise, any ineffective portions of the hedges would be reclassified from accumulated OCI into earnings during the period of change. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in all other investing activities in the accompanying Consolidated Statements of Cash Flows. The cash inflows and outflows associated with the Company’s derivative contracts designated as cash flow hedges are classified in cash flows from operating activities in the accompanying Consolidated Statements of Cash Flows.
The Company’s derivative instruments, as well as its nonderivative debt instruments designated and qualifying as net investment hedges, were classified as of December 31 in the Company’s Consolidated Balance Sheets as follows ($ in millions):

	2024	2023
Derivative assets:
Other long-term assets	$415	$291

Nonderivative hedging instruments:
Notes payable and current portion of long-term debt	—	993
Long-term debt	3,042	3,270
Amounts related to the Company’s derivatives expected to be reclassified from accumulated OCI to net earnings during the next 12 months, if interest rates and foreign exchange rates remain unchanged, are not significant.

NOTE 15. PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFIT PLANS
The Company has noncontributory defined benefit pension plans which cover certain of its U.S. employees. During 2012, all remaining benefit accruals under the U.S. plans ceased. Defined benefit plans from acquisitions subsequent to 2012 are ceased as soon as practical. The Company also has noncontributory defined benefit pension plans which cover certain of its non-U.S. employees, and under certain of these plans, benefit accruals continue. In general, the Company’s policy is to fund these plans based on considerations relating to legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors. In addition to providing pension benefits, the Company provides certain healthcare and life insurance benefits for some of its retired employees in the United States. Certain employees may become eligible for these benefits as they reach normal retirement age while working for the Company.
The following sets forth the funded status of the U.S. pension, non-U.S. pension and postretirement benefit plans as of the most recent actuarial valuations using measurement dates of December 31 ($ in millions):

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Benefits
	2024	2023	2024	2023	2024	2023
Change in pension benefit obligation:
Benefit obligation at beginning of year	$(1,858)	$(1,909)	$(1,349)	$(1,168)	$(98)	$(101)
Service cost	—	—	(32)	(30)	—	—
Interest cost	(90)	(97)	(45)	(46)	(4)	(5)
Employee/retiree contributions	—	—	(8)	(7)	(2)	(1)
Benefits and other expenses paid	152	155	50	47	12	12
Actuarial gain (loss)	47	(52)	29	(99)	—	(3)
Amendments, settlements and curtailments	46	45	16	13	—	—
Foreign exchange rate impact and other	—	—	36	(59)	—	—
Benefit obligation at end of year	(1,703)	(1,858)	(1,303)	(1,349)	(92)	(98)
Change in plan assets:
Fair value of plan assets at beginning of year	1,889	1,857	815	772	—	—
Actual return on plan assets	214	222	(14)	24	—	—
Employer contributions	8	10	37	36	11	11
Employee contributions	—	—	8	7	1	1
Amendments and settlements	(45)	(45)	(13)	(13)	—	—
Benefits and other expenses paid	(152)	(155)	(50)	(47)	(12)	(12)
Foreign exchange rate impact and other	—	—	(4)	36	—	—
Fair value of plan assets at end of year	1,914	1,889	779	815	—	—
Funded status	$211	$31	$(524)	$(534)	$(92)	$(98)
The largest contributor to the net actuarial gains affecting the benefit obligations in 2024 U.S. pension, non-U.S. pension plans is increases in the discount rates compared to the rates in the prior year.
Projected benefit obligation (“PBO”) and fair value of plan assets for pension plans and postretirement benefit plans with PBO’s in excess of plan assets ($ in millions):

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Benefits
	2024	2023	2024	2023	2024	2023
Projected benefit obligation	$85	$92	$865	$977	$92	$98
Fair value of plan assets	—	—	276	360	—	—

Accumulated benefit obligation (“ABO”) and fair value of plan assets for pension plans with ABO’s in excess of plan assets ($ in millions):

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	2024	2023	2024	2023
Accumulated benefit obligation	$85	$92	$803	$914
Fair value of plan assets	—	—	271	357
Weighted average assumptions used to determine benefit obligations at date of measurement:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Benefits
	2024	2023	2024	2023	2024	2023
Discount rate	5.6%	5.1%	3.5%	3.5%	5.5%	5.1%
Rate of compensation increase	N/A	N/A	2.9%	3.1%	N/A	N/A
In 2024, the medical trend rate used to determine the postretirement benefit obligation was 7.7%. The rate decreases gradually to an ultimate rate of 4.0% by 2049 and remains at that level thereafter. In 2023, the medical trend rate used to determine the postretirement benefit obligation was 5.9%, gradually decreasing to an ultimate rate of 4.0% by 2048 and remaining at that level thereafter. The trend rate is a significant factor in determining the amounts reported.
Components of net periodic pension and postretirement benefit (cost) ($ in millions):

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Benefits
	2024	2023	2024	2023	2024	2023
Service cost	$—	$—	$(32)	$(30)	$—	$—
Interest cost	(90)	(97)	(45)	(46)	(4)	(5)
Expected return on plan assets	121	124	31	33	—	—
Amortization of prior service (cost) credit	(1)	(1)	1	1	2	2
Amortization of net (loss) gain	(13)	(12)	—	7	—	—
Curtailment and settlement (losses) gains recognized	—	—	(1)	1	—	—
Net periodic pension benefit (cost)	$17	$14	$(46)	$(34)	$(2)	$(3)
The components of the net periodic benefit (cost) of the noncontributory defined benefit pension plans and other postretirement employee benefit plans other than service cost are included in other income (expense), net in the accompanying Consolidated Statements of Earnings. Actuarial gains and losses are amortized using a corridor approach. The gain/loss corridor is equal to 10% of the greater of the benefit obligation and the market-related value of assets. Actuarial gains and losses in the pension and postretirement benefits plans in excess of the corridor are amortized over the average remaining life expectancy of the plan participants.
Weighted average assumptions used to determine net periodic pension benefit (cost) at date of measurement:

	U.S. Plans		Non-U.S. Plans
	2024	2023	2024	2023
Discount rate	5.1%	5.4%	3.5%	4.0%
Expected long-term return on plan assets	6.8%	6.8%	4.2%	4.6%
Rate of compensation increase	N/A	N/A	3.1%	3.0%
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
Included in accumulated other comprehensive income (loss) as of December 31, 2024 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credit of $4 million ($3 million, after-tax) and unrecognized actuarial losses of approximately $399 million ($303 million, after-tax). The unrecognized losses and prior service cost, net, is calculated as the difference between the actuarially determined projected benefit obligation and the value of the plan assets less accrued pension costs as of December 31, 2024.

Included in accumulated other comprehensive income (loss) as of December 31, 2024 are the following amounts that have not yet been recognized in net periodic postretirement benefit cost: unrecognized prior service credits of $6 million ($4 million, after-tax) and unrecognized actuarial losses of $6 million ($4 million, after-tax). The unrecognized losses and prior service credits, net, is calculated as the difference between the actuarially determined projected benefit obligation and the value of the plan assets less accrued benefit costs as of December 31, 2024.
Selection of Expected Rate of Return on Assets
For the years ended December 31, 2024, 2023 and 2022, the Company used an expected long-term rate of return assumption of 6.8% for its U.S. defined benefit pension plan. The Company intends to use an expected long-term rate of return assumption of 6.8% for 2025 for such plan. This expected rate of return reflects the asset allocation of the plan, and is based primarily on broad, publicly-traded equity and fixed-income indices and forward-looking estimates of active portfolio and investment management. Long-term rate of return on asset assumptions for the non-U.S. plans were determined on a plan-by-plan basis based on the composition of assets and ranged from 0.8% to 7.0% in 2024 and 0.8% to 6.8% in 2023, with a weighted average rate of return assumption of 4.2% in 2024 and 4.6% in 2023.
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
The fair values of the Company’s pension plan assets for both the U.S. and non-U.S. plans as of December 31, 2024 and 2023, by asset category were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Cash and equivalents	$209	$116	$—	$—	$—	$—	$209	$116
Equity securities:
Common stock	276	410	—	—	—	—	276	410
Preferred stock	1	—	—	—	—	—	1	—
Fixed income securities:
Corporate bonds	—	—	252	278	—	—	252	278
Government issued	—	—	24	25	—	—	24	25
Mutual funds	118	112	164	167	—	—	282	279
Insurance contracts	—	—	268	236	—	—	268	236
Total	$604	$638	$708	$706	$—	$—	1,312	1,344
Investments measured at NAV(a):
Common/collective trusts							1,013	906
Venture capital, partnerships and other private investments							368	454
Total assets at fair value							$2,693	$2,704
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
Expected Contributions
During 2025, the Company’s cash contribution requirements for its U.S. and its non-U.S. defined benefit pension plans are expected to be approximately $8 million and $35 million, respectively. During 2025, the Company’s cash contribution requirements for its other postretirement benefit plans are expected to be approximately $13 million. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contributions, local practices, market conditions, interest rates and other factors.
The following sets forth benefit payments, which reflect expected future service, as appropriate, expected to be paid by the plans in the periods indicated ($ in millions):

	U.S. Pension Plans	Non-U.S. Pension Plans	Postretirement Benefit Plans	All Plans
2025	$170	$56	$13	$239
2026	171	66	12	249
2027	170	64	11	245
2028	167	65	10	242
2029	164	65	9	238
2030 - 2034	658	354	36	1,048
Other Matters
Substantially all employees not covered by defined benefit plans are covered by defined contribution plans, which generally provide for Company funding based on a percentage of compensation.
The Company’s expenses for all defined benefit and defined contribution pension plans amounted to $282 million, $219 million and $237 million for the years ended December 31, 2024, 2023 and 2022, respectively.

NOTE 16. COMMITMENTS
The Company has entered into agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancellable at any time without penalty. As of December 31, 2024, the aggregate amount of the Company’s purchase obligations totaled approximately $1.6 billion, and the majority of these obligations are expected to be settled during 2025.

NOTE 17. LITIGATION AND CONTINGENCIES
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
The Company has recorded a provision for environmental investigation and remediation and environmental-related claims with respect to sites owned or formerly owned by the Company and its subsidiaries and third-party sites where the Company has been determined to be a potentially responsible party. The Company generally makes an assessment of the costs involved for its remediation efforts based on environmental studies, as well as its prior experience with similar sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties of the Company’s involvement in certain sites, uncertainties regarding the extent of the required cleanup, the availability of alternative cleanup methods, variations in the interpretation of applicable laws and regulations, the possibility of insurance recoveries with respect to certain sites and the fact that imposition of joint and several liability with right of contribution is possible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other environmental laws and regulations. If the Company determines that potential liability for a particular site or with respect to a personal injury claim is known or considered probable and reasonably estimable, the Company accrues the total estimated loss, including investigation and remediation costs, associated with the site or claim. As of December 31, 2024, the Company had a reserve of $175 million for environmental matters which are known or considered probable and reasonably estimable (of which $150 million are noncurrent), which reflects the Company’s best estimate of the costs to be incurred with respect to such matters.
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
As of December 31, 2024, the Company had $537 million of guarantees consisting primarily of outstanding standby letters of credit, bank guarantees and performance and bid bonds. These guarantees have been provided in connection with certain arrangements with vendors, customers, insurance providers, financing counterparties and governmental entities to secure the Company’s obligations and/or performance requirements related to specific transactions. The Company believes that if the obligations under these instruments were triggered, it would not have a material effect on its Consolidated Financial Statements.

NOTE 18. STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION
Stockholders’ Equity
On July 16, 2013, the Company’s Board of Directors approved a repurchase program (the “Completed Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. During the year ended December 31, 2024, the Company repurchased approximately 20.0 million shares of the Company’s common stock for approximately $5.2 billion (which included $52 million of excise taxes which will be paid in 2025) as part of the Completed Repurchase Program. Included within the shares repurchased under the Completed Repurchase Program in the year ended December 31, 2024 is the repurchase of $173 million of shares from the Danaher Corporation & Subsidiaries Pension Plan, a related party, at fair market value at the time of the purchase. On July 22, 2022, the Company repurchased approximately 4 thousand shares of the Company’s common stock for $1 million as part of the Completed Repurchase Program. As of December 31, 2024, no shares remained available for repurchase pursuant to the Completed Repurchase Program.

On July 22, 2024, the Company’s Board of Directors approved a new repurchase program (the “New Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. During the year ended December 31, 2024, the Company repurchased 3.5 million shares of the Company’s common stock for $817 million (which included $8 million of excise taxes which will be paid in 2025) as part of the New Repurchase Program. As of December 31, 2024, 16.5 million shares remained available for repurchase pursuant to the New Repurchase Program. In January 2025, the Company repurchased 4.5 million shares of the Company’s common stock for approximately $1.1 billion (which included $11 million of excise taxes which will be paid in 2026) under the New Repurchase Program. There is no expiration date for the New Repurchase Program, and the timing and amount of any additional shares repurchased under the program will be determined by members of the Company’s management based on its evaluation of market conditions and other factors. The New Repurchase Program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plans) and for other corporate purposes.
Except as discussed above, neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during 2024, 2023 or 2022.
The following table summarizes the Company’s share activity for the years ended December 31 (shares in millions):

	2024	2023	2022
Preferred stock - shares issued:
Balance, beginning of period	—	1.7	3.4
Conversion of MCPS to common stock	—	(1.7)	(1.7)
Balance, end of period	—	—	1.7

Common stock - shares issued:
Balance, beginning of period	880.5	869.3	855.7
Issuance of common stock attributable to stock-based compensation	3.8	2.6	2.6
Conversion of MCPS to common stock	—	8.6	11.0
Balance, end of period	884.3	880.5	869.3
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
Stock-Based Compensation
Stock options, RSUs and PSUs have been issued to directors, officers and other employees under the Company’s 2007 Omnibus Incentive Plan. The 2007 Omnibus Incentive Plan provides for the grant of stock options, stock appreciation rights, RSUs, restricted stock, PSUs or any other stock-based award and cash-based awards. A total of approximately 135 million shares of Danaher common stock have been authorized for issuance under the 2007 Omnibus Incentive Plan since the plan’s inception. As of December 31, 2024, approximately 47 million shares of the Company’s common stock remain available for issuance under the 2007 Omnibus Incentive Plan (excluding shares underlying outstanding awards).
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
The following summarizes the assumptions used in the Black-Scholes model to value options granted during the years ended December 31:

	2024	2023	2022
Risk-free interest rate	4.1 – 4.5%	3.5 – 4.5%	1.8 – 4.0%
Weighted average volatility	28.9%	27.8%	30.3%
Dividend yield	0.4%	0.5%	0.4%
Expected years until exercise	5.0 – 7.0	5.0 – 7.0	5.0 – 7.5
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

The following summarizes the components of the Company’s continuing operations stock-based compensation expense for the years ended December 31 ($ in millions):

	2024	2023	2022
RSUs/PSUs:
Pretax compensation expense	$159	$173	$172
Income tax benefit	(33)	(38)	(36)
RSU/PSU expense, net of income taxes	126	135	136
Stock options:
Pretax compensation expense	129	133	123
Income tax benefit	(26)	(27)	(25)
Stock option expense, net of income taxes	103	106	98
Total stock-based compensation:
Pretax compensation expense	288	306	295
Income tax benefit	(59)	(65)	(61)
Total stock-based compensation expense, net of income taxes	$229	$241	$234
Stock-based compensation has been recognized as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Earnings. As of December 31, 2024, $144 million of total unrecognized compensation cost related to RSUs/PSUs is expected to be recognized over a weighted average period of approximately two years. As of December 31, 2024, $174 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately two years. Future compensation amounts will be adjusted for any changes in estimated forfeitures.
The following summarizes option activity under the Company’s stock plans (in millions, except weighted exercise price and number of years):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2022	17.5	$112.91
Granted	2.6	236.68
Exercised	(1.8)	77.27
Cancelled/forfeited	(0.7)	184.80
Outstanding as of December 31, 2022	17.6	131.98
Granted	2.8	218.69
Exercised	(1.7)	83.13
Cancelled/forfeited	(0.9)	178.71
Adjustment due to Separation(a)	(2.1)	154.67
Outstanding as of December 31, 2023	15.7	147.02
Granted	1.6	252.97
Exercised	(2.7)	99.82
Cancelled/forfeited	(0.5)	234.19
Outstanding as of December 31, 2024	14.1	164.99	5	$973
Vested and expected to vest as of December 31, 2024(b)	13.9	$164.15	5	$971
Vested as of December 31, 2024	8.7	$129.51	4	$893
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
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2024 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2024. The amount of aggregate intrinsic value will change based on the price of the Company’s common stock.
The weighted average per share grant-date fair values of options granted during 2024, 2023 and 2022 were $83.12, $68.92 and $71.35, respectively.

Options outstanding as of December 31, 2024 are summarized below (shares in millions):

	Outstanding			Exercisable
Exercise Price	Shares	Average Exercise Price	Average Remaining Life (in years)	Shares	Average Exercise Price
$58.08 to $76.47	2.0	$69.42	2	2.0	$69.42
$76.48 to $125.35	3.2	96.46	4	3.2	96.46
$125.36 to $201.59	3.3	166.06	5	2.0	159.52
$201.60 to $230.50	2.4	221.19	8	0.6	220.63
$230.51 to $266.20	3.2	249.75	8	0.9	248.88
The aggregate intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022 was $413 million, $259 million and $288 million, respectively. Exercise of options during the years ended December 31, 2024, 2023 and 2022 resulted in cash receipts of $259 million, $148 million and $130 million, respectively. Upon exercise of the award by the employee, the Company derives a tax deduction measured by the excess of the market value over the grant price at the date of exercise. The Company realized a tax benefit of $79 million, $48 million and $48 million in 2024, 2023 and 2022, respectively, related to the exercise of employee stock options.
The following summarizes information on unvested RSU and PSU activity (in millions, except weighted average grant-date fair value):

	Number of RSUs/PSUs	Weighted Average Grant-Date Fair Value
Unvested as of January 1, 2022	3.5	$135.92
Granted	1.2	235.47
Vested	(1.1)	121.04
Forfeited	(0.3)	235.47
Unvested as of December 31, 2022	3.3	168.03
Granted	1.2	219.29
Vested	(0.9)	148.90
Forfeited	(0.3)	204.97
Adjustment due to Separation(a)	(0.4)	211.14
Unvested as of December 31, 2023	2.9	185.41
Granted	0.7	253.55
Vested	(1.1)	164.80
Forfeited	(0.2)	201.00
Unvested as of December 31, 2024	2.3	214.65
(a)    The “Adjustment due to Separation” reflects the cancellation of RSUs and PSUs which were outstanding as of September 30, 2023 and held by Veralto employees which have been terminated and replaced by Veralto with Veralto equity awards as part of the Separation.
The Company realized a tax benefit of $28 million, $32 million and $37 million in the years ended December 31, 2024, 2023 and 2022, respectively, related to the vesting of RSUs and PSUs.
The excess tax benefit of $70 million, $51 million and $61 million related to the exercise of employee stock options and vesting of RSUs and PSUs for the years ended December 31, 2024, 2023 and 2022, respectively, has been recorded as a reduction to the current income tax provision and is reflected as an operating cash inflow in the accompanying Consolidated Statements of Cash Flows.
In connection with the exercise of certain stock options and the vesting of RSUs previously issued by the Company, a number of shares sufficient to fund statutory minimum tax withholding requirements has been withheld from the total shares issued or released to the award holder (though under the terms of the applicable plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the year ended December 31, 2024, 396 thousand shares with an aggregate value of $97 million were withheld to satisfy the requirement. During the year ended December 31, 2023, 369 thousand shares with an aggregate value of $80 million were withheld to satisfy the requirement. The withholding is treated as a reduction in additional paid-in capital in the accompanying Consolidated Statements of Stockholders’ Equity and a reduction in proceeds from the issuance of common stock in connection with stock-based compensation in the accompanying Consolidated Statements of Cash Flows.

Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income (loss) by component are summarized below ($ in millions).

	Foreign Currency Translation Adjustments	Pension and Postretirement Plan Benefit Adjustments		Cash Flow Hedge Adjustments		Accumulated Comprehensive Income (Loss)
Balance, January 1, 2022	$(539)	$(550)		$62		$(1,027)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	(2,051)	233		378		(1,440)
Income tax impact	(54)	(56)		(91)		(201)
Other comprehensive income (loss) before reclassifications, net of income taxes	(2,105)	177		287		(1,641)
Reclassification adjustments
Increase (decrease)	—	42	(a)	(235)	(b)	(193)
Income tax impact	—	(10)		(1)		(11)
Reclassification adjustments, net of income taxes	—	32		(236)		(204)
Net other comprehensive income (loss), net of income taxes	(2,105)	209		51		(1,845)
Balance, December 31, 2022	(2,644)	(341)		113		(2,872)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	181	(70)		(214)		(103)
Income tax impact	34	18		91		143
Other comprehensive income (loss) before reclassifications, net of income taxes	215	(52)		(123)		40
Reclassification adjustments
Increase (decrease)	—	2	(a)	110	(b)	112
Income tax impact	—	(1)		(1)		(2)
Reclassification adjustments, net of income taxes	—	1		109		110
Net other comprehensive income (loss), net of income taxes	215	(51)		(14)		150
Distribution of Veralto Corporation	983	(9)	(c)	—		974
Balance, December 31, 2023	(1,446)	(401)		99		(1,748)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	(1,428)	122		(4)		(1,310)
Income tax impact	(30)	(30)		—		(60)
Other comprehensive income (loss) before reclassifications, net of income taxes	(1,458)	92		(4)		(1,370)
Reclassification adjustments
Increase (decrease)	—	12	(a)	(108)	(b)	(96)
Income tax impact	—	(3)		(1)		(4)
Reclassification adjustments, net of income taxes	—	9		(109)		(100)
Net other comprehensive income (loss), net of income taxes	(1,458)	101		(113)		(1,470)
Balance, December 31, 2024	$(2,904)	$(300)		$(14)		$(3,218)
(a)    This accumulated other comprehensive income (loss) component is included in the computation of net periodic pension and postretirement cost (refer to Note 15 for additional details).
(b)    Reflects reclassification to earnings related to remeasurement of certain long-term debt (refer to Note 14 for additional details).
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
Management’s annual report on its internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm’s audit report on the effectiveness of Danaher’s internal control over financial reporting are included in the Company’s financial statements for the year ended December 31, 2024 included in Item 8 of this Annual Report on Form 10-K, under the headings “Report of Management on Danaher Corporation’s Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” respectively, and are incorporated herein by reference.
There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Productivity Improvement and Cost Savings Initiative
In the first quarter of 2025, the Company commenced an initiative to identify productivity improvement and cost savings opportunities that we anticipate would generate annual pre-tax savings of at least $150 million. The Company expects these opportunities to be broad-based, including opportunities within China and the Diagnostics segment.
Director and Officer Trading Arrangements
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of 2024.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than the information below, the information required by this Item is incorporated by reference from the sections entitled Proposal 1–Election of Directors, Corporate Governance and Other Information in the Proxy Statement for the Company’s 2025 annual meeting of shareholders and from the information under the caption “Information About Our Executive Officers” in Part I hereof. No nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than the Company pursuant to which such person is or was to be selected as a director or nominee.
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

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from the sections entitled Director Compensation, Compensation Discussion and Analysis, Compensation Committee Report, Compensation Tables and Information (other than the Pay Versus Performance disclosure) and Summary of Employment Agreements and Plans in the Proxy Statement for the Company’s 2025 annual meeting of shareholders (provided that the Compensation Committee Report shall not be deemed to be “filed” and the Pay-Versus-Performance disclosure shall not be deemed to be incorporated by reference herein).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from the sections entitled Beneficial Ownership of Danaher Common Stock by Directors, Officers and Principal Shareholders, Summary of Employment Agreements and Plans and Compensation Tables and Information in the Proxy Statement for the Company’s 2025 annual meeting of shareholders (provided that the Pay-Versus-Performance disclosure shall not be deemed to be incorporated by reference herein).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from the section entitled Director Independence and Related Person Transactions in the Proxy Statement for the Company’s 2025 annual meeting of shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is Ernst & Young LLP, Tysons, Virginia, PCAOB ID: 00042.
The information required by this Item is incorporated by reference from the section entitled Proposal 2–Ratification of Independent Registered Public Accounting Firm in the Proxy Statement for the Company’s 2025 annual meeting of shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a)    The following documents are filed as part of this report.
(1)Financial Statements. The financial statements are set forth under “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
(2)Schedules. An index of Exhibits and Schedules is on page 101 of this report. Schedules other than those listed below have been omitted from this Annual Report on Form 10-K because they are not required, are not applicable or the required information is included in the financial statements or the notes thereto.
(3)Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

DANAHER CORPORATION
INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULE

Page Number in Form 10-K
Schedule:
Valuation and Qualifying Accounts	107
EXHIBIT INDEX

Exhibit Number	Description

2.1	Separation and Distribution Agreement, dated as of September 29, 2023, by and between Danaher Corporation and Veralto Corporation	Incorporated by reference from Exhibit 2.1 to Danaher Corporation’s Current Report on Form 8-K filed on October 2, 2023

3.1	Restated Certificate of Incorporation of Danaher Corporation	Incorporated by reference from Exhibit 3.1 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2012

3.2	Amended and Restated By-laws of Danaher Corporation	Incorporated by reference from Exhibit 3.1 to Danaher Corporation’s Current Report on Form 8-K filed December 7, 2022

4.1	Senior Indenture dated as of December 11, 2007 by and between Danaher Corporation and The Bank of New York Mellon Trust Company, N.A. as trustee (“Senior Indenture”)	Incorporated by reference from Exhibit 1.2 to Danaher Corporation’s Current Report on Form 8-K filed on December 11, 2007

4.2	First Supplemental Indenture to Senior Indenture, dated as of September 15, 2015, by and between Danaher Corporation and The Bank of New York Mellon Trust Company, N.A. as trustee	Incorporated by reference from Exhibit 4.1 to Danaher Corporation’s Current Report on Form 8-K filed September 15, 2015

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

4.12	Description of Securities Registered Under Section 12 of the Exchange Act

10.1	Danaher Corporation 2007 Omnibus Incentive Plan, as amended and restated*	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed December 8, 2021

10.2	Danaher Corporation Non-Employee Directors’ Deferred Compensation Plan, as amended, a sub-plan under the 2007 Omnibus Incentive Plan*	Incorporated by reference from Exhibit 10.2 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008

10.3	Amended Form of Election to Defer under the Danaher Corporation Non-Employee Directors’ Deferred Compensation Plan*	Incorporated by reference from Exhibit 10.3 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008

10.4	Form of Danaher Corporation 2007 Omnibus Incentive Plan Stock Option Agreement for Non-Employee Directors*

10.5	Form of Danaher Corporation 2007 Omnibus Incentive Plan RSU Agreement for Non-Employee Directors*

10.6	Form of Danaher Corporation 2007 Omnibus Incentive Plan Stock Option Agreement*

10.7	Form of Danaher Corporation 2007 Omnibus Incentive Plan RSU Agreement*

10.8	Form of Danaher Corporation 2007 Omnibus Incentive Plan PSU Agreement*

10.9	Danaher Corporation & Subsidiaries Amended and Restated Executive Deferred Incentive Program*	Incorporated by reference from Exhibit 10.3 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023

10.10	Amendment to Danaher Executive Deferred Incentive Program*	Incorporated by reference from Exhibit 10.13 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2023

10.11	Danaher Corporation Excess Contribution Program, a sub-plan under the 2007 Omnibus Incentive Plan, as amended and restated*	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023

10.12	Amendment to Danaher Excess Contribution Program*	Incorporated by reference from Exhibit 10.14 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2023

10.13	Amended and Restated Danaher Corporation Deferred Compensation Plan*	Incorporated by reference from Exhibit 10.2 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023

10.14	Amendment to Amended and Restated Danaher Corporation Deferred Compensation Plan*	Incorporated by reference from Exhibit 10.12 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2023

10.15	Danaher Corporation Senior Leader Severance Pay Plan*	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2013

10.16	Amended and Restated Agreement Regarding Competition and Protection of Proprietary Interests by and between Danaher Corporation and Rainer M. Blair, dated May 6, 2020*	Incorporated by reference from Exhibit 10.2 to Danaher Corporation’s Current Report on Form 8-K filed May 6, 2020

10.17	Agreement Regarding Competition and Protection of Proprietary Interests by and between Danaher Corporation and Joakim Weidemanis, dated as of May 15, 2020*	Incorporated by reference from Exhibit 10.3 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2020

10.18	Transition Agreement by and between Danaher Corporation and Joakim Weidemanis, dated as of June 16, 2024*	Incorporated by referenced from Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed on June 20, 2024

10.19	Agreement Regarding Competition and Protection of Proprietary Interests by and between Danaher Corporation and Matthew McGrew dated November 7, 2018*	Incorporated by reference from Exhibit 10.2 to Danaher Corporation’s Current Report on Form 8-K filed on November 8, 2018

10.20	Agreement Regarding Competition and Protection of Proprietary Interests by and between Danaher Corporation and Jose-Carlos Gutierrez-Ramos dated February 14, 2023*	Incorporated by reference from Exhibit 10.20 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022

10.21	Letter Agreement by and between Danaher Corporation and Jose-Carlos Gutierrez-Ramos dated November 23, 2020*	Incorporated by reference from Exhibit 10.21 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022

10.22	Agreement Regarding Competition and Protection of Proprietary Interests by and between Danaher Corporation and Georgeann Couchara dated January 29, 2024*	Incorporated by reference from Exhibit 10.21 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023

10.23	Agreement Regarding Competition and Protection of Proprietary Interests by and between Danaher Corporation and Brian W. Ellis dated December 7, 2015*	Incorporated by reference from Exhibit 10.18 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016

10.24	Description of compensation arrangements for non-management directors*

10.25	Management Agreement dated September 29, 2023 by and between FJ900, Inc. and Joust Capital II, LLC (1)	Incorporated by reference from Exhibit 10.15 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2023

10.26	Interchange Agreement dated September 29, 2023 by and between Danaher Corporation and Joust Capital II, LLC (2)	Incorporated by reference from Exhibit 10.16 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2023

10.27	Aircraft Time Sharing Agreement by and between Danaher Corporation and Rainer M. Blair, dated as of November 17, 2023* (3)	Incorporated by reference from Exhibit 10.25 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023

10.28	Form of Director and Officer Indemnification Agreement	Incorporated by reference from Exhibit 10.35 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008

10.29
Third Amended and Restated Credit Agreement, dated as of August 11, 2023, among Danaher Corporation, certain of its subsidiaries party thereto, Bank of America, N.A., as Administrative Agent, and the lenders referred to therein
Incorporated by reference to Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed on August 15, 2023

19.1	Danaher Corporation Insider Trading Policy

21.1	Subsidiaries of Registrant

22.1	Subsidiary guarantors and issuers of guaranteed securities and affiliates whose securities collateralize securities of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Danaher Corporation Clawback Policy	Incorporated by reference from Exhibit 97.1 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (4)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (4)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (4)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (4)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (4)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (4)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Danaher is a party to additional long-term debt instruments under which, in each case, the total amount of debt authorized does not exceed 10% of the total assets of Danaher and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Danaher agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

*	Indicates management contract or compensatory plan, contract or arrangement.
(1)	In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, FJ900, Inc. (a subsidiary of Danaher) has entered into a management agreement with Stonehavens Global LLC that is substantially identical in all material respects to the form of agreement referenced as Exhibit 10.25, except as to the referenced aircraft and the name of the counterparty.
(2)	In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, Danaher Corporation or a subsidiary thereof has entered into additional interchange agreements with each of Joust Capital II, LLC and Joust Capital III, LLC that are substantially identical in all material respects to the form of agreement attached as Exhibit 10.26, except as to the referenced aircraft and, in certain cases, the name of the counterparty.
(3)	In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, Danaher Corporation has entered into an aircraft time sharing agreement with Matthew R. McGrew that is substantially identical in all material respects to the form of agreement referenced as Exhibit 10.27.
(4)	Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2024 and 2023, (ii) Consolidated Statements of Earnings for the years ended December 31, 2024, 2023 and 2022, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2024, 2023 and 2022, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DANAHER CORPORATION

Date:	February 20, 2025	By:	/s/ RAINER M. BLAIR
Rainer M. Blair
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Name, Title and Signature	Date

/s/ STEVEN M. RALES	February 20, 2025
Steven M. Rales
Chairman of the Board

/s/ MITCHELL P. RALES	February 20, 2025
Mitchell P. Rales
Chairman of the Executive Committee

/s/ RAINER M. BLAIR	February 20, 2025
Rainer M. Blair
President, Chief Executive Officer and Director

/s/ FEROZ DEWAN	February 20, 2025
Feroz Dewan
Director

/s/ LINDA FILLER	February 20, 2025
Linda Filler
Director

/s/ CHARLES W. LAMANNA	February 20, 2025
Charles W. Lamanna
Director

/s/ TERI LIST	February 20, 2025
Teri List
Director

/s/ JESSICA L. MEGA, M.D., MPH	February 20, 2025
Jessica L. Mega, M.D, MPH
Director

/s/ A. SHANE SANDERS	February 20, 2025
A. Shane Sanders
Director

/s/ JOHN T. SCHWIETERS	February 20, 2025
John T. Schwieters
Director

/s/ ALAN G. SPOON	February 20, 2025
Alan G. Spoon
Director

/s/ RAYMOND C. STEVENS, Ph.D.	February 20, 2025
Raymond C. Stevens, Ph.D.
Director

/s/ ELIAS A. ZERHOUNI, M.D.	February 20, 2025
Elias A. Zerhouni, M.D.
Director

/s/ MATTHEW R. MCGREW	February 20, 2025
Matthew R. McGrew
Executive Vice President and Chief Financial Officer

/s/ CHRISTOPHER M. BOUDA	February 20, 2025
Christopher M. Bouda
Vice President and Chief Accounting Officer

DANAHER CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
($ in millions)

Classification	Balance at Beginning of Period (a)	Charged to Costs & Expenses	Impact of Currency	Charged to Other Accounts (b)	Write-Offs, Write-Downs & Deductions	Balance at End of Period (a)
Year ended December 31, 2024:
Allowances deducted from asset account
Allowance for doubtful accounts	$121	37	(3)	—	(42)	$113
Year ended December 31, 2023:
Allowances deducted from asset account
Allowance for doubtful accounts	$92	43	—	15	(29)	$121
Year ended December 31, 2022:
Allowances deducted from asset account
Allowance for doubtful accounts	$90	20	(4)	—	(14)	$92
(a)     Amounts include allowance for doubtful accounts classified as current and noncurrent.
(b)    Amounts related to businesses acquired.