Form 10-Q
period 2025-03-28
DANAHER CORP /DE/
filed 2025-04-22
CIK 313616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The number of shares of common stock outstanding at April 16, 2025 was 715,669,594.

DANAHER CORPORATION
INDEX
FORM 10-Q

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ in millions, except per share amount)
(unaudited)

	March 28, 2025	December 31, 2024
ASSETS
Current assets:
Cash and equivalents	$1,993	$2,078
Trade accounts receivable, less allowance for doubtful accounts of $115 and $113, respectively	3,506	3,537
Inventories:
Finished goods	1,272	1,145
Work in process	517	465
Raw materials	743	720
Total inventories	2,532	2,330
Prepaid expenses and other current assets	1,494	1,552
Total current assets	9,525	9,497
Property, plant and equipment, net of accumulated depreciation of $4,309 and $4,101, respectively	5,110	4,990
Other long-term assets	3,939	3,990
Goodwill	41,657	40,497
Other intangible assets, net	18,885	18,568
Total assets	$79,116	$77,542
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$501	$505
Trade accounts payable	1,722	1,753
Accrued expenses and other liabilities	4,422	4,540
Total current liabilities	6,645	6,798
Other long-term liabilities	5,638	5,694
Long-term debt	15,976	15,500
Stockholders’ equity:
Common stock - $0.01 par value, 2.0 billion shares authorized; 885.6 million issued and 715.6 million outstanding as of March 28, 2025; 884.3 million issued and 719.1 million outstanding as of December 31, 2024	9	9
Additional paid-in capital	16,845	16,727
Treasury stock	(9,306)	(8,163)
Retained earnings	44,913	44,188
Accumulated other comprehensive income (loss)	(1,612)	(3,218)
Total Danaher stockholders’ equity	50,849	49,543
Noncontrolling interests	8	7
Total stockholders’ equity	50,857	49,550
Total liabilities and stockholders’ equity	$79,116	$77,542
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three-Month Period Ended
	March 28, 2025	March 29, 2024
Sales	$5,741	$5,796
Cost of sales	(2,230)	(2,309)
Gross profit	3,511	3,487
Operating costs:
Selling, general and administrative expenses	(1,858)	(1,807)
Research and development expenses	(379)	(368)
Operating profit	1,274	1,312
Nonoperating income (expense):
Other income (expense), net	(79)	(36)
Interest expense	(72)	(65)
Interest income	6	60
Earnings before income taxes	1,129	1,271
Income taxes	(175)	(183)
Net earnings	$954	$1,088
Net earnings per common share:
Basic	$1.33	$1.47
Diluted	$1.32	$1.45
Average common stock and common equivalent shares outstanding:
Basic	716.3	740.6
Diluted	720.8	748.6
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three-Month Period Ended
	March 28, 2025	March 29, 2024
Net earnings	$954	$1,088
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	1,449	(948)
Pension and postretirement plan benefit adjustments	1	2
Cash flow hedge adjustments	156	(50)
Total other comprehensive income (loss), net of income taxes	1,606	(996)
Comprehensive income	$2,560	$92
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ in millions)
(unaudited)

	Three-Month Period Ended
	March 28, 2025	March 29, 2024
Common stock:
Balance, beginning and end of period	$9	$9
Additional paid-in capital:
Balance, beginning of period	$16,727	$16,170
Common stock-based award activity	118	144
Balance, end of period	$16,845	$16,314
Treasury stock:
Balance, beginning of period	$(8,163)	$(2,019)
Repurchase of common stock, including excise tax	(1,089)	—
Common stock-based award activity	(54)	(80)
Balance, end of period	$(9,306)	$(2,099)
Retained earnings:
Balance, beginning of period	$44,188	$41,074
Net earnings	954	1,088
Common stock dividends declared	(229)	(200)
Balance, end of period	$44,913	$41,962
Accumulated other comprehensive income (loss):
Balance, beginning of period	$(3,218)	$(1,748)
Other comprehensive income (loss)	1,606	(996)
Balance, end of period	$(1,612)	$(2,744)
Noncontrolling interests:
Balance, beginning of period	$7	$4
Change in noncontrolling interests	1	1
Balance, end of period	$8	$5
Total stockholders’ equity, end of period	$50,857	$53,447
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Three-Month Period Ended
	March 28, 2025	March 29, 2024
Cash flows from operating activities:
Net earnings	$954	$1,088
Noncash items:
Depreciation	181	179
Amortization of intangible assets	410	407
Amortization of acquisition-related inventory fair value step-up	—	25
Stock-based compensation expense	61	60
Pretax gain on sale of product line and investment losses	81	37
Impairment charges	15	—
Change in trade accounts receivable, net	89	516
Change in inventories	(166)	(118)
Change in trade accounts payable	(61)	(74)
Change in prepaid expenses and other assets	(32)	(21)
Change in accrued expenses and other liabilities	(233)	(360)
Net cash provided by operating activities	1,299	1,739
Cash flows from investing activities:
Payments for additions to property, plant and equipment	(245)	(291)
Proceeds from sales of property, plant and equipment	6	—
Payments for purchases of investments	(18)	(53)
Proceeds from sales of investments	5	9
Proceeds from sale of product line	9	—
All other investing activities	1	14
Total cash used in investing activities	(242)	(321)
Cash flows from financing activities:
Payments for the issuance of common stock in connection with stock-based compensation, net	(5)	(1)
Payment of dividends	(194)	(177)
Net borrowings (maturities longer than 90 days)	4	—
Net (repayments of) proceeds from borrowings (maturities of 90 days or less)	(3)	68
Payments for repurchase of common stock	(1,078)	—
All other financing activities	21	(23)
Total cash used in financing activities	(1,255)	(133)
Effect of exchange rate changes on cash and equivalents	113	(118)
Net change in cash and equivalents	(85)	1,167
Beginning balance of cash and equivalents	2,078	5,864
Ending balance of cash and equivalents	$1,993	$7,031
Supplemental disclosures:
Cash interest payments	$63	$42
Cash income tax payments	201	222
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. GENERAL
The Consolidated Condensed Financial Statements included herein have been prepared by Danaher Corporation (“Danaher” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In this quarterly report, the terms “Danaher” or the “Company” refer to Danaher Corporation, Danaher Corporation and its consolidated subsidiaries, or the consolidated subsidiaries of Danaher Corporation, as the context requires. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The Consolidated Condensed Financial Statements included herein should be read in conjunction with the financial statements as of and for the year ended December 31, 2024 and the Notes thereto included in the Company’s 2024 Annual Report on Form 10-K filed on February 20, 2025 (the “2024 Annual Report”).
In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 28, 2025 and December 31, 2024, its results of operations for the three-month periods ended March 28, 2025 and March 29, 2024 and its cash flows for each of the three-month periods then ended.
There have been no changes to the Company’s significant accounting policies described in the Company’s 2024 Annual Report that have a material impact on the Company’s Consolidated Condensed Financial Statements and the related Notes. Reclassifications of certain prior year amounts have been made to conform to the current year presentation.
Accounting Standards Recently Adopted—In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures. The ASU requires additional disclosures about reportable segments’ significant expenses on an interim and annual basis. The Company adopted the ASU effective January 1, 2024 on a retrospective basis. Refer to Note 5 for additional segment disclosures.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. The ASU expands disclosures in the income tax rate reconciliations table and cash taxes paid. The Company adopted the ASU effective January 1, 2025. This accounting standard will increase the tax disclosures in the Company’s annual reporting but will have no impact on reported income tax expense or related tax assets or liabilities.
Accounting Standards Not Yet Adopted—In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. The ASU requires disclosure of disaggregated information about certain income statement expenses, including specific expense categories. The ASU is effective for annual periods beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. The Company is assessing the impact of the ASU on the Company’s disclosures and expects that the standard will increase disclosures in the Company’s annual and interim reporting when adopted.
Prepaid Expenses and Other Current Assets—Prepaid expenses and other current assets primarily result from advance payments to vendors for goods and services which are capitalized until the related goods are received or services are performed and advance payments to tax authorities. The Company’s prepaid expenses and other current assets balances as of March 28, 2025 and December 31, 2024 are primarily comprised of prepaid expenses of $600 million and $620 million, respectively, and taxes receivable for income and other taxes of $808 million and $853 million, respectively.
Operating Leases—As of both March 28, 2025 and December 31, 2024, operating lease right-of-use assets where the Company was the lessee were approximately $1.1 billion and are included within other long-term assets in the accompanying Consolidated Condensed Balance Sheets.  The associated operating lease liabilities were approximately $1.1 billion as of both March 28, 2025 and December 31, 2024 and are included in accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets.
Contingencies—The Company reviews the adequacy of its legal reserves on a quarterly basis and establishes reserves for loss contingencies that are both probable and reasonably estimable. For a further description of the Company’s litigation and contingencies, refer to Note 17 of the Company’s financial statements as of and for the year ended December 31, 2024 included in the Company’s 2024 Annual Report.

NOTE 2. ACQUISITIONS
For a description of the Company’s acquisition activity for the year ended December 31, 2024, reference is made to the financial statements as of and for the year ended December 31, 2024 and Note 2 thereto included in the Company’s 2024 Annual Report. There were no acquisitions during the three-month period ended March 28, 2025.
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
Pro Forma Financial Information
The unaudited pro forma information for the periods set forth below gives effect to the 2024 acquisitions as if they had occurred as of the beginning of the comparable prior annual reporting period, including the results from operations for the acquired businesses as well as the impact of assumed financing of the transaction and the impact of the purchase price allocation (including the amortization of acquired intangible assets). The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time ($ in millions, except per share amounts):

	Three-Month Period Ended
	March 28, 2025	March 29, 2024
Sales	$5,741	$5,812
Net earnings	954	1,105
Diluted net earnings per common share	1.32	1.48
The three-month period ended March 29, 2024 unaudited pro forma net earnings were adjusted to exclude the pretax impact of a $25 million nonrecurring acquisition date fair value adjustment to inventory.

NOTE 3. NET EARNINGS PER COMMON SHARE
Basic net earnings per common share (“EPS”) is calculated by taking net earnings divided by the weighted average number of common shares outstanding for the applicable period. Diluted net EPS is computed by taking net earnings increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased with the proceeds from the issuance of the potentially dilutive shares. For the three-month periods ended March 28, 2025 and March 29, 2024, approximately 5.3 million and 442 thousand options, respectively, to purchase shares were excluded from the diluted EPS calculation, as the impact of their inclusion would have been anti-dilutive.

Information related to the calculation of net earnings per common share is summarized as follows ($ and shares in millions, except per share amounts):

	Three-Month Period Ended
	March 28, 2025	March 29, 2024
Numerator:
Net earnings	$954	$1,088

Denominator:
Weighted average common shares outstanding used in Basic EPS	716.3	740.6
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive restricted stock units (“RSUs”) and performance stock units (“PSUs”)	4.5	8.0
Weighted average common shares outstanding used in Diluted EPS	720.8	748.6

Basic EPS	$1.33	$1.47
Diluted EPS	$1.32	$1.45

NOTE 4. REVENUE
The following tables present the Company’s revenues disaggregated by geographical region and revenue type for the three-month periods ended March 28, 2025 and March 29, 2024 ($ in millions). Sales taxes and other usage-based taxes collected from customers are excluded from revenue.

	Biotechnology	Life Sciences	Diagnostics	Total
For the Three-Month Period Ended March 28, 2025:
Geographical region:
North America(a)	$543	$721	$1,318	$2,582
Western Europe	566	378	400	1,344
Other developed markets(b)	64	123	91	278
High-growth markets(c)	439	458	640	1,537
Total	$1,612	$1,680	$2,449	$5,741

Revenue type:
Recurring	$1,457	$1,136	$2,223	$4,816
Nonrecurring	155	544	226	925
Total	$1,612	$1,680	$2,449	$5,741

For the Three-Month Period Ended March 29, 2024:
Geographical region:
North America(a)	$514	$781	$1,337	$2,632
Western Europe	546	372	406	1,324
Other developed markets(b)	79	125	99	303
High-growth markets(c)	385	467	685	1,537
Total	$1,524	$1,745	$2,527	$5,796

Revenue type:
Recurring	$1,309	$1,192	$2,294	$4,795
Nonrecurring	215	553	233	1,001
Total	$1,524	$1,745	$2,527	$5,796
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

The Company’s products and services primarily consist of life sciences research, biopharmaceutical drug production and medical diagnostic products and services. The Company sells equipment to customers as well as consumables, software and services, some of which customers purchase on a recurring basis. Consumables sold for use with the equipment sold by the Company are typically critical to the use of the equipment and are typically used on a one-time or limited basis, requiring frequent replacement in the customer’s operating cycle. Examples of these consumables include reagents used in diagnostic tests, chromatography resins used for research and bioprocessing and filters used in filtration, separation and purification processes. Additionally, some of the Company’s consumables are used on a standalone basis, such as custom nucleic acids, genomics solutions, antibodies and immunoassays. The Company separates its goods and services between those typically sold to a customer on a recurring basis and those typically sold to a customer on a nonrecurring basis. Recurring revenue includes revenue from consumables (both used with Company equipment and used on a standalone basis), services and operating-type leases (“OTLs”). Nonrecurring revenue includes sales of equipment and sales-type leases (“STLs”). OTLs and STLs are included in the above revenue amounts. For the three-month periods ended March 28, 2025 and March 29, 2024, lease revenue was $114 million and $99 million, respectively.
Remaining performance obligations related to Topic 606, Revenue from Contracts with Customers, represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period. As of March 28, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $4.5 billion. The Company expects to recognize revenue on approximately 48% of the remaining performance obligations over the next 12 months, 26% over the subsequent 12 months, and the remainder recognized thereafter.
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (“contract assets”) and deferred revenue, customer deposits and billings in excess of revenue recognized (“contract liabilities”) on the Consolidated Condensed Balance Sheets. Contract assets and liabilities are reported on a net basis (on a contract-by-contract basis) on the accompanying Consolidated Condensed Balance Sheets at the end of each reporting period.
The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities that are classified as either current or long-term in the Consolidated Condensed Balance Sheets based on the timing of when the Company expects to recognize revenue. As of March 28, 2025 and December 31, 2024, contract liabilities were approximately $1.7 billion and $1.5 billion, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets. The increase in the contract liability balance during the three-month period ended March 28, 2025 was primarily a result of cash payments received in advance of satisfying performance obligations, partially offset by amounts recognized as revenue. Revenue recognized during the three-month periods ended March 28, 2025 and March 29, 2024 that was included in the contract liability balance on December 31, 2024 and December 31, 2023 was $497 million and $547 million, respectively.

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
The chief operating decision maker (“CODM”) uses segment sales and operating profit to allocate resources (including employees and financial or capital resources), predominantly through the annual budget process, to assess the performance of the segments and to evaluate the performance of certain employees for the determination of compensation. The CODM reviews forecast-to-actual variances in segment sales and operating profit on a monthly basis when making decisions about allocating capital and personnel to the segments.

The table below reconciles segment sales to segment operating profit with the expense categories presented reflecting the expenses that the Company has determined to be significant segment expenses. Significant segment expenses are the expense category details regularly provided to the CODM to allocate resources to the segments and to evaluate segment performance. Detailed segment data for the three-month periods ended March 28, 2025 and March 29, 2024 is as follows ($ in millions):

	Biotechnology	Life Sciences	Diagnostics	Other(a)	Total
For the Three-Month Period Ended March 28, 2025:
Sales	$1,612	$1,680	$2,449	$—	$5,741
Less:
Depreciation	(34)	(45)	(100)	(2)	(181)
Amortization of intangible assets	(213)	(149)	(48)	—	(410)
Other segment expenses(b)	(924)	(1,285)	(1,583)	(84)	(3,876)
Operating profit	$441	$201	$718	$(86)	$1,274

For the Three-Month Period Ended March 29, 2024:
Sales	$1,524	$1,745	$2,527	$—	$5,796
Less:
Depreciation	(42)	(38)	(97)	(2)	(179)
Amortization of intangible assets	(218)	(141)	(48)	—	(407)
Other segment expenses(b)	(939)	(1,331)	(1,552)	(76)	(3,898)
Operating profit	$325	$235	$830	$(78)	$1,312
(a) Other consists of unallocated corporate costs and other costs not considered part of management’s evaluation of reportable segment operating performance.
(b) Other segment expenses for each reportable segment include cost of sales, selling, general and administrative (“SG&A”) expenses, research and development (“R&D”) expenses, excluding in each case depreciation and amortization of intangible assets. Included within these categories of expenses are overhead expenses, stock compensation expense, restructuring charges and allocated corporate expenses.
The following table presents identifiable assets as of March 28, 2025 and December 31, 2024 ($ in millions):

	March 28, 2025	December 31, 2024
Identifiable assets:
Biotechnology	$36,121	$34,605
Life Sciences	23,396	23,211
Diagnostics	14,291	14,204
Other	5,308	5,522
Total	$79,116	$77,542
The following table presents capital expenditures for the three-month periods ended March 28, 2025 and March 29, 2024 ($ in millions):

	Three-Month Period Ended
	March 28, 2025	March 29, 2024
Capital expenditures:
Biotechnology	$81	$102
Life Sciences	48	60
Diagnostics	115	127
Other	1	2
Total	$245	$291

NOTE 6. INCOME TAXES
The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended
	March 28, 2025	March 29, 2024
Effective tax rate	15.5%	14.4%
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
For the three-month period ended March 28, 2025, net discrete tax benefits of $10 million reduced the effective tax rate by 0.9% and related primarily to changes in estimates of prior year tax filing positions, release of reserves for uncertain tax positions due to the expiration of statutes of limitation and excess tax benefits from stock-based compensation, net of charges related to changes in estimates associated with prior period uncertain tax positions.
For the three-month period ended March 29, 2024, net discrete tax benefits of $36 million reduced the effective tax rate by 2.8% and related primarily to excess tax benefits from stock-based compensation, release of reserves for uncertain tax positions due to the expiration of statutes of limitation and changes in estimates associated with prior period uncertain tax positions.
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
For a description of the Company’s significant tax matters, reference is made to the financial statements as of and for the year ended December 31, 2024 and Note 7 thereto included in the Company’s 2024 Annual Report.

NOTE 7. OTHER INCOME (EXPENSE), NET
The following sets forth the components of the Company’s other income (expense), net ($ in millions):

	Three-Month Period Ended
	March 28, 2025	March 29, 2024
Other components of net periodic benefit costs	$2	$1
Investment gains (losses):
Realized investment gains (losses)	(66)	(39)
Unrealized investment gains (losses)	(24)	2
Total investment gains (losses)	(90)	(37)
Gain on sale of product line	9	—
Total other income (expense), net	$(79)	$(36)
Other Components of Net Periodic Benefit Costs
The Company disaggregates the service cost component of net periodic benefit costs of noncontributory defined benefit pension plans and other postretirement employee benefit plans. The service cost component is presented in cost of goods sold and SG&A expenses. The other components of net periodic benefit costs are presented in other income (expense), net. These other components of net periodic benefit costs include the assumed rate of return on plan assets, partially offset by amortization of actuarial losses and interest.

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
Gain on Sale of Product Line
During the three-month period ended March 28, 2025, the Company divested a product line for a cash purchase price of $9 million and recognized a pretax gain on sale of $9 million ($7 million after-tax). The divested product line generated revenues of approximately $50 million in the Diagnostics segment in 2024. The divestiture of this product line did not represent a strategic shift with a major effect on the Company’s operations and financial results and therefore is not reported as a discontinued operation.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS
The following is a rollforward of the Company’s goodwill ($ in millions):

Balance, December 31, 2024	$40,497
Adjustments due to finalization of purchase price allocations	3
Foreign currency translation and other	1,157
Balance, March 28, 2025	$41,657
The carrying value of goodwill by segment is summarized as follows ($ in millions):

	March 28, 2025	December 31, 2024
Biotechnology	$22,315	$21,437
Life Sciences	12,505	12,305
Diagnostics	6,837	6,755
Total	$41,657	$40,497
The Company has not identified any “triggering” events which indicate an impairment of goodwill in 2025. The Company has not identified any impairment triggers that resulted in impairments of intangible assets in the first quarter of 2025. The Company will continue to review goodwill and other intangible assets for impairment when events or changes in circumstances, including evolving market conditions and regulatory environment, indicate related carrying amounts may not be recoverable.
During the three-month period ended March 28, 2025, the Company recorded a $15 million impairment related to a facility in the Biotechnology segment.

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

A summary of financial assets that are measured at fair value on a recurring basis were as follows ($ in millions):

	Balance		Quoted Prices in Active Market (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	March 28, 2025	December 31, 2024	March 28, 2025	December 31, 2024	March 28, 2025	December 31, 2024	March 28, 2025	December 31, 2024
Assets:
Investment in equity securities	$215	$218	$—	$3	$—	$—	$—	$—
Cross-currency swap derivative contracts	400	415	—	—	400	415	—	—
The Company’s investments in equity securities consist of investments in publicly traded equity securities and investments in non-marketable equity securities. The publicly traded securities are classified as Level 1 in the fair value hierarchy as they are measured based on quotes in active markets. For the non-marketable equity securities, the Company estimates the fair value of the investments using the Fair Value Alternative. The Company’s investments in these equity securities are not classified in the fair value hierarchy due to the use of these measurement methods. Additionally, the Company is a limited partner in partnerships that invest primarily in early-stage companies. While the partnerships record these investments at fair value, the Company’s investments in the partnerships are accounted for under the equity method of accounting and are not subject to fair value measurement disclosures noted above. As of both March 28, 2025 and December 31, 2024, the Company’s equity method investments included investments in partnerships with a carrying value of approximately $1.4 billion. Refer to Note 7 for additional information on gains and losses on the Company’s investments including investments in the partnerships.
The cross-currency swap derivative contracts are classified as Level 2 in the fair value hierarchy as they are measured using the income approach with the relevant interest rates and current currency exchange rates and forward curves as inputs. Refer to Note 11 for additional information.
Fair Value of Other Financial Instruments
The carrying amounts and fair values of the Company’s other financial instruments were as follows ($ in millions):

	March 28, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt obligations:
Notes payable and current portion of long-term debt	$501	$497	$505	$502
Long-term debt	15,976	13,498	15,500	13,109
As of March 28, 2025 and December 31, 2024, short and long-term borrowings were categorized as Level 1. The fair value of long-term borrowings was based on quoted market prices. The difference between the fair value and the carrying amounts of long-term borrowings is attributable to changes in market interest rates and/or the Company’s credit ratings subsequent to the incurrence of the borrowing. The fair values of borrowings with original maturities of one year or less, as well as cash and cash equivalents, trade accounts receivable, net and trade accounts payable generally approximate their carrying amounts due to the short-term maturities of these instruments.

NOTE 10. FINANCING
As of March 28, 2025, the Company was in compliance with all of its debt covenants. The components of the Company’s debt were as follows ($ in millions):

	Outstanding Amount
Description and Aggregate Principal Amount	March 28, 2025	December 31, 2024
Euro-denominated commercial paper (€931 million)(e)	$1,008	$965
3.35% senior unsecured notes due 9/15/2025 ($500 million) (the “2025 U.S. Notes”)(f)	500	500
0.2% senior unsecured notes due 3/18/2026 (€1.3 billion) (the “2026 Biopharma Euronotes”)(b)	1,352	1,293
2.1% senior unsecured notes due 9/30/2026 (€800 million) (the “2026 Euronotes”)(f)	865	828
0.3% senior unsecured notes due 5/11/2027 (¥30.8 billion) (the “2027 Yen Notes”)(d)	205	195
1.2% senior unsecured notes due 6/30/2027 (€600 million) (the “2027 Euronotes”)(a)	648	620
0.45% senior unsecured notes due 3/18/2028 (€1.3 billion) (the “2028 Biopharma Euronotes”)(b)	1,349	1,291
1.125% senior unsecured bonds due 12/08/2028 (CHF 210 million) (the “2028 CHF Bonds”)(c)	240	233
2.6% senior unsecured notes due 11/15/2029 ($800 million) (the “2029 Biopharma Notes”)(b)	797	797
2.5% senior unsecured notes due 3/30/2030 (€800 million) (the “2030 Euronotes”)(f)	866	829
0.75% senior unsecured notes due 9/18/2031 (€1.8 billion) (the “2031 Biopharma Euronotes”)(b)	1,887	1,805
0.65% senior unsecured notes due 5/11/2032 (¥53.2 billion) (the “2032 Yen Notes”)(d)	354	337
1.35% senior unsecured notes due 9/18/2039 (€1.3 billion) (the “2039 Biopharma Euronotes”)(b)	1,340	1,282
3.25% senior unsecured notes due 11/15/2039 ($900 million) (the “2039 Biopharma Notes”)(b)	892	892
4.375% senior unsecured notes due 9/15/2045 ($500 million) (the “2045 U.S. Notes”)(f)	499	499
1.8% senior unsecured notes due 9/18/2049 (€750 million) (the “2049 Biopharma Euronotes”)(b)	804	769
3.4% senior unsecured notes due 11/15/2049 ($900 million) (the “2049 Biopharma Notes”)(b)	890	890
2.6% senior unsecured notes due 10/01/2050 ($1.0 billion) (the “2050 U.S. Notes”)(f)	982	982
2.8% senior unsecured notes due 12/10/2051 ($1.0 billion) (the “2051 U.S. Notes”)(f)	985	985
Other	14	13
Total debt	16,477	16,005
Less: currently payable	(501)	(505)
Long-term debt	$15,976	$15,500
(a) Issued by DH Europe Finance S.A. (“Danaher International”).
(b) Issued by DH Europe Finance II S.a.r.l. (“Danaher International II”).
(c) Issued by DH Switzerland Finance S.A. (“Danaher Switzerland”).
(d) Issued by DH Japan Finance S.A. (“Danaher Japan”).
(e) Issued by Danaher Corporation or Danaher International II.
(f) Issued by Danaher Corporation.
Debt discounts, premiums and debt issuance costs totaled $93 million and $96 million as of March 28, 2025 and December 31, 2024, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of debt table above. For additional details regarding the Company’s debt financing, refer to Note 13 of the Company’s financial statements as of and for the year ended December 31, 2024 included in the Company’s 2024 Annual Report.

The Company has historically satisfied short-term liquidity needs that are not met through operating cash flow and available cash primarily through issuances of commercial paper under its U.S. dollar and euro-denominated commercial paper programs. The Company’s $5.0 billion unsecured, multi-year revolving credit facility with a syndicate of banks that expires on August 11, 2028 (the “Credit Facility”), is available for direct borrowings and provides credit support for the commercial paper programs. For a description of the Credit Facility, refer to the Company’s 2024 Annual Report. As of March 28, 2025, the Company has classified approximately $2.4 billion of its borrowings outstanding under the euro-denominated commercial paper programs and the 2026 Biopharma Euronotes as long-term debt in the accompanying Consolidated Condensed Balance Sheets (even though such borrowings are scheduled to mature within one year of March 28, 2025) as the Company had the intent and ability, as supported by availability under the Credit Facility, to refinance these borrowings for at least one year from the balance sheet date.
As of March 28, 2025, borrowings outstanding under the Company’s euro-denominated commercial paper program had a weighted average annual interest rate of 2.8% and a weighted average remaining maturity of approximately 42 days. There were no borrowings outstanding under the U.S. dollar-denominated commercial paper program as of March 28, 2025.
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
The Company has also issued foreign currency denominated long-term debt as partial hedges of its net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the euro, Japanese yen and Swiss franc. These debt issuances are designated and qualify as nonderivative hedging instruments. Accordingly, the foreign currency translation of these debt instruments is recorded in accumulated OCI, offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated OCI. These instruments mature on dates ranging from June 2025 to May 2032.
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

The following table summarizes the notional values as of March 28, 2025 and March 29, 2024 and pretax impact of changes in the fair values of instruments designated as net investment hedges and cash flow hedges in accumulated OCI for the three-month periods ended March 28, 2025 and March 29, 2024 ($ in millions):

	Original Notional Amount	Notional Amount Outstanding	Gain (Loss) Recognized in OCI	Amounts Reclassified from OCI
For the Three-Month Period Ended March 28, 2025:
Net investment hedges:
Cross-currency contracts	$3,875	$3,000	$(54)	$—
Foreign currency denominated debt	3,333	3,333	(136)	—
Cash flow hedges:
Cross-currency contracts	4,000	2,600	39	116
Interest rate swaps	1,600	—	—	1
Total	$12,808	$8,933	$(151)	$117

For the Three-Month Period Ended March 29, 2024:
Net investment hedges:
Cross-currency contracts	$3,875	$3,000	$55	$—
Foreign currency denominated debt	4,129	4,129	134	—
Cash flow hedges:
Cross-currency contracts	4,000	3,300	23	(74)
Interest rate swaps	1,600	—	—	1
Total	$13,604	$10,429	$212	$(73)
Gains or losses related to the net investment hedges are classified as foreign currency translation adjustments in the schedule of changes in OCI in Note 12, as these items are attributable to the Company’s hedges of its net investment in foreign operations. Gains or losses related to the cash flow hedges are classified as cash flow hedge adjustments in the schedule of changes in OCI in Note 12. The amount reclassified from OCI for the cross-currency swap derivative contracts that are cash flow hedges of the Company’s U.S. dollar-denominated debt was equal to the remeasurement amount recorded in the three-month period on the hedged debt.
The Company did not reclassify any other deferred gains or losses related to net investment hedges or cash flow hedges from accumulated OCI to earnings during the three-month periods ended March 28, 2025 and March 29, 2024. In addition, the Company did not have any ineffectiveness related to net investment hedges or cash flow hedges during the three-month periods ended March 28, 2025 and March 29, 2024. Should any ineffectiveness arise, any ineffective portions of the hedges would be reclassified from accumulated OCI into earnings during the period of change. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in all other investing activities in the accompanying Consolidated Condensed Statements of Cash Flows. The cash inflows and outflows associated with the Company’s derivative contracts designated as cash flow hedges are classified in cash flows from operating activities in the accompanying Consolidated Condensed Statements of Cash Flows.
The Company’s derivative instruments, as well as its nonderivative debt instruments designated and qualifying as net investment hedges, were classified in the Company’s Consolidated Condensed Balance Sheets as follows ($ in millions):

	March 28, 2025	December 31, 2024
Derivative assets:
Other long-term assets	$400	$415

Nonderivative hedging instruments:
Long-term debt	3,333	3,042
Amounts related to the Company’s derivatives expected to be reclassified from accumulated OCI to net earnings during the next 12 months, if interest rates and foreign exchange rates remain unchanged, were not significant.

NOTE 12. STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION
Stockholders’ Equity
On July 22, 2024, the Company’s Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. During the three-month period ended March 28, 2025 the Company repurchased approximately 4.5 million shares of the Company’s common stock for approximately $1.1 billion (which includes $11 million of excise taxes which will be paid in 2026) as part of the Repurchase Program.
As of March 28, 2025, approximately 12 million shares remained available for repurchase pursuant to the Repurchase Program. There is no expiration date for the Repurchase Program, and the timing and amount of any shares repurchased under the program will be determined by members of the Company’s management based on its evaluation of market conditions and other factors. The Repurchase Program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plans) and for other corporate purposes.
The following table summarizes the Company’s share activity (shares in millions):

	Three-Month Period Ended
	March 28, 2025	March 29, 2024
Common stock - shares issued:
Balance, beginning of period	884.3	880.5
Common stock-based compensation awards	1.3	1.8
Balance, end of period	885.6	882.3
Stock-Based Compensation
For a full description of the Company’s stock-based compensation programs, refer to Note 18 of the Company’s financial statements as of and for the year ended December 31, 2024 included in the Company’s 2024 Annual Report. As of March 28, 2025, approximately 42 million shares of the Company’s common stock were reserved for issuance under the 2007 Omnibus Incentive Plan.
The following summarizes the components of the Company’s stock-based compensation expense ($ in millions):

	Three-Month Period Ended
	March 28, 2025	March 29, 2024
RSUs/PSUs:
Pretax compensation expense	$35	$32
Income tax benefit	(7)	(6)
RSU/PSU expense, net of income taxes	28	26
Stock options:
Pretax compensation expense	26	28
Income tax benefit	(5)	(6)
Stock option expense, net of income taxes	21	22
Total stock-based compensation:
Pretax compensation expense	61	60
Income tax benefit	(12)	(12)
Total stock-based compensation expense, net of income taxes	$49	$48
Stock-based compensation has been recognized as a component of SG&A expenses in the accompanying Consolidated Condensed Statements of Earnings. As of March 28, 2025, $294 million of total unrecognized compensation cost related to RSUs/PSUs is expected to be recognized over a weighted average period of approximately two years. As of March 28, 2025, $242 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately two years. Future compensation amounts will be adjusted for any changes in estimated forfeitures.

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
The changes in accumulated OCI by component are summarized below ($ in millions).

	Foreign Currency Translation Adjustments	Pension and Postretirement Plan Benefit Adjustments		Cash Flow Hedge Adjustments		Accumulated Comprehensive Income (Loss)
For the Three-Month Period Ended March 28, 2025:
Balance, December 31, 2024	$(2,904)	$(300)		$(14)		$(3,218)
OCI before reclassifications:
Increase (decrease)	1,436	—		39		1,475
Income tax impact	13	—		—		13
OCI before reclassifications, net of income taxes	1,449	—		39		1,488
Reclassification adjustments:
Increase (decrease)	—	2	(a)	117	(b)	119
Income tax impact	—	(1)		—		(1)
Reclassification adjustments, net of income taxes	—	1		117		118
Net OCI, net of income taxes	1,449	1		156		1,606
Balance, March 28, 2025	$(1,455)	$(299)		$142		$(1,612)

For the Three-Month Period Ended March 29, 2024:
Balance, December 31, 2023	$(1,446)	$(401)		$99		$(1,748)
OCI before reclassifications:
Increase (decrease)	(935)	—		23		(912)
Income tax impact	(13)	—		—		(13)
OCI before reclassifications, net of income taxes	(948)	—		23		(925)
Reclassification adjustments:
Increase (decrease)	—	3	(a)	(73)	(b)	(70)
Income tax impact	—	(1)		—		(1)
Reclassification adjustments, net of income taxes	—	2		(73)		(71)
Net OCI, net of income taxes	(948)	2		(50)		(996)
Balance, March 29, 2024	$(2,394)	$(399)		$49		$(2,744)
(a) This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost (refer to Note 7 for additional details).
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide material information relevant to an assessment of Danaher Corporation’s (“Danaher,” the “Company,” “we,” “us” or “our”) financial condition and results of operations, including an evaluation of the amounts and certainty of cash flows from operations and from outside sources. The MD&A is designed to focus specifically on material events and uncertainties known to management that are reasonably likely to cause reported financial information not to be necessarily indicative of future operating results or of future financial condition. This includes descriptions and amounts of matters that have had a material impact on reported operations, as well as matters that are reasonably likely based on management’s assessment to have a material impact on future operations. The Company’s MD&A is divided into five sections:
•Information Relating to Forward-Looking Statements
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Estimates
You should read this discussion along with the Company’s MD&A and audited financial statements and Notes thereto as of and for the year ended December 31, 2024, included in the Company’s 2024 Annual Report and the Company’s Consolidated Condensed Financial Statements and related Notes as of and for the three-month period ended March 28, 2025 included in this Quarterly Report on Form 10-Q (“Report”).

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this Report, in other documents we file with or furnish to the Securities and Exchange Commission, in our press releases, webcasts, conference calls, presentations, materials delivered to shareholders and other communications, are “forward-looking statements” within the meaning of the U.S. federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of tariff impacts, revenue, expenses, profit, profit margins, asset values, pricing, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, customer demand, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions and the integration thereof, divestitures, spin-offs, split-offs, initial public offerings, other securities offerings or other distributions, strategic opportunities, stock repurchases, dividends, executive compensation and potential executive stock sales or purchases; growth, declines and other trends in markets we sell into; future, new or modified laws, regulations, accounting pronouncements or public policy changes; regulatory approvals and the timing and conditionality thereof; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; future currency exchange rates and fluctuations in those rates; the potential or anticipated direct or indirect impact of public health crises, climate change, military conflicts or other man-made or natural disasters on our business, results of operations and/or financial condition; general economic and capital markets conditions; the anticipated timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that Danaher intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “assume,” “continue,” “should,” “could,” “intend,” “will,” “plan,” “aim,” “expect,” “estimate,” “project,” “target,” “can,” “may,” “possible,” “potential,” “upcoming,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words.
Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors. Forward-looking statements are not guarantees of future performance and actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Important factors, risks and uncertainties that in the future could cause actual results to differ materially from those envisaged in the forward-looking statements, and that in some cases have affected us in the past, include the following:
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
•Economic, political, geopolitical, legal, compliance, social and business factors (including the impact of military conflicts), both in the U.S. and outside the U.S., can negatively affect our business and financial statements. For example, elections can result in significant political shifts and/or disruptions, and the change in the U.S. administration as well as recent Supreme Court decisions have resulted in policy, regulatory and economic changes and uncertainty, including with respect to tariffs.
•Uncertainties with respect to the development, deployment and use of artificial intelligence in our business and products may result in harm to our business and reputation.
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
•Our success depends on our ability to recruit, retain and motivate talented employees.
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
See “Part I—Item 1A. Risk Factors” of the Company’s 2024 Annual Report and Part II-Item 1A of this report for further discussion regarding reasons that actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call, presentation, materials or other communication in which they are made. Except to the extent required by applicable law, we do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.

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

Business Performance and Outlook
During the first quarter of 2025, the Company’s overall revenues decreased 1.0% compared to the comparable period of 2024. Core sales were flat in the first quarter of 2025 compared to the comparable prior year period as higher core sales in the Biotechnology segment were offset by lower core sales in the Life Sciences and Diagnostics segments. The impact of acquisitions increased reported sales 0.5% and foreign currency decreased reported sales 1.5%. Price increases did not have a significant impact on the change in sales on a year-over-year basis during the three-month period ended March 28, 2025 and are reflected as a component of core sales above. For the definitions of “core sales” and “acquisitions” refer to “—Results of Operations” below.
Geographically, the Company’s sales in the three-month period ended March 28, 2025 in developed markets decreased year-over-year by 1% and core sales in developed markets were down slightly. Low-single digit core sales declines in North America more than offset low-single digit core sales increases in Western Europe. The decrease in core sales in developed markets was primarily driven by declines in the Life Sciences segment, partially offset by increased core sales in the Biotechnology segment. For the same period, sales in high-growth markets were flat year-over-year and core sales in high-growth markets increased at a low-single digit rate as increased core sales in other regions more than offset a high-single digit decline in core revenue in China. The increase in core sales in high-growth markets was primarily driven by increased demand in the Biotechnology segment, partially offset by core sales declines in the Diagnostics segment. High-growth markets represented approximately 27% of the Company’s total sales in the first quarter of 2025. For additional information regarding the Company’s sales by geographical region during the three-month periods ended March 28, 2025 and March 29, 2024, refer to Note 4 to the accompanying Consolidated Condensed Financial Statements.
The Company’s net earnings for the three-month period ended March 28, 2025 totaled $954 million or $1.32 per diluted common share compared to approximately $1.1 billion or $1.45 per diluted common share for the three-month period ended March 29, 2024. Increased 2025 operating expenses, investment losses and net interest expense, drove the year-over-year decline in net earnings and diluted net earnings per common share for the three-month period ended March 28, 2025.
Currency exchange rates decreased reported sales by approximately 1.5% for the three-month period ended March 28, 2025 compared to the comparable period of 2024, primarily due to the exchange rates of the U.S. dollar compared to the euro and other major currencies in 2025. In future periods, strengthening of the U.S. dollar against other major currencies compared to the exchange rates in effect as of March 28, 2025 would adversely impact the Company’s sales and results of operations on an overall basis, and any weakening of the U.S. dollar against other major currencies compared to the exchange rates in effect as of March 28, 2025 would positively impact the Company’s sales and results of operations.
As a diversified, global business, Danaher operates a global supply chain and sources parts and materials globally. In the second quarter of 2025, the U.S. implemented significant new tariffs on imports from a wide range of countries, which has also prompted retaliatory tariffs by a number of countries and a cycle of retaliatory tariffs by both the U.S. and other countries. In early April 2025, actions were taken by the U.S. and certain other countries to delay the effective date of certain of these tariffs, but a number of the new tariffs remain in effect, including significant tariffs between the U.S. and China.
Based on the tariffs enacted and in effect as of April 20, 2025 (the “enacted tariffs”), the Company anticipates incurring incremental tariff costs in 2025 of several hundred millions of dollars. These incremental tariff costs reflect the impact of the enacted tariffs on the costs of parts and materials used by the Company to produce products, as well as costs the Company may incur on finished goods shipped to customers. The Company expects to largely offset the operating profit impact of the enacted tariffs with manufacturing footprint changes, supply chain adjustments, surcharges and additional productivity and cost savings actions. To the extent the Company is unable to offset the tariffs or the tariffs negatively impact demand, the Company’s revenue and profitability would be adversely impacted. If the delayed tariffs come into effect or other additional tariffs are adopted, the Company would incur additional tariff costs that could be material.
In addition to changes in trade policy, the new U.S. administration has implemented a number of other policy and regulatory changes, including the elimination, downsizing and reduced funding of certain government agencies and programs as well as changes in the policy positions of such agencies.
The full impact of the matters noted above on the Company, our business partners, the overall economy and capital markets remains uncertain, but the Company currently expects end-market demand for the remainder of 2025 to be relatively consistent with the first quarter of 2025. Refer to “Risk Factors” for additional information.

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
Sales Decline and Core Sales Growth

% Change Three-Month Period Ended March 28, 2025 vs. Comparable 2024 Period
Total sales decline (GAAP)	(1.0)%
Impact of:
Acquisitions/divestitures	(0.5)%
Currency exchange rates	1.5%
Core sales growth (non-GAAP)	—%
Operating Profit Performance
Operating profit margins decreased 40 basis points from 22.6% during the three-month period ended March 29, 2024 to 22.2% for the three-month period ended March 28, 2025.
First quarter 2025 vs. first quarter 2024 operating profit margin comparisons were unfavorably impacted by:
•The impact of product mix, reduced leverage on the Company’s operations and administrative cost structure and the impact of currency exchange rates - 30 basis points
•Incremental dilutive effect in 2025 of acquired businesses and the impact of a product line disposition which did not qualify as discontinued operations - 25 basis points
•First quarter 2025 impairment charge related to a facility in the Biotechnology segment - 25 basis points

First quarter 2025 vs. first quarter 2024 operating profit margin comparisons were favorably impacted by:
•First quarter 2024 acquisition-related fair value adjustment to inventory - 40 basis points
Business Segments
Sales by business segment for each of the periods indicated were as follows ($ in millions):

	Three-Month Period Ended
	March 28, 2025	March 29, 2024
Biotechnology	$1,612	$1,524
Life Sciences	1,680	1,745
Diagnostics	2,449	2,527
Total	$5,741	$5,796
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
Biotechnology Selected Financial Data

	Three-Month Period Ended
($ in millions)	March 28, 2025	March 29, 2024
Sales	$1,612	$1,524
Operating profit	441	325
Depreciation	34	42
Amortization of intangible assets	213	218
Operating profit as a % of sales	27.4%	21.3%
Depreciation as a % of sales	2.1%	2.8%
Amortization as a % of sales	13.2%	14.3%
Sales Growth and Core Sales Growth

% Change Three-Month Period Ended March 28, 2025 vs. Comparable 2024 Period
Total sales growth (GAAP)	6.0%
Impact of:
Currency exchange rates	1.0%
Core sales growth (non-GAAP)	7.0%
Price increases in the segment contributed 1.0% to sales growth on a year-over-year basis during the three-month period ended March 28, 2025 and are reflected as a component of core sales above.
Total segment sales increased 6.0% during the three-month period. In the three-month period, the increase in segment sales was led by increased core sales in the bioprocessing business, partially offset by the impact of currency exchange rates. Total segment core sales increased across most major geographic regions. Improved demand for consumables was partially offset by lower demand for equipment. Year-over-year core sales increases in the bioprocessing business were primarily driven by improved consumables demand from large pharmaceutical customers, primarily in North America, Europe and Southeast Asia. Core sales decreased slightly in China as a result of weaker demand for equipment. Core sales in the discovery and medical business increased year-over-year as core sales growth in the high-growth markets was partially offset by lower core sales in North America.

Operating Profit Performance
Operating profit margins increased 610 basis points during the three-month period ended March 28, 2025 as compared to the comparable period of 2024.
First quarter 2025 vs. first quarter 2024 operating profit margin comparisons were favorably impacted by:
•Higher 2025 core sales, the impact of product mix and improvements in the segment’s operational and administrative cost structure, net of the impact of currency exchange rates - 700 basis points
First quarter 2025 vs. first quarter 2024 operating profit margin comparisons were unfavorably impacted by:
•First quarter 2025 impairment charge related to a facility in the Biotechnology segment - 90 basis points
Depreciation and amortization of intangible assets as a percentage of sales decreased during the three-month period ended March 28, 2025 as compared to the comparable period of 2024, primarily as a result of the increase in sales.
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
Life Sciences Selected Financial Data

	Three-Month Period Ended
($ in millions)	March 28, 2025	March 29, 2024
Sales	$1,680	$1,745
Operating profit	201	235
Depreciation	45	38
Amortization of intangible assets	149	141
Operating profit as a % of sales	12.0%	13.5%
Depreciation as a % of sales	2.7%	2.2%
Amortization as a % of sales	8.9%	8.1%
Sales Decline and Core Sales Decline

% Change Three-Month Period Ended March 28, 2025 vs. Comparable 2024 Period
Total sales decline (GAAP)	(3.5)%
Impact of:
Acquisitions	(2.0)%
Currency exchange rates	1.5%
Core sales decline (non-GAAP)	(4.0)%

Price increases in the segment did not have a significant impact on the change in sales on a year-over-year basis during the three-month period ended March 28, 2025 and are reflected as a component of core sales above.
Total segment sales decreased 3.5% during the three-month period ended March 28, 2025, primarily as a result of decreased core sales and to a lesser extent the impact of currency exchange rates, partially offset by acquisitions. The year-over-year decrease in core sales in the three-month period was led by the genomics consumables business, primarily in North America. The year-over-year core sales decline in the genomics consumables business was primarily driven by lower demand for the plasmids and protein product lines at two large customers, which more than offset increased demand for next generation sequencing products. Lower demand in the academic and government end-markets reduced core sales in the protein consumables and in the flow cytometry and lab automation solutions businesses while in the filtration business, decreased demand in the energy-related end-market more than offset increased demand in the microelectronic end-market. During the three-month period, year-over-year core sales increased in the microscopy and mass spectrometry businesses with increased demand for consumables. The microscopy business also saw increased demand for equipment in the confocal product line.
Operating Profit Performance
Operating profit margins decreased 150 basis points during the three-month period ended March 28, 2025 as compared to the comparable period of 2024.
First quarter 2025 vs. first quarter 2024 operating profit margin comparisons were unfavorably impacted by:
•Lower first quarter 2025 core sales, the impact of product mix and the impact of reduced leverage in the segment’s operational and administrative cost structure - 250 basis points
•The incremental dilutive effect in 2025 of acquired businesses - 40 basis points
First quarter 2025 vs. first quarter 2024 operating profit margin comparisons were favorably impacted by:
•First quarter 2024 acquisition-related fair value adjustment to inventory - 140 basis points
Depreciation and amortization of intangible assets increased as a percentage of sales during the three-month period ended March 28, 2025, primarily as a result of the decrease in sales and the impact of acquisitions.
DIAGNOSTICS
The Diagnostics segment offers clinical instruments, consumables, software and services that hospitals, physicians’ offices, reference laboratories and other critical care settings use to diagnose disease and make treatment decisions.
Diagnostics Selected Financial Data

	Three-Month Period Ended
($ in millions)	March 28, 2025	March 29, 2024
Sales	$2,449	$2,527
Operating profit	718	830
Depreciation	100	97
Amortization of intangible assets	48	48
Operating profit as a % of sales	29.3%	32.8%
Depreciation as a % of sales	4.1%	3.8%
Amortization as a % of sales	2.0%	1.9%

Sales Decline and Core Sales Decline

% Change Three-Month Period Ended March 28, 2025 vs. Comparable 2024 Period
Total sales decline (GAAP)	(3.0)%
Impact of:
Divestitures	0.5%
Currency exchange rates	1.0%
Core sales decline (non-GAAP)	(1.5)%
Price decreases, attributable to factors discussed below, in the segment of 0.5% negatively impacted the year-over-year change in sales during the three-month period ended March 28, 2025 and are reflected as a component of core sales above.
Total segment sales decreased 3.0% during the three-month period, primarily as a result of decreased core sales and to a lesser extent currency exchange rates and the impact of divestitures. Overall segment core sales decline was driven primarily by decreased core sales in China attributable to the impact of China’s volume-based procurement program and healthcare reimbursement changes. During the three-month period, core sales in the molecular diagnostics business declined year-over-year as decreased core sales of respiratory disease tests more than offset increased core sales in non-respiratory tests. In the segment’s clinical diagnostics businesses core sales increased during the three-month period on a year-over-year basis as increases in the pathology and acute care diagnostics businesses more than offset declines in the clinical lab business.
Operating Profit Performance
Operating profit margin decreased 350 basis points during the three-month period ended March 28, 2025 as compared to the comparable period of 2024. The following factors unfavorably impacted year-over-year operating profit margin:
•Lower first quarter 2025 core sales, the impact of product mix and the impact of reduced leverage in the segment’s operational and administrative cost structure - 340 basis points
•The impact of a product line disposition which did not qualify as discontinued operations - 10 basis points
COST OF SALES AND GROSS PROFIT

	Three-Month Period Ended
($ in millions)	March 28, 2025	March 29, 2024
Sales	$5,741	$5,796
Cost of sales	(2,230)	(2,309)
Gross profit	$3,511	$3,487
Gross profit margin	61.2%	60.2%
Cost of sales decreased year-over-year during the three-month period ended March 28, 2025 as compared to the comparable period in 2024. The decrease during the three-month period was primarily due to the impact of currency exchange rates, product mix and a $25 million acquisition-related charge associated with the fair value adjustment to inventory recorded in the first quarter of 2024 in connection with the acquisition of Abcam plc. These decreases were partially offset by a $15 million impairment charge related to a facility in the Biotechnology segment recorded in the first quarter of 2025.
Year-over-year gross profit margin increased during the three-month period ended March 28, 2025 as compared to the comparable period in 2024. In the three-month period, the increase was due to the impact of product mix and the impact of an acquisition-related charge recorded in the first quarter of 2024, net of the facility impairment recorded in the first quarter of 2025, both referenced above.

OPERATING EXPENSES

	Three-Month Period Ended
($ in millions)	March 28, 2025	March 29, 2024
Sales	$5,741	$5,796
Selling, general and administrative expenses	1,858	1,807
Research and development expenses	379	368
SG&A as a % of sales	32.4%	31.2%
R&D as a % of sales	6.6%	6.3%
SG&A expenses as a percentage of sales increased during the three-month period ended March 28, 2025 as compared to the comparable period in 2024, primarily driven by a year-over-year increase in costs incurred for productivity improvement actions, and to a lesser extent, the impact of recent acquisitions, including the associated amortization expenses, net of incremental year-over-year cost savings associated with continuing productivity improvement initiatives and cost structure improvements.
R&D expenses (consisting principally of internal and contract engineering personnel costs) as a percentage of sales increased during the three-month period ended March 28, 2025 as compared to the comparable period of 2024 primarily as a result of increased spending on R&D activities, including the impact of recent acquisitions.

OTHER INCOME (EXPENSE), NET
For a description of the Company’s other income (expense), net during the three-month periods ended March 28, 2025 and March 29, 2024, refer to Note 7 to the accompanying Consolidated Condensed Financial Statements.

INTEREST COSTS AND FINANCING
For a discussion of the Company’s outstanding indebtedness, refer to Note 10 to the accompanying Consolidated Condensed Financial Statements.
Interest expense of $72 million for the three-month period ended March 28, 2025 was $7 million higher than the comparable period of 2024.
Interest income of $6 million for the three-month period ended March 28, 2025 was $54 million lower than the comparable period of 2024, due primarily to lower average cash balances in 2025 as a result of share repurchases and acquisitions.

INCOME TAXES
The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended
	March 28, 2025	March 29, 2024
Effective tax rate	15.5%	14.4%
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
For the three-month period ended March 28, 2025, net discrete tax benefits of $10 million reduced the effective tax rate by 0.9% and related primarily to changes in estimates of prior year tax filing positions, release of reserves for uncertain tax positions due to the expiration of statutes of limitation and excess tax benefits from stock-based compensation, net of charges related to changes in estimates associated with prior period uncertain tax positions.
For the three-month period ended March 29, 2024, net discrete tax benefits of $36 million reduced the effective tax rate by 2.8% and related primarily to excess tax benefits from stock-based compensation, release of reserves for uncertain tax positions due to the expiration of statutes of limitation and changes in estimates associated with prior period uncertain tax positions.
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
The Company expects its effective tax rate for the remainder of 2025 to be approximately 17.0% based on its projected mix of earnings. The Company’s effective tax rate could vary as a result of many factors, including but not limited to the following:
•The expected rate for the remainder of 2025 includes the anticipated discrete income tax benefits from excess tax deductions related to the Company’s stock compensation programs, which are reflected as a reduction in tax expense, though the actual benefits (if any) will depend on the Company’s stock price and stock option exercise patterns.
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
As a result of the uncertainty in predicting these items, it is reasonably possible that the actual effective tax rate used for financial reporting purposes will change in future periods compared to the estimate above.
Refer to Note 6 to the Consolidated Condensed Financial Statements for discussion regarding the Company’s significant tax matters.

COMPREHENSIVE INCOME
Comprehensive income increased during the three-month period ended March 28, 2025 by approximately $2.5 billion as compared to the comparable period of 2024. For the three-month period ended March 28, 2025, the increase in comprehensive income was primarily driven by increased gains from foreign currency translation adjustments and to a lesser extent, gains on cash flow hedges, partially offset by lower net earnings. The Company recorded foreign currency translation gains of approximately $1.4 billion for the three-month period ended March 28, 2025 compared to losses of $948 million for the three-month period ended March 29, 2024. The foreign currency translation gains in the three-month period ended March 28, 2025 were primarily driven by the change in the exchange rates between the U.S. dollar and the Swedish krona. Foreign currency translation adjustments reflect the gain or loss resulting from the impact of the change in currency exchange rates on the Company’s foreign operations as they are translated to the Company’s reporting currency, the U.S. dollar. The Company recorded gains of $156 million from cash flow hedge adjustments related to the Company’s cross-currency swap derivative contracts for the three-month period ended March 28, 2025 as compared to losses of $50 million for the comparable period of 2024.

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
Overview of Cash Flows and Liquidity
Following is an overview of the Company’s cash flows and liquidity ($ in millions):

	Three-Month Period Ended
	March 28, 2025	March 29, 2024
Net cash provided by operating activities	$1,299	$1,739

Payments for additions to property, plant and equipment	(245)	(291)
Proceeds from sales of property, plant and equipment	6	—
Payments for purchases of investments	(18)	(53)
Proceeds from sales of investments	5	9
Proceeds from sale of product line	9	—
All other investing activities	1	14
Total cash used in investing activities	$(242)	$(321)

Payments for the issuance of common stock in connection with stock-based compensation, net	$(5)	$(1)
Payment of dividends	(194)	(177)
Net borrowings (maturities longer than 90 days)	4	—
Net (repayments of) proceeds from borrowings (maturities of 90 days or less)	(3)	68
Payments for repurchase of common stock	(1,078)	—
All other financing activities	21	(23)
Total cash used in financing activities	$(1,255)	$(133)
As of March 28, 2025, the Company held approximately $2.0 billion of cash and cash equivalents.
Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, restructuring activities and productivity improvement initiatives and other items impact reported cash flows.
Operating cash flows were approximately $1.3 billion for the first three months of 2025, a decrease of $440 million, or 25%, as compared to the comparable period of 2024. The year-over-year change in operating cash flows from 2024 to 2025 was primarily attributable to the following factors:
•2025 operating cash flows reflected a decrease of $134 million in net earnings for the first three months of 2025 as compared to the comparable period in 2024.
•Net earnings for the first three months of 2025 also included $40 million higher year-over-year noncash charges for unrealized investment gains/losses, impairments, depreciation, intangible asset amortization and stock compensation expense, net of a 2025 pretax gain on the sale of a product line and a year-over-year decrease in amortization of an acquisition-related inventory step-up. Depreciation expense relates to the Company’s manufacturing and operating facilities as well as instrumentation leased to customers under OTL arrangements. Depreciation, amortization, impairments and stock compensation are noncash expenses that decrease earnings without a corresponding impact to operating cash flows. Unrealized investment gains/losses impact net earnings without immediately impacting cash flows as the cash flow impact from investments occurs when the invested capital is returned to the Company.
•The aggregate of trade accounts receivable, inventories and trade accounts payable used $138 million in operating cash flows during the first three months of 2025, compared to $324 million of operating cash flows provided in the comparable period of 2024. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories and trade accounts payable depends upon how effectively the Company manages the cash conversion cycle, which effectively represents the number of days that elapse from the day it pays for the purchase of raw materials and components to the collection of cash from its customers and can be significantly impacted by the timing of collections and payments in a period.
•The aggregate of prepaid expenses and other assets, deferred income taxes and accrued expenses and other liabilities used $265 million of operating cash flows during the first three months of 2025, compared to $381 million of operating cash flows used in the comparable period of 2024. The timing of cash payments for customer funding drove the majority of this change.
Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures, including instruments leased to customers, cash used for investments and cash proceeds from divestitures of businesses or assets.
Net cash used in investing activities decreased $79 million in the three-month period ended March 28, 2025 compared to the comparable period of 2024, primarily as a result of a decrease in cash paid for capital expenditures, a decrease in cash used for the purchase of investments and proceeds from a product line disposition during 2025. In addition, during the three-month periods ended March 28, 2025 and March 29, 2024 the Company invested $18 million and $53 million, respectively, in non-marketable equity securities and partnerships.
Though the relative significance of particular categories of capital investment can change from period to period, capital expenditures are typically made for increasing manufacturing capacity, the manufacture of instruments that are used in OTL arrangements that certain of the Company’s businesses enter into with customers, replacing equipment, purchasing facilities, supporting new product development and improving IT systems. Capital expenditures decreased $46 million on a year-over-year basis for the three-month period ended March 28, 2025 compared to the comparable period in 2024.
Financing Activities and Indebtedness
Cash flows relating to financing activities can consist of cash flows associated with the issuance and repayments of commercial paper, issuance and repayment of long-term debt, borrowings under committed credit facilities, issuance and repurchases of common stock, issuance of preferred stock and payments of cash dividends to shareholders. Financing activities used cash of approximately $1.3 billion during the three-month period ended March 28, 2025 compared to $133 million of cash used in the comparable period of 2024. The year-over-year increase in cash used in financing activities was primarily due to the repurchase of approximately $1.1 billion of the Company’s common stock and to a lesser extent, due to net repayments of the Company’s commercial paper in 2025 compared to net borrowings in the comparable period of 2024 and higher dividend payments year-over-year.
For a description of the Company’s outstanding debt as of March 28, 2025 and the Company’s commercial paper programs and credit facility, refer to Note 10 to the accompanying Consolidated Condensed Financial Statements. As of March 28, 2025, the Company was in compliance with all of its respective debt covenants.

Stock Repurchase Program
For information regarding the Company’s stock repurchase program and repurchases of common stock, refer to Part II—Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”.

Dividends
Aggregate cash payments for dividends on Company common stock during the three-month period ended March 28, 2025 were $194 million compared to $177 million for the three-month period ended March 29, 2024. The increase in dividend payments on the Company’s common stock compared to the comparable period of 2024 is due to the increase in the quarterly dividend rate for common stock beginning with respect to the dividend paid in the second quarter of 2024, partially offset by lower average common stock outstanding.
In the first quarter of 2025, the Company declared a regular quarterly dividend of $0.32 per share of Company common stock payable on April 25, 2025 to holders of record as of March 28, 2025.

Cash and Cash Requirements
As of March 28, 2025, the Company held approximately $2.0 billion of cash and cash equivalents that were held on deposit with financial institutions or invested in highly liquid investment-grade debt instruments with a maturity of 90 days or less. Of the cash and cash equivalents, $378 million was held within the U.S. and approximately $1.6 billion was held outside of the U.S. The Company will continue to have cash requirements to support general corporate purposes, which may include working capital needs, capital expenditures, acquisitions and investments, paying interest and servicing debt, paying taxes and any related interest or penalties, funding its restructuring activities and pension plans as required, paying dividends to shareholders, repurchasing shares of the Company’s common stock and supporting other business needs.
The Company generally intends to use available cash and internally generated funds to meet these cash requirements, but in the event that additional liquidity is required, the Company may also borrow under its commercial paper programs (if available) or borrow under the Company’s Credit Facility, enter into new credit facilities and either borrow directly thereunder or use such credit facilities to backstop additional borrowing capacity under its commercial paper programs (if available) and/or access the capital markets (if available). The Company also may from time to time seek to access the capital markets to take advantage of favorable interest rate environments or other market conditions. With respect to the commercial paper and any other notes scheduled to mature during the next twelve months, the Company expects to repay the principal amounts when due using available cash, proceeds from new issuances of commercial paper (if available), drawing on its Credit Facility and/or proceeds from other debt issuances. Refer to Note 10 to the accompanying Consolidated Condensed Financial Statements for additional information regarding the classification of commercial paper and other notes scheduled to mature during the next twelve months.
While repatriation of some cash held outside the U.S. may be restricted by local laws, most of the Company’s foreign cash could be repatriated to the U.S. Following enactment of the Tax Cuts and Jobs Act and the associated Transition Tax, in general, repatriation of cash to the U.S. can be completed with no incremental U.S. tax; however, repatriation of cash could subject the Company to non-U.S. taxes on distributions. The cash that the Company’s non-U.S. subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. The income taxes, if any, that would be applicable to the repatriation of such earnings (including basis differences in our foreign subsidiaries) are not readily determinable. As of March 28, 2025, management believes that it has sufficient sources of liquidity to satisfy its cash needs, including its cash needs in the U.S.

CRITICAL ACCOUNTING ESTIMATES
There have been no material changes to the Company’s critical accounting estimates as described in the 2024 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Instruments and Risk Management,” in the Company’s 2024 Annual Report.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
For additional information regarding legal proceedings, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Legal Proceedings” in the Company’s 2024 Annual Report.
Consistent with SEC Regulation S-K Item 103, the Company has elected to disclose those environmental proceedings (if any) with a governmental entity as a party where the Company reasonably believes such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1 million or more.

ITEM 1A. RISK FACTORS
The Company is supplementing the risk factors previously disclosed in the Company's 2024 Annual Report with the following risk factor. Additional information regarding risk factors can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Information Related to Forward-Looking Statements,” in Part I—Item 2 of this Report and in Part I—Item 1A of Danaher’s 2024 Annual Report.
Significant developments or changes in national laws or policies to protect or promote domestic interests and/or address foreign competition can have an adverse effect on our business and financial statements.
Significant developments or changes in national laws or policies to protect or promote domestic interests and/or address foreign competition, including laws and policies in areas such as trade, manufacturing, government purchasing, healthcare, intellectual property, regulatory enforcement and investment/development, can adversely affect our business and financial statements. The U.S. has announced and/or implemented significant new tariffs on imports from a wide range of countries, which has prompted retaliatory tariffs by a number of countries and a cycle of retaliatory tariffs by both the U.S. and other countries. In early April 2025, actions were taken by the U.S. and certain other countries to delay the effective date of certain of these tariffs, but as of the date of this report a number of new tariffs remain in effect, including significant tariffs between the U.S. and China. Collectively, these tariffs increase the cost to us of supplies and components we import, which in turn has required and will require us to implement surcharges and/or increase the price of certain of our products; can increase the cost to our customers of certain of our finished goods, which together with the surcharges and price increases noted above can adversely impact demand for our products and our competitive positioning; could adversely impact the availability to us of certain products in certain countries and disrupt our supply chains, with related impacts to our operations; and could exacerbate inflation, diminish investment and result in broader negative impacts, economic instability and capital markets dislocation that may adversely impact demand for our products. In addition, whenever we are unable to fully recover higher costs, or whenever there is a time delay between the increase in costs and our ability to recover these costs, our margins and profitability can decline. The U.S. may implement additional tariffs and other measures, further retaliatory tariffs and other retaliatory actions may follow and the risks and adverse effects noted above may increase. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the impact of these tariffs. Though the risks identified above in certain cases have already adversely impacted part of our business, the full impact of these tariffs and other actions on the Company and on our business partners remains highly uncertain and subject to rapid change.
In addition, certain governments have implemented policies to induce “re-shoring” of supply chains, reduce reliance on imported supplies and promote national production. For example, the Chinese government has issued a series of policies in the past several years to promote the development and use of local medical devices.
All of the risks identified in this risk factor can adversely affect our business and financial statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
On July 22, 2024, the Company’s Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. There is no expiration date for the Repurchase Program, and the timing and amount of any shares repurchased under the program will be determined by members of the Company’s management based on its evaluation of market conditions and other factors. The Repurchase Program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plans) and for other corporate purposes.

The following table presents a summary of share repurchases made during the quarter ended March 28, 2025 (all share repurchases were made under the Repurchase Program):

Period	Total Number of Shares Purchased	Average Price Paid Per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2025 - January 24, 2025	4,162,396	$237.96	4,162,396	12,352,518
January 25, 2025 - February 21, 2025	352,518	247.26	352,518	12,000,000
February 22, 2025 - March 28, 2025	—	—	—	12,000,000
Total	4,514,914	$238.69	4,514,914	12,000,000
(a) Amounts exclude excise taxes and other transaction costs.

ITEM 5. OTHER INFORMATION
Director and Officer Trading Arrangements
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

ITEM 6. EXHIBITS
(a)Exhibits:

3.1	Restated Certificate of Incorporation of Danaher Corporation (incorporated by reference from Exhibit 3.1 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2012)

3.2	Amended and Restated By-laws of Danaher Corporation (incorporated by reference from Exhibit 3.1 to Danaher Corporation’s Current Report on Form 8-K filed December 7, 2022)

10.1	2007 Omnibus Incentive Plan, as amended and restated* (incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed February 20, 2025)

22.1	Subsidiary guarantors and issuers of guaranteed securities and affiliates whose securities collateralize securities of the Registrant

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DANAHER CORPORATION

Date:	April 22, 2025	By:	/s/ Matthew R. McGrew
Matthew R. McGrew
Executive Vice President and Chief Financial Officer

Date:	April 22, 2025	By:	/s/ Christopher M. Bouda
Christopher M. Bouda
Vice President and Chief Accounting Officer