Form 10-Q
period 2025-06-27
DANAHER CORP /DE/
filed 2025-07-22
CIK 313616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The number of shares of common stock outstanding at July 17, 2025 was 716,051,590.

DANAHER CORPORATION
INDEX
FORM 10-Q

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ in millions, except per share amount)
(unaudited)

	June 27, 2025	December 31, 2024
ASSETS
Current assets:
Cash and equivalents	$2,957	$2,078
Trade accounts receivable, less allowance for doubtful accounts of $120 and $113, respectively	3,564	3,537
Inventories:
Finished goods	1,383	1,145
Work in process	525	465
Raw materials	781	720
Total inventories	2,689	2,330
Prepaid expenses and other current assets	1,789	1,552
Total current assets	10,999	9,497
Property, plant and equipment, net of accumulated depreciation of $4,561 and $4,101, respectively	5,309	4,990
Other long-term assets	3,692	3,990
Goodwill	42,991	40,497
Other intangible assets, net	18,629	18,568
Total assets	$81,620	$77,542
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$502	$505
Trade accounts payable	1,725	1,753
Accrued expenses and other liabilities	4,565	4,540
Total current liabilities	6,792	6,798
Other long-term liabilities	5,633	5,694
Long-term debt	16,853	15,500
Stockholders’ equity:
Common stock - $0.01 par value, 2.0 billion shares authorized; 885.9 million issued and 715.9 million outstanding as of June 27, 2025; 884.3 million issued and 719.1 million outstanding as of December 31, 2024	9	9
Additional paid-in capital	16,960	16,727
Treasury stock	(9,305)	(8,163)
Retained earnings	45,239	44,188
Accumulated other comprehensive income (loss)	(569)	(3,218)
Total Danaher stockholders’ equity	52,334	49,543
Noncontrolling interests	8	7
Total stockholders’ equity	52,342	49,550
Total liabilities and stockholders’ equity	$81,620	$77,542
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three-Month Period Ended		Six-Month Period Ended
	June 27, 2025	June 28, 2024	June 27, 2025		June 28, 2024
Sales	$5,936	$5,743	$11,677		$11,539
Cost of sales	(2,413)	(2,315)	(4,643)		(4,624)
Gross profit	3,523	3,428	7,034		6,915
Operating costs:
Selling, general and administrative expenses	(2,360)	(1,869)	(4,218)		(3,676)
Research and development expenses	(403)	(391)	(782)		(759)
Operating profit	760	1,168	2,034		2,480
Nonoperating income (expense):
Other income (expense), net	(42)	(59)	(121)		(95)
Interest expense	(71)	(65)	(143)		(130)
Interest income	8	39	14		99
Earnings before income taxes	655	1,083	1,784		2,354
Income taxes	(100)	(176)	(275)		(359)
Net earnings	$555	$907	$1,509		$1,995
Net earnings per common share:
Basic	$0.77	$1.23	$2.11	(a)	$2.70
Diluted	$0.77	$1.22	$2.10	(a)	$2.68	(a)
Average common stock and common equivalent shares outstanding:
Basic	716.5	737.6	716.4		739.1
Diluted	719.1	742.4	719.9		745.5
(a) Net earnings per common share amounts for the relevant three-month periods do not add to the six-month period amount due to rounding.
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three-Month Period Ended		Six-Month Period Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Net earnings	$555	$907	$1,509	$1,995
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	1,028	121	2,477	(827)
Pension and postretirement plan benefit adjustments	2	2	3	4
Cash flow hedge adjustments	13	30	169	(20)
Total other comprehensive income (loss), net of income taxes	1,043	153	2,649	(843)
Comprehensive income	$1,598	$1,060	$4,158	$1,152
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ in millions)
(unaudited)

	Three-Month Period Ended		Six-Month Period Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Common stock:
Balance, beginning and end of period	$9	$9	$9	$9
Additional paid-in capital:
Balance, beginning of period	$16,845	$16,314	$16,727	$16,170
Common stock-based award activity	115	173	233	317
Acquisition of controlling interests	—	3	—	3
Balance, end of period	$16,960	$16,490	$16,960	$16,490
Treasury stock:
Balance, beginning of period	$(9,306)	$(2,099)	$(8,163)	$(2,019)
Repurchase of common stock, including excise tax	7	(4,576)	(1,082)	(4,576)
Common stock-based award activity	(6)	(9)	(60)	(89)
Balance, end of period	$(9,305)	$(6,684)	$(9,305)	$(6,684)
Retained earnings:
Balance, beginning of period	$44,913	$41,962	$44,188	$41,074
Net earnings	555	907	1,509	1,995
Common stock dividends declared	(229)	(196)	(458)	(396)
Balance, end of period	$45,239	$42,673	$45,239	$42,673
Accumulated other comprehensive income (loss):
Balance, beginning of period	$(1,612)	$(2,744)	$(3,218)	$(1,748)
Other comprehensive income (loss)	1,043	153	2,649	(843)
Balance, end of period	$(569)	$(2,591)	$(569)	$(2,591)
Noncontrolling interests:
Balance, beginning of period	$8	$5	$7	$4
Change in noncontrolling interests	—	—	1	1
Balance, end of period	$8	$5	$8	$5
Total stockholders’ equity, end of period	$52,342	$49,902	$52,342	$49,902
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Six-Month Period Ended
	June 27, 2025	June 28, 2024
Cash flows from operating activities:
Net earnings	$1,509	$1,995
Noncash items:
Depreciation	366	357
Amortization of intangible assets	836	809
Amortization of acquisition-related inventory fair value step-up	—	25
Stock-based compensation expense	152	147
Investment losses and pretax gain on sale of product line	125	96
Impairment charges	447	—
Change in trade accounts receivable, net	134	590
Change in inventories	(248)	(152)
Change in trade accounts payable	(111)	(104)
Change in prepaid expenses and other assets	(99)	215
Change in accrued expenses and other liabilities	(474)	(822)
Net cash provided by operating activities	2,637	3,156
Cash flows from investing activities:
Cash paid for acquisitions	—	(12)
Payments for additions to property, plant and equipment	(493)	(578)
Proceeds from sales of property, plant and equipment	10	1
Payments for purchases of investments	(50)	(127)
Proceeds from sales of investments	10	9
Proceeds from sale of product line	9	—
All other investing activities	14	26
Total cash used in investing activities	(500)	(681)
Cash flows from financing activities:
Proceeds from the issuance of common stock in connection with stock-based compensation, net	14	76
Payment of dividends	(423)	(377)
Net borrowings (maturities longer than 90 days)	4	—
Net (repayments of) proceeds from borrowings (maturities of 90 days or less)	(1)	15
Net repayments of borrowings (maturities longer than 90 days)	—	(974)
Payments for repurchase of common stock	(1,078)	(4,530)
All other financing activities	(18)	(58)
Total cash used in financing activities	(1,502)	(5,848)
Effect of exchange rate changes on cash and equivalents	244	(117)
Net change in cash and equivalents	879	(3,490)
Beginning balance of cash and equivalents	2,078	5,864
Ending balance of cash and equivalents	$2,957	$2,374
Supplemental disclosures:
Cash interest payments	$149	$176
Cash income tax payments	531	618
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
In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 27, 2025 and December 31, 2024, its results of operations for the three and six-month periods ended June 27, 2025 and June 28, 2024 and its cash flows for each of the six-month periods then ended.
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
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. The ASU expands disclosures in the income tax rate reconciliations table and cash taxes paid. The Company adopted the ASU effective January 1, 2025. This accounting standard will increase the tax disclosures in the Company’s annual reporting but has no impact on reported income tax expense or related tax assets or liabilities.
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
Prepaid Expenses and Other Current Assets—Prepaid expenses and other current assets primarily result from advance payments to vendors for goods and services which are capitalized until the related goods are received or services are performed and advance payments to tax authorities. The Company’s prepaid expenses and other current assets balances as of June 27, 2025 and December 31, 2024 are primarily comprised of prepaid expenses of $747 million and $620 million, respectively, and taxes receivable for income and other taxes and deferred tax assets of $952 million and $853 million, respectively.
Operating Leases—As of June 27, 2025 and December 31, 2024, operating lease right-of-use assets where the Company was the lessee were approximately $1.1 billion and are included within other long-term assets in the accompanying Consolidated Condensed Balance Sheets.  The associated operating lease liabilities were approximately $1.2 billion and $1.1 billion as of June 27, 2025 and December 31, 2024, respectively, and are included in accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets.
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

NOTE 2. ACQUISITIONS
For a description of the Company’s acquisition activity for the year ended December 31, 2024, reference is made to the financial statements as of and for the year ended December 31, 2024 and Note 2 thereto included in the Company’s 2024 Annual Report. There were no acquisitions during the six-month period ended June 27, 2025.
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

	Three-Month Period Ended		Six-Month Period Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Sales	$5,936	$5,769	$11,677	$11,582
Net earnings	555	898	1,509	2,003
Diluted net earnings per common share	0.77	1.21	2.10	2.69
The six-month period ended June 28, 2024 unaudited pro forma net earnings were adjusted to exclude the pretax impact of a $25 million nonrecurring acquisition date fair value adjustment to inventory.

NOTE 3. NET EARNINGS PER COMMON SHARE
Basic net earnings per common share (“EPS”) is calculated by taking net earnings divided by the weighted average number of common shares outstanding for the applicable period. Diluted net EPS is computed by taking net earnings increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased with the proceeds from the issuance of the potentially dilutive shares. For the three-month periods ended June 27, 2025 and June 28, 2024, approximately 8.3 million and 2.9 million options, respectively, and for the six-month periods ended June 27, 2025 and June 28, 2024, approximately 6.8 million and 1.7 million options, respectively, to purchase shares were excluded from the diluted EPS calculation, as the impact of their inclusion would have been anti-dilutive. Basic and diluted EPS are computed independently for each quarter and year-to-date period, and each period involves the use of different weighted average share count figures. As a result, and after factoring in the effect of rounding to the nearest cent per share, the sum of prior quarterly EPS figures may not equal year-to-date EPS.

Information related to the calculation of net earnings per common share is summarized as follows ($ and shares in millions, except per share amounts):

	Three-Month Period Ended		Six-Month Period Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Numerator:
Net earnings	$555	$907	$1,509	$1,995

Denominator:
Weighted average common shares outstanding used in Basic EPS	716.5	737.6	716.4	739.1
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive restricted stock units (“RSUs”) and performance stock units (“PSUs”)	2.6	4.8	3.5	6.4
Weighted average common shares outstanding used in Diluted EPS	719.1	742.4	719.9	745.5

Basic EPS	$0.77	$1.23	$2.11	$2.70
Diluted EPS	$0.77	$1.22	$2.10	$2.68

NOTE 4. REVENUE
The following tables present the Company’s revenues disaggregated by geographical region and revenue type for the three and six-month periods ended June 27, 2025 and June 28, 2024 ($ in millions). Sales taxes and other usage-based taxes collected from customers are excluded from revenue.

	Biotechnology	Life Sciences	Diagnostics	Total
For the Three-Month Period Ended June 27, 2025:
Geographical region:
North America(a)	$612	$762	$1,064	$2,438
Western Europe	708	394	405	1,507
Other developed markets(b)	82	118	94	294
High-growth markets(c)	448	503	746	1,697
Total	$1,850	$1,777	$2,309	$5,936

Revenue type:
Recurring	$1,694	$1,214	$2,062	$4,970
Nonrecurring	156	563	247	966
Total	$1,850	$1,777	$2,309	$5,936

For the Three-Month Period Ended June 28, 2024:
Geographical region:
North America(a)	$607	$785	$1,042	$2,434
Western Europe	567	374	380	1,321
Other developed markets(b)	81	116	95	292
High-growth markets(c)	458	495	743	1,696
Total	$1,713	$1,770	$2,260	$5,743

Revenue type:
Recurring	$1,478	$1,208	$2,003	$4,689
Nonrecurring	235	562	257	1,054
Total	$1,713	$1,770	$2,260	$5,743

	Biotechnology	Life Sciences	Diagnostics	Total
For the Six-Month Period Ended June 27, 2025:
Geographical region:
North America(a)	$1,155	$1,483	$2,382	$5,020
Western Europe	1,274	772	805	2,851
Other developed markets(b)	146	241	185	572
High-growth markets(c)	887	961	1,386	3,234
Total	$3,462	$3,457	$4,758	$11,677

Revenue type:
Recurring	$3,151	$2,350	$4,285	$9,786
Nonrecurring	311	1,107	473	1,891
Total	$3,462	$3,457	$4,758	$11,677

For the Six-Month Period Ended June 28, 2024:
Geographical region:
North America(a)	$1,121	$1,566	$2,379	$5,066
Western Europe	1,113	746	786	2,645
Other developed markets(b)	160	241	194	595
High-growth markets(c)	843	962	1,428	3,233
Total	$3,237	$3,515	$4,787	$11,539

Revenue type:
Recurring	$2,787	$2,400	$4,297	$9,484
Nonrecurring	450	1,115	490	2,055
Total	$3,237	$3,515	$4,787	$11,539
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
The Company’s products and services primarily consist of life sciences research, biopharmaceutical drug production and medical diagnostic products and services. The Company sells equipment to customers as well as consumables, software and services, some of which customers purchase on a recurring basis. Consumables sold for use with the equipment sold by the Company are typically critical to the use of the equipment and are typically used on a one-time or limited basis, requiring frequent replacement in the customer’s operating cycle. Examples of these consumables include reagents used in diagnostic tests, chromatography resins used for research and bioprocessing and filters used in filtration, separation and purification processes. Additionally, some of the Company’s consumables are used on a standalone basis, such as custom nucleic acids, genomics solutions, antibodies and immunoassays. The Company separates its goods and services between those typically sold to a customer on a recurring basis and those typically sold to a customer on a nonrecurring basis. Recurring revenue includes revenue from consumables (both used with Company equipment and used on a standalone basis), services and operating-type leases (“OTLs”). Nonrecurring revenue includes sales of equipment and sales-type leases (“STLs”). OTLs and STLs are included in the above revenue amounts. For the three-month periods ended June 27, 2025 and June 28, 2024, lease revenue was $117 million and $95 million, respectively. For the six-month periods ended June 27, 2025 and June 28, 2024, lease revenue was $231 million and $194 million, respectively.
Remaining performance obligations related to Topic 606, Revenue from Contracts with Customers, represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period. As of June 27, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $4.9 billion. The Company expects to recognize revenue on approximately 46% of the remaining performance obligations over the next 12 months, 28% over the subsequent 12 months, and the remainder recognized thereafter.

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (“contract assets”) and deferred revenue, customer deposits and billings in excess of revenue recognized (“contract liabilities”) on the accompanying Consolidated Condensed Balance Sheets. Contract assets and liabilities are reported on a net basis (on a contract-by-contract basis) in the accompanying Consolidated Condensed Balance Sheets at the end of each reporting period.
The Company often receives cash payments from customers in advance of the Company’s performance, resulting in contract liabilities that are classified as either current or long-term in the accompanying Consolidated Condensed Balance Sheets based on the timing of when the Company expects to recognize revenue. As of June 27, 2025 and December 31, 2024, contract liabilities were approximately $1.7 billion and $1.5 billion, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets. The increase in the contract liability balance during the six-month period ended June 27, 2025 was primarily a result of cash payments received in advance of satisfying performance obligations, partially offset by amounts recognized as revenue. Revenue recognized during the six-month periods ended June 27, 2025 and June 28, 2024 that was included in the contract liability balance on December 31, 2024 and December 31, 2023 was $769 million and $901 million, respectively.

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
The table below reconciles segment sales to segment operating profit with the expense categories presented reflecting the expenses that the Company has determined to be significant segment expenses. Significant segment expenses are the expense category details regularly provided to the CODM to allocate resources to the segments and to evaluate segment performance. Detailed segment data for the three and six-month periods ended June 27, 2025 and June 28, 2024 is as follows ($ in millions):

	Biotechnology	Life Sciences	Diagnostics	Other(a)	Total
For the Three-Month Period Ended June 27, 2025:
Sales	$1,850	$1,777	$2,309	$—	$5,936
Less:
Depreciation	(38)	(45)	(100)	(2)	(185)
Amortization of intangible assets	(228)	(150)	(48)	—	(426)
Impairments(b)	—	(432)	—	—	(432)
Other segment expenses(c)	(1,053)	(1,389)	(1,607)	(84)	(4,133)
Operating profit (loss)	$531	$(239)	$554	$(86)	$760

For the Three-Month Period Ended June 28, 2024:
Sales	$1,713	$1,770	$2,260	$—	$5,743
Less:
Depreciation	(35)	(41)	(100)	(2)	(178)
Amortization of intangible assets	(214)	(140)	(48)	—	(402)
Other segment expenses(c)	(1,002)	(1,356)	(1,556)	(81)	(3,995)
Operating profit (loss)	$462	$233	$556	$(83)	$1,168

	Biotechnology	Life Sciences	Diagnostics	Other(a)	Total
For the Six-Month Period Ended June 27, 2025:
Sales	$3,462	$3,457	$4,758	$—	$11,677
Less:
Depreciation	(72)	(90)	(200)	(4)	(366)
Amortization of intangible assets	(441)	(299)	(96)	—	(836)
Impairments(b)	(15)	(432)	—	—	(447)
Other segment expenses(c)	(1,962)	(2,674)	(3,190)	(168)	(7,994)
Operating profit (loss)	$972	$(38)	$1,272	$(172)	$2,034

For the Six-Month Period Ended June 28, 2024:
Sales	$3,237	$3,515	$4,787	$—	$11,539
Less:
Depreciation	(77)	(79)	(197)	(4)	(357)
Amortization of intangible assets	(432)	(281)	(96)	—	(809)
Other segment expenses(c)	(1,941)	(2,687)	(3,108)	(157)	(7,893)
Operating profit (loss)	$787	$468	$1,386	$(161)	$2,480
(a) Other consists of unallocated corporate costs and other costs not considered part of management’s evaluation of reportable segment operating performance.
(b) For information on the impairments, refer to Note 8.
(c) Other segment expenses for each reportable segment include cost of sales, selling, general and administrative (“SG&A”) expenses and research and development (“R&D”) expenses, excluding in each case depreciation, amortization of intangible assets and impairments. Included within these categories of expenses are overhead expenses, stock compensation expense, restructuring charges and allocated corporate expenses.
The following table presents identifiable assets as of June 27, 2025 and December 31, 2024 ($ in millions):

	June 27, 2025	December 31, 2024
Identifiable assets:
Biotechnology	$37,562	$34,605
Life Sciences	23,397	23,211
Diagnostics	14,537	14,204
Other	6,124	5,522
Total	$81,620	$77,542
The following table presents capital expenditures for the three and six-month periods ended June 27, 2025 and June 28, 2024 ($ in millions):

	Three-Month Period Ended		Six-Month Period Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Capital expenditures:
Biotechnology	$80	$111	$161	$213
Life Sciences	41	50	89	110
Diagnostics	125	126	240	253
Other	2	—	3	2
Total	$248	$287	$493	$578

NOTE 6. INCOME TAXES
The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended		Six-Month Period Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Effective tax rate	15.3%	16.3%	15.4%	15.3%
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
For the three-month period ended June 27, 2025, the effective tax rate was reduced by the tax effect from an intangible asset impairment in a jurisdiction with a higher statutory tax rate than the Company’s effective tax rate, partially offset by changes in uncertain tax positions. The net impact reduced the effective tax rate by 1.4%.
For the three-month period ended June 28, 2024, net discrete tax benefits of $9 million reduced the effective tax rate by 0.8% and related primarily to excess tax benefits from stock-based compensation.
For the six-month period ended June 27, 2025, the effective tax rate was reduced by the tax effect from an intangible asset impairment in a jurisdiction with a higher statutory tax rate than the Company’s effective tax rate and the release of reserves for uncertain tax positions due to the expiration of statutes of limitations, partially offset by changes in uncertain tax positions. The net impact reduced the effective tax rate by 1.1%.
For the six-month period ended June 28, 2024, net discrete tax benefits of $45 million reduced the effective tax rate by 1.9% and related primarily to excess tax benefits from stock-based compensation, release of reserves for uncertain tax positions due to the expiration of statutes of limitations and changes in estimates associated with prior period uncertain tax positions.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, which includes permanent extensions of most expiring Tax Cuts and Jobs Act provisions and international tax changes. The Company is still evaluating the potential impacts of the OBBBA; however, the Company does not anticipate it will have a material impact on the Company’s financial statements.
For a description of the Company’s significant tax matters, reference is made to the financial statements as of and for the year ended December 31, 2024 and Note 7 thereto included in the Company’s 2024 Annual Report.

NOTE 7. OTHER INCOME (EXPENSE), NET
The following sets forth the components of the Company’s other income (expense), net ($ in millions):

	Three-Month Period Ended		Six-Month Period Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Other components of net periodic benefit costs	$2	$—	$4	$1
Investment gains (losses):
Realized investment gains (losses)	(6)	—	(72)	(39)
Unrealized investment gains (losses)	(38)	(59)	(62)	(57)
Total investment gains (losses)	(44)	(59)	(134)	(96)
Gain on sale of product line	—	—	9	—
Total other income (expense), net	$(42)	$(59)	$(121)	$(95)
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
Gain on Sale of Product Line
During the six-month period ended June 27, 2025, the Company divested a product line for a cash purchase price of $9 million and recognized a pretax gain on sale of $9 million ($7 million after-tax). The divested product line generated revenues of approximately $50 million in the Diagnostics segment in 2024. The divestiture of this product line did not represent a strategic shift with a major effect on the Company’s operations and financial results and therefore is not reported as a discontinued operation.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS
The following is a rollforward of the Company’s goodwill ($ in millions):

Balance, December 31, 2024	$40,497
Adjustments due to finalization of purchase price allocations	3
Foreign currency translation and other	2,491
Balance, June 27, 2025	$42,991
The carrying value of goodwill by segment is summarized as follows ($ in millions):

	June 27, 2025	December 31, 2024
Biotechnology	$23,139	$21,437
Life Sciences	12,881	12,305
Diagnostics	6,971	6,755
Total	$42,991	$40,497

The Company reviews identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.
During the second quarter of 2025, the Company decided to reorganize and integrate certain businesses within its Life Sciences segment to better serve the Company’s customers in new market segments and to respond to current market conditions. As a result of these plans, the Company concluded that an indefinite-lived trade name within the genomics consumables business was no longer considered to be indefinite-lived, resulting in an impairment indicator. The Company engaged a third-party valuation specialist to assist in the valuation of the trade name using a relief from royalty method of valuation. The significant assumptions in the relief from royalty method include, but were not limited to, revenue, revenue growth rates, planned use of the trade name, royalty rates and discount rates. The Company recorded a noncash impairment charge of $432 million pretax ($328 million after-tax) related to the trade name for the three and six-months ended June 27, 2025, which is included in selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings. The amount of the impairment was primarily attributable to the conclusion that the trade name was no longer indefinite-lived, as well as, by current lower levels of demand in the genomics market, including at emerging biotechnology customers and at two large customers. After recognition of the impairment, the remaining net book value of the trade name was $76 million as of June 27, 2025 and will be amortized over the asset’s remaining useful life of eight years. The Company continues to monitor for any changes to the business performance or key assumptions.
In connection with the trade name impairment, the Company also tested the related long-lived asset group and the related reporting unit goodwill for impairment as of June 27, 2025, and in both cases the Company identified no impairment.
The reorganization of the Life Sciences segment resulted in a change to the businesses included in two of the Company’s five reporting units for goodwill beginning at the start of the third quarter of 2025. The Company used the relative fair value method to reallocate goodwill between the impacted reporting units within the Life Sciences segment. The Company performed the quantitative goodwill impairment analysis immediately prior to and following the change in the reporting units. As of the date of the impairment tests, the carrying value of the goodwill included in each individual reporting unit ranged from approximately $1.2 billion to $23.1 billion for both the previous reporting units and for the current reporting units (after the changes within Life Sciences). No impairments of goodwill were identified in either of the impairment evaluations before or immediately after the change in reporting units. The factors used by management in its impairment analysis are inherently subject to uncertainty. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may not be recoverable and a charge would need to be taken against net earnings.
During the six-month period ended June 27, 2025, the Company recorded a $15 million impairment related to a facility in the Biotechnology segment.
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

A summary of financial assets that are measured at fair value on a recurring basis were as follows ($ in millions):

	Balance		Quoted Prices in Active Market (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	June 27, 2025	December 31, 2024	June 27, 2025	December 31, 2024	June 27, 2025	December 31, 2024	June 27, 2025	December 31, 2024
Assets:
Investment in equity securities	$195	$218	$—	$3	$—	$—	$—	$—
Cross-currency swap derivative contracts	84	415	—	—	84	415	—	—
Liabilities:
Cross-currency swap derivative contracts	86	—	—	—	86	—	—	—
The Company’s investments in equity securities consist of investments in publicly traded equity securities and investments in non-marketable equity securities. The publicly traded securities are classified as Level 1 in the fair value hierarchy as they are measured based on quotes in active markets. For the non-marketable equity securities, the Company estimates the fair value of the investments using the Fair Value Alternative. The Company’s investments in these equity securities are not classified in the fair value hierarchy due to the use of these measurement methods. Additionally, the Company is a limited partner in partnerships that invest primarily in early-stage companies. While the partnerships record these investments at fair value, the Company’s investments in the partnerships are accounted for under the equity method of accounting and are not subject to the fair value measurement disclosures noted above. As of both June 27, 2025 and December 31, 2024, the Company’s equity method investments included investments in partnerships with a carrying value of approximately $1.4 billion. Refer to Note 7 for additional information on gains and losses on the Company’s investments including investments in the partnerships.
The cross-currency swap derivative contracts are classified as Level 2 in the fair value hierarchy as they are measured using the income approach with the relevant interest rates and current currency exchange rates and forward curves as inputs. Refer to Note 11 for additional information.
Fair Value of Other Financial Instruments
The carrying amounts and fair values of the Company’s other financial instruments were as follows ($ in millions):

	June 27, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt obligations:
Notes payable and current portion of long-term debt	$502	$500	$505	$502
Long-term debt	16,853	14,373	15,500	13,109
As of June 27, 2025 and December 31, 2024, short and long-term borrowings were categorized as Level 1. The fair value of long-term borrowings was based on quoted market prices. The difference between the fair value and the carrying amounts of long-term borrowings is attributable to changes in market interest rates and/or the Company’s credit ratings subsequent to the incurrence of the borrowing. The fair values of borrowings with original maturities of one year or less, as well as cash and cash equivalents, trade accounts receivable, net and trade accounts payable generally approximate their carrying amounts due to the short-term maturities of these instruments.

NOTE 10. FINANCING
As of June 27, 2025, the Company was in compliance with all of its debt covenants. The components of the Company’s debt were as follows ($ in millions):

	Outstanding Amount
Description and Aggregate Principal Amount	June 27, 2025	December 31, 2024
Euro-denominated commercial paper (€932 million and €931 million, respectively)(a)	$1,091	$965
3.35% senior unsecured notes due 9/15/2025 ($500 million) (the “2025 U.S. Notes”)(b)	500	500
0.2% senior unsecured notes due 3/18/2026 (€1.3 billion) (the “2026 Biopharma Euronotes”)(c)	1,463	1,293
2.1% senior unsecured notes due 9/30/2026 (€800 million) (the “2026 Euronotes”)(b)	936	828
0.3% senior unsecured notes due 5/11/2027 (¥30.8 billion) (the “2027 Yen Notes”)(d)	213	195
1.2% senior unsecured notes due 6/30/2027 (€600 million) (the “2027 Euronotes”)(e)	701	620
0.45% senior unsecured notes due 3/18/2028 (€1.3 billion) (the “2028 Biopharma Euronotes”)(c)	1,460	1,291
1.125% senior unsecured bonds due 12/08/2028 (CHF 210 million) (the “2028 CHF Bonds”)(f)	264	233
2.6% senior unsecured notes due 11/15/2029 ($800 million) (the “2029 Biopharma Notes”)(c)	797	797
2.5% senior unsecured notes due 3/30/2030 (€800 million) (the “2030 Euronotes”)(b)	937	829
0.75% senior unsecured notes due 9/18/2031 (€1.8 billion) (the “2031 Biopharma Euronotes”)(c)	2,042	1,805
0.65% senior unsecured notes due 5/11/2032 (¥53.2 billion) (the “2032 Yen Notes”)(d)	367	337
1.35% senior unsecured notes due 9/18/2039 (€1.3 billion) (the “2039 Biopharma Euronotes”)(c)	1,451	1,282
3.25% senior unsecured notes due 11/15/2039 ($900 million) (the “2039 Biopharma Notes”)(c)	892	892
4.375% senior unsecured notes due 9/15/2045 ($500 million) (the “2045 U.S. Notes”)(b)	500	499
1.8% senior unsecured notes due 9/18/2049 (€750 million) (the “2049 Biopharma Euronotes”)(c)	870	769
3.4% senior unsecured notes due 11/15/2049 ($900 million) (the “2049 Biopharma Notes”)(c)	890	890
2.6% senior unsecured notes due 10/01/2050 ($1.0 billion) (the “2050 U.S. Notes”)(b)	982	982
2.8% senior unsecured notes due 12/10/2051 ($1.0 billion) (the “2051 U.S. Notes”)(b)	985	985
Other	14	13
Total debt	17,355	16,005
Less: currently payable	(502)	(505)
Long-term debt	$16,853	$15,500
(a) Issued by Danaher Corporation or DH Europe Finance II S.a.r.l. (“Danaher International II”).
(b) Issued by Danaher Corporation.
(c) Issued by Danaher International II.
(d) Issued by DH Japan Finance S.A. (“Danaher Japan”).
(e) Issued by DH Europe Finance S.A. (“Danaher International”).
(f) Issued by DH Switzerland Finance S.A. (“Danaher Switzerland”).
Debt discounts, premiums and debt issuance costs totaled $91 million and $96 million as of June 27, 2025 and December 31, 2024, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of debt table above. For additional details regarding the Company’s debt financing, refer to Note 13 of the Company’s financial statements as of and for the year ended December 31, 2024 included in the Company’s 2024 Annual Report.

The Company has historically satisfied short-term liquidity needs that are not met through operating cash flow and available cash primarily through issuances of commercial paper under its U.S. dollar and euro-denominated commercial paper programs. The Company’s $5.0 billion unsecured, multi-year revolving credit facility with a syndicate of banks that expires on August 11, 2028 (the “Credit Facility”), is available for direct borrowings and provides credit support for the commercial paper programs. For a description of the Credit Facility, refer to the Company’s 2024 Annual Report. As of June 27, 2025, the Company has classified approximately $2.6 billion of its borrowings outstanding under the euro-denominated commercial paper programs and the 2026 Biopharma Euronotes as long-term debt in the accompanying Consolidated Condensed Balance Sheets (even though such borrowings are scheduled to mature within one year of June 27, 2025) as the Company had the intent and ability, as supported by availability under the Credit Facility, to refinance these borrowings for at least one year from the balance sheet date.
As of June 27, 2025, borrowings outstanding under the Company’s euro-denominated commercial paper program had a weighted average annual interest rate of 2.3% and a weighted average remaining maturity of approximately 41 days. There were no borrowings outstanding under the U.S. dollar-denominated commercial paper program as of June 27, 2025.
Guarantors of Debt
Danaher Corporation has guaranteed long-term debt and commercial paper issued by certain of its wholly-owned finance subsidiaries: Danaher International, Danaher International II, Danaher Switzerland and Danaher Japan. All of the outstanding and future securities issued by each of these entities are or will be fully and unconditionally guaranteed by Danaher Corporation and these guarantees rank on parity with Danaher Corporation’s unsecured and unsubordinated indebtedness.

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
The Company has also issued foreign currency denominated long-term debt as partial hedges of its net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the euro, Japanese yen and Swiss franc. These debt issuances are designated and qualify as nonderivative hedging instruments. Accordingly, the foreign currency translation of these debt instruments is recorded in accumulated OCI, offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated OCI. These instruments mature on dates ranging from July 2025 to May 2032.
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

The following table summarizes the notional values as of June 27, 2025 and June 28, 2024 and pretax impact of changes in the fair values of instruments designated as net investment hedges and cash flow hedges in accumulated OCI for the three and six-month periods ended June 27, 2025 and June 28, 2024 ($ in millions):

	Original Notional Amount	Notional Amount Outstanding	Gain (Loss) Recognized in OCI	Amounts Reclassified from OCI
For the Three-Month Period Ended June 27, 2025:
Net investment hedges:
Cross-currency contracts	$3,875	$3,000	$(202)	$—
Foreign currency denominated debt	4,509	4,509	(290)	—
Cash flow hedges:
Cross-currency contracts	4,000	2,600	(200)	213
Interest rate swaps	1,600	—	—	—
Total	$13,984	$10,109	$(692)	$213

For the Three-Month Period Ended June 28, 2024:
Net investment hedges:
Cross-currency contracts	$3,875	$3,000	$52	$—
Foreign currency denominated debt	3,109	3,109	48	—
Cash flow hedges:
Cross-currency contracts	4,000	3,300	55	(25)
Interest rate swaps	1,600	—	—	1
Total	$12,584	$9,409	$155	$(24)

For the Six-Month Period Ended June 27, 2025:
Net investment hedges:
Cross-currency contracts	$3,875	$3,000	$(256)	$—
Foreign currency denominated debt	4,509	4,509	(426)	—
Cash flow hedges:
Cross-currency contracts	4,000	2,600	(161)	329
Interest rate swaps	1,600	—	—	1
Total	$13,984	$10,109	$(843)	$330

For the Six-Month Period Ended June 28, 2024:
Net investment hedges:
Cross-currency contracts	$3,875	$3,000	$107	$—
Foreign currency denominated debt	3,109	3,109	182	—
Cash flow hedges:
Cross-currency contracts	4,000	3,300	78	(99)
Interest rate swaps	1,600	—	—	2
Total	$12,584	$9,409	$367	$(97)
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
The Company did not reclassify any other deferred gains or losses related to net investment hedges or cash flow hedges from accumulated OCI to earnings during the three and six-month periods ended June 27, 2025 and June 28, 2024. In addition, the Company did not have any ineffectiveness related to net investment hedges or cash flow hedges during the three and six-month periods ended June 27, 2025 and June 28, 2024. Should any ineffectiveness arise, any ineffective portions of the hedges would be reclassified from accumulated OCI into earnings during the period of change. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in all other investing activities in the accompanying Consolidated Condensed Statements of Cash Flows. The cash inflows and outflows associated with the Company’s derivative contracts designated as cash flow hedges are classified in cash flows from operating activities in the accompanying Consolidated Condensed Statements of Cash Flows.
The Company’s derivative instruments, as well as its nonderivative debt instruments designated and qualifying as net investment hedges, were classified in the Company’s Consolidated Condensed Balance Sheets as follows ($ in millions):

	June 27, 2025	December 31, 2024
Derivative assets:
Other long-term assets	$84	$415

Derivative liabilities:
Accrued expenses and other liabilities	86	—

Nonderivative hedging instruments:
Long-term debt	4,509	3,042
Amounts related to the Company’s derivatives expected to be reclassified from accumulated OCI to net earnings during the next 12 months, if interest rates and foreign exchange rates remain unchanged, were not significant.

NOTE 12. STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION
Stockholders’ Equity
On July 16, 2013, the Company’s Board of Directors approved a repurchase program (the “Completed Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. During the year ended December 31, 2024, the Company repurchased approximately 20 million shares of the Company’s common stock under the Completed Repurchase Program including the repurchase of approximately 17.4 million shares of the Company’s common stock for approximately $4.6 billion, inclusive of excise taxes, during the second quarter of 2024. As of December 31, 2024 no shares remained available for repurchase pursuant to the Completed Repurchase Program.
In the second quarter of 2025 the Company paid $56 million in excise taxes related to the 2024 share repurchases. Cash paid for excise taxes on share repurchases is included in all other financing activities in the accompanying Consolidated Condensed Statement of Cash Flows.
On July 22, 2024, the Company’s Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. During the year ended December 31, 2024, the Company repurchased 3.5 million shares of the Company’s common stock under the Repurchase Program and during the six-month period ended June 27, 2025 the Company repurchased approximately 4.5 million shares of the Company’s common stock for approximately $1.1 billion (which includes $4 million of excise taxes which will be paid in 2026) as part of the Repurchase Program.
As of June 27, 2025, approximately 12 million shares remained available for repurchase pursuant to the Repurchase Program, inclusive of 2024 and 2025 share repurchases. There is no expiration date for the Repurchase Program, and the timing and amount of any shares repurchased under the program will be determined by members of the Company’s management based on its evaluation of market conditions and other factors. The Repurchase Program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plans) and for other corporate purposes.

The following table summarizes the Company’s share activity (shares in millions):

	Three-Month Period Ended		Six-Month Period Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Common stock - shares issued:
Balance, beginning of period	885.6	882.3	884.3	880.5
Common stock-based compensation awards	0.3	0.9	1.6	2.7
Balance, end of period	885.9	883.2	885.9	883.2
Stock-Based Compensation
For a full description of the Company’s stock-based compensation programs, refer to Note 18 of the Company’s financial statements as of and for the year ended December 31, 2024 included in the Company’s 2024 Annual Report. As of June 27, 2025, approximately 43 million shares of the Company’s common stock were reserved for issuance under the 2007 Omnibus Incentive Plan.
The following summarizes the components of the Company’s stock-based compensation expense ($ in millions):

	Three-Month Period Ended		Six-Month Period Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
RSUs/PSUs:
Pretax compensation expense	$53	$46	$88	$78
Income tax benefit	(11)	(10)	(18)	(16)
RSU/PSU expense, net of income taxes	42	36	70	62
Stock options:
Pretax compensation expense	38	41	64	69
Income tax benefit	(8)	(8)	(13)	(14)
Stock option expense, net of income taxes	30	33	51	55
Total stock-based compensation:
Pretax compensation expense	91	87	152	147
Income tax benefit	(19)	(18)	(31)	(30)
Total stock-based compensation expense, net of income taxes	$72	$69	$121	$117
Stock-based compensation has been recognized as a component of SG&A expenses in the accompanying Consolidated Condensed Statements of Earnings. As of June 27, 2025, $239 million of total unrecognized compensation cost related to RSUs/PSUs is expected to be recognized over a weighted average period of approximately two years. As of June 27, 2025, $202 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately two years. Future compensation amounts will be adjusted for any changes in estimated forfeitures.

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
The changes in accumulated OCI by component are summarized below ($ in millions).

	Foreign Currency Translation Adjustments	Pension and Postretirement Plan Benefit Adjustments		Cash Flow Hedge Adjustments		Accumulated Comprehensive Income (Loss)
For the Three-Month Period Ended June 27, 2025:
Balance, March 28, 2025	$(1,455)	$(299)		$142		$(1,612)
OCI before reclassifications:
Increase (decrease)	979	—		(200)		779
Income tax impact	49	—		—		49
OCI before reclassifications, net of income taxes	1,028	—		(200)		828
Reclassification adjustments:
Increase (decrease)	—	2	(a)	213	(b)	215
Income tax impact	—	—		—		—
Reclassification adjustments, net of income taxes	—	2		213		215
Net OCI, net of income taxes	1,028	2		13		1,043
Balance, June 27, 2025	$(427)	$(297)		$155		$(569)

For the Three-Month Period Ended June 28, 2024:
Balance, March 29, 2024	$(2,394)	$(399)		$49		$(2,744)
OCI before reclassifications:
Increase (decrease)	133	—		55		188
Income tax impact	(12)	—		—		(12)
OCI before reclassifications, net of income taxes	121	—		55		176
Reclassification adjustments:
Increase (decrease)	—	2	(a)	(24)	(b)	(22)
Income tax impact	—	—		(1)		(1)
Reclassification adjustments, net of income taxes	—	2		(25)		(23)
Net OCI, net of income taxes	121	2		30		153
Balance, June 28, 2024	$(2,273)	$(397)		$79		$(2,591)

	Foreign Currency Translation Adjustments	Pension and Postretirement Plan Benefit Adjustments		Cash Flow Hedge Adjustments		Accumulated Comprehensive Income (Loss)
For the Six-Month Period Ended June 27, 2025:
Balance, December 31, 2024	$(2,904)	$(300)		$(14)		$(3,218)
OCI before reclassifications:
Increase (decrease)	2,415	—		(161)		2,254
Income tax impact	62	—		—		62
OCI before reclassifications, net of income taxes	2,477	—		(161)		2,316
Reclassification adjustments:
Increase (decrease)	—	4	(a)	330	(b)	334
Income tax impact	—	(1)		—		(1)
Reclassification adjustments, net of income taxes	—	3		330		333
Net OCI, net of income taxes	2,477	3		169		2,649
Balance, June 27, 2025	$(427)	$(297)		$155		$(569)

For the Six-Month Period Ended June 28, 2024:
Balance, December 31, 2023	$(1,446)	$(401)		$99		$(1,748)
OCI before reclassifications:
Increase (decrease)	(802)	—		78		(724)
Income tax impact	(25)	—		—		(25)
OCI before reclassifications, net of income taxes	(827)	—		78		(749)
Reclassification adjustments:
Increase (decrease)	—	5	(a)	(97)	(b)	(92)
Income tax impact	—	(1)		(1)		(2)
Reclassification adjustments, net of income taxes	—	4		(98)		(94)
Net OCI, net of income taxes	(827)	4		(20)		(843)
Balance, June 28, 2024	$(2,273)	$(397)		$79		$(2,591)
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide material information relevant to an assessment of Danaher Corporation’s (“Danaher,” the “Company,” “we,” “us” or “our”) financial condition and results of operations, including an evaluation of the amounts and certainty of cash flows from operations and from outside sources. The MD&A is designed to focus specifically on material events and uncertainties known to management that are reasonably likely to cause reported financial information not to be necessarily indicative of future operating results or of future financial condition. This includes descriptions and amounts of matters that have had a material impact on reported operations, as well as matters that are reasonably likely based on management’s assessment to have a material impact on future operations. The Company’s MD&A is divided into five sections:
•Information Relating to Forward-Looking Statements
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Estimates
You should read this discussion along with the Company’s MD&A and audited financial statements and Notes thereto as of and for the year ended December 31, 2024, included in the Company’s 2024 Annual Report and the Company’s Consolidated Condensed Financial Statements and related Notes as of and for the three and six-month periods ended June 27, 2025 included in this Quarterly Report on Form 10-Q (“Report”).

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
•Our growth depends on the timely development and commercialization, and customer acceptance, of new and enhanced products and services based on technological innovation. Our growth also suffers when the markets into which we sell our products and services decline, do not grow as anticipated or experience cyclicality.
•The healthcare industry and related industries that we serve are undergoing significant changes in an effort to reduce (and increase the predictability of) costs, which can adversely affect our business and financial statements.
•Economic, political, geopolitical, legal, compliance, social and business factors (including the impact of military conflicts), both in the U.S. and outside the U.S., can negatively affect our business and financial statements. For example, elections can result in significant political shifts and/or disruptions, and the change in the U.S. administration as well as recent Supreme Court decisions have resulted in policy, regulatory and economic changes, challenges and uncertainty, including with respect to tariffs.
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
Acquisitions, Divestitures and Investment Risks
•The inability to consummate acquisitions at our historical rate and appropriate prices, realize the economic benefits of consummated acquisitions or to make appropriate investments that support our long-term strategy, can negatively impact our business. Our acquisition of businesses, investments, joint ventures and other strategic relationships can also negatively impact our business and financial statements and our indemnification rights may not fully protect us from liabilities related thereto.
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

Business Performance and Outlook
During the second quarter of 2025, the Company’s overall revenues increased 3.5% compared to the comparable period of 2024. Core sales increased 1.5% in the second quarter of 2025 compared to the comparable prior year period as higher core sales in the Biotechnology and Diagnostics segments were partially offset by lower core sales in the Life Sciences segment. The impact of foreign currency increased reported sales by 2.0%. For the six-month period ended June 27, 2025, overall revenues increased 1.0% compared to the comparable prior year period due to higher core sales in the Biotechnology segment that were partially offset by lower core sales in the Life Sciences segment. Price increases contributed 0.5% to sales growth on a year-over-year basis during the three-month period ended June 27, 2025 and are reflected as a component of core sales above. Price increases did not have a significant impact on the change in sales on a year-over-year basis during the six-month period ended June 27, 2025. For the definitions of “core sales” and “acquisitions” refer to “—Results of Operations” below.
Geographically, the Company’s sales in the three-month period ended June 27, 2025 in developed markets increased year-over-year by 5% and core sales in developed markets were up low-single digits, primarily due to high-single digit core sales increases in Western Europe. The increase in core sales in developed markets was primarily driven by increases in the Biotechnology segment and to a lesser extent in the Diagnostics segment, partially offset by decreased year-over-year core sales in the Life Sciences segment. For the same period, sales and core sales in high-growth markets were flat year-over-year as a mid-single digit decline in core revenue in China was offset by increased core sales in other regions. The Diagnostics and Life Sciences segments increase in demand in the high-growth markets was offset by core sales declines in the Biotechnology segment. High-growth markets represented approximately 29% of the Company’s total sales in the second quarter of 2025. For additional information regarding the Company’s sales by geographical region during the three and six-month periods ended June 27, 2025 and June 28, 2024, refer to Note 4 to the accompanying Consolidated Condensed Financial Statements.
The Company’s net earnings for the three and six-month periods ended June 27, 2025 totaled $555 million and approximately $1.5 billion, or $0.77 and $2.10 per diluted common share, respectively, compared to $907 million and approximately $2.0 billion, or $1.22 and $2.68 per diluted common share, respectively, for the three and six-month periods ended June 28, 2024. Impairment charges of $432 million ($328 million after-tax or $0.46 per diluted common share), and $447 million ($339 million after-tax or $0.47 per diluted common share), recorded in the three and six-month periods ended June 27, 2025, respectively, drove the year-over-year decline in net earnings and diluted net earnings per common share for the three and six-month periods ended June 27, 2025.
Currency exchange rates increased reported sales by approximately 2.0% for the three-month period ended June 27, 2025 compared to the comparable period of 2024, primarily due to the exchange rates of the U.S. dollar compared to the euro and other major currencies in the second quarter of 2025. Currency exchange rates did not have a significant impact on the change in sales on a year-over-year basis during the six-month period ended June 27, 2025. In future periods, strengthening of the U.S. dollar against other major currencies compared to the exchange rates in effect as of June 27, 2025 would adversely impact the Company’s sales and results of operations on an overall basis, and weakening of the U.S. dollar against other major currencies compared to the exchange rates in effect as of June 27, 2025 would positively impact the Company’s sales and results of operations. In addition to the translational exchange rate risk to sales, the Company also faces transactional exchange rate risk from transactions with customers in countries outside the U.S. and from intercompany transactions between affiliates. Transactional exchange rate risk (and any resulting gains or losses) arises from the purchase and sale of goods and services in currencies other than the Company’s functional currency or the functional currency of its applicable subsidiary.
As a diversified, global business, Danaher operates a global supply chain and sources parts and materials globally. In the second quarter of 2025, the U.S. implemented significant new tariffs on imports from a wide range of countries, which has also prompted retaliatory tariffs by a number of countries and a cycle of retaliatory tariffs by both the U.S. and other countries. Subsequently, actions were taken by the U.S. and certain other countries to modify certain of these tariffs and/or delay their effective dates, but a number of new tariffs remain in effect, including significant tariffs between the U.S. and China. In addition, a number of new tariffs have been threatened and the U.S. and other countries continue to negotiate trade arrangements and tariff levels.
Based on the tariffs enacted and in effect as of July 20, 2025 (the “enacted tariffs”), the Company anticipates incurring incremental tariff costs for the full year 2025 of several hundred millions of dollars. These incremental costs from the enacted tariffs reflect their impact on the costs of parts and materials used by the Company to produce products, as well as costs the Company may incur on finished goods shipped to customers. The Company expects to largely offset the operating profit impact of the enacted tariffs with manufacturing footprint changes, supply chain adjustments, surcharges and additional productivity and cost savings actions. To the extent the Company is unable to offset the incremental cost from the enacted tariffs, or the enacted tariffs negatively impact demand, the Company’s revenue and profitability would be adversely impacted. If the delayed tariffs come into effect or other additional tariffs are adopted, the Company would incur additional tariff costs that could be material and the Company’s revenue and profitability could be adversely impacted.
In addition to changes in trade policy, the new U.S. administration has implemented a number of other regulatory, policy and personnel changes, including the elimination, downsizing and reduced funding of certain government agencies and programs and the cancellation or delay of government contracts and research grants. In addition, the administration has changed the composition of advisory panels on healthcare practices.
The full impact of the matters noted above on the Company, our customers, end-users and business partners, the overall economy and capital markets remains uncertain. The Company currently expects academic and government demand to remain weaker, with ongoing uncertainty around research funding. Refer to “Risk Factors” for additional information.

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
Sales Growth and Core Sales Growth

	% Change Three-Month Period Ended June 27, 2025 vs. Comparable 2024 Period	% Change Six-Month Period Ended June 27, 2025 vs. Comparable 2024 Period
Total sales growth (GAAP)	3.5%	1.0%
Impact of:
Currency exchange rates	(2.0)%	—%
Core sales growth (non-GAAP)	1.5%	1.0%

Operating Profit Performance
Operating profit margins decreased 750 basis points from 20.3% during the three-month period ended June 28, 2024 to 12.8% for the three-month period ended June 27, 2025.
Second quarter 2025 vs. second quarter 2024 operating profit margin comparisons were unfavorably impacted by:
•Second quarter 2025 impairment charge related to a trade name in the Life Sciences segment. Refer to Note 8 to the accompanying Consolidated Condensed Financial Statements for additional information - 730 basis points
•Incremental dilutive effect in 2025 of acquired businesses and the impact of a product line disposition which did not qualify as discontinued operations - 30 basis points
Second quarter 2025 vs. second quarter 2024 operating profit margin comparisons were favorably impacted by:
•Higher 2025 core sales and changes in leverage from the Company’s operations and administrative cost structure, net of the impact of currency exchange rates - 10 basis points
Operating profit margins decreased 410 basis points from 21.5% during the six-month period ended June 28, 2024 to 17.4% for the six-month period ended June 27, 2025.
Year-to-date 2025 vs. year-to-date 2024 operating profit margin comparisons were unfavorably impacted by:
•First half of 2025 impairment charges related to a trade name in the Life Sciences segment and a facility in the Biotechnology segment - 385 basis points
•Incremental dilutive effect in 2025 of acquired businesses and the impact of a product line disposition which did not qualify as discontinued operations - 30 basis points
•The impact of product mix, changes in leverage from the Company’s operations and administrative cost structure and the impact of currency exchange rates, net of higher 2025 core sales - 15 basis points
Year-to-date 2025 vs. year-to-date 2024 operating profit margin comparisons were favorably impacted by:
•First half of 2024 acquisition-related fair value adjustment to inventory - 20 basis points
Business Segments
Sales by business segment for each of the periods indicated were as follows ($ in millions):

	Three-Month Period Ended		Six-Month Period Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Biotechnology	$1,850	$1,713	$3,462	$3,237
Life Sciences	1,777	1,770	3,457	3,515
Diagnostics	2,309	2,260	4,758	4,787
Total	$5,936	$5,743	$11,677	$11,539
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

Biotechnology Selected Financial Data

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Sales	$1,850	$1,713	$3,462	$3,237
Operating profit	531	462	972	787
Depreciation	38	35	72	77
Amortization of intangible assets	228	214	441	432
Operating profit as a % of sales	28.7%	27.0%	28.1%	24.3%
Depreciation as a % of sales	2.1%	2.0%	2.1%	2.4%
Amortization as a % of sales	12.3%	12.5%	12.7%	13.3%
Sales Growth and Core Sales Growth

	% Change Three-Month Period Ended June 27, 2025 vs. Comparable 2024 Period	% Change Six-Month Period Ended June 27, 2025 vs. Comparable 2024 Period
Total sales growth (GAAP)	8.0%	7.0%
Impact of:
Currency exchange rates	(2.0)%	(0.5)%
Core sales growth (non-GAAP)	6.0%	6.5%
Price increases in the segment contributed 2.5% and 2.0%, respectively, to sales growth on a year-over-year basis during the three and six-month periods ended June 27, 2025 and are reflected as a component of core sales above.
Total segment sales increased 8.0% and 7.0% during the three and six-month periods, respectively. The increase in segment sales in the three and six-month periods was led by increased core sales and to a lesser extent by the impact of currency exchange rates. The year-over-year increase in total segment core sales was led by increased sales of consumables, partially offset by declines in equipment sales in both periods. Geographically, the increase in core sales was led by Western Europe in both periods.
The year-over-year increase in core sales in the segment was led by the bioprocessing business in both the three and six-month periods and was primarily driven by improved consumables demand from large pharmaceutical customers, primarily in Western Europe, partially offset by lower demand for equipment across most major markets. Core sales in the discovery and medical business decreased year-over-year as lower demand for equipment in the life science research end-markets more than offset the improved demand for consumables.
Operating Profit Performance
Operating profit margins increased 170 basis points during the three-month period ended June 27, 2025 as compared to the comparable period of 2024 due to higher 2025 core sales, the impact of product mix and the impact of changes in leverage in the segment’s operational and administrative cost structure, net of the impact of currency exchange rates.
Operating profit margins increased 380 basis points during the six-month period ended June 27, 2025 as compared to the comparable period of 2024.
Year-to-date 2025 vs. year-to-date 2024 operating profit margin comparisons were favorably impacted by:
•Higher 2025 core sales, the impact of product mix and improvements in the segment’s operational and administrative cost structure, net of the impact of currency exchange rates - 425 basis points
Year-to-date 2025 vs. year-to-date 2024 operating profit margin comparisons were unfavorably impacted by:
•First half of 2025 impairment charge related to a facility in the Biotechnology segment - 45 basis points
Amortization of intangible assets as a percentage of sales decreased during both the three and six-month periods ended June 27, 2025 as compared to the comparable periods of 2024, primarily as a result of the increase in sales.

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
Life Sciences Selected Financial Data

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Sales	$1,777	$1,770	$3,457	$3,515
Operating profit (loss)	(239)	233	(38)	468
Depreciation	45	41	90	79
Amortization of intangible assets	150	140	299	281
Operating profit (loss) as a % of sales	(13.4)%	13.2%	(1.1)%	13.3%
Depreciation as a % of sales	2.5%	2.3%	2.6%	2.2%
Amortization as a % of sales	8.4%	7.9%	8.6%	8.0%
Sales Growth (Decline) and Core Sales Decline

	% Change Three-Month Period Ended June 27, 2025 vs. Comparable 2024 Period	% Change Six-Month Period Ended June 27, 2025 vs. Comparable 2024 Period
Total sales growth (decline) (GAAP)	0.5%	(1.5)%
Impact of:
Acquisitions	(1.5)%	(1.5)%
Currency exchange rates	(1.5)%	(0.5)%
Core sales decline (non-GAAP)	(2.5)%	(3.5)%
Price increases in the segment contributed 0.5% to the change in sales on a year-over-year basis during both the three and six-month periods ended June 27, 2025 and are reflected as a component of core sales above.
Total segment sales increased 0.5% and decreased 1.5% during the three and six-month periods ended June 27, 2025, respectively. The sales increase during the three-month period was driven by the impact of an acquisition and currency exchange rates, partially offset by a decline in core sales. The sales decline during the six-month period was primarily a result of decreased core sales, partially offset by the impact of acquisitions and to a lesser extent the impact of currency exchange rates. The year-over-year decrease in total segment core sales in both the three and six-month periods was driven by declines in both consumables and equipment. Lower funding levels at emerging biotechnology customers and in the academic and government end-markets reduced demand for the segment’s products in both periods. Geographically, the core sales decline was led by North America in both periods.
The year-over-year decrease in segment core sales in the three and six-month periods was led by the genomics consumables business, primarily in North America, driven by lower demand for the plasmids and protein product lines at two large customers and lower funding levels at emerging biotechnology and academic research customers. Lower year-over-year demand in the academic and government end-markets reduced core sales in the protein consumables and in the flow cytometry and lab automation solutions businesses in both the three and six-month periods. Core sales declined year-over-year in both periods in the microscopy and mass spectrometry businesses as decreased demand for equipment more than offset increased demand for consumables. During both periods, year-over-year core sales increased in the filtration business, where increased demand in the microelectronic and aerospace end-markets more than offset decreased demand in the energy-related end-market.
Operating Profit (Loss) Performance
Operating profit margins decreased 2,660 basis points during the three-month period ended June 27, 2025 as compared to the comparable period of 2024. The following factors unfavorably impacted year-over-year operating profit margin:
•Second quarter 2025 impairment charge related to a trade name. Refer to Note 8 to the accompanying Consolidated Condensed Financial Statements for additional information - 2,430 basis points

•Lower second quarter 2025 core sales, the impact of changes in leverage in the segment’s operational and administrative cost structure and the impact of product mix - 155 basis points
•The incremental dilutive effect in 2025 of acquired businesses - 75 basis points
Operating profit margins decreased 1,440 basis points during the six-month period ended June 27, 2025 as compared to the comparable period of 2024.
Year-to-date 2025 vs. year-to-date 2024 operating profit margin comparisons were unfavorably impacted by:
•First half of 2025 impairment charge related to a trade name - 1,250 basis points
•Lower first half of 2025 core sales, the impact of product mix, changes in leverage in the segment’s operational and administrative cost structure and the impact of currency exchange rates - 200 basis points
•The incremental dilutive effect in 2025 of acquired businesses - 60 basis points
Year-to-date 2025 vs. year-to-date 2024 operating profit margin comparisons were favorably impacted by:
•First half of 2024 acquisition-related fair value adjustment to inventory - 70 basis points
Depreciation and amortization of intangible assets increased as a percentage of sales during both the three and six-month periods ended June 27, 2025, primarily as a result of the decrease in sales and the impact of acquisitions.
DIAGNOSTICS
The Diagnostics segment offers clinical instruments, consumables, software and services that hospitals, physicians’ offices, reference laboratories and other critical care settings use to diagnose disease and make treatment decisions.
Diagnostics Selected Financial Data

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Sales	$2,309	$2,260	$4,758	$4,787
Operating profit	554	556	1,272	1,386
Depreciation	100	100	200	197
Amortization of intangible assets	48	48	96	96
Operating profit as a % of sales	24.0%	24.6%	26.7%	29.0%
Depreciation as a % of sales	4.3%	4.4%	4.2%	4.1%
Amortization as a % of sales	2.1%	2.1%	2.0%	2.0%
Sales Growth (Decline) and Core Sales Growth

	% Change Three-Month Period Ended June 27, 2025 vs. Comparable 2024 Period	% Change Six-Month Period Ended June 27, 2025 vs. Comparable 2024 Period
Total sales growth (decline) (GAAP)	2.0%	(0.5)%
Impact of:
Divestitures	0.5%	0.5%
Currency exchange rates	(0.5)%	—%
Core sales growth (non-GAAP)	2.0%	—%
Price decreases in the segment of 1.0%, attributable to factors discussed below, negatively impacted the year-over-year change in sales during both the three and six-month periods ended June 27, 2025 and are reflected as a component of core sales above.
Total segment sales increased 2.0% during the three-month period primarily as a result of increased core sales and to a lesser extent currency exchange rates, net of the impact of divestitures. Total segment sales decreased 0.5% during the six-month period as a result of the impact of divestitures. In the three-month period, the increase in segment core sales was primarily driven by increased year-over-year demand for consumables, partially offset by decreased demand for equipment. In the six-month period, core sales were flat as increased year-over-year demand for consumables was offset by lower demand for equipment. Geographically, increased core sales in North America and most other major markets were offset by decreased core sales in China attributable to the pricing impact of China’s volume-based procurement program and healthcare reimbursement changes in both periods.

During the three-month period, core sales growth in the molecular diagnostics business increased year-over-year as core sales in non-respiratory tests more than offset decreased core sales of respiratory tests, while during the six-month period, core sales declined year-over-year as decreased core sales of respiratory tests more than offset increased core sales of non-respiratory tests. In the segment’s clinical diagnostics businesses core sales for all the businesses increased during both the three and six-month periods on a year-over-year basis. In the clinical lab business, increased year-over-year sales outside of China, led by North America, more than offset core sales declines in China in both the three and six-month periods, due to the impact of China’s volume-based procurement and healthcare reimbursement changes.
Operating Profit Performance
Operating profit margin decreased 60 basis points during the three-month period ended June 27, 2025 as compared to the comparable period of 2024. The following factors unfavorably impacted year-over-year operating profit margin:
•The impact of product mix, partially offset by higher second quarter 2025 core sales and changes in leverage in the segment’s operational and administrative cost structure - 45 basis points
•The impact of a product line disposition which did not qualify as discontinued operations - 15 basis points
Operating profit margin decreased 230 basis points during the six-month period ended June 27, 2025 as compared to the comparable period of 2024. The following factors unfavorably impacted year-over-year operating profit margin:
•The impact of product mix, changes in leverage in the segment’s operational and administrative cost structure, currency exchange rates and lower sales - 215 basis points
•The impact of a product line disposition which did not qualify as discontinued operations - 15 basis points
COST OF SALES AND GROSS PROFIT

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Sales	$5,936	$5,743	$11,677	$11,539
Cost of sales	(2,413)	(2,315)	(4,643)	(4,624)
Gross profit	$3,523	$3,428	$7,034	$6,915
Gross profit margin	59.3%	59.7%	60.2%	59.9%
Cost of sales increased year-over-year during both the three and six-month periods ended June 27, 2025 as compared to the comparable periods in 2024. The increase during the three-month period was primarily due to the impact of higher year-over-year sales volumes, currency exchange rates and product mix. The increase during the six-month period was primarily due to the impact of higher year-over-year sales volumes, currency exchange rates, product mix and a $15 million impairment charge related to a facility in the Biotechnology segment recorded in the first half of 2025. These increases were partially offset by a $25 million acquisition-related charge associated with the fair value adjustment to inventory recorded in the first half of 2024 in connection with the acquisition of Abcam plc.
Year-over-year gross profit margin decreased during the three-month period ended June 27, 2025 as compared to the comparable period in 2024 primarily due to the impact of currency exchange rates, product mix and tariff costs, partially offset by the impact of continued productivity improvement initiatives and higher year-over-year sales volumes. Year-over-year gross profit margin increased in the six-month period ended June 27, 2025 primarily due to the impact of product mix and higher year-over-year sales volumes, partially offset by the impact of currency exchange rates and tariff costs. The increase is also due to the impact of an acquisition-related charge recorded in the first half of 2024, net of the facility impairment recorded in the first half of 2025, both referenced above.
OPERATING EXPENSES

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Sales	$5,936	$5,743	$11,677	$11,539
Selling, general and administrative expenses	2,360	1,869	4,218	3,676
Research and development expenses	403	391	782	759
SG&A as a % of sales	39.8%	32.5%	36.1%	31.9%
R&D as a % of sales	6.8%	6.8%	6.7%	6.6%

SG&A expenses as a percentage of sales increased during both the three and six-month periods ended June 27, 2025 as compared to the comparable periods in 2024, primarily driven by the $432 million impairment charge related to a trade name in the Life Sciences segment recorded in the second quarter of 2025, and to a lesser extent, a year-over-year increase in costs incurred for productivity improvement actions, net of incremental year-over-year cost savings associated with continuing productivity improvement initiatives and cost structure improvements. Refer to Note 8 to the accompanying Consolidated Condensed Financial Statements for additional information regarding the impairment.
R&D expenses (consisting principally of internal and contract engineering personnel costs) as a percentage of sales remained essentially flat during both the three and six-month periods ended June 27, 2025 as compared to the comparable period of 2024, as increased R&D spending correlated to the increases in sales.

OTHER INCOME (EXPENSE), NET
For a description of the Company’s other income (expense), net during the three and six-month periods ended June 27, 2025 and June 28, 2024, refer to Note 7 to the accompanying Consolidated Condensed Financial Statements.

INTEREST COSTS AND FINANCING
For a discussion of the Company’s outstanding indebtedness, refer to Note 10 to the accompanying Consolidated Condensed Financial Statements.
Interest expense of $71 million and $143 million for the three and six-month periods ended June 27, 2025, respectively, was $6 million higher and $13 million higher than the comparable periods of 2024, due primarily to the impact of currency exchange rates, partially offset by a lower average interest rate on the Company’s commercial paper borrowings versus the comparable periods of 2024.
Interest income of $8 million and $14 million for the three and six-month periods ended June 27, 2025, respectively, was $31 million lower and $85 million lower than the comparable periods of 2024, due primarily to lower average cash balances in 2025 as a result of share repurchases and acquisitions.

INCOME TAXES
The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended		Six-Month Period Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Effective tax rate	15.3%	16.3%	15.4%	15.3%
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
For the three-month period ended June 27, 2025, the effective tax rate was reduced by the tax effect from an intangible asset impairment in a jurisdiction with a higher statutory tax rate than the Company’s effective tax rate, partially offset by changes in uncertain tax positions. The net impact reduced the effective tax rate by 1.4%.
For the three-month period ended June 28, 2024, net discrete tax benefits of $9 million reduced the effective tax rate by 0.8% and related primarily to excess tax benefits from stock-based compensation.
For the six-month period ended June 27, 2025, the effective tax rate was reduced by the tax effect from an intangible asset impairment in a jurisdiction with a higher statutory tax rate than the Company’s effective tax rate and the release of reserves for uncertain tax positions due to the expiration of statutes of limitations, partially offset by changes in uncertain tax positions. The net impact reduced the effective tax rate by 1.1%.
For the six-month period ended June 28, 2024, net discrete tax benefits of $45 million reduced the effective tax rate by 1.9% and related primarily to excess tax benefits from stock-based compensation, release of reserves for uncertain tax positions due to the expiration of statutes of limitations and changes in estimates associated with prior period uncertain tax positions.

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
On July 4, 2025, the OBBBA was enacted, which includes permanent extensions of most expiring Tax Cuts and Jobs Act provisions and international tax changes. The Company is still evaluating the potential impacts of the OBBBA; however, the Company does not anticipate it will have a material impact on the Company’s financial statements.
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
•Any additional future changes in tax law or the implementation of increases in tax rates, the impact of future regulations and any related additional tax planning efforts to address these changes.
As a result of the uncertainty in predicting these items, it is reasonably possible that the actual effective tax rate used for financial reporting purposes will change in future periods compared to the estimate above.
Refer to Note 6 to the accompanying Consolidated Condensed Financial Statements for discussion regarding the Company’s significant tax matters.

COMPREHENSIVE INCOME
Comprehensive income increased by $538 million and approximately $3.0 billion for the three and six-month periods ended June 27, 2025, respectively, as compared to the comparable periods of 2024. For the three-month period ended June 27, 2025, the increase in comprehensive income was primarily driven by increased gains from foreign currency translation adjustments, partially offset by lower net earnings. For the six-month period ended June 27, 2025, the increase in comprehensive income was primarily driven by increased gains from foreign currency translation adjustments and to a lesser extent, gains on cash flow hedges, partially offset by lower net earnings. The Company recorded foreign currency translation gains of approximately $1.0 billion and $121 million for the three-month periods ended June 27, 2025 and June 28, 2024, respectively. The Company recorded foreign currency translation gains of approximately $2.5 billion for the six-month period ended June 27, 2025 compared to losses of $827 million for the six-month period ended June 28, 2024. The foreign currency translation gains in the three and six-month periods ended June 27, 2025 were primarily driven by the change in the exchange rates between the U.S. dollar, Swedish krona, the euro and the British pound. Foreign currency translation adjustments reflect the gain or loss resulting from the impact of the change in currency exchange rates on the Company’s foreign operations as they are translated to the Company’s reporting currency, the U.S. dollar. The Company recorded gains of $13 million and $169 million from cash flow hedge adjustments related to the Company’s cross-currency swap derivative contracts for the three and six-month periods ended June 27, 2025, respectively, as compared to gains of $30 million and losses of $20 million for the comparable periods of 2024.

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
The Company has relied primarily on borrowings under its commercial paper program to address liquidity requirements that exceed the capacity provided by its operating cash flows and cash on hand, while also accessing the capital markets from time to time including to secure financing for more significant acquisitions or to take advantage of favorable interest rate environments or other market conditions. Subject to any limitations that may result from market disruptions, the Company anticipates following the same approach in the future.
Overview of Cash Flows and Liquidity
Following is an overview of the Company’s cash flows and liquidity ($ in millions):

	Six-Month Period Ended
	June 27, 2025	June 28, 2024
Net cash provided by operating activities	$2,637	$3,156

Cash paid for acquisitions	$—	$(12)
Payments for additions to property, plant and equipment	(493)	(578)
Proceeds from sales of property, plant and equipment	10	1
Payments for purchases of investments	(50)	(127)
Proceeds from sales of investments	10	9
Proceeds from sale of product line	9	—
All other investing activities	14	26
Total cash used in investing activities	$(500)	$(681)

Proceeds from the issuance of common stock in connection with stock-based compensation, net	$14	$76
Payment of dividends	(423)	(377)
Net borrowings (maturities longer than 90 days)	4	—
Net (repayments of) proceeds from borrowings (maturities of 90 days or less)	(1)	15
Net repayments of borrowings (maturities longer than 90 days)	—	(974)
Payments for repurchase of common stock	(1,078)	(4,530)
All other financing activities	(18)	(58)
Total cash used in financing activities	$(1,502)	$(5,848)
As of June 27, 2025, the Company held approximately $3.0 billion of cash and cash equivalents.
Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, restructuring activities and productivity improvement initiatives and other items impact reported cash flows.

Operating cash flows were approximately $2.6 billion for the first six months of 2025, a decrease of $519 million, or 16%, as compared to the comparable period of 2024. The year-over-year change in operating cash flows from 2024 to 2025 was primarily attributable to the following factors:
•2025 operating cash flows reflected a decrease of $486 million in net earnings for the first six months of 2025 as compared to the comparable period in 2024.
•Net earnings for the first six months of 2025 also included $492 million higher year-over-year noncash charges primarily for impairments, as well as for unrealized investment gains/losses, intangible asset amortization, depreciation and stock compensation expense, net of a year-over-year decrease in amortization of an acquisition-related inventory step-up and a 2025 pretax gain on the sale of a product line. Depreciation expense relates to the Company’s manufacturing and operating facilities as well as instrumentation leased to customers under OTL arrangements. Depreciation, amortization, impairments and stock compensation are noncash expenses that decrease earnings without a corresponding impact to operating cash flows. Unrealized investment gains/losses impact net earnings without immediately impacting cash flows as the cash flow impact from investments occurs when the invested capital is returned to the Company.
•The aggregate of trade accounts receivable, inventories and trade accounts payable used $225 million in operating cash flows during the first six months of 2025, compared to $334 million of operating cash flows provided in the comparable period of 2024. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories and trade accounts payable depends upon how effectively the Company manages the cash conversion cycle, which effectively represents the number of days that elapse from the day it pays for the purchase of raw materials and components to the collection of cash from its customers and can be significantly impacted by the timing of collections and payments in a period.
•The aggregate of prepaid expenses and other assets, deferred income taxes and accrued expenses and other liabilities used $573 million of operating cash flows during the first six months of 2025, compared to $607 million of operating cash flows used in the comparable period of 2024. The timing of cash income tax payments and customer funding, net of normal operations drove the majority of this change.
Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures, including instruments leased to customers, cash used for investments and cash proceeds from divestitures of businesses or assets.
Net cash used in investing activities decreased $181 million in the six-month period ended June 27, 2025 compared to the comparable period of 2024, primarily as a result of a decrease in cash paid for capital expenditures and cash used for purchases of investments. In addition, during the six-month periods ended June 27, 2025 and June 28, 2024 the Company invested $50 million and $127 million, respectively, in non-marketable equity securities and partnerships.
Though the relative significance of particular categories of capital investment can change from period to period, capital expenditures are typically made for increasing manufacturing capacity, the manufacture of instruments that are used in OTL arrangements that certain of the Company’s businesses enter into with customers, replacing equipment, purchasing facilities, supporting new product development and improving IT systems. Capital expenditures decreased $85 million on a year-over-year basis for the six-month period ended June 27, 2025 compared to the comparable period in 2024.
Financing Activities and Indebtedness
Cash flows relating to financing activities can consist of cash flows associated with the issuance and repayments of commercial paper, issuance and repayment of long-term debt, borrowings under committed credit facilities, issuance and repurchases of common stock, issuance of preferred stock and payments of cash dividends to shareholders. Financing activities used cash of approximately $1.5 billion during the six-month period ended June 27, 2025 compared to approximately $5.8 billion of cash used in the comparable period of 2024. The year-over-year decrease in cash used in financing activities was primarily due to lower repurchases of the Company’s common stock in the 2025 period compared to 2024 and a repayment of long-term borrowings in 2024, partially offset by lower proceeds from the issuance of common stock in connection with stock-based compensation in the 2025 period compared to 2024 and higher dividend payments year-over-year.
For a description of the Company’s outstanding debt as of June 27, 2025 and the Company’s commercial paper programs and credit facility, refer to Note 10 to the accompanying Consolidated Condensed Financial Statements. As of June 27, 2025, the Company was in compliance with all of its respective debt covenants.

Stock Repurchase Program
For information regarding the Company’s stock repurchase program and repurchases of common stock, refer to Part II—Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”.

Dividends
Aggregate cash payments for dividends on Company common stock during the six-month period ended June 27, 2025 were $423 million compared to $377 million for the six-month period ended June 28, 2024. The increase in dividend payments on the Company’s common stock compared to the comparable period of 2024 is due to the increase in the quarterly dividend rate for common stock beginning with respect to the dividends paid in the second quarter of 2024 and 2025, partially offset by lower average common stock outstanding.
In the second quarter of 2025, the Company declared a regular quarterly dividend of $0.32 per share of Company common stock payable on July 25, 2025 to holders of record as of June 27, 2025.

Cash and Cash Requirements
As of June 27, 2025, the Company held approximately $3.0 billion of cash and cash equivalents that were held on deposit with financial institutions or invested in highly liquid investment-grade debt instruments with a maturity of 90 days or less. Of the cash and cash equivalents, $306 million was held within the U.S. and approximately $2.7 billion was held outside of the U.S. The Company will continue to have cash requirements to support general corporate purposes, which may include working capital needs, capital expenditures, acquisitions and investments, paying interest and servicing debt, paying taxes and any related interest or penalties, funding its restructuring activities and pension plans as required, paying dividends to shareholders, repurchasing shares of the Company’s common stock and supporting other business needs.
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
While repatriation of some cash held outside the U.S. may be restricted by local laws, most of the Company’s foreign cash could be repatriated to the U.S. Following enactment of the Tax Cuts and Jobs Act and the associated Transition Tax, in general, repatriation of cash to the U.S. can be completed with no incremental U.S. tax; however, repatriation of cash could subject the Company to non-U.S. taxes on distributions. The cash that the Company’s non-U.S. subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. The income taxes, if any, that would be applicable to the repatriation of such earnings (including basis differences in our foreign subsidiaries) are not readily determinable. As of June 27, 2025, management believes that it has sufficient sources of liquidity to satisfy its cash needs, including its cash needs in the U.S.

CRITICAL ACCOUNTING ESTIMATES
The Company is supplementing the critical accounting estimates as described in the 2024 Annual Report with the following critical accounting estimate. There have been no other material changes to the Company’s critical accounting estimates as described in the 2024 Annual Report.
Acquired intangibles - The Company reviews identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment loss occurred for finite-lived intangibles requires a comparison of the carrying amount of the asset group to the sum of undiscounted cash flows expected to be generated by the asset group. These analyses require management to make judgments and estimates about future revenues, expenses, market conditions and discount rates related to these assets. Indefinite-lived intangibles are subject to impairment testing at least annually or more frequently if events or changes in circumstances indicate that potential impairment exists. Determining whether an impairment loss occurred for indefinite-lived intangible assets involves calculating the fair value of the indefinite-lived intangible assets and comparing the fair value to their carrying value. In addition, the Company reviews the useful lives for intangible assets and whether events or changes in circumstances indicate that an indefinite life may no longer be appropriate. If the fair value is less than the carrying value, the difference is recorded as an impairment loss. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated, and a charge would need to be taken against net earnings which would adversely affect the Company’s financial statements.
The Company estimates the fair value of acquired trade names through the use of a relief from royalty method, which values an indefinite-lived intangible asset by estimating the royalties saved through the ownership of an asset. Under this method, an owner of an indefinite-lived intangible asset determines the arm’s length royalty that likely would have been charged if the owner had to license the asset from a third-party. The royalty rate, which is based on the estimated rate applied against forecasted sales, is tax-effected and discounted to present value using a discount rate commensurate with the relative risk of achieving the cash flow attributable to the asset. Management judgment is necessary to determine key assumptions, including revenue growth rates, perpetual revenue growth rates, royalty rates and discount rates. As further described in Note 8 to the accompanying Consolidated Condensed Financial Statements, in connection with the decision to reorganize and integrate certain genomics consumables businesses in the Life Sciences operating segment, the Company recorded a noncash impairment charge of $432 million pretax ($328 million after-tax) for the three and six-months ended June 27, 2025 related to a trade name. The charge is included in selling, general and administrative expense in the accompanying Consolidated Condensed Statements of Earnings. Following this impact, if the fair value of the trade name declined by 10%, the Company estimates it would record an additional impairment charge of $8 million.
Goodwill is evaluated for impairment on a reporting unit basis. Reporting units resulting from recent acquisitions generally present the highest risk of impairment. Management believes the impairment risk associated with these reporting units generally decreases as these businesses are integrated into the Company and better positioned for potential future earnings growth. The Company’s reorganization and integration of certain businesses in the Life Sciences operating segment at the beginning of third quarter of 2025, as described in the previous paragraph, changed two of its five goodwill reporting units and triggered a goodwill impairment analysis. In the third quarter of 2025, the Company performed goodwill impairment analyses prior to and after the change in reporting units and in both instances, the fair values of the Company’s reporting units exceeded their carrying values and consequently did not result in an impairment charge. In the test of the prior reporting units, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of the previous reporting units as of the testing date ranged from approximately 30% to approximately 365%. The excess of the estimated fair value over carrying value for each of the Company’s current reporting units as of the testing date ranged from approximately 40% to approximately 365%. The decrease in the excess of the estimated fair value over carrying value from the Company’s 2024 annual goodwill impairment test to the third quarter 2025 tests reflect the 2025 business performance and the current trading multiples for companies operating in businesses similar to the Company’s reporting units (used within the market approach to estimate fair value under the goodwill impairment test). To evaluate the sensitivity of the fair value calculations used in both goodwill impairment tests, the Company applied a hypothetical 10% decrease to the fair values of each of the reporting units and compared those hypothetical values to the reporting unit carrying values. Based on this hypothetical 10% decrease, the excess of the estimated fair value over carrying value for each of the Company’s current reporting units ranged from approximately 30% to approximately 315%.

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
Significant developments or changes in national laws or policies to protect or promote domestic interests and/or address foreign competition, including laws and policies in areas such as trade, manufacturing, government purchasing, healthcare, intellectual property, regulatory enforcement and investment/development, can adversely affect our business and financial statements. The U.S. has announced and/or implemented significant new tariffs on imports from a wide range of countries, which has prompted retaliatory tariffs by a number of countries and a cycle of retaliatory tariffs by both the U.S. and other countries. Subsequently, actions have been taken by the U.S. and certain other countries to modify certain of these tariffs and/or delay their effective dates, but as of July 21, 2025 a number of new tariffs remain in effect, including significant tariffs between the U.S. and China. Collectively, these tariffs increase the cost to us of supplies and components we import, which in turn has required and will require us to implement surcharges and/or increase the price of certain of our products; can increase the cost to our customers of certain of our finished goods, which together with the surcharges and price increases noted above can adversely impact demand for our products and our competitive positioning; could adversely impact the availability to us of certain products in certain countries and disrupt our supply chains, with related impacts to our operations; and could exacerbate inflation, diminish investment and result in broader negative impacts, economic instability and capital markets dislocation that may adversely impact demand for our products. In addition, whenever we are unable to fully recover higher costs, or whenever there is a time delay between the increase in costs and our ability to recover these costs, our margins and profitability can decline. The delayed tariffs may take effect, the U.S. may implement additional tariffs and other measures, further retaliatory tariffs and other retaliatory actions may follow and the risks and adverse effects noted above may increase. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the impact of these tariffs. Though the risks identified above in certain cases have already adversely impacted part of our business, the full impact of these tariffs and other actions on the Company and on our business partners remains highly uncertain and subject to rapid change.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the three-month period ended June 27, 2025. On July 22, 2024, the Company’s Board of Directors approved a repurchase program (the “Repurchase Program”) authorizing the repurchase of up to 20 million shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. As of June 27, 2025, approximately 12 million shares remained available for repurchase pursuant to the Repurchase Program. There is no expiration date for the Repurchase Program, and the timing and amount of any shares repurchased under the program will be determined by members of the Company’s management based on its evaluation of market conditions and other factors. The Repurchase Program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company’s equity compensation plans (or any successor plans) and for other corporate purposes. The Company expects to fund any future stock repurchases using the Company’s available cash balances or proceeds from the issuance of debt.

ITEM 5. OTHER INFORMATION
Director and Officer Trading Arrangements
On May 30, 2025, Rainer M. Blair, Danaher’s President and Chief Executive Officer, adopted a trading plan that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) for the sale through May 29, 2026 of up to 60,015 shares of Danaher common stock pursuant to the exercise of stock options otherwise scheduled to expire in February 2027.
Except as described above, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

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

DANAHER CORPORATION

Date:	July 21, 2025	By:	/s/ Matthew R. McGrew
Matthew R. McGrew
Executive Vice President and Chief Financial Officer

Date:	July 21, 2025	By:	/s/ Christopher M. Bouda
Christopher M. Bouda
Vice President and Chief Accounting Officer