Form 10-Q
period 2025-09-26
DANAHER CORP /DE/
filed 2025-10-21
CIK 313616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The number of shares of common stock outstanding at October 16, 2025 was 706,349,563.

DANAHER CORPORATION
INDEX
FORM 10-Q

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ in millions, except per share amount)
(unaudited)

	September 26, 2025	December 31, 2024
ASSETS
Current assets:
Cash and equivalents	$1,528	$2,078
Trade accounts receivable, less allowance for doubtful accounts of $119 and $113, respectively	3,755	3,537
Inventories:
Finished goods	1,373	1,145
Work in process	526	465
Raw materials	775	720
Total inventories	2,674	2,330
Prepaid expenses and other current assets	1,649	1,552
Total current assets	9,606	9,497
Property, plant and equipment, net of accumulated depreciation of $4,666 and $4,101, respectively	5,376	4,990
Other long-term assets	3,870	3,990
Goodwill	42,948	40,497
Other intangible assets, net	18,097	18,568
Total assets	$79,897	$77,542
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$23	$505
Trade accounts payable	1,698	1,753
Accrued expenses and other liabilities	4,603	4,540
Total current liabilities	6,324	6,798
Other long-term liabilities	5,660	5,694
Long-term debt	16,833	15,500
Stockholders’ equity:
Common stock - $0.01 par value, 2.0 billion shares authorized; 886.3 million issued and 706.3 million outstanding as of September 26, 2025; 884.3 million issued and 719.1 million outstanding as of December 31, 2024	9	9
Additional paid-in capital	17,076	16,727
Treasury stock	(11,344)	(8,163)
Retained earnings	45,920	44,188
Accumulated other comprehensive income (loss)	(590)	(3,218)
Total Danaher stockholders’ equity	51,071	49,543
Noncontrolling interests	9	7
Total stockholders’ equity	51,080	49,550
Total liabilities and stockholders’ equity	$79,897	$77,542
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three-Month Period Ended		Nine-Month Period Ended
	September 26, 2025	September 27, 2024	September 26, 2025		September 27, 2024
Sales	$6,053	$5,798	$17,730		$17,337
Cost of sales	(2,530)	(2,397)	(7,173)		(7,021)
Gross profit	3,523	3,401	10,557		10,316
Operating costs:
Selling, general and administrative expenses	(1,991)	(2,060)	(6,209)		(5,736)
Research and development expenses	(378)	(383)	(1,160)		(1,142)
Operating profit	1,154	958	3,188		3,438
Nonoperating income (expense):
Other income (expense), net	(14)	102	(135)		7
Interest expense	(67)	(87)	(210)		(217)
Interest income	3	4	17		103
Earnings before income taxes	1,076	977	2,860		3,331
Income taxes	(168)	(159)	(443)		(518)
Net earnings	$908	$818	$2,417		$2,813
Net earnings per common share:
Basic	$1.28	$1.13	$3.38	(a)	$3.83
Diluted	$1.27	$1.12	$3.37	(a)	$3.80	(a)
Average common stock and common equivalent shares outstanding:
Basic	710.7	723.0	714.5		733.8
Diluted	713.7	729.4	717.9		740.1
(a) Net earnings per common share amounts for the relevant three-month periods do not add to the nine-month period amount due to rounding.
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three-Month Period Ended		Nine-Month Period Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Net earnings	$908	$818	$2,417	$2,813
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(71)	1,216	2,406	389
Pension and postretirement plan benefit adjustments	2	2	5	6
Cash flow hedge adjustments	48	63	217	43
Total other comprehensive income (loss), net of income taxes	(21)	1,281	2,628	438
Comprehensive income	$887	$2,099	$5,045	$3,251
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ in millions)
(unaudited)

	Three-Month Period Ended		Nine-Month Period Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Common stock:
Balance, beginning and end of period	$9	$9	$9	$9
Additional paid-in capital:
Balance, beginning of period	$16,960	$16,490	$16,727	$16,170
Common stock-based award activity	116	151	349	468
Acquisition of controlling interests	—	—	—	3
Balance, end of period	$17,076	$16,641	$17,076	$16,641
Treasury stock:
Balance, beginning of period	$(9,305)	$(6,684)	$(8,163)	$(2,019)
Repurchase of common stock, including excise tax	(2,030)	(646)	(3,112)	(5,222)
Common stock-based award activity	(9)	(7)	(69)	(96)
Balance, end of period	$(11,344)	$(7,337)	$(11,344)	$(7,337)
Retained earnings:
Balance, beginning of period	$45,239	$42,673	$44,188	$41,074
Net earnings	908	818	2,417	2,813
Common stock dividends declared	(227)	(195)	(685)	(591)
Balance, end of period	$45,920	$43,296	$45,920	$43,296
Accumulated other comprehensive income (loss):
Balance, beginning of period	$(569)	$(2,591)	$(3,218)	$(1,748)
Other comprehensive income (loss)	(21)	1,281	2,628	438
Balance, end of period	$(590)	$(1,310)	$(590)	$(1,310)
Noncontrolling interests:
Balance, beginning of period	$8	$5	$7	$4
Change in noncontrolling interests	1	1	2	2
Balance, end of period	$9	$6	$9	$6
Total stockholders’ equity, end of period	$51,080	$51,305	$51,080	$51,305
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Nine-Month Period Ended
	September 26, 2025	September 27, 2024
Cash flows from operating activities:
Net earnings	$2,417	$2,813
Noncash items:
Depreciation	555	534
Amortization of intangible assets	1,269	1,223
Amortization of acquisition-related inventory fair value step-up	—	25
Stock-based compensation expense	235	231
Investment losses and pretax gain on sale of product line	140	(7)
Impairment charges	548	222
Change in trade accounts receivable, net	(65)	482
Change in inventories	(242)	(117)
Change in trade accounts payable	(134)	(186)
Change in prepaid expenses and other assets	(53)	299
Change in accrued expenses and other liabilities	(371)	(850)
Net cash provided by operating activities	4,299	4,669
Cash flows from investing activities:
Cash paid for acquisitions	—	(525)
Payments for additions to property, plant and equipment	(785)	(876)
Proceeds from sales of property, plant and equipment	10	12
Payments for purchases of investments	(79)	(188)
Proceeds from sales of investments	12	251
Proceeds from sale of product line	9	—
All other investing activities	21	39
Total cash used in investing activities	(812)	(1,287)
Cash flows from financing activities:
Proceeds from the issuance of common stock in connection with stock-based compensation, net	39	143
Payment of dividends	(652)	(573)
Net proceeds from borrowings (maturities of 90 days or less)	22	1
Borrowings (maturities longer than 90 days)	4	—
Repayments of borrowings (maturities longer than 90 days)	(500)	(974)
Payments for repurchase of common stock	(3,088)	(5,170)
All other financing activities	(108)	(120)
Total cash used in financing activities	(4,283)	(6,693)
Effect of exchange rate changes on cash and equivalents	246	74
Net change in cash and equivalents	(550)	(3,237)
Beginning balance of cash and equivalents	2,078	5,864
Ending balance of cash and equivalents	$1,528	$2,627
Supplemental disclosures:
Cash interest payments	$231	$280
Cash income tax payments	808	933
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
In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 26, 2025 and December 31, 2024, its results of operations for the three and nine-month periods ended September 26, 2025 and September 27, 2024 and its cash flows for each of the nine-month periods then ended.
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
Accounting Standards Not Yet Adopted—In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. The ASU requires disclosure of disaggregated information about certain income statement expenses, including specific expense categories. The ASU is effective for annual periods beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. This accounting standard will increase disclosures in the Company’s annual and interim reporting when adopted.
In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Loss for Accounts Receivable and Contract Assets. The ASU provides a practical expedient for the calculation of current expected credit losses for current accounts receivable and contract assets, allowing entities to assume that current conditions as of the balance sheet date will persist through the forecast period. The ASU is effective for interim and annual reporting periods beginning after December 15, 2025. The Company is assessing the impact of the ASU on its consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software. The ASU updates the requirements for capitalization of internal-use software, removing all reference to prescriptive and sequential software development stages. The ASU is effective for annual periods beginning after December 15, 2027 and for interim periods within those fiscal years. The Company is assessing the impact of the ASU on its consolidated financial statements and related disclosures.
Prepaid Expenses and Other Current Assets—Prepaid expenses and other current assets primarily result from advance payments to vendors for goods and services which are capitalized until the related goods are received or services are performed and advance payments to tax authorities. The Company’s prepaid expenses and other current assets balances as of September 26, 2025 and December 31, 2024 are primarily comprised of prepaid expenses of $639 million and $620 million, respectively, and taxes receivable for income and other taxes and deferred tax assets of $920 million and $853 million, respectively.

Operating Leases—As of September 26, 2025 and December 31, 2024, operating lease right-of-use assets where the Company was the lessee were approximately $1.2 billion and $1.1 billion, respectively, and are included within other long-term assets in the accompanying Consolidated Condensed Balance Sheets.  The associated operating lease liabilities were approximately $1.3 billion and $1.1 billion as of September 26, 2025 and December 31, 2024, respectively, and are included in accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets.
U.S. Pension Plan Buy-In—In September 2025, the Company entered into a $349 million insurance buy-in contract for a portion of the benefit obligations under the U.S. defined benefit pension plan, which was funded from existing pension plan assets without an adjustment to the benefit obligations. Insurance buy-in contracts are annuity contracts that are expected to provide an income stream to cover the cash flows associated with future contracted payments for the plan population. However, the benefit obligation remains with the plan and the Company. This contract is issued by a third-party insurance company that has no affiliation with the Company or the plan.

NOTE 2. ACQUISITIONS
For a description of the Company’s acquisition activity for the year ended December 31, 2024, reference is made to the financial statements as of and for the year ended December 31, 2024 and Note 2 thereto included in the Company’s 2024 Annual Report. There were no acquisitions during the nine-month period ended September 26, 2025.
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

	Three-Month Period Ended		Nine-Month Period Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Sales	$6,053	$5,799	$17,730	$17,381
Net earnings	908	818	2,417	2,821
Diluted net earnings per common share	1.27	1.12	3.37	3.81
The nine-month period ended September 27, 2024 unaudited pro forma net earnings were adjusted to exclude the pretax impact of a $25 million nonrecurring acquisition date fair value adjustment to inventory.

NOTE 3. NET EARNINGS PER COMMON SHARE
Basic net earnings per common share (“EPS”) is calculated by taking net earnings divided by the weighted average number of common shares outstanding for the applicable period. Diluted net EPS is computed by taking net earnings increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased with the proceeds from the issuance of the potentially dilutive shares. For the three-month periods ended September 26, 2025 and September 27, 2024, approximately 6.9 million and 305 thousand options, respectively, and for the nine-month periods ended September 26, 2025 and September 27, 2024, approximately 6.8 million and 1.2 million options, respectively, to purchase shares were excluded from the diluted EPS calculation, as the impact of their inclusion would have been anti-dilutive. Basic and diluted EPS are computed independently for each quarter and year-to-date period, and each period involves the use of different weighted average share count figures. As a result, and after factoring in the effect of rounding to the nearest cent per share, the sum of prior quarterly EPS figures may not equal year-to-date EPS.
Information related to the calculation of net earnings per common share is summarized as follows ($ and shares in millions, except per share amounts):

	Three-Month Period Ended		Nine-Month Period Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Numerator:
Net earnings	$908	$818	$2,417	$2,813

Denominator:
Weighted average common shares outstanding used in Basic EPS	710.7	723.0	714.5	733.8
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive restricted stock units (“RSUs”) and performance stock units (“PSUs”)	3.0	6.4	3.4	6.3
Weighted average common shares outstanding used in Diluted EPS	713.7	729.4	717.9	740.1

Basic EPS	$1.28	$1.13	$3.38	$3.83
Diluted EPS	$1.27	$1.12	$3.37	$3.80

NOTE 4. REVENUE
The following tables present the Company’s revenues disaggregated by geographical region and revenue type for the three and nine-month periods ended September 26, 2025 and September 27, 2024 ($ in millions). Sales taxes and other usage-based taxes collected from customers are excluded from revenue.

	Biotechnology	Life Sciences	Diagnostics	Total
For the Three-Month Period Ended September 26, 2025:
Geographical region:
North America(a)	$624	$728	$1,228	$2,580
Western Europe	587	392	417	1,396
Other developed markets(b)	89	130	97	316
High-growth markets(c)	498	542	721	1,761
Total	$1,798	$1,792	$2,463	$6,053

Revenue type:
Recurring	$1,590	$1,216	$2,211	$5,017
Nonrecurring	208	576	252	1,036
Total	$1,798	$1,792	$2,463	$6,053

For the Three-Month Period Ended September 27, 2024:
Geographical region:
North America(a)	$503	$796	$1,157	$2,456
Western Europe	587	365	368	1,320
Other developed markets(b)	78	120	101	299
High-growth markets(c)	485	501	737	1,723
Total	$1,653	$1,782	$2,363	$5,798

Revenue type:
Recurring	$1,422	$1,228	$2,127	$4,777
Nonrecurring	231	554	236	1,021
Total	$1,653	$1,782	$2,363	$5,798

	Biotechnology	Life Sciences	Diagnostics	Total
For the Nine-Month Period Ended September 26, 2025:
Geographical region:
North America(a)	$1,779	$2,211	$3,610	$7,600
Western Europe	1,861	1,164	1,222	4,247
Other developed markets(b)	235	371	282	888
High-growth markets(c)	1,385	1,503	2,107	4,995
Total	$5,260	$5,249	$7,221	$17,730

Revenue type:
Recurring	$4,741	$3,566	$6,496	$14,803
Nonrecurring	519	1,683	725	2,927
Total	$5,260	$5,249	$7,221	$17,730

For the Nine-Month Period Ended September 27, 2024:
Geographical region:
North America(a)	$1,624	$2,362	$3,536	$7,522
Western Europe	1,700	1,111	1,154	3,965
Other developed markets(b)	238	361	295	894
High-growth markets(c)	1,328	1,463	2,165	4,956
Total	$4,890	$5,297	$7,150	$17,337

Revenue type:
Recurring	$4,209	$3,628	$6,424	$14,261
Nonrecurring	681	1,669	726	3,076
Total	$4,890	$5,297	$7,150	$17,337
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
The Company’s products and services primarily consist of life sciences research, biopharmaceutical drug production and medical diagnostic products and services. The Company sells equipment to customers as well as consumables, software and services, some of which customers purchase on a recurring basis. Consumables sold for use with the equipment sold by the Company are typically critical to the use of the equipment and are typically used on a one-time or limited basis, requiring frequent replacement in the customer’s operating cycle. Examples of these consumables include reagents used in diagnostic tests, chromatography resins used for research and bioprocessing and filters used in filtration, separation and purification processes. Additionally, some of the Company’s consumables are used on a standalone basis, such as custom nucleic acids, genomics solutions, antibodies and immunoassays. The Company separates its goods and services between those typically sold to a customer on a recurring basis and those typically sold to a customer on a nonrecurring basis. Recurring revenue includes revenue from consumables (both used with Company equipment and used on a standalone basis), services and operating-type leases (“OTLs”). Nonrecurring revenue includes sales of equipment and sales-type leases (“STLs”). OTLs and STLs are included in the above revenue amounts. For the three-month periods ended September 26, 2025 and September 27, 2024, lease revenue was $112 million and $93 million, respectively. For the nine-month periods ended September 26, 2025 and September 27, 2024, lease revenue was $343 million and $287 million, respectively.
Remaining performance obligations related to Topic 606, Revenue from Contracts with Customers, represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period. As of September 26, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $4.9 billion. The Company expects to recognize revenue on approximately 46% of the remaining performance obligations over the next 12 months, 28% over the subsequent 12 months, and the remainder recognized thereafter.

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
The Company often receives cash payments from customers in advance of the Company’s performance, resulting in contract liabilities that are classified as either current or long-term in the accompanying Consolidated Condensed Balance Sheets based on the timing of when the Company expects to recognize revenue. As of September 26, 2025 and December 31, 2024, contract liabilities were approximately $1.6 billion and $1.5 billion, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets. The increase in the contract liability balance during the nine-month period ended September 26, 2025 was primarily a result of cash payments received in advance of satisfying performance obligations, partially offset by amounts recognized as revenue. Revenue recognized during the nine-month periods ended September 26, 2025 and September 27, 2024 that was included in the contract liability balance on December 31, 2024 and December 31, 2023 was $973 million and approximately $1.1 billion, respectively.

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
The chief operating decision maker (“CODM”) uses segment sales and operating profit to allocate resources (including employees and financial or capital resources), predominantly through the annual budget process, to evaluate and assess the performance of the segments and to evaluate the performance of certain employees for the determination of compensation. The CODM reviews forecast-to-actual variances in segment sales and operating profit on a monthly basis when making decisions about allocating capital and personnel to the segments.
The table below reconciles segment sales to segment operating profit with the expense categories presented reflecting the expenses that the Company has determined to be significant segment expenses. Significant segment expenses are the expense category details regularly provided to the CODM to allocate resources to the segments and to evaluate segment performance. Detailed segment data for the three and nine-month periods ended September 26, 2025 and September 27, 2024 is as follows ($ in millions):

	Biotechnology	Life Sciences	Diagnostics	Other(a)	Total
For the Three-Month Period Ended September 26, 2025:
Sales	$1,798	$1,792	$2,463	$—	$6,053
Less:
Depreciation	(38)	(47)	(101)	(3)	(189)
Amortization of intangible assets	(231)	(154)	(48)	—	(433)
Impairments(b)	(86)	—	(15)	—	(101)
Other segment expenses(c)	(1,091)	(1,369)	(1,634)	(82)	(4,176)
Operating profit	$352	$222	$665	$(85)	$1,154

For the Three-Month Period Ended September 27, 2024:
Sales	$1,653	$1,782	$2,363	$—	$5,798
Less:
Depreciation	(36)	(44)	(95)	(2)	(177)
Amortization of intangible assets	(218)	(147)	(49)	—	(414)
Impairments(b)	—	(222)	—	—	(222)
Other segment expenses(c)	(1,009)	(1,334)	(1,604)	(80)	(4,027)
Operating profit (loss)	$390	$35	$615	$(82)	$958

	Biotechnology	Life Sciences	Diagnostics	Other(a)	Total
For the Nine-Month Period Ended September 26, 2025:
Sales	$5,260	$5,249	$7,221	$—	$17,730
Less:
Depreciation	(110)	(137)	(301)	(7)	(555)
Amortization of intangible assets	(672)	(453)	(144)	—	(1,269)
Impairments(b)	(101)	(432)	(15)	—	(548)
Other segment expenses(c)	(3,053)	(4,043)	(4,824)	(250)	(12,170)
Operating profit	$1,324	$184	$1,937	$(257)	$3,188

For the Nine-Month Period Ended September 27, 2024:
Sales	$4,890	$5,297	$7,150	$—	$17,337
Less:
Depreciation	(113)	(123)	(292)	(6)	(534)
Amortization of intangible assets	(650)	(428)	(145)	—	(1,223)
Impairments(b)	—	(222)	—	—	(222)
Other segment expenses(c)	(2,950)	(4,021)	(4,712)	(237)	(11,920)
Operating profit (loss)	$1,177	$503	$2,001	$(243)	$3,438
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
The following table presents identifiable assets as of September 26, 2025 and December 31, 2024 ($ in millions):

	September 26, 2025	December 31, 2024
Identifiable assets:
Biotechnology	$37,296	$34,605
Life Sciences	23,179	23,211
Diagnostics	14,653	14,204
Other	4,769	5,522
Total	$79,897	$77,542
The following table presents capital expenditures for the three and nine-month periods ended September 26, 2025 and September 27, 2024 ($ in millions):

	Three-Month Period Ended		Nine-Month Period Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Capital expenditures:
Biotechnology	$94	$117	$255	$330
Life Sciences	40	52	129	162
Diagnostics	157	129	397	382
Other	1	—	4	2
Total	$292	$298	$785	$876

NOTE 6. INCOME TAXES
The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended		Nine-Month Period Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Effective tax rate	15.6%	16.3%	15.5%	15.6%
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
For the three-month period ended September 26, 2025, the effective tax rate was reduced by the tax effect from intangible asset impairments in jurisdictions with higher statutory tax rates than the Company’s effective tax rate, which reduced the effective tax rate by 1.3%. There was no net discrete tax charge in the three-month period, as a valuation allowance recorded on certain foreign operating losses was offset by benefits from the remeasurement of deferred taxes in a jurisdiction which enacted a tax rate change.
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
For the nine-month period ended September 26, 2025, the effective tax rate was reduced by the tax effect from intangible asset impairments in jurisdictions with higher statutory tax rates than the Company’s effective tax rate, the remeasurement of deferred taxes in a jurisdiction which enacted a tax rate change and the release of reserves for uncertain tax positions due to the expiration of statutes of limitations, partially offset by a valuation allowance recorded on certain foreign operating losses and changes in uncertain tax positions. The net impact reduced the effective tax rate by 1.2%.
For the nine-month period ended September 27, 2024, aggregate net discrete tax benefits reduced the effective tax rate by 1.4% and related primarily to excess tax benefits from stock-based compensation, release of reserves for uncertain tax positions due to the expiration of statutes of limitation and changes in estimates associated with prior period uncertain tax positions. The effective tax rate for this period also included the tax effect from an intangible asset impairment, which reduced the effective tax rate by 0.5%.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, which includes permanent extensions of most expiring Tax Cuts and Jobs Act provisions as well as international tax changes. The application of the OBBBA to the Company did not have a material impact on its financial statements during the three-month period ended September 26, 2025.
For a description of the Company’s significant tax matters, reference is made to the financial statements as of and for the year ended December 31, 2024 and Note 7 thereto included in the Company’s 2024 Annual Report.

NOTE 7. OTHER INCOME (EXPENSE), NET
The following sets forth the components of the Company’s other income (expense), net ($ in millions):

	Three-Month Period Ended		Nine-Month Period Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Other components of net periodic benefit costs	$1	$(1)	$5	$—
Investment gains (losses):
Realized investment gains (losses)	—	198	(72)	159
Unrealized investment gains (losses)	(15)	(95)	(77)	(152)
Total investment gains (losses)	(15)	103	(149)	7
Gain on sale of product line	—	—	9	—
Total other income (expense), net	$(14)	$102	$(135)	$7
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
Gain on Sale of Product Line
During the nine-month period ended September 26, 2025, the Company divested a product line for a cash purchase price of $9 million and recognized a pretax gain on sale of $9 million ($7 million after-tax). The divested product line generated revenues of approximately $50 million in the Diagnostics segment in 2024. The divestiture of this product line did not represent a strategic shift with a major effect on the Company’s operations and financial results and therefore is not reported as a discontinued operation.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS
The following is a rollforward of the Company’s goodwill ($ in millions):

Balance, December 31, 2024	$40,497
Adjustments due to finalization of purchase price allocations	9
Foreign currency translation and other	2,442
Balance, September 26, 2025	$42,948
The carrying value of goodwill by segment is summarized as follows ($ in millions):

	September 26, 2025	December 31, 2024
Biotechnology	$23,145	$21,437
Life Sciences	12,837	12,305
Diagnostics	6,966	6,755
Total	$42,948	$40,497

The Company reviews identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.
During the third quarter of 2024, the Company concluded that it had an impairment indicator for an indefinite-lived trade name within the genomics consumable business included in the Life Sciences segment, primarily as a result of softness in the genomics market, including but not limited to the discontinuation of certain drug development programs announced in the third quarter of 2024, weaker demand at some of the business’s larger customers as well as reduced demand due to the reprioritization of drug development programs at other customers. The Company engaged a third-party valuation specialist to assist in the valuation of the trade name using a relief from royalty method of valuation. The significant assumptions in the relief from royalty method included, but were not limited to, revenue, revenue growth rates, planned use of the trade name, royalty rates and discount rates. The Company recorded a noncash impairment charge of $222 million pretax ($169 million after-tax) related to the trade name for the three and nine-month periods ended September 27, 2024, which is included in selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings.
During the second quarter of 2025, the Company decided to reorganize and integrate certain businesses within its Life Sciences segment to better serve the Company’s customers in new market segments and to respond to current market conditions. As a result of these plans, the Company concluded that the same indefinite-lived trade name within the genomics consumables business was no longer considered to be indefinite-lived, resulting in an impairment indicator. The Company engaged a third-party valuation specialist to assist in the valuation of the trade name using a relief from royalty method of valuation. The Company recorded a noncash impairment charge of $432 million pretax ($328 million after-tax) related to the trade name for the nine-month period ended September 26, 2025, which is included in selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings. The amount of the impairment was primarily attributable to the conclusion that the trade name was no longer indefinite-lived, as well as current lower levels of demand in the genomics market, including at emerging biotechnology customers and at two large customers. After recognition of the impairment in the second quarter of 2025, the remaining net book value of the trade name was $76 million and will be amortized over the asset’s remaining useful life of eight years. The Company continues to monitor for any changes to the business performance or key assumptions.
In connection with both trade name impairments mentioned above, the Company also tested the related long-lived asset group and the related reporting unit goodwill for impairment, and in each case the Company identified no impairment.
During the third quarter of 2025, the Company identified impairment triggers for certain technology assets, a trade name and other intangible assets in the Biotechnology and Diagnostics segments. In the three and nine-month periods ended September 26, 2025, the Company recorded impairment charges of $101 million related to these long-lived assets, which is included in selling, general and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings. Additionally, during the nine-month period ended September 26, 2025, the Company recorded a $15 million impairment related to a facility in the Biotechnology segment.
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
A summary of financial assets that are measured at fair value on a recurring basis were as follows ($ in millions):

	Balance		Quoted Prices in Active Market (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	September 26, 2025	December 31, 2024	September 26, 2025	December 31, 2024	September 26, 2025	December 31, 2024	September 26, 2025	December 31, 2024
Assets:
Investment in equity securities	$194	$218	$—	$3	$—	$—	$—	$—
Cross-currency swap derivative contracts	129	415	—	—	129	415	—	—
Liabilities:
Cross-currency swap derivative contracts	44	—	—	—	44	—	—	—
The Company’s investments in equity securities consist of investments in publicly traded equity securities and investments in non-marketable equity securities. The publicly traded securities are classified as Level 1 in the fair value hierarchy as they are measured based on quotes in active markets. For the non-marketable equity securities, the Company estimates the fair value of the investments using the Fair Value Alternative. The Company’s investments in these equity securities are not classified in the fair value hierarchy due to the use of these measurement methods. Additionally, the Company is a limited partner in partnerships that invest primarily in early-stage companies. While the partnerships record these investments at fair value, the Company’s investments in the partnerships are accounted for under the equity method of accounting and are not subject to the fair value measurement disclosures noted above. As of both September 26, 2025 and December 31, 2024, the Company’s equity method investments included investments in partnerships with a carrying value of approximately $1.4 billion. Refer to Note 7 for additional information on gains and losses on the Company’s investments including investments in the partnerships.
The cross-currency swap derivative contracts are classified as Level 2 in the fair value hierarchy as they are measured using the income approach with the relevant interest rates and current currency exchange rates and forward curves as inputs. Refer to Note 11 for additional information.
Fair Value of Other Financial Instruments
The carrying amounts and fair values of the Company’s other financial instruments were as follows ($ in millions):

	September 26, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt obligations:
Notes payable and current portion of long-term debt	$23	$23	$505	$502
Long-term debt	16,833	14,470	15,500	13,109
As of September 26, 2025 and December 31, 2024, short and long-term borrowings were categorized as Level 1. The fair value of long-term borrowings was based on quoted market prices. The difference between the fair value and the carrying amounts of long-term borrowings is attributable to changes in market interest rates and/or the Company’s credit ratings subsequent to the incurrence of the borrowing. The fair values of borrowings with original maturities of one year or less, as well as cash and cash equivalents, trade accounts receivable, net and trade accounts payable generally approximate their carrying amounts due to the short-term maturities of these instruments.

NOTE 10. FINANCING
As of September 26, 2025, the Company was in compliance with all of its debt covenants. The components of the Company’s debt were as follows ($ in millions):

	Outstanding Amount
Description and Aggregate Principal Amount	September 26, 2025	December 31, 2024
Euro-denominated commercial paper (€933 million and €931 million, respectively)(a)	$1,092	$965
3.35% senior unsecured notes due 9/15/2025 ($500 million) (the “2025 U.S. Notes”)(b)	—	500
0.2% senior unsecured notes due 3/18/2026 (€1.3 billion) (the “2026 Biopharma Euronotes”)(c)	1,462	1,293
2.1% senior unsecured notes due 9/30/2026 (€800 million) (the “2026 Euronotes”)(b)	936	828
0.3% senior unsecured notes due 5/11/2027 (¥30.8 billion) (the “2027 Yen Notes”)(d)	206	195
1.2% senior unsecured notes due 6/30/2027 (€600 million) (the “2027 Euronotes”)(e)	701	620
0.45% senior unsecured notes due 3/18/2028 (€1.3 billion) (the “2028 Biopharma Euronotes”)(c)	1,460	1,291
1.125% senior unsecured bonds due 12/08/2028 (CHF 210 million) (the “2028 CHF Bonds”)(f)	265	233
2.6% senior unsecured notes due 11/15/2029 ($800 million) (the “2029 Biopharma Notes”)(c)	798	797
2.5% senior unsecured notes due 3/30/2030 (€800 million) (the “2030 Euronotes”)(b)	936	829
0.75% senior unsecured notes due 9/18/2031 (€1.8 billion) (the “2031 Biopharma Euronotes”)(c)	2,041	1,805
0.65% senior unsecured notes due 5/11/2032 (¥53.2 billion) (the “2032 Yen Notes”)(d)	355	337
1.35% senior unsecured notes due 9/18/2039 (€1.3 billion) (the “2039 Biopharma Euronotes”)(c)	1,450	1,282
3.25% senior unsecured notes due 11/15/2039 ($900 million) (the “2039 Biopharma Notes”)(c)	892	892
4.375% senior unsecured notes due 9/15/2045 ($500 million) (the “2045 U.S. Notes”)(b)	500	499
1.8% senior unsecured notes due 9/18/2049 (€750 million) (the “2049 Biopharma Euronotes”)(c)	870	769
3.4% senior unsecured notes due 11/15/2049 ($900 million) (the “2049 Biopharma Notes”)(c)	891	890
2.6% senior unsecured notes due 10/01/2050 ($1.0 billion) (the “2050 U.S. Notes”)(b)	982	982
2.8% senior unsecured notes due 12/10/2051 ($1.0 billion) (the “2051 U.S. Notes”)(b)	985	985
Other	34	13
Total debt	16,856	16,005
Less: currently payable	(23)	(505)
Long-term debt	$16,833	$15,500
(a) Issued by Danaher Corporation or DH Europe Finance II S.a.r.l. (“Danaher International II”).
(b) Issued by Danaher Corporation.
(c) Issued by Danaher International II.
(d) Issued by DH Japan Finance S.a.r.l. (“Danaher Japan”).
(e) Issued by DH Europe Finance S.a.r.l. (“Danaher International”).
(f) Issued by DH Switzerland Finance S.a.r.l. (“Danaher Switzerland”).
Debt discounts, premiums and debt issuance costs totaled $88 million and $96 million as of September 26, 2025 and December 31, 2024, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of debt table above. For additional details regarding the Company’s debt financing, refer to Note 13 of the Company’s financial statements as of and for the year ended December 31, 2024 included in the Company’s 2024 Annual Report.
The Company has historically satisfied short-term liquidity needs that are not met through operating cash flow and available cash primarily through issuances of commercial paper under its U.S. dollar and euro-denominated commercial paper programs. The Company’s $5.0 billion unsecured, multi-year revolving credit facility with a syndicate of banks that expires on August 11, 2028 (the “Credit Facility”) is available for direct borrowings and provides credit support for the commercial paper programs. For a description of the Credit Facility, refer to the Company’s 2024 Annual Report. As of September 26, 2025, the Company has classified approximately $2.6 billion of its borrowings outstanding under the euro-denominated commercial paper programs and the 2026 Biopharma Euronotes as long-term debt in the accompanying Consolidated Condensed Balance Sheet (even though such borrowings are scheduled to mature within one year of September 26, 2025) as the Company had the intent and ability, as supported by availability under the Credit Facility, to refinance these borrowings for at least one year from the balance sheet date.

As of September 26, 2025, borrowings outstanding under the Company’s euro-denominated commercial paper program had a weighted average annual interest rate of 2.2% and a weighted average remaining maturity of approximately 27 days. There were no borrowings outstanding under the U.S. dollar-denominated commercial paper program as of September 26, 2025.
Long-Term Debt Repayments
On September 15, 2025, the Company repaid the $500 million aggregate principal amount of the 2025 U.S. Notes upon their maturity using available cash and proceeds from the issuance of commercial paper.
2025 Debt Issuances
On October 10, 2025, Danaher Switzerland, a wholly-owned finance subsidiary of the Company, completed an underwritten offering of Swiss franc-denominated bonds due 2027, 2029, 2033, 2037 and 2045 (collectively the “Swiss Bonds”). The following summarizes the key terms of the offering in aggregate:

	Aggregate Principal Amount (in millions)	Stated Annual Interest Rate	Maturity Date	Interest Payment Dates (in arrears)
2027 CHF Bonds	CHF 250	0.4773%	April 9, 2027	April 9
2029 CHF Bonds	CHF 325	0.8875%	October 10, 2029	October 10
2033 CHF Bonds	CHF 325	1.265%	October 10, 2033	October 10
2037 CHF Bonds	CHF 225	1.6249%	October 9, 2037	October 9
2045 CHF Bonds	CHF 125	1.94%	October 10, 2045	October 10
Total Swiss Bonds	CHF 1,250
The Company received net proceeds from the issuance, after underwriting discounts and commissions and offering expenses, of approximately CHF 1.2 billion (approximately $1.6 billion based on currency exchange rates as of the date of the pricing of the Swiss Bonds). The proceeds from the issuance have been and will be used for general corporate purposes, which may include share repurchases, repayment of debt, acquisitions, capital expenditures or other investing activities.
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

NOTE 11. HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses cross-currency swap derivative contracts to partially hedge its net investments in non-U.S. operations against adverse movements in exchange rates between the U.S. dollar and the Danish kroner, Japanese yen, euro and Swiss franc. These contracts are agreements to exchange fixed-rate payments in one currency for fixed-rate payments in another currency and effectively convert U.S. dollar-denominated bonds to obligations denominated in the hedged currency. These contracts also reduce the interest rate from the stated interest rates on the U.S. dollar-denominated debt to the interest rates of the swaps. The changes in the spot rate of these instruments are recorded in accumulated other comprehensive income (loss) (“OCI”) in stockholders’ equity, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated OCI. The interest income or expense from these swaps are recorded in interest expense in the accompanying Consolidated Condensed Statements of Earnings consistent with the classification of interest expense attributable to the underlying debt. These instruments mature on dates ranging from October 2025 to December 2031.
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
The following table summarizes the notional values as of September 26, 2025 and September 27, 2024 and pretax impact of changes in the fair values of instruments designated as net investment hedges and cash flow hedges in accumulated OCI for the three and nine-month periods ended September 26, 2025 and September 27, 2024 ($ in millions):

	Original Notional Amount	Notional Amount Outstanding	Gain (Loss) Recognized in OCI	Amounts Reclassified from OCI
For the Three-Month Period Ended September 26, 2025:
Net investment hedges:
Cross-currency contracts	$3,875	$2,500	$22	$—
Foreign currency denominated debt	4,490	4,490	21	—
Cash flow hedges:
Cross-currency contracts	4,000	2,600	49	(1)
Interest rate swaps	1,600	—	—	1
Total	$13,965	$9,590	$92	$—

For the Three-Month Period Ended September 27, 2024:
Net investment hedges:
Cross-currency contracts	$3,875	$3,000	$(97)	$—
Foreign currency denominated debt	3,294	3,294	(185)	—
Cash flow hedges:
Cross-currency contracts	4,000	3,300	(77)	140
Interest rate swaps	1,600	—	—	—
Total	$12,769	$9,594	$(359)	$140

For the Nine-Month Period Ended September 26, 2025:
Net investment hedges:
Cross-currency contracts	$3,875	$2,500	$(234)	$—
Foreign currency denominated debt	4,490	4,490	(405)	—
Cash flow hedges:
Cross-currency contracts	4,000	2,600	(112)	328
Interest rate swaps	1,600	—	—	2
Total	$13,965	$9,590	$(751)	$330

For the Nine-Month Period Ended September 27, 2024:
Net investment hedges:
Cross-currency contracts	$3,875	$3,000	$10	$—
Foreign currency denominated debt	3,294	3,294	(3)	—
Cash flow hedges:
Cross-currency contracts	4,000	3,300	1	41
Interest rate swaps	1,600	—	—	2
Total	$12,769	$9,594	$8	$43

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
The Company did not reclassify any other deferred gains or losses related to net investment hedges or cash flow hedges from accumulated OCI to earnings during the three and nine-month periods ended September 26, 2025 and September 27, 2024. In addition, the Company did not have any ineffectiveness related to net investment hedges or cash flow hedges during the three and nine-month periods ended September 26, 2025 and September 27, 2024. Should any ineffectiveness arise, any ineffective portions of the hedges would be reclassified from accumulated OCI into earnings during the period of change. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in all other investing activities in the accompanying Consolidated Condensed Statements of Cash Flows. The cash inflows and outflows associated with the Company’s derivative contracts designated as cash flow hedges are classified in cash flows from operating activities in the accompanying Consolidated Condensed Statements of Cash Flows.
The Company’s derivative instruments, as well as its nonderivative debt instruments designated and qualifying as net investment hedges, were classified in the Company’s Consolidated Condensed Balance Sheets as follows ($ in millions):

	September 26, 2025	December 31, 2024
Derivative assets:
Other long-term assets	$129	$415

Derivative liabilities:
Accrued expenses and other liabilities	44	—

Nonderivative hedging instruments:
Long-term debt	4,490	3,042
Amounts related to the Company’s derivatives expected to be reclassified from accumulated OCI to net earnings during the next 12 months, if interest rates and foreign exchange rates remain unchanged, were not significant.

NOTE 12. COMMITMENTS AND CONTINGENCIES
On July 17, 2023, a putative securities class action was filed in the United States District Court for the District of Columbia, captioned Hawkins v. Danaher Corporation et al., Case No. 1:23-cv-02055 (“Hawkins Action”). The complaint was amended on December 29, 2023 and names the Company and certain of its current or former officers. The complaint purports to assert claims under Section 10(b) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), SEC Rule 10b-5, and Section 20(a) of the 1934 Act, on behalf of persons and entities who acquired our securities between January 27, 2022 and October 23, 2023 (the “Class Period”). Plaintiffs allege that, during the Class Period, defendants made material misrepresentations or omissions regarding, among other things, the Company’s anticipated revenues for its bioprocessing business that artificially inflated the Company’s stock price. Plaintiffs seek, among other things, damages in an unspecified amount, as well as fees and costs. The Company moved to dismiss the amended complaint on February 27, 2024, and on August 4, 2025, the court granted in part and denied in part the Company’s motion to dismiss.
Since January 2024, putative shareholder derivative cases have been filed in the United States District Court for the District of Delaware. Those cases have been consolidated and are captioned In re Danaher Corporation Derivative Litigation, No. 1:24-cv-00091-GBW (the “Derivative Action”). The Derivative Action names the Company as a nominal defendant and purports to bring claims on behalf of the Company against certain of the Company’s current and former directors and officers for alleged violations of the federal securities laws and breaches of their fiduciary duties, among other claims, in relation to substantially the same factual allegations as those made in the Hawkins Action. These actions seek to recover unspecified damages and other relief on the Company’s behalf. Proceedings in the Derivative Action have been stayed during the pendency of the Hawkins Action.
The outcomes of these legal proceedings remain uncertain and the Company is unable to reasonably estimate the possible loss or range of loss, if any.
For further discussion of the Company’s litigation and contingencies, refer to Note 17 of the Company’s financial statements as of and for the year ended December 31, 2024 included in the Company’s 2024 Annual Report.

NOTE 13. STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION
Stockholders’ Equity
The Company’s Board of Directors has approved the following programs to repurchase shares of the Company’s common stock:

Name of program	Date of Board of Director approval	Number of shares of Company common stock approved for repurchase	Number of shares remaining available for repurchase as of September 26, 2025
2013 Repurchase Program	July 16, 2013	20,000,000	—
2024 Repurchase Program	July 22, 2024	20,000,000	2,000,000
2025 Repurchase Program	September 9, 2025	35,000,000	35,000,000
In each case, the approved program authorized or authorizes the repurchase of up to the specified number of shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions. None of the repurchase programs were or are subject to an expiration date, and the timing and amount of any shares repurchased in the future will be determined by members of the Company’s management based on its evaluation of market conditions and other factors. Any repurchase program with remaining availability may be suspended or discontinued at any time. Repurchased shares are and will be available for use in connection with the Company’s equity compensation plans (or any successor plans) and for other corporate purposes.
During the three and nine-month periods ended September 27, 2024, the Company repurchased approximately 2.6 million and 20.0 million shares, respectively, of the Company’s common stock for $646 million and approximately $5.2 billion, respectively, inclusive of excise taxes as part of the 2013 Repurchase Program. Included within the shares repurchased under the 2013 Repurchase Program in the three and nine-month periods ended September 27, 2024 is the repurchase of $173 million of shares from the Danaher Corporation & Subsidiaries Pension Plan, a related party, at fair market value at the time of the purchase.
During the nine-month period ended September 26, 2025, the Company paid $56 million in excise taxes related to the 2024 share repurchases. Cash paid for excise taxes on share repurchases is included in all other financing activities in the accompanying Consolidated Condensed Statement of Cash Flows.
During the three and nine-month periods ended September 26, 2025, the Company repurchased 10.0 million and approximately 14.5 million shares, respectively, of the Company’s common stock for approximately $2.0 billion and $3.1 billion, respectively, (which includes $20 million and $24 million, respectively, of excise taxes which will be paid in 2026) as part of the 2024 Repurchase Program.
The following table summarizes the Company’s share activity (shares in millions):

	Three-Month Period Ended		Nine-Month Period Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Common stock - shares issued:
Balance, beginning of period	885.9	883.2	884.3	880.5
Common stock-based compensation awards	0.4	0.7	2.0	3.4
Balance, end of period	886.3	883.9	886.3	883.9
Stock-Based Compensation
For a full description of the Company’s stock-based compensation programs, refer to Note 18 of the Company’s financial statements as of and for the year ended December 31, 2024 included in the Company’s 2024 Annual Report. As of September 26, 2025, approximately 43 million shares of the Company’s common stock were reserved for issuance under the 2007 Omnibus Incentive Plan.

The following summarizes the components of the Company’s stock-based compensation expense ($ in millions):

	Three-Month Period Ended		Nine-Month Period Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
RSUs/PSUs:
Pretax compensation expense	$49	$49	$137	$127
Income tax benefit	(10)	(11)	(28)	(27)
RSU/PSU expense, net of income taxes	39	38	109	100
Stock options:
Pretax compensation expense	34	35	98	104
Income tax benefit	(7)	(7)	(20)	(21)
Stock option expense, net of income taxes	27	28	78	83
Total stock-based compensation:
Pretax compensation expense	83	84	235	231
Income tax benefit	(17)	(18)	(48)	(48)
Total stock-based compensation expense, net of income taxes	$66	$66	$187	$183
Stock-based compensation has been recognized as a component of SG&A expenses in the accompanying Consolidated Condensed Statements of Earnings. As of September 26, 2025, $190 million of total unrecognized compensation cost related to RSUs/PSUs is expected to be recognized over a weighted average period of approximately two years. As of September 26, 2025, $167 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately two years. Future compensation amounts will be adjusted for any changes in estimated forfeitures.

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
The changes in accumulated OCI by component are summarized below ($ in millions).

	Foreign Currency Translation Adjustments	Pension and Postretirement Plan Benefit Adjustments		Cash Flow Hedge Adjustments		Accumulated Comprehensive Income (Loss)
For the Three-Month Period Ended September 26, 2025:
Balance, June 27, 2025	$(427)	$(297)		$155		$(569)
OCI before reclassifications:
Increase (decrease)	(65)	—		49		(16)
Income tax impact	(6)	—		—		(6)
OCI before reclassifications, net of income taxes	(71)	—		49		(22)
Reclassification adjustments:
Increase (decrease)	—	2	(a)	—	(b)	2
Income tax impact	—	—		(1)		(1)
Reclassification adjustments, net of income taxes	—	2		(1)		1
Net OCI, net of income taxes	(71)	2		48		(21)
Balance, September 26, 2025	$(498)	$(295)		$203		$(590)

For the Three-Month Period Ended September 27, 2024:
Balance, June 28, 2024	$(2,273)	$(397)		$79		$(2,591)
OCI before reclassifications:
Increase (decrease)	1,193	—		(77)		1,116
Income tax impact	23	—		—		23
OCI before reclassifications, net of income taxes	1,216	—		(77)		1,139
Reclassification adjustments:
Increase (decrease)	—	3	(a)	140	(b)	143
Income tax impact	—	(1)		—		(1)
Reclassification adjustments, net of income taxes	—	2		140		142
Net OCI, net of income taxes	1,216	2		63		1,281
Balance, September 27, 2024	$(1,057)	$(395)		$142		$(1,310)

	Foreign Currency Translation Adjustments	Pension and Postretirement Plan Benefit Adjustments		Cash Flow Hedge Adjustments		Accumulated Comprehensive Income (Loss)
For the Nine-Month Period Ended September 26, 2025:
Balance, December 31, 2024	$(2,904)	$(300)		$(14)		$(3,218)
OCI before reclassifications:
Increase (decrease)	2,350	—		(112)		2,238
Income tax impact	56	—		—		56
OCI before reclassifications, net of income taxes	2,406	—		(112)		2,294
Reclassification adjustments:
Increase (decrease)	—	6	(a)	330	(b)	336
Income tax impact	—	(1)		(1)		(2)
Reclassification adjustments, net of income taxes	—	5		329		334
Net OCI, net of income taxes	2,406	5		217		2,628
Balance, September 26, 2025	$(498)	$(295)		$203		$(590)

For the Nine-Month Period Ended September 27, 2024:
Balance, December 31, 2023	$(1,446)	$(401)		$99		$(1,748)
OCI before reclassifications:
Increase (decrease)	391	—		1		392
Income tax impact	(2)	—		—		(2)
OCI before reclassifications, net of income taxes	389	—		1		390
Reclassification adjustments:
Increase (decrease)	—	8	(a)	43	(b)	51
Income tax impact	—	(2)		(1)		(3)
Reclassification adjustments, net of income taxes	—	6		42		48
Net OCI, net of income taxes	389	6		43		438
Balance, September 27, 2024	$(1,057)	$(395)		$142		$(1,310)
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide material information relevant to an assessment of Danaher Corporation’s (“Danaher,” the “Company,” “we,” “us” or “our”) financial condition and results of operations, including an evaluation of the amounts and certainty of cash flows from operations and from outside sources. The MD&A is designed to focus specifically on material events and uncertainties known to management that are reasonably likely to cause reported financial information not to be necessarily indicative of future operating results or of future financial condition. This includes descriptions and amounts of matters that have had a material impact on reported operations, as well as matters that are reasonably likely based on management’s assessment to have a material impact on future operations. The Company’s MD&A is divided into five sections:
•Information Relating to Forward-Looking Statements
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Estimates
You should read this discussion along with the Company’s MD&A and audited financial statements and Notes thereto as of and for the year ended December 31, 2024, included in the Company’s 2024 Annual Report and the Company’s Consolidated Condensed Financial Statements and related Notes as of and for the three and nine-month periods ended September 26, 2025 included in this Quarterly Report on Form 10-Q (“Report”).

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this Report, in other documents we file with or furnish to the Securities and Exchange Commission, in our press releases, webcasts, conference calls, presentations, materials delivered to shareholders and other communications, are “forward-looking statements” within the meaning of the U.S. federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of tariff or other trade-related impacts, expected impacts of the U.S. government shutdown, revenue, expenses, profit, profit margins, asset values, pricing, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, customer demand, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions and the integration thereof, divestitures, spin-offs, split-offs, initial public offerings, other securities offerings or other distributions, strategic opportunities, stock repurchases, dividends, executive compensation and potential executive stock sales or purchases; growth, declines and other trends in markets we sell into; future, new or modified laws, regulations, accounting pronouncements or public policy changes; regulatory approvals and the timing and conditionality thereof; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; future currency exchange rates and fluctuations in those rates; the potential or anticipated direct or indirect impact of public health crises, climate change, military or geopolitical conflicts or other man-made or natural disasters on our business, results of operations and/or financial condition; general economic and capital markets conditions; the anticipated timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that Danaher intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “assume,” “continue,” “should,” “could,” “intend,” “will,” “plan,” “aim,” “expect,” “estimate,” “project,” “target,” “can,” “may,” “possible,” “potential,” “upcoming,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words.
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
Business and Strategic Risks
•Conditions in the global economy, the particular markets we serve and the financial markets (including economic impacts from the U.S. government shutdown that began in October 2025) can adversely affect our business and financial statements.
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
•Economic, political, geopolitical, legal, compliance, social and business factors (including the impact of military conflicts), both in the U.S. and outside the U.S., can negatively affect our business and financial statements. For example, elections can result in significant political shifts and/or disruptions, and the 2025 change in the U.S. administration as well as recent Supreme Court decisions have resulted in policy, regulatory and economic changes, challenges and uncertainty, including with respect to tariffs and healthcare-related topics. Delays in National Institutes of Health (“NIH”) funding related to the U.S. government shutdown that commenced in October 2025 may also negatively affect our business and financial statements.
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
Financial and Tax Risks
•From time to time our outstanding debt has increased significantly as a result of acquisitions and other factors, and we may incur additional debt. Such indebtedness may limit our operations and use of cash flow and negatively impact our credit ratings; and failure to comply with our indebtedness-related covenants could adversely affect our business and financial statements.
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

OVERVIEW
General
As a result of the Company’s geographic and industry diversity, the Company faces a variety of opportunities and challenges, including rapid technological development (particularly with respect to computing, automation, artificial intelligence, mobile connectivity and digitization) in most of the Company’s served markets, the expansion and evolution of opportunities in high-growth markets, trends and costs associated with a global labor force, consolidation of the Company’s competitors, increasing regulation and a rapidly evolving global trade environment.  The Company operates in a highly competitive business environment in most markets, and the Company’s long-term growth and profitability will depend in particular on its ability to expand its business in high-growth geographies and high-growth market segments, identify, consummate and integrate appropriate acquisitions and identify and consummate appropriate investments and strategic partnerships, develop innovative and differentiated new products and services with higher gross profit margins, expand and improve the effectiveness of the Company’s sales force, continue to reduce costs and improve operating efficiency and quality and effectively address the demands of an increasingly regulated global environment and the evolving trade environment.  The Company is making significant investments, organically and through acquisitions and investments, to address the rapid pace of technological change in its served markets and to position its manufacturing, research and development and customer-facing resources to be responsive to the Company’s customers throughout the world and improve the efficiency of the Company’s operations.
Business Performance and Outlook
During the third quarter of 2025, the Company’s overall revenues and core sales increased 4.5% and 3.0%, respectively, compared to the comparable period of 2024. For the nine-month period ended September 26, 2025, overall revenues and core sales increased 2.5% and 1.5%, respectively, compared to the comparable prior year period. In both periods, the increase in core sales is due to higher core sales in the Biotechnology and Diagnostics segments that were partially offset by lower core sales in the Life Sciences segment. In the three and nine-month periods ended September 26, 2025, the impact of foreign currency increased reported sales by 1.5% and 1.0%, respectively. Price increases contributed 0.5% to sales growth on a year-over-year basis during both the three and nine-month periods ended September 26, 2025 and are reflected as a component of core sales above. For the definitions of “core sales” and “acquisitions” refer to “—Results of Operations” below.
Geographically, the Company’s sales in the three-month period ended September 26, 2025 in developed markets increased year-over-year by 5% and core sales in developed markets were up mid-single digits, primarily due to mid-single digit core sales increases in North America. The increase in core sales in developed markets was primarily driven by increases in the Diagnostics and Biotechnology segments, partially offset by decreased year-over-year core sales in the Life Sciences segment. For the same period, sales in high-growth markets increased year-over-year by 2% and core sales were up low-single digits as a mid-single digit decline in core revenue in China was more than offset by increased core sales in other regions. In the high-growth markets, the Life Sciences and Biotechnology segments’ increase in demand was partially offset by core sales declines in the Diagnostics segment. High-growth markets represented approximately 29% of the Company’s total sales in the third quarter of 2025. For additional information regarding the Company’s sales by geographical region during the three and nine-month periods ended September 26, 2025 and September 27, 2024, refer to Note 4 to the accompanying Consolidated Condensed Financial Statements.
The Company’s net earnings for the three and nine-month periods ended September 26, 2025 totaled $908 million and approximately $2.4 billion, or $1.27 and $3.37 per diluted common share, respectively, compared to $818 million and approximately $2.8 billion, or $1.12 and $3.80 per diluted common share, respectively, for the three and nine-month periods ended September 27, 2024. Impairment charges of $548 million ($409 million after-tax or $0.57 per diluted common share) recorded in the nine-month period ended September 26, 2025, net of impairment charges of $222 million ($169 million after-tax or $0.23 per diluted common share) recorded in the nine-month period ended September 27, 2024, and investment losses in the nine-month period ended September 26, 2025, net of investment gains in the nine-month period ended September 27, 2024, were the primary reasons for the year-over-year decline in net earnings and diluted net earnings per common share for the nine-month period ended September 26, 2025.
Currency exchange rates increased reported sales by approximately 1.5% and 1.0% for the three and nine-month periods ended September 26, 2025, respectively, compared to the comparable periods of 2024, primarily due to the exchange rates of the U.S. dollar compared to the euro and other major currencies. In future periods, strengthening of the U.S. dollar against other major currencies compared to the exchange rates in effect as of September 26, 2025 would adversely impact the Company’s sales and results of operations on an overall basis, and weakening of the U.S. dollar against other major currencies compared to the exchange rates in effect as of September 26, 2025 would positively impact the Company’s sales and results of operations. In addition to the translational exchange rate risk to sales, the Company also faces transactional exchange rate risk from transactions with customers in countries outside the U.S. and from intercompany transactions between affiliates. Transactional exchange rate risk (and any resulting gains or losses) arises from the purchase and sale of goods and services in currencies other than the Company’s functional currency or the functional currency of its applicable subsidiary.
Danaher operates a diversified global supply chain and sources parts and materials globally. During 2025, the U.S. has implemented significant new tariffs on imports from a wide range of countries, which has also prompted retaliatory tariffs by a number of countries, including tariffs and export restrictions on certain manufacturing components imposed by China and tariffs pursuant to trade agreements the U.S. has entered into with certain countries. In addition, a number of new tariffs have been threatened and the U.S. and other countries continue to negotiate trade arrangements and tariff levels. In August 2025, the U.S. Court of Appeals for the Federal Circuit ruled against certain of the U.S. tariffs that have been implemented. The U.S. administration has appealed this ruling and the U.S. Supreme Court has agreed to hear the case, with oral arguments anticipated in November 2025.

Based on the tariffs enacted and in effect as of October 19, 2025 (the “enacted tariffs”), the Company anticipates incurring incremental tariff costs for the full year 2025 of several hundred million dollars. These incremental costs from the enacted tariffs reflect their impact on the costs of parts and materials used by the Company to produce products, as well as costs the Company incurs on finished goods shipped to customers. The Company expects to, and has thus far, largely offset the operating profit impact of the enacted tariffs with manufacturing footprint changes, supply chain adjustments, surcharges and additional productivity and cost savings actions. To the extent the Company is unable to continue to offset the incremental cost from the enacted tariffs, the enacted tariffs negatively impact demand or the export restrictions negatively impact manufacturing, the Company’s revenue and profitability would be adversely impacted. If delayed tariffs come into effect or other additional tariffs are adopted, the Company would incur additional tariff costs that could be material and the Company’s revenue and profitability could be adversely impacted.
In addition to changes in trade policy, the new U.S. administration has implemented a number of other regulatory, policy and personnel changes, including the elimination, downsizing and reduced funding of certain government agencies and programs and the cancellation or delay of government contracts and research grants, each of which may be exacerbated by the U.S. government shutdown that began in October 2025. In addition, the administration has changed the composition of and guidance from advisory panels on healthcare practices.
The full impact of the matters noted above on the Company, our customers, end-users and business partners, the overall economy and capital markets remains uncertain. The Company currently expects academic and government demand to remain weaker with ongoing uncertainty around research funding and a cautious bioprocessing equipment spending environment. Refer to “Risk Factors” for additional information.

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

Sales Growth and Core Sales Growth

	% Change Three-Month Period Ended September 26, 2025 vs. Comparable 2024 Period	% Change Nine-Month Period Ended September 26, 2025 vs. Comparable 2024 Period
Total sales growth (GAAP)	4.5%	2.5%
Impact of:
Currency exchange rates	(1.5)%	(1.0)%
Core sales growth (non-GAAP)	3.0%	1.5%
Operating Profit Performance
Operating profit margins increased 260 basis points from 16.5% during the three-month period ended September 27, 2024 to 19.1% for the three-month period ended September 26, 2025.
Third quarter 2025 vs. third quarter 2024 operating profit margin comparisons were favorably impacted by:
•Third quarter 2024 impairment charge related to a trade name in the Life Sciences segment, net of impairment charges related to technology and other assets in the Biotechnology segment and a trade name in the Diagnostics segment in the third quarter of 2025. Refer to Note 8 to the accompanying Consolidated Condensed Financial Statements for additional information regarding the impairments - 220 basis points
•Higher 2025 core sales, net of the impact of changes in leverage from the Company’s operations and administrative cost structure and the impact of product mix - 45 basis points
Third quarter 2025 vs. third quarter 2024 operating profit margin comparisons were unfavorably impacted by:
•Incremental dilutive effect in 2025 of acquired businesses and the impact of a product line disposition which did not qualify as discontinued operations - 5 basis points
Operating profit margins decreased 180 basis points from 19.8% during the nine-month period ended September 27, 2024 to 18.0% for the nine-month period ended September 26, 2025.
Year-to-date 2025 vs. year-to-date 2024 operating profit margin comparisons were unfavorably impacted by:
•First nine months of 2025 impairment charges related to trade names in the Life Sciences and Diagnostics segments, and impairment charges related to technology, other intangible assets and a facility in the Biotechnology segment, net of an impairment charge related to a trade name in the Life Sciences segment in the first nine months of 2024 - 180 basis points
•Incremental dilutive effect in 2025 of acquired businesses and the impact of a product line disposition which did not qualify as discontinued operations - 20 basis points
Year-to-date 2025 vs. year-to-date 2024 operating profit margin comparisons were favorably impacted by:
•First nine months of 2024 acquisition-related fair value adjustment to inventory - 15 basis points
•Higher 2025 core sales and the impact of product mix, net of the impact of changes in leverage from the Company’s operations and administrative cost structure and the impact of currency exchange rates - 5 basis points
Business Segments
Sales by business segment for each of the periods indicated were as follows ($ in millions):

	Three-Month Period Ended		Nine-Month Period Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Biotechnology	$1,798	$1,653	$5,260	$4,890
Life Sciences	1,792	1,782	5,249	5,297
Diagnostics	2,463	2,363	7,221	7,150
Total	$6,053	$5,798	$17,730	$17,337
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
Biotechnology Selected Financial Data

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Sales	$1,798	$1,653	$5,260	$4,890
Operating profit	352	390	1,324	1,177
Depreciation	38	36	110	113
Amortization of intangible assets	231	218	672	650
Operating profit as a % of sales	19.6%	23.6%	25.2%	24.1%
Depreciation as a % of sales	2.1%	2.2%	2.1%	2.3%
Amortization as a % of sales	12.8%	13.2%	12.8%	13.3%
Sales Growth and Core Sales Growth

	% Change Three-Month Period Ended September 26, 2025 vs. Comparable 2024 Period	% Change Nine-Month Period Ended September 26, 2025 vs. Comparable 2024 Period
Total sales growth (GAAP)	9.0%	7.5%
Impact of:
Currency exchange rates	(2.5)%	(1.0)%
Core sales growth (non-GAAP)	6.5%	6.5%
Price increases in the segment contributed 2.5% and 2.0%, respectively, to sales growth on a year-over-year basis during the three and nine-month periods ended September 26, 2025 and are reflected as a component of core sales above.
Total segment sales increased 9.0% and 7.5% during the three and nine-month periods, respectively. The increase in segment sales in the three and nine-month periods was led by increased core sales and to a lesser extent by the impact of currency exchange rates. The year-over-year increase in total segment core sales in both periods was led by increased sales of consumables, partially offset by declines in equipment sales. Geographically, the increase in core sales was led by North America in the three-month period and North America and Western Europe in the nine-month period. Based on the current market conditions, the Company expects a cautious equipment spending environment through the remainder of the year.
The year-over-year increase in core sales in the segment was led by high-single digit increases in core sales in the bioprocessing business in both the three and nine-month periods and was primarily driven by improved consumables demand from large pharmaceutical customers, partially offset by lower year-over-year demand for equipment. Core sales in the discovery and medical business increased year-over-year as demand for medical and lab filtration consumables more than offset lower demand for protein research equipment in the life science research end-markets.
Operating Profit Performance
Operating profit margins decreased 400 basis points during the three-month period ended September 26, 2025 as compared to the comparable period of 2024.
Third quarter 2025 vs. third quarter 2024 operating profit margin comparisons were unfavorably impacted by:
•Third quarter 2025 impairment charge related to technology and other intangible assets - 475 basis points
Third quarter 2025 vs. third quarter 2024 operating profit margin comparisons were favorably impacted by:
•Higher third quarter 2025 core sales and the impact of product mix, net of the impact of changes in leverage from the Company’s operations and administrative cost structure and the impact of currency exchange rates - 75 basis points

Operating profit margins increased 110 basis points during the nine-month period ended September 26, 2025 as compared to the comparable period of 2024.
Year-to-date 2025 vs. year-to-date 2024 operating profit margin comparisons were favorably impacted by:
•Higher 2025 core sales and the impact of product mix, net of the impact of currency exchange rates - 300 basis points
Year-to-date 2025 vs. year-to-date 2024 operating profit margin comparisons were unfavorably impacted by:
•First nine months of 2025 impairment charges related to technology, other intangible assets and a facility - 190 basis points
Amortization of intangible assets as a percentage of sales decreased during both the three and nine-month periods ended September 26, 2025 as compared to the comparable periods of 2024, primarily as a result of the increase in sales.
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
As discussed in Note 8 to the accompanying Consolidated Condensed Financial Statements, during the third quarter of 2025, the Company reorganized and integrated certain businesses within its Life Sciences segment to better serve the Company’s customers in new market segments and to respond to current market conditions. The life sciences instruments business includes the flow cytometry and lab automation solutions business, the mass spectrometry business and the microscopy business. The life science consumables business includes the genomic medicines businesses and the protein consumables business.
Life Sciences Selected Financial Data

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Sales	$1,792	$1,782	$5,249	$5,297
Operating profit	222	35	184	503
Depreciation	47	44	137	123
Amortization of intangible assets	154	147	453	428
Operating profit as a % of sales	12.4%	2.0%	3.5%	9.5%
Depreciation as a % of sales	2.6%	2.5%	2.6%	2.3%
Amortization as a % of sales	8.6%	8.2%	8.6%	8.1%
Sales Growth (Decline) and Core Sales Decline

	% Change Three-Month Period Ended September 26, 2025 vs. Comparable 2024 Period	% Change Nine-Month Period Ended September 26, 2025 vs. Comparable 2024 Period
Total sales growth (decline) (GAAP)	0.5%	(1.0)%
Impact of:
Acquisitions	—%	(1.0)%
Currency exchange rates	(1.5)%	(0.5)%
Core sales decline (non-GAAP)	(1.0)%	(2.5)%
Price increases in the segment contributed 1.0% and 0.5% to the change in sales on a year-over-year basis during the three and nine-month periods ended September 26, 2025, respectively, and are reflected as a component of core sales above.

Total segment sales increased 0.5% and decreased 1.0% during the three and nine-month periods ended September 26, 2025, respectively. The sales increase during the three-month period was driven by currency exchange rates, partially offset by a decline in core sales. The sales decline during the nine-month period was primarily a result of decreased core sales, partially offset by the impact of acquisitions and to a lesser extent, the impact of currency exchange rates. The year-over-year decrease in total segment core sales in the three-month period ended September 26, 2025 was driven by a decline in consumables sales, partially offset by increased demand for equipment. In the nine-month period ended September 26, 2025, the year-over-year decrease in total segment core sales was driven by declines in both consumables and equipment sales. Lower funding levels at emerging biotechnology customers and in the academic and government end-markets reduced demand for the segment’s products in both periods. Geographically, the core sales decline in both periods was led by North America.
The year-over-year decrease in segment core sales in the three and nine-month periods was led by the life science consumables businesses, primarily in North America, driven by lower demand for the plasmids and mRNA product lines at two large customers and lower funding levels at emerging biotechnology and academic research customers. In the life science instruments businesses, core sales increased in the three-month period and decreased in the nine-month period, as declines in equipment demand in both periods was more than offset by increased demand for consumables and software in the three-month period. In both periods, core sales in the microscopy and mass spectrometry businesses decreased, while core sales at the flow cytometry and lab automation solutions business increased. During both periods, year-over-year core sales increased in the filtration business. In the three-month period, core sales in filtration increased in all major end-markets while in the nine-month period, increased demand in the microelectronic and aerospace end-markets more than offset decreased year-over-year demand in the energy-related end-market.
Operating Profit Performance
Operating profit margins increased 1,040 basis points during the three-month period ended September 26, 2025 as compared to the comparable period of 2024.
Third quarter 2025 vs. third quarter 2024 operating profit margin comparisons were favorably impacted by:
•Third quarter 2024 impairment charge related to a trade name - 1,245 basis points
Third quarter 2025 vs. third quarter 2024 operating profit margin comparisons were unfavorably impacted by:
•Lower third quarter 2025 core sales, the impact of product mix and the impact of changes in leverage from the segment’s operational and administrative cost structure, net of the impact of currency exchange rates - 205 basis points
Operating profit margins decreased 600 basis points during the nine-month period ended September 26, 2025 as compared to the comparable period of 2024.
Year-to-date 2025 vs. year-to-date 2024 operating profit margin comparisons were unfavorably impacted by:
•First nine months of 2025 impairment charge related to a trade name, net of an impairment charge related to a trade name in the first nine months of 2024 - 405 basis points
•Lower 2025 core sales, the impact of product mix and the impact of changes in leverage from the segment’s operational and administrative cost structure - 205 basis points
•The incremental dilutive effect in 2025 of acquired businesses - 35 basis points
Year-to-date 2025 vs. year-to-date 2024 operating profit margin comparisons were favorably impacted by:
•First nine months of 2024 acquisition-related fair value adjustment to inventory - 45 basis points
Depreciation and amortization of intangible assets increased as a percentage of sales during both the three and nine-month periods ended September 26, 2025, primarily due to the impact of acquisitions.

DIAGNOSTICS
The Diagnostics segment offers clinical instruments, consumables, software and services that hospitals, physicians’ offices, reference laboratories and other critical care settings use to diagnose disease and make treatment decisions.
Diagnostics Selected Financial Data

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Sales	$2,463	$2,363	$7,221	$7,150
Operating profit	665	615	1,937	2,001
Depreciation	101	95	301	292
Amortization of intangible assets	48	49	144	145
Operating profit as a % of sales	27.0%	26.0%	26.8%	28.0%
Depreciation as a % of sales	4.1%	4.0%	4.2%	4.1%
Amortization as a % of sales	1.9%	2.1%	2.0%	2.0%
Sales Growth and Core Sales Growth

	% Change Three-Month Period Ended September 26, 2025 vs. Comparable 2024 Period	% Change Nine-Month Period Ended September 26, 2025 vs. Comparable 2024 Period
Total sales growth (GAAP)	4.0%	1.0%
Impact of:
Divestitures	0.5%	0.5%
Currency exchange rates	(1.0)%	—%
Core sales growth (non-GAAP)	3.5%	1.5%
Price decreases in the segment of 1.5% and 1.0%, attributable to the impact of sales promotions and factors discussed below, negatively impacted the year-over-year change in sales during both the three and nine-month periods ended September 26, 2025, respectively, and are reflected as a component of core sales above.
Total segment sales increased 4.0% during the three-month period primarily as a result of increased core sales and to a lesser extent, currency exchange rates, net of the impact of divestitures. Total segment sales increased 1.0% during the nine-month period primarily as a result of increased core sales, net of the impact of divestitures. In the three and nine-month periods, the increase in segment core sales was primarily driven by increased year-over-year demand for consumables. Geographically, increased core sales in North America and most other major markets were partially offset by decreased core sales in China in both periods attributable to the pricing impact of China’s volume-based procurement program and healthcare reimbursement changes.
During the three-month period, core sales growth in the molecular diagnostics business increased year-over-year primarily due to increased core sales in respiratory tests. During the nine-month period, core sales increased year-over-year as increased core sales of non-respiratory tests more than offset decreased core sales of respiratory tests. The Company believes that third quarter 2025 demand for respiratory tests was driven in part by customers purchasing in preparation for the upcoming respiratory season, which may adversely impact demand for such tests in the fourth quarter of 2025. In the segment’s clinical diagnostics businesses core sales increased during both the three and nine-month periods on a year-over-year basis, led by the pathology diagnostics business. In the clinical lab business, increased year-over-year core sales outside of China, led by North America, more than offset core sales declines in China in both the three and nine-month periods, due to the impact of China’s volume-based procurement program and healthcare reimbursement changes.
Operating Profit Performance
Operating profit margin increased 100 basis points during the three-month period ended September 26, 2025 as compared to the comparable period of 2024.
Third quarter 2025 vs. third quarter 2024 operating profit margin comparisons were favorably impacted by:
•Higher third quarter 2025 core sales and improvements in leverage in the segment’s operational and administrative cost structure, net of the impact of product mix - 170 basis points

Third quarter 2025 vs. third quarter 2024 operating profit margin comparisons were unfavorably impacted by:
•Third quarter 2025 impairment charge related to a trade name - 60 basis points
•Third quarter 2025 impact of a product line disposition which did not qualify as discontinued operations - 10 basis points
Operating profit margin decreased 120 basis points during the nine-month period ended September 26, 2025 as compared to the comparable period of 2024. The following factors unfavorably impacted year-over-year operating profit margin:
•The impact of product mix and currency exchange rates, net of higher 2025 core sales and improvements in leverage from the segment’s operational and administrative cost structure - 85 basis points
•First nine months of 2025 impairment charge related to a trade name - 20 basis points
•First nine months of 2025 impact of a product line disposition which did not qualify as discontinued operations - 15 basis points
COST OF SALES AND GROSS PROFIT

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Sales	$6,053	$5,798	$17,730	$17,337
Cost of sales	(2,530)	(2,397)	(7,173)	(7,021)
Gross profit	$3,523	$3,401	$10,557	$10,316
Gross profit margin	58.2%	58.7%	59.5%	59.5%
Cost of sales increased year-over-year during both the three and nine-month periods ended September 26, 2025 as compared to the comparable periods in 2024. The increase during both periods was primarily due to the impact of higher year-over-year sales volumes, currency exchange rates and product mix. The increase during the nine-month period also reflected a $15 million impairment charge related to a facility in the Biotechnology segment. These increases were partially offset by a $25 million acquisition-related charge associated with the fair value adjustment to inventory recorded in the first nine months of 2024 in connection with the acquisition of Abcam plc.
Year-over-year gross profit margin decreased during the three-month period ended September 26, 2025 as compared to the comparable period in 2024 primarily due to product mix, the impact of currency exchange rates and tariff costs, partially offset by the impact of continued productivity improvement initiatives and higher year-over-year sales volumes. Year-over-year gross profit margin remained consistent in the nine-month period ended September 26, 2025 as compared to the comparable prior year period as higher year-over-year sales volumes and the impact of product mix were offset by the impact of currency exchange rates and tariff costs. Gross margin was also impacted by the acquisition-related charge recorded in the first nine months of 2024, net of the facility impairment recorded in the first nine months of 2025, both referenced above.
OPERATING EXPENSES

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Sales	$6,053	$5,798	$17,730	$17,337
Selling, general and administrative expenses	1,991	2,060	6,209	5,736
Research and development expenses	378	383	1,160	1,142
SG&A as a % of sales	32.9%	35.5%	35.0%	33.1%
R&D as a % of sales	6.2%	6.6%	6.5%	6.6%
SG&A expenses as a percentage of sales decreased year-over-year during the three-month period ended September 26, 2025 and increased year-over-year during the nine-month period ended September 26, 2025 as compared to the comparable periods in 2024. The decrease during the three-month period was primarily due to the $222 million impairment charge recorded in the third quarter of 2024, partially offset by the $101 million of impairment charges incurred in the third quarter of 2025. To a lesser extent, the decrease was driven by incremental year-over-year cost savings associated with continuing productivity improvement initiatives and cost structure improvements, net of a year-over-year increase in costs incurred for productivity improvement actions. The increase in SG&A as a percentage of sales during the nine-month period ended September 26, 2025 was primarily driven by the $548 million of impairment charges recorded in the first nine months of 2025, partially offset by the $222 million impairment charge recorded in the third quarter of 2024. To a lesser extent, the increase was driven by a year-over-year increase in costs incurred for productivity improvement actions, net of incremental year-over-year cost savings associated with continuing productivity improvement initiatives and cost structure improvements. Refer to Note 8 to the accompanying Consolidated Condensed Financial Statements for additional information regarding the impairment charges.
R&D expenses (consisting principally of internal and contract engineering personnel costs) as a percentage of sales decreased during the three-month period ended September 26, 2025 and remained essentially flat during the nine-month period ended September 26, 2025 as compared to the comparable periods of 2024. The decrease in the three-month period was primarily a result of the timing of spending on new product research and the impact of higher year-over-year sales. In the nine-month period, increased R&D spending correlated to the increase in sales.

OTHER INCOME (EXPENSE), NET
For a description of the Company’s other income (expense), net during the three and nine-month periods ended September 26, 2025 and September 27, 2024, refer to Note 7 to the accompanying Consolidated Condensed Financial Statements.

INTEREST COSTS AND FINANCING
For a discussion of the Company’s outstanding indebtedness, refer to Note 10 to the accompanying Consolidated Condensed Financial Statements.
Interest expense of $67 million and $210 million for the three and nine-month periods ended September 26, 2025, respectively, was $20 million lower and $7 million lower than the comparable periods of 2024, due primarily to a lower average interest rate on the Company’s commercial paper borrowings versus the comparable periods of 2024, partially offset by the impact of currency exchange rates.
Interest income of $3 million and $17 million for the three and nine-month periods ended September 26, 2025, respectively, was $1 million lower and $86 million lower than the comparable periods of 2024, due primarily to lower average cash balances in 2025 as a result of share repurchases.

INCOME TAXES
The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended		Nine-Month Period Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Effective tax rate	15.6%	16.3%	15.5%	15.6%
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
For the three-month period ended September 26, 2025, the effective tax rate was reduced by the tax effect from intangible asset impairments in jurisdictions with higher statutory tax rates than the Company’s effective tax rate, which reduced the effective tax rate by 1.3%. There was no net discrete tax charge in the three-month period, as a valuation allowance recorded on certain foreign operating losses was offset by benefits from the remeasurement of deferred taxes in a jurisdiction which enacted a tax rate change.
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
For the nine-month period ended September 26, 2025, the effective tax rate was reduced by the tax effect from intangible asset impairments in jurisdictions with higher statutory tax rates than the Company’s effective tax rate, the remeasurement of deferred taxes in a jurisdiction which enacted a tax rate change and the release of reserves for uncertain tax positions due to the expiration of statutes of limitations, partially offset by a valuation allowance recorded on certain foreign operating losses and changes in uncertain tax positions. The net impact reduced the effective tax rate by 1.2%.
For the nine-month period ended September 27, 2024, aggregate net discrete tax benefits reduced the effective tax rate by 1.4% and related primarily to excess tax benefits from stock-based compensation, release of reserves for uncertain tax positions due to the expiration of statutes of limitation and changes in estimates associated with prior period uncertain tax positions. The effective tax rate for this period also included the tax effect from an intangible asset impairment, which reduced the effective tax rate by 0.5%.
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
On July 4, 2025, the OBBBA was enacted, which includes permanent extensions of most expiring Tax Cuts and Jobs Act provisions as well as international tax changes. The application of the OBBBA to the Company did not have a material impact on its financial statements during the three-month period ended September 26, 2025.
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

COMPREHENSIVE INCOME
Comprehensive income decreased by approximately $1.2 billion and increased by approximately $1.8 billion for the three and nine-month periods ended September 26, 2025, respectively, as compared to the comparable periods of 2024. For the three-month period ended September 26, 2025, the decrease in comprehensive income was primarily driven by decreased gains from foreign currency translation adjustments, partially offset by higher net earnings. For the nine-month period ended September 26, 2025, the increase in comprehensive income was primarily driven by increased gains from foreign currency translation adjustments and, to a lesser extent, gains on cash flow hedges, partially offset by lower net earnings. The Company recorded foreign currency translation losses of $71 million and gains of approximately $1.2 billion for the three-month periods ended September 26, 2025 and September 27, 2024, respectively. The Company recorded foreign currency translation gains of approximately $2.4 billion and $389 million for the nine-month periods ended September 26, 2025 and September 27, 2024, respectively. The foreign currency translation losses in the three-month period ended September 26, 2025 were primarily driven by the change in the exchange rates between the U.S. dollar, Swedish krona and the British pound, while the gains in the nine-month period ended September 26, 2025 were primarily driven by the change in the exchange rates between the U.S. dollar, Swedish krona, the British pound and the euro. Foreign currency translation adjustments reflect the gain or loss resulting from the impact of the change in currency exchange rates on the Company’s foreign operations as they are translated to the Company’s reporting currency, the U.S. dollar. The Company recorded gains of $48 million and $217 million from cash flow hedge adjustments related to the Company’s cross-currency swap derivative contracts for the three and nine-month periods ended September 26, 2025, respectively, as compared to gains of $63 million and of $43 million for the comparable periods of 2024.

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
Overview of Cash Flows and Liquidity
Following is an overview of the Company’s cash flows and liquidity ($ in millions):

	Nine-Month Period Ended
	September 26, 2025	September 27, 2024
Net cash provided by operating activities	$4,299	$4,669

Cash paid for acquisitions	$—	$(525)
Payments for additions to property, plant and equipment	(785)	(876)
Proceeds from sales of property, plant and equipment	10	12
Payments for purchases of investments	(79)	(188)
Proceeds from sales of investments	12	251
Proceeds from sale of product line	9	—
All other investing activities	21	39
Total cash used in investing activities	$(812)	$(1,287)

Proceeds from the issuance of common stock in connection with stock-based compensation, net	$39	$143
Payment of dividends	(652)	(573)
Net proceeds from borrowings (maturities of 90 days or less)	22	1
Borrowings (maturities longer than 90 days)	4	—
Repayments of borrowings (maturities longer than 90 days)	(500)	(974)
Payments for repurchase of common stock	(3,088)	(5,170)
All other financing activities	(108)	(120)
Total cash used in financing activities	$(4,283)	$(6,693)
As of September 26, 2025, the Company held approximately $1.5 billion of cash and cash equivalents.

Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, restructuring activities and productivity improvement initiatives and other items impact reported cash flows.
Operating cash flows were approximately $4.3 billion for the first nine months of 2025, a decrease of $370 million, or 8%, as compared to the comparable period of 2024. The year-over-year change in operating cash flows from 2024 to 2025 was primarily attributable to the following factors:
•2025 operating cash flows reflected a decrease of $396 million in net earnings for the first nine months of 2025 as compared to the comparable period in 2024.
•Net earnings for the first nine months of 2025 also included $519 million higher year-over-year noncash charges primarily for impairments, as well as for unrealized investment gains/losses, intangible asset amortization, depreciation and stock compensation expense, net of a year-over-year decrease in amortization of an acquisition-related inventory step-up and a 2025 pretax gain on the sale of a product line. Depreciation expense relates to the Company’s manufacturing and operating facilities as well as instrumentation leased to customers under OTL arrangements. Depreciation, amortization, impairments and stock compensation are noncash expenses that decrease earnings without a corresponding impact to operating cash flows. Unrealized investment gains/losses impact net earnings without immediately impacting cash flows as the cash flow impact from investments occurs when the invested capital is returned to the Company.
•The aggregate of trade accounts receivable, inventories and trade accounts payable used $441 million in operating cash flows during the first nine months of 2025, compared to $179 million of operating cash flows provided in the comparable period of 2024. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories and trade accounts payable depends upon how effectively the Company manages the cash conversion cycle, which effectively represents the number of days that elapse from the day it pays for the purchase of raw materials and components to the collection of cash from its customers and can be significantly impacted by the timing of collections and payments in a period.
•The aggregate of prepaid expenses and other assets, deferred income taxes and accrued expenses and other liabilities used $424 million of operating cash flows during the first nine months of 2025, compared to $551 million of operating cash flows used in the comparable period of 2024. The timing of cash income tax payments and customer funding, net of normal operations drove the majority of this change.
Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures, including instruments leased to customers, cash used for investments and cash proceeds from divestitures of businesses or assets.
Net cash used in investing activities decreased $475 million in the nine-month period ended September 26, 2025 compared to the comparable period of 2024, primarily as a result of a decrease in cash paid for acquisitions, purchases of investments and capital expenditures, partially offset by lower proceeds from the sales of investments. In addition, during the nine-month periods ended September 26, 2025 and September 27, 2024 the Company invested $79 million and $188 million, respectively, in non-marketable equity securities and partnerships.
Though the relative significance of particular categories of capital investment can change from period to period, capital expenditures are typically made for the manufacture of instruments that are used in OTL arrangements that certain of the Company’s businesses enter into with customers, increasing manufacturing capacity, replacing equipment, purchasing facilities, supporting new product development and improving IT systems. Capital expenditures decreased $91 million on a year-over-year basis for the nine-month period ended September 26, 2025 compared to the comparable period in 2024.
Financing Activities and Indebtedness
Cash flows relating to financing activities can consist of cash flows associated with the issuance and repayments of commercial paper, issuance and repayment of long-term debt, borrowings under committed credit facilities, issuance and repurchases of common stock, issuance of preferred stock and payments of cash dividends to shareholders. Financing activities used cash of approximately $4.3 billion during the nine-month period ended September 26, 2025 compared to approximately $6.7 billion of cash used in the comparable period of 2024. The year-over-year decrease in cash used in financing activities was primarily due to lower repurchases of the Company’s common stock in the 2025 period compared to 2024 and lower repayments of long-term borrowings in 2025 compared to 2024, partially offset by lower proceeds from the issuance of common stock in connection with stock-based compensation and higher dividend payments year-over-year.

On October 10, 2025, DH Switzerland Finance S.a.r.l., a wholly-owned finance subsidiary of the Company, completed an underwritten offering of Swiss franc-denominated bonds and received net proceeds from the issuance, after underwriting discounts and commissions and offering expenses, of approximately CHF 1.2 billion (approximately $1.6 billion based on currency exchange rates as of the date of the pricing of the Swiss Bonds). For a description of the Company’s outstanding debt as of September 26, 2025, long-term debt repayments, the Swiss Bond issuance and the Company’s commercial paper programs and credit facility, refer to Note 10 to the accompanying Consolidated Condensed Financial Statements. As of September 26, 2025, the Company was in compliance with all of its respective debt covenants.

Stock Repurchase Program
For information regarding the Company’s stock repurchase program and repurchases of common stock, refer to Part II—Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”.

Dividends
Aggregate cash payments for dividends on Company common stock during the nine-month period ended September 26, 2025 were $652 million compared to $573 million for the nine-month period ended September 27, 2024. The increase in dividend payments on the Company’s common stock compared to the comparable period of 2024 is due to the increases in the quarterly dividend rate for common stock beginning with respect to the dividends paid in the second quarters of each of 2024 and 2025, partially offset by lower average common stock outstanding.
In the third quarter of 2025, the Company declared a regular quarterly dividend of $0.32 per share of Company common stock payable on October 31, 2025 to holders of record as of September 26, 2025.

Cash and Cash Requirements
As of September 26, 2025, the Company held approximately $1.5 billion of cash and cash equivalents that were held on deposit with financial institutions or invested in highly liquid investment-grade debt instruments with a maturity of 90 days or less. Of the cash and cash equivalents, $207 million was held within the U.S. and approximately $1.3 billion was held outside of the U.S. The Company will continue to have cash requirements to support general corporate purposes, which may include working capital needs, capital expenditures, acquisitions and investments, paying interest and servicing debt, paying taxes and any related interest or penalties, funding its restructuring activities and pension plans as required, paying dividends to shareholders, repurchasing shares of the Company’s common stock and supporting other business needs.
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
While repatriation of some cash held outside the U.S. may be restricted by local laws, most of the Company’s foreign cash could be repatriated to the U.S. Following enactment of the Tax Cuts and Jobs Act and the associated Transition Tax, in general, repatriation of cash to the U.S. can be completed with no incremental U.S. tax; however, repatriation of cash could subject the Company to non-U.S. taxes on distributions. The cash that the Company’s non-U.S. subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. The income taxes, if any, that would be applicable to the repatriation of such earnings (including basis differences in our foreign subsidiaries) are not readily determinable. As of September 26, 2025, management believes that it has sufficient sources of liquidity to satisfy its cash needs, including its cash needs in the U.S.

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
The Company estimates the fair value of acquired trade names through the use of a relief from royalty method, which values an indefinite-lived intangible asset by estimating the royalties saved through the ownership of an asset. Under this method, an owner of an indefinite-lived intangible asset determines the arm’s length royalty that likely would have been charged if the owner had to license the asset from a third-party. The royalty rate, which is based on the estimated rate applied against forecasted sales, is tax-effected and discounted to present value using a discount rate commensurate with the relative risk of achieving the cash flow attributable to the asset. Management judgment is necessary to determine key assumptions, including revenue growth rates, perpetual revenue growth rates, royalty rates and discount rates. As further described in Note 8 to the accompanying Consolidated Condensed Financial Statements, in connection with the decision to reorganize and integrate certain genomics consumables businesses in the Life Sciences operating segment, the Company recorded a noncash impairment charge of $432 million pretax ($328 million after-tax) for the nine-month period ended September 26, 2025 related to a trade name. The charge is included in SG&A expenses in the accompanying Consolidated Condensed Statement of Earnings. Following this impact, if the fair value of the trade name declined by 10%, the Company estimates it would record an additional impairment charge of $8 million.
Goodwill is evaluated for impairment on a reporting unit basis. Reporting units resulting from recent acquisitions generally present the highest risk of impairment. Management believes the impairment risk associated with these reporting units generally decreases as these businesses are integrated into the Company and better positioned for potential future earnings growth. The Company’s reorganization and integration of certain businesses in the Life Sciences operating segment at the beginning of the third quarter of 2025, as described in the previous paragraph, changed two of its five goodwill reporting units and triggered a goodwill impairment analysis. The Company performed goodwill impairment analyses prior to, and after, the change in reporting units and in both instances, the fair values of the Company’s reporting units exceeded their carrying values and consequently did not result in an impairment charge. In the test of the prior reporting units, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of the previous reporting units as of the testing date ranged from approximately 30% to approximately 365%. The excess of the estimated fair value over carrying value for each of the Company’s current reporting units as of the testing date ranged from approximately 40% to approximately 365%. The decrease in the excess of the estimated fair value over carrying value from the Company’s 2024 annual goodwill impairment test to the third quarter 2025 tests reflect the 2025 business performance and the current trading multiples for companies operating in businesses similar to the Company’s reporting units (used within the market approach to estimate fair value under the goodwill impairment test). To evaluate the sensitivity of the fair value calculations used in both goodwill impairment tests, the Company applied a hypothetical 10% decrease to the fair values of each of the reporting units and compared those hypothetical values to the reporting unit carrying values. Based on this hypothetical 10% decrease, the excess of the estimated fair value over carrying value for each of the Company’s current reporting units ranged from approximately 30% to approximately 315%.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, refer to Note 12 in the accompanying Consolidated Condensed Financial Statements and to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Legal Proceedings” in the Company’s 2024 Annual Report.
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
Significant developments or changes in national laws or policies to protect or promote domestic interests and/or address foreign competition, including laws and policies in areas such as trade, manufacturing, government purchasing, healthcare, intellectual property, regulatory enforcement and investment/development, can adversely affect our business and financial statements. The U.S. has announced and/or implemented significant new tariffs on imports from a wide range of countries, which has prompted retaliatory tariffs by a number of countries and a cycle of retaliatory tariffs by both the U.S. and other countries. Subsequently, actions have been taken by the U.S. and certain other countries to modify certain of these tariffs and/or delay their effective dates; the U.S. has entered into trade agreements with certain countries implementing new tariffs; and in August 2025 the U.S. Court of Appeals for the Federal Circuit ruled that certain of the U.S. tariffs that have been implemented are contrary to law (though such ruling has been appealed by the U.S. administration and the U.S. Supreme Court has agreed to hear the case). As of October 20, 2025, a number of new tariffs remain in effect, including significant tariffs and export restrictions between the U.S. and China. Collectively, these tariffs increase the cost to us of supplies and components we import, which in turn has required and will require us to implement surcharges and/or increase the price of certain of our products, among other countermeasures; can increase the cost to our customers of certain of our finished goods, which together with the surcharges and price increases noted above can adversely impact demand for our products and our competitive positioning; could adversely impact the availability to us of certain products in certain countries and disrupt our supply chains, with related impacts to our operations; and could exacerbate inflation, diminish investment and result in broader negative impacts, economic instability and capital markets dislocation that may adversely impact demand for our products. In addition, whenever we are unable to fully recover higher costs, or whenever there is a time delay between the increase in costs and our ability to recover these costs, our margins and profitability are adversely affected. The delayed tariffs may take effect, the U.S. Supreme Court may overrule all or part of the ruling by the U.S. Court of Appeals for the Federal Circuit, the U.S. may implement additional tariffs and other measures, further retaliatory tariffs and other retaliatory actions may follow and the risks and adverse effects noted above may increase. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the impact of these tariffs. Though the risks identified above in certain cases have already adversely impacted parts of our business, the full impact of these tariffs and other actions on the Company and on our business partners remains highly uncertain and subject to rapid change.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
For an overview of the Company’s share repurchase programs, refer to Note 13 in the accompanying Consolidated Condensed Financial Statements.
The following table presents a summary of share repurchases made during the quarter ended September 26, 2025 (all share repurchases were made under the 2024 Repurchase Program):

Period	Total Number of Shares Purchased	Average Price Paid Per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 28, 2025 - July 25, 2025	1,007,000	$202.75	1,007,000	10,993,000
July 26, 2025 - August 22, 2025	8,868,511	200.68	8,868,511	2,124,489
August 23, 2025 - September 26, 2025	124,489	209.81	124,489	37,000,000
Total	10,000,000	$201.00	10,000,000	37,000,000	(b)
(a) Amounts exclude excise taxes and other transaction costs.
(b) Includes 35,000,000 shares under the 2025 Repurchase Program and 2,000,000 under the 2024 Repurchase Program, authorized by the Company’s Board of Directors on September 9, 2025 and July 22, 2024, respectively.

ITEM 5. OTHER INFORMATION
Director and Officer Trading Arrangements
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

ITEM 6. EXHIBITS
(a)Exhibits:

3.1	Restated Certificate of Incorporation of Danaher Corporation (incorporated by reference from Exhibit 3.1 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2012)

3.2	Amended and Restated By-laws of Danaher Corporation (incorporated by reference from Exhibit 3.1 to Danaher Corporation’s Current Report on Form 8-K filed September 10, 2025)

10.1
Letter Agreement by and between Danaher Corporation and Matthew Gugino dated July 21, 2025 (incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed July 24, 2025)*

10.2
Agreement Regarding Competition and Protection of Proprietary Interests by and between Danaher Corporation and Matthew Gugino dated July 21, 2025 (incorporated by reference from Exhibit 10.2 to Danaher Corporation’s Current Report on Form 8-K filed July 24, 2025)*

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

DANAHER CORPORATION

Date:	October 20, 2025	By:	/s/ Matthew R. McGrew
Matthew R. McGrew
Executive Vice President and Chief Financial Officer

Date:	October 20, 2025	By:	/s/ Christopher M. Bouda
Christopher M. Bouda
Vice President and Chief Accounting Officer