Form 10-K
period 2025-12-31
DANAHER CORP /DE/
filed 2026-02-24
CIK 313616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Yes   ☐     No  ☒
As of February 2, 2026, the number of shares of Registrant’s common stock outstanding was 707,139,356. The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2025 was $125.9 billion, based upon the closing price of the Registrant’s common stock as quoted on the New York Stock Exchange on such date.
 ____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the Registrant’s proxy statement for its 2026 annual meeting of shareholders to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end. With the exception of the sections of the 2026 Proxy Statement specifically incorporated herein by reference, the 2026 Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this Annual Report, in other documents we file with or furnish to the Securities and Exchange Commission (“SEC”), in our press releases, webcasts, conference calls, presentations, materials delivered to shareholders and other communications, are “forward-looking statements” within the meaning of the United States (“U.S.”) federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of tariff or other trade-related impacts, revenue, expenses, profit, profit margins, asset values, pricing, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, customer demand, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions and the integration thereof (including our pending acquisition of Masimo Corporation, which is further described in Note 2), divestitures, spin-offs, split-offs, initial public offerings, other securities offerings or other distributions, strategic opportunities, stock repurchases, dividends, executive compensation and potential executive stock sales or purchases; growth, declines and other trends in markets we sell into; future new or modified laws, regulations, accounting pronouncements; or public policy changes; regulatory approvals and the timing and conditionality thereof; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; future currency exchange rates and fluctuations in those rates; the potential or anticipated direct or indirect impact of public health crises, climate change, military or geopolitical conflicts or other man-made or natural disasters on our business, results of operations and/or financial condition; general economic and capital markets conditions; the anticipated timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that Danaher intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “assume,” “continue,” “should,” “could,” “intend,” “will,” “plan,” “aim,” “expect,” “estimate,” “project,” “target,” “can,” “may,” “possible,” “potential,” “upcoming,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including but not limited to the risks and uncertainties set forth below and under “Item 1A. Risk Factors” in this Annual Report.
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
•Our growth depends on the timely development and commercialization, and customer acceptance, of new and enhanced products and services (in this Annual Report, references to products and services also includes software), based on technological innovation. Our growth also suffers when the markets into which we sell our products and services decline, do not grow as anticipated or experience cyclicality.
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
•Uncertainties with respect to the development, deployment, and use of artificial intelligence (“AI”) in our business and products may result in harm to our business and reputation.
•Global health crises, pandemics, epidemics or other outbreaks can adversely impact certain elements of our business and financial statements.
•Business partners and other third-parties we rely on for development, supply and/or marketing of certain products, potential products and technologies could fail to perform sufficiently.
Acquisitions, Divestitures and Investment Risks
•The inability to consummate acquisitions at our historical rate and appropriate prices, realize the economic benefits of consummated acquisitions or to make appropriate investments that support our long-term strategy, can negatively impact our business. Our acquisition of businesses (including our pending acquisition of Masimo Corporation), investments, joint ventures and other strategic relationships can also negatively impact our business and financial statements and our indemnification rights may not fully protect us from liabilities related thereto.
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
Financial and Tax Risks
•From time to time our outstanding debt has increased significantly as a result of acquisitions and other factors, and we expect to incur additional debt. Such indebtedness may limit our operations and use of cash flow and negatively impact our credit ratings; and failure to comply with our indebtedness-related covenants could adversely affect our business and financial statements.
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

PART I

ITEM 1. BUSINESS
General
Danaher is a global science and technology innovator committed to accelerating the power of science and technology to improve human health. Danaher is comprised of more than 15 operating companies with leadership positions in the biotechnology, life sciences and diagnostics sectors, organized under three segments (Biotechnology, Life Sciences and Diagnostics). United by the DANAHER BUSINESS SYSTEM (“DBS”), our businesses are also typically characterized by a high level of products and services that are sold on a recurring basis, primarily through a direct sales model and to a geographically diverse customer base. Our business’ research and development, manufacturing, sales, distribution, service and administrative facilities are located in approximately 50 countries.
Danaher strives to create shareholder value primarily through three strategic priorities:
•strengthening our competitive advantage through consistent application of DBS tools and culture;
•enhancing our portfolio in attractive science and technology markets through strategic capital allocation; and
•consistently attracting and retaining exceptional talent.
Danaher measures its progress against these strategic priorities over the long-term based primarily on financial metrics relating to revenue growth, profitability, cash flow and capital returns, as well as certain non-financial metrics. To further the strategic objectives set forth above, the Company also acquires businesses and makes investments that either complement its existing business portfolio or expand its portfolio into new markets that the Company deems attractive. Given the rapid pace of technological development and the specialized expertise typical of Danaher’s served markets, acquisitions as well as strategic alliances and investments can provide the Company access to important new technologies and domain expertise, and Danaher continues to pursue acquisition and investment opportunities within its targeted markets. The extent to which we identify, consummate and effectively integrate appropriate acquisitions and consummate appropriate investments affects our overall growth and operating results. Danaher also continually assesses the strategic fit of its existing businesses and may separate or otherwise dispose of businesses based on strategic and other considerations.
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
The idea for Danaher originated in the early 1980s when the Company’s founders, Steven M. and Mitchell P. Rales, envisioned a business that would generate sustainable long-term value for customers, associates and shareholders. Through a series of acquisitions and divestitures, Danaher has evolved over time into the science and technology innovator it is today. While the operating companies that make up Danaher have changed over time, DBS continues to be the guiding philosophy for the Company.
Sales in 2025 by geographic destination (geographic destination refers to the geographic area where the final sale to the Company’s unaffiliated customer is made) and by revenue type (revenue type refers to categorizing the Company’s products between those typically sold to a customer on a recurring basis and those typically sold to a customer on a nonrecurring basis) as a percentage of total 2025 sales were:
Sales in North America includes 41% in the United States. The Company defines North America as the United States and Canada. The Company defines high-growth markets as Eastern Europe, the Middle East, Africa, Latin America (including Mexico) and Asia (with the exception of Japan, Australia and New Zealand). The Company defines developed markets as all markets of the world that are not high-growth markets.

BIOTECHNOLOGY
The Biotechnology segment offers a broad range of equipment, consumables, software and services that are primarily used by customers to advance and accelerate the research, development, manufacture and delivery of biological medicines. The Company’s solutions support a broad range of biotherapeutics including monoclonal antibodies, recombinant proteins, replacement therapies such as insulin and vaccines, as well as novel cell, gene, mRNA and other nucleic acid therapies. Sales in 2025 for this segment by geographic destination and by revenue type (as a percentage of total 2025 sales) were:
Danaher established the Biotechnology segment through the acquisition of Pall in 2015 and expanded the business through the acquisition of Cytiva in 2020. The Biotechnology segment consists of the bioprocessing business and the discovery and medical business.
The bioprocessing business is a leading provider of technologies, consumables, services and solutions that advance, accelerate and integrate the development and manufacture of therapeutics. These therapeutics include protein-based and other biological therapies as well as a new emerging class of highly-targeted therapies such as cell and gene therapies and nucleic acid-based therapies. The business offers tools, solutions and services to support biomanufacturers across their workflows from the earliest stages of process development to large scale commercial and turn-key manufacturing. The bioprocessing business’ offering includes cell line and cell culture media development services; cell culture media, process liquids and buffers for manufacturing, chromatography resins, filtration technologies, aseptic fill finish, as well as single-use hardware and consumables and services such as the design and installation of full manufacturing suites. The bioprocessing business’ offerings in data connectivity and automation, advanced process training, process development services and equipment services are designed to help customers develop more optimized, compliant processes and ensure continuous performance. Typical users of these products and services include pharmaceutical and biopharmaceutical companies, translational medicine institutions, biotechnology companies and contract manufacturing organizations.
The discovery and medical business is a leading provider of solutions to accelerate biotherapeutic research and discovery through high quality sample preparation and reliable diagnostic assays in addition to ensuring sterility and safety in medical liquids and gases. The business provides solutions and technologies for: lab filtration, separation and purification; lab-scale protein purification and analytical tools to support bio-molecular analysis, identification and characterization; reagents, membranes and services for diagnostic and assay development; and healthcare filtration solutions for drug delivery and patient care. Typical users of these products include professionals in academic, translational and commercial research, medical diagnostics, clinical care and biopharmaceutical development.
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

LIFE SCIENCES
The Life Sciences segment offers a broad range of instruments, consumables, services and software that are primarily used by customers to study the basic building blocks of life, including DNA and RNA, nucleic acid, proteins, metabolites and cells, in order to understand the causes of disease, identify new therapies, and test and manufacture new drugs, vaccines and gene editing technologies. Additionally, the segment provides products and consumables used to filter and remove contaminants from a variety of liquids and gases in many end-market applications. Sales in 2025 for this segment by geographic destination and by revenue type (as a percentage of total 2025 sales) were:
Danaher established the life sciences business in 2005 through the acquisition of Leica Microsystems and has expanded the business through numerous subsequent acquisitions, including the acquisitions of AB Sciex and Molecular Devices in 2010, Beckman Coulter in 2011, Pall in 2015, Phenomenex in 2016, IDT in 2018, Aldevron in 2021 and Abcam in 2023. The Life Sciences segment consists of the life sciences instruments business, the life sciences consumables business and the filtration, separation and purification business.
The life sciences instruments business enables the discovery, development and manufacture of new therapies. Key product areas include validated centrifugation, automated liquid handling systems, advanced cell culture and analytical technologies for selection, process optimization and development of drugs. Typical users include research, scientific, medical and surgical professionals as well as quality assurance and quality control technicians operating in pharmaceutical and biotechnology companies, contract development and manufacturing organizations (“CDMO”), clinical research organization universities, medical schools, surgical theaters and research institutions and in some cases industrial manufacturers. The life sciences instruments business includes the flow cytometry and lab automation solutions business, the mass spectrometry business and the microscopy business. The flow cytometry and lab automation solutions business offers workflow instruments and consumables that help researchers analyze genomic, protein and cellular information. Key product areas include sample preparation equipment such as centrifugation and consumables; liquid handling automation instruments and associated consumables; flow cytometry instrumentation and associated antibodies and reagents; particle counting and characterization instrumentation; and genomic sample preparation. Researchers use these products to study biological function in the pursuit of basic research, as well as therapeutic and diagnostic development. The mass spectrometry business is a leading global provider of high-end mass spectrometers, bioanalytical measurement systems, as well as related consumables, software and services. Mass spectrometry is a technique for identifying, analyzing and quantifying elements, chemical compounds and biological molecules, individually or in complex mixtures. The business’ mass spectrometer systems and related products are used in numerous applications such as drug discovery and clinical development of therapeutics as well as in basic research, clinical testing, food and beverage quality testing and environmental testing. The microscopy business is a leading global provider of professional microscopes designed to capture, manipulate and preserve images and enhance the user’s visualization and analysis of microscopic structures. The Company’s microscopy products include laser scanning (confocal) microscopes, compound microscopes and related equipment, surgical and other stereo microscopes and specimen preparation products for electron microscopy.
The life sciences consumables business bridges the gap between research and practical application, enabling the discovery, development, and manufacture of new therapies. The business provides consumables and services including antibodies and assays to accelerate scientific research, plasmid DNA, RNA, critical nucleic acids and proteins used to develop and manufacture gene and cell therapies, and analytical tools and services to accelerate discovery, clinical applications and manufacturing for therapies across pharmaceutical, biopharmaceutical, diagnostic and emerging biotechnology companies, research institutions and universities. Typical users of these products include professionals, scientists and researchers in the areas of academic and commercial research, agriculture, medical diagnostics, pharmaceutical development, biotechnology companies and research institutions across discovery, clinical and commercial applications. The life sciences consumables business includes the genomic medicines business and the protein consumables business. The genomic medicines business is a leading provider of custom nucleic acid products for the life sciences industry, primarily through the manufacture of custom DNA and RNA oligonucleotides and gene fragments utilizing a proprietary manufacturing ecosystem. The business has developed proprietary technologies for genomics applications such as next generation sequencing, CRISPR genome editing, qPCR, and RNA interference. The protein consumables business is a leading supplier in the proteomics market, and provides highly validated antibodies, reagents, biomarkers and assays to address targets in biological pathways that are critical for advancing drug discovery, life sciences research, diagnostics and drug discovery. Researchers use these products to study biological pathways critical for scientific research, diagnostics and drug discovery.
The filtration, separation and purification business is a leading provider of products used to remove solid, liquid and gaseous contaminants from a variety of liquids and gases, primarily through the sale of filtration consumables and associated hardware. The business’ technologies enhance the quality and efficiency of manufacturing processes and prolong equipment life in applications such as microelectronics, aircraft, oil refineries, power generation turbines and petrochemical plants. The business also serves the filtration needs of the food and beverage markets, helping customers ensure the quality and safety of their products while lowering operating costs and minimizing waste.
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
DIAGNOSTICS
The Diagnostics segment offers clinical instruments, consumables, software and services that hospitals, physicians’ offices, reference laboratories and other critical care settings use to diagnose disease and make treatment decisions. Sales in 2025 for this segment by geographic destination and by revenue type (as a percentage of total 2025 sales) were:
Danaher established the diagnostics business in 2004 through the acquisition of Radiometer and expanded the business through numerous subsequent acquisitions, including the acquisitions of Vision Systems in 2006, Beckman Coulter in 2011, Iris International and Aperio Technologies in 2012, HemoCue in 2013, Devicor Medical Products in 2014, the clinical microbiology business of Siemens Healthcare Diagnostics in 2015 and Cepheid in 2016. The Diagnostics segment consists of the molecular diagnostics business and the clinical diagnostics businesses. The molecular diagnostics business is a leading provider of biomedical testing instruments, systems, software and related consumables that enable DNA-based testing for organisms and genetic-based diseases. These products integrate and automate the complicated and time-intensive steps associated with DNA-based testing (including sample preparation and DNA amplification and detection) to allow the testing to be performed in both laboratory and non-laboratory environments with minimal training and infrastructure. These products also include systems which commonly test for healthcare-associated infections, respiratory disease, sexual health and virology. The clinical diagnostics businesses provide diagnostic testing instruments, consumables and software that enable laboratories and healthcare professionals to accurately diagnose, monitor and manage a wide range of diseases and health conditions. The clinical diagnostics businesses include the clinical lab business, the acute care diagnostics business and the pathology diagnostics business. The clinical lab business is a leading manufacturer and marketer of biomedical testing instruments, systems and related consumables that are used to evaluate and analyze samples made up of body fluids and cells. The information generated is used to diagnose disease, guide and monitor treatment and therapy, assist in managing chronic disease and assess patient status. The acute care diagnostics business is a leading worldwide provider of instruments, software and related consumables and services that are used in both laboratory and point-of-care environments to rapidly measure critical parameters, including blood gases, electrolytes, metabolites and cardiac markers, as well as for anemia and high-sensitivity glucose testing. The pathology diagnostics business is a leader in the anatomical pathology industry, offering a comprehensive suite of instrumentation and related consumables and software solutions used across the entire workflow of a pathology laboratory. Typical users of the segment’s products include hospitals, physicians’ offices, physicians’ office laboratories, reference laboratories, pharmaceutical clinical trial laboratories, pathologists, blood banks, lab managers and researchers.
Customers served by the Diagnostics segment select products based on a number of factors, including product quality and reliability, the scope of tests that can be performed, the accuracy and speed of the product, the product’s ability to enhance productivity, ease of use, total cost of ownership and access to a highly qualified service and support network as well as the other factors described under the heading “Competition” below. The businesses in Danaher’s Diagnostics segment market their products and services under key brands including BECKMAN COULTER, CEPHEID, HEMOCUE, LEICA BIOSYSTEMS, MAMMOTOME and RADIOMETER. Manufacturing facilities are located in North America, Europe, Asia and Australia. The business sells to customers primarily through direct sales personnel and through independent distributors.
************************************

The following discussion includes information common to all of Danaher’s segments.
Materials
The Company’s manufacturing operations employ a wide variety of raw materials, including metallic-based components, electronic components, chemistries, original equipment manufacturers (“OEM”) products, plastics and other petroleum-based products. The cost and availability of certain of these items can be subject to shifting trade policies around the world, including tariffs and trade protectionism measures that can impact the cost and/or availability of components. Prices of oil and gas also affect the Company’s costs for freight and utilities and have an indirect impact on the cost of other purchased materials. The Company purchases raw materials from a large number of sources around the world. No single supplier is material to the Company. For some components that require particular specifications or regulatory or other qualifications only a single supplier or a limited number of suppliers can readily provide such components. The Company utilizes a number of techniques to address potential disruption in and other risks relating to its supply chain, including in certain cases the use of safety stock, alternative materials and qualification of multiple supply sources.
During 2025, there were no material effects on the business related to the availability of raw materials. For a further discussion of risks related to the materials and components required for the Company’s operations, refer to “Item 1A. Risk Factors.”
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
Human Capital
As of December 31, 2025, the Company had approximately 60,000 employees (whom we refer to as “associates”), of whom approximately 22,000 were employed in North America, 20,000 in Western Europe, 3,000 in other developed markets and 15,000 in high-growth markets. Approximately 58,000 of the Company’s total employees were full-time and 2,000 were part-time employees. Of the U.S. employees, 249 were hourly-rated, unionized employees. Outside the U.S., the Company has government-mandated collective bargaining arrangements and union contracts in certain countries, particularly in Europe where many of the Company’s employees are represented by unions and/or works councils.
Danaher is committed to attracting, developing, engaging and retaining the best people from around the world to sustain and grow our science and technology leadership. As noted above, “Consistently attracting and retaining exceptional talent” is one of our three strategic priorities and “The Best Team Wins” is one of our five Core Values, reflecting the critical role our human capital plays in supporting our strategy. Our human capital strategy spans multiple key dimensions including the following:
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
•Retention
◦Compensation and Benefits. We are committed to offering competitive compensation and benefits, tailored in form and amount to geography, industry, experience and performance and designed to attract associates, motivate and reward performance, drive growth and support retention. We have a common job architecture across our businesses to provide a standardized framework for defining jobs, job families, and career levels, and set pay structures for each career level (adjusted as appropriate for the particular job family, industry and geography) based on a range of compensation surveys.
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
Research and Development
The Company conducts research and development (“R&D”) activities for the purpose of developing new products, enhancing the functionality, effectiveness, ease of use and reliability of its existing products and expanding the applications for which uses of its products are appropriate. The Company’s R&D efforts include internal initiatives and those that use licensed or acquired technology, and we work with a number of leading research institutions, universities and clinicians around the world to develop, evaluate and clinically test our products. The Company conducts R&D activities primarily in North America, Europe and Asia and generally on a business-by-business basis. The Company anticipates that it will continue to make significant expenditures for R&D as it seeks to provide a continuing flow of innovative products and services to maintain and improve its competitive position. For a discussion of the risks related to the need to develop and commercialize new products and product enhancements, refer to “Item 1A. Risk Factors.”
Government Contracts
Although the substantial majority of the Company’s revenue in 2025 was from customers other than governmental entities, each of Danaher’s segments has agreements relating to the sale of products to government entities. As a result, the Company is subject to various statutes and regulations that apply to companies doing business with governments. For a discussion of risks related to government contracting requirements, refer to “Item 1A. Risk Factors.” No material portion of Danaher’s business is subject to renegotiation of profits or termination of contracts at the election of a government entity.
Regulatory Matters
The Company faces extensive government regulation both within and outside the U.S. relating to its operations, including the development, manufacture, marketing, sale and distribution of its products and services. The following sections describe certain significant regulations that the Company is subject to. These are not the only regulations that the Company’s businesses must comply with. For a description of the risks related to the regulations that the Company’s businesses are subject to, refer to “Item 1A. Risk Factors.”
Medical Device Regulations
Many of our products are classified as medical devices and are subject to restrictions under domestic and foreign laws, rules, regulations, self-regulatory codes, circulars and orders, including, but not limited to, the U.S. Food, Drug, and Cosmetic Act (the “FDCA”). The FDCA requires these products, when sold in the U.S., to be safe and effective for their intended uses and to comply with the regulations administered by the U.S. Food and Drug Administration (“FDA”). The

FDA regulates the design, development, research, preclinical and clinical testing, introduction, manufacture, advertising, labeling, packaging, marketing, distribution, import and export and record keeping for such products. Many medical device products are also regulated by comparable agencies in non-U.S. countries in which they are produced or sold.
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
We must also comply with post-market surveillance regulations, including medical device reporting requirements which require that we review and report to the FDA any incident in which our products may have caused or contributed to a death or serious injury. We must also report any incident in which our product has malfunctioned if that malfunction would likely cause or contribute to a death or serious injury if it were to recur.
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

Other Healthcare Laws
We are also subject to the U.S. Foreign Corrupt Practices Act and various healthcare related laws regulating fraud and abuse, R&D, pricing and sales and marketing practices, and the privacy and security of health information, including the U.S. federal regulations described below. Many states, foreign countries and supranational bodies have also adopted laws and regulations similar to, and in some cases more stringent than, the U.S. federal regulations discussed above and below, including the UK Bribery Act and similar anti-bribery laws.
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
Environmental Laws and Regulations
For a discussion of the environmental laws and regulations that the Company’s operations, products and services are subject to and other environmental contingencies, refer to Note 17 to the accompanying Consolidated Financial Statements included in this Annual Report. For a discussion of risks related to compliance with environmental and health and safety laws and risks related to past or future releases of, or exposures to, hazardous substances, refer to “Item 1A. Risk Factors.”
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
In addition, under U.S. laws and regulations, U.S. companies and their subsidiaries and affiliates outside the U.S. are prohibited from participating or agreeing to participate in unsanctioned foreign boycotts in connection with certain business activities, including the sale, purchase, transfer, shipping or financing of goods or services within the U.S. or between the U.S. and other countries. If we, or third-parties through which we sell or provide goods or services, violate anti-boycott laws and regulations, we may be subject to civil or criminal enforcement actions and varying degrees of liability.
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

Sustainability
Our sustainability strategy is to help generations of our stakeholders by innovating products that improve lives and our planet, building the best team and protecting our environment. This strategy aligns with Danaher’s commitment to “Innovation at the Speed of Life,” our Core Values, as well as key UN Sustainable Development Goals under the United

Nations 2030 Agenda for Sustainable Development. Our sustainability strategy is informed by and grounded in the feedback we continually solicit from our stakeholders. Within each of the strategic elements of our sustainability program, where feasible and appropriate, we seek to quantify our performance and set goals to encourage continuous improvement.
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
Our business is sensitive to general economic conditions, such as elevated inflation and interest rates that have been experienced in domestic and international markets in recent years as well as the policy disruptions and uncertainties that have followed the 2025 change in administration in the U.S. Our operational costs, including the cost of energy, materials, labor, distribution and our other operational and facilities costs are subject to market conditions, including inflationary pressures. In addition to inflation and interest rates, slower economic growth in the domestic and/or international markets, actual or anticipated default on sovereign debt, volatility in the currency and credit markets, high levels of unemployment or underemployment, labor availability constraints, reduced levels of capital expenditures, changes or anticipation of potential changes in government trade, fiscal, tax and monetary policies (including as a result of the 2025 change in administration in the U.S.), government stimulus measures and the anticipation thereof, changes in capital requirements for financial institutions, government budget negotiation dynamics, sequestration or government shut-downs, austerity measures and other challenges that affect economies of the world have in the past adversely affected, and may in the future adversely affect, the Company and its distributors, customers and suppliers, including having the effect of:
•reducing demand for our products and services, limiting the financing available to our customers and suppliers, increasing order cancellations and resulting in longer sales cycles and slower adoption of new technologies;
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
We generally sell our products and services in industries that are characterized by rapid technological changes, frequent new product introductions and changing industry standards. If we do not develop innovative new and enhanced products and services on a timely basis, our offerings will become obsolete over time and our business and financial statements will suffer. Our success depends on several factors, including our ability to:
•correctly identify customer needs and preferences, predict future needs and preferences, anticipate and respond to our competitors’ innovation and allocate R&D funding accordingly;
•differentiate our offerings from our competitors’ offerings and avoid commoditization;
•innovate and develop new technologies and applications acquire or obtain rights to third-party technologies that may have valuable applications in our served markets and convince customers to adopt new technologies;
•obtain adequate intellectual property rights with respect to key technologies before our competitors do;
•successfully commercialize new technologies in a timely manner, price them competitively and cost-effectively manufacture and deliver sufficient volumes of new products of appropriate quality on time; and
•obtain necessary regulatory approvals of appropriate scope (including with respect to medical device products by demonstrating satisfactory clinical results where applicable as well as achieving third-party reimbursement).
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
The healthcare industry and related industries that we serve have undergone, and are in the process of undergoing, significant changes in an effort to reduce (and increase the predictability of) costs, including the following:
•Many of our customers, and the end-users to whom our customers supply products, rely on government funding of and reimbursement for healthcare products and services and research activities. The PPACA, healthcare austerity measures in other countries and other potential healthcare reform changes and government austerity measures have reduced and may further reduce the amount of government funding or reimbursement available to customers or end-users of our products and services and/or the volume of medical procedures using our products and services. For example, the Protecting Access to Medicare Act of 2014 (“PAMA”) introduced a multi-year pricing program for services payable under the Clinical Laboratory Fee Schedule (“CLFS”) that is designed to bring Medicare allowable amounts in line with the amounts paid by private payors. It is still unclear whether and to what extent these new rates will affect overall pricing and reimbursement for clinical laboratory testing services, but to the extent our customers conclude that Medicare reimbursement for these services is inadequate, it can adversely impact the prices at which we sell our products. In addition, the Inflation Reduction Act of 2022 contains various drug price negotiation, inflationary rebate and government-established pricing provisions with varying implementation dates and subjects manufacturers who fail to adhere to the government’s interpretation of the law to penalties. The 2025 change in U.S. administration may also result in further changes that unfavorably impact the healthcare industry and our business.
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
In 2025 approximately 59% of our sales from continuing operations were derived from customers outside the U.S. In addition, many of our manufacturing operations, suppliers and employees are located outside the U.S. Since our growth strategy depends in part on our ability to further penetrate markets outside the U.S. and increase the localization of our products and services, we plan to continue to increase our sales and presence outside the U.S., particularly in the high-growth markets. Our non-U.S. business (and particularly our business in high-growth markets) is subject to risks that include:
•trade protection measures, tariffs, embargoes and import or export restrictions and requirements;
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
•capital controls, limitations on ownership and on repatriation of earnings and cash and the potential for nationalization of enterprises;
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
In 2025 we generated approximately 11% of our sales from continuing operations from China. Accordingly, political, economic, legal, compliance, social and business conditions in China generally can adversely influence our business and financial statements. Additionally, China’s government continues to play a significant role in regulating industry development by imposing sector-specific policies, and it maintains control over China’s economic growth through setting monetary policy and determining treatment of particular industries or companies. Further, considerable uncertainty exists regarding the long-term effects of the fiscal policies pursued by China as well as some of the world’s other leading economies. Uncertainty or adverse changes to conditions in China or the policies of China’s government or its laws and regulations can adversely affect the overall economic growth of China, or of the particular industries in which we participate, and have adversely affected and may in the future adversely affect our business and financial statements.
Our growth can suffer if the markets into which we sell our products and services decline, do not grow as anticipated or experience cyclicality.
Our growth depends in part on the growth of the markets which we serve, and visibility into our markets can be limited (particularly for markets into which we sell through distribution). Our quarterly sales and profits depend substantially on the volume and timing of orders received during the quarter, which are difficult to forecast. Any decline or lower than expected growth in our served markets can diminish demand for our products and services and adversely affect our business and financial statements and any failure to accurately forecast demand, cost levels and financial performance can adversely impact our business, financial statements and stock price. Certain of our businesses operate in industries that experience seasonality, or industries that have experienced and may continue to experience periodic, cyclical downturns. For example, demand for our molecular diagnostics products is typically heavier in anticipation of and during respiratory season, and in the past has been impacted and in the future will be impacted by the degree of severity of the flu and COVID-19 season as well as by outbreaks of other infectious diseases. Certain of our businesses have also experienced cyclical dynamics as a result of factors such as inventory de-stocking, high interest rates and depressed funding levels for biotechnology companies. In addition, lower levels of funding available to biotechnology companies (particularly smaller and emerging companies) in recent years has reduced demand for certain of our products and may have a similar impact in the future.
In addition, in certain of our businesses demand depends on customers’ capital spending budgets, government funding policies (including research funding policies) and interest rates, and matters of public policy and government budget, fiscal and monetary dynamics as well as product and economic cycles can affect the spending decisions of these entities. The availability of governmental research funding has been, and may in the future be, adversely affected by policy changes, economic conditions and governmental spending reductions, including the downsizing or reduced funding of certain government agencies.

Demand for our products and services is also sensitive to changes in customer order patterns, which may be affected by announced price changes, marketing or promotional programs that may accelerate demand in a particular fiscal period and diminish demand in subsequent periods, new product introductions, the timing of industry trade shows and changes in distributor or customer inventory levels due to distributor or customer management thereof or other factors. Any of these factors could adversely affect our business and financial statements in any given period.
Uncertainties with respect to the development, deployment, and use of AI in our business and products may result in harm to our business and reputation.
We are in the early stages of incorporating AI, including machine learning technologies, into our business activities and our product and service offerings. As with many innovations, AI presents risks and challenges that could adversely impact our business. The development, adoption, and use of AI technologies are still in their early stages and ineffective, inadequate or premature AI development or deployment practices could result in unintended consequences such as competitive harm, regulatory penalties, legal liability or brand or reputational harm. For example, AI algorithms may be flawed or may be based on datasets that are biased or insufficient or contain errors. In addition, any disruption or failure in the AI functionality we incorporate into our business activities, products or services could adversely impact our business or result in delays or errors in our offerings. Conversely, any failure to successfully develop and deploy AI in our business activities, products and services could adversely affect our competitiveness (particularly if our competitors successfully deploy AI in their businesses, products and services), and the development and deployment of AI has required and will require additional investment that increases our costs. There also may be real or perceived social harm, unfairness, or other outcomes that could undermine public confidence in the use and deployment of AI. Incorporating AI into our business operations presents new risks relating to intellectual property, disclosure of confidential data, data protection, data privacy and cybersecurity. For example, incorporating confidential information into AI systems may result in the loss of intellectual property or attorney-client privilege protections, and our use of AI technologies to develop products or services may adversely affect our intellectual property rights or violate third-party intellectual property rights. Any of the foregoing may result in decreased demand for our products or harm to our business, financial statements or reputation.
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
Our global operations expose us to risks associated with public health crises, including epidemics and pandemics such as COVID-19. The global spread of COVID-19 led to unprecedented restrictions on, and disruptions in, business and personal activities, including as a result of preventive and precautionary measures that we, other businesses, our communities and governments undertook to mitigate the spread. Any future epidemic or pandemic could negatively impact the economies and financial markets of the world and our business and financial statements. To the extent we develop and sell products to address epidemics or pandemics, we may experience volatility and declines in demand that are unanticipated in timing or magnitude, which could adversely affect our business and financial statements.
Certain of our businesses rely on relationships with business partners and other third-parties for development, supply and/or marketing of certain products, potential products and technologies, and such business partners or other third-parties could fail to perform sufficiently.
For certain of our businesses, success in penetrating target markets depends in part on their ability to develop and maintain business relationships with other companies. Relying on these relationships is risky because, among other things, our business partners may (1) have insufficient capital resources or otherwise fail to devote sufficient resources to the success of our collaborations; (2) fail to obtain regulatory approvals necessary to continue the collaborations in a timely manner; (3) compete with us; (4) disagree with us on key details of the business relationship; (5) fail to comply with applicable laws, regulatory requirements and/or applicable contractual obligations; and (6) become insolvent or terminate or decline to renew existing relationships on acceptable terms, which may require us to devote additional resources to product development and commercialization and/or cancel programs. The realization of any of these risks could adversely affect our business and financial statements.
Acquisition, Divestiture and Investment Risks
Failing to consummate acquisitions at our historical rate and at appropriate prices, and to make appropriate investments that support our long-term strategy, can negatively impact our business.
Our ability to grow revenues, earnings and cash flow at or above our historic rates depends in part upon our ability to identify and successfully acquire and integrate businesses at appropriate prices and realize anticipated synergies, and to make appropriate investments that support our long-term strategy. Over the past several years we have not consummated acquisitions at rates similar to our historical practice and going forward we may not be able to consummate acquisitions at rates similar to our historical practice, which can adversely impact our business. Promising acquisitions and investments, such as our pending acquisition of Masimo Corporation, are difficult to identify and complete for a number of reasons, including high valuations, competition among prospective buyers or investors, the availability of affordable funding in the capital markets and the need to satisfy applicable closing conditions and obtain applicable antitrust and other regulatory approvals on acceptable terms. For example, antitrust scrutiny by regulatory agencies and changes to regulatory approval processes in the U.S. and non-U.S. jurisdictions may cause approvals to take longer than anticipated to obtain, may not be obtained at all, or may contain burdensome conditions, which may jeopardize, delay or reduce the anticipated benefits of acquisitions to us and could impede the execution of our business strategy. In addition, competition for acquisitions and investments has resulted and may result in higher purchase prices. Changes in accounting or regulatory requirements or instability in the credit markets could also adversely impact our ability to consummate acquisitions and investments.
Our acquisition of businesses, investments, joint ventures and other strategic relationships can negatively impact our business and financial statements.
As part of our business strategy, we acquire businesses, make investments and enter into joint ventures and other strategic relationships in the ordinary course, and we also from time to time complete more significant transactions; refer to “Item 7. MD&A” for additional details. Acquisitions (including our pending acquisition of Masimo Corporation), investments, joint ventures and strategic relationships involve a number of financial, accounting, managerial, operational, legal, compliance and other risks and challenges, including but not limited to the following, any of which can adversely affect our business and financial statements:
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
Operational Risks
Significant disruptions in, or breaches in security of, our IT systems or data or violation of data privacy laws can adversely affect our business and financial statements.
We rely on IT systems, some of which are provided and/or managed by third-parties, to collect, use, store, transfer and otherwise process electronic information (including sensitive data such as confidential business information and personal data relating to employees, customers, other business partners and patients), and to manage or support a variety of critical business processes and activities (such as receiving and fulfilling orders, billing, collecting and making payments, shipping products, providing services and support to customers and fulfilling contractual obligations). Errors, defects, security issues or other vulnerabilities in third-party technology or in the integration of third-party technology with our systems or products could result in errors that could harm our business. In addition, some of our products and services, including those related to remote monitoring, incorporate software and IT that house personal data and some products or software we sell to customers connect to our systems for maintenance or other purposes. We also have products and systems that connect to the internet, hospital networks, electronic medical record systems or electronic health record systems. Our systems, products and services (including those we acquire through business acquisitions) are susceptible to being damaged, disrupted or shut down due to attacks by computer hackers, computer viruses, ransomware, human error or malfeasance (including by employees), power outages, hardware failures, telecommunication or utility failures, catastrophes, war, conflicts or other unforeseen events, and in any such circumstances our system redundancy and other disaster recovery planning may be ineffective or inadequate. Certain attacks also target hardware, software and information installed, stored or transmitted in our products after such products have been purchased and incorporated into third-party products, facilities or infrastructure. Security breaches of systems provided or enabled by us, regardless of whether the breach is attributable to a vulnerability in our products or services, or security breaches of third-party suppliers we rely on to process, store or transmit electronic information, can result in the misappropriation, destruction or unauthorized disclosure of confidential information or personal data belonging to us or to our employees, partners, customers, patients or suppliers. In some cases, we may address software and hardware vulnerabilities through security updates and patches we make available to customers, and such vulnerabilities may persist if customers do not promptly install (or promptly schedule service in connection with) such updates and patches. Like most multinational corporations, our IT systems and data have been subject to computer viruses, malicious codes, unauthorized access and other cyber-attacks and we expect the sophistication and frequency of such attacks to continue to increase. Unauthorized tampering, adulteration or interference with our products may also adversely affect product functionality and result in loss of data, risk to patient safety and product recalls or field actions. In addition, the rapid evolution and increased adoption of AI, including adopted by computer hackers or other malicious actors, may intensify our cybersecurity risks. The attacks, breaches, misappropriations and other disruptions and damage described above have the ability to interrupt our operations or the operations of our customers and partners, delay production and shipments, result in theft of our and our customers’ intellectual property and trade secrets, result in disclosure of personal data, damage customer, patient, business partner and employee relationships and our reputation and result in defective products or services, legal claims and proceedings, liability and penalties under privacy and other laws and increased costs for security and remediation, in each case resulting in an adverse effect on our business and financial statements. Our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches.
In addition, any businesses or technologies that we acquire may exacerbate the risks set forth above, for example due to acquired vulnerabilities or threats that were unknown or were ineffectively managed.
Our IT systems require an ongoing commitment of significant resources to maintain and enhance existing systems and develop new systems to keep pace with continuing rapid changes in information processing technology, evolving legal and regulatory standards, evolving customer expectations, changes in the techniques used to obtain unauthorized access to data and information systems, and the IT needs associated with our changing products and services. These risks are exacerbated by the increasing importance of AI and the increasing incorporation of AI in our business. There can be no assurance that we will be able to successfully maintain, enhance and upgrade our systems as necessary to effectively address these requirements.
Any inability to maintain reliable IT systems and appropriate controls with respect to global data privacy and security requirements and prevent data breaches can result in adverse regulatory and business consequences and litigation. As a global organization, we are subject to data privacy and security laws, regulations and customer-imposed controls in numerous jurisdictions as a result of having access to and processing confidential, personal and/or sensitive data in the course of our business. For example, entities that are found to be in violation of HIPAA as the result of a breach of unsecured patient health information, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations.
In addition, a significant number of countries where we operate have enacted privacy or data protection laws, rules and regulations, many of which have extraterritorial scope, with significant penalties for non-compliance. For example, failure to comply with the requirements of the GDPR and the applicable national data protection laws of the EU member states and other states subject to the GDPR may result in fines of up to €20 million or up to 4% of total worldwide annual turnover for the preceding financial year, whichever is higher, and other administrative penalties. Please see “Item 1. Business—Regulatory Matters” for additional information. Data privacy regulation and enforcement continues to evolve, with recent, increased focus on topics such as the use of AI, biometrics and surveillance technologies.

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
If we suffer loss to our facilities, supply chains, distribution systems or IT systems due to catastrophe or other events, our operations could be seriously harmed.
Our facilities, supply chains, distribution systems and IT systems are subject to catastrophic loss due to fire, flood, cyber-attack, earthquake, hurricane, power shortage or outage, public health crisis (including epidemics and pandemics) and the reaction thereto, war, terrorism, riot, public protest or other natural or man-made disasters, such as the COVID-19 pandemic and the damage caused to our facilities by Hurricane Maria in Puerto Rico in 2017. If any of these facilities, supply chains or systems were to experience a catastrophic loss, it could disrupt our operations, delay production and shipments, result in defective products or services, diminish demand, damage customer relationships and our reputation and result in legal exposure and significant repair or replacement expenses. The third-party insurance coverage that we maintain varies from time to time in both type and amount depending on cost, availability and our decisions regarding risk retention, and may be unavailable or insufficient to protect us against such losses.
Climate change, legal or regulatory measures to address climate change and other sustainability topics and any inability on our part to address the range of stakeholder expectations relating to climate change and other sustainability topics may negatively affect us.
Climate change resulting from increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere presents risks to our operations. Physical risk resulting from acute changes (such as hurricane, tornado, wildfire or flooding) or chronic changes (such as droughts, heat waves or sea level changes) in climate patterns can adversely impact our facilities and operations and disrupt our supply chains and distribution systems. Concern over climate change can also result in new or additional legal, regulatory or quasi-regulatory requirements designed to reduce greenhouse gas emissions, mitigate the effects of climate change on the environment and/or increase disclosures with respect thereto, such as California laws requiring certain companies to disclose greenhouse gas emissions data and climate-related financial risks. Any such new or additional requirements relating to climate change or other sustainability topics may increase the costs associated with, or disrupt, sourcing, manufacturing and distribution of our products, which may adversely affect our business and financial statements. In addition, any failure to adequately address regulatory requirements (such as the new regulations certain jurisdictions have adopted relating to false or misleading claims about a company’s sustainability practices, and changes in U.S. federal law and policy related to diversity practices) or the range of stakeholder expectations with respect to sustainability matters may result in penalties, loss of business, adverse reputational impacts, diluted market valuations and challenges in attracting and retaining customers and employees. For example, our ability to achieve our current and future sustainability goals is uncertain and remains subject to numerous risks, including evolving regulatory requirements and stakeholder expectations, the availability of suppliers and other business partners that can meet our sustainability expectations, the effects of the organic and inorganic growth of our business, cost considerations, the availability of third-party performance or data beyond our control and third-party development of cost-effective technologies or resources that are made available to us and support our goals.

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
•Governmental entities may adopt regulations or other requirements that give them rights to certain of our intellectual property, technology and/or proprietary information, or limit our ability to transfer data or technology out of certain jurisdictions;
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
From time to time, we receive notices from third-parties alleging intellectual property infringement or misappropriation of third-parties’ intellectual property and we cannot be certain that the conduct of our business does not and will not infringe or misappropriate the intellectual property rights of others. Disputes or litigation regarding intellectual property can be costly and time-consuming to defend due to the complexity of many of our technologies and the uncertainty of intellectual property litigation. Our intellectual property portfolio may not be useful in asserting a counterclaim, or negotiating a license, in response to a claim of infringement or misappropriation. In addition, as a result of such claims of infringement or misappropriation, we could lose our rights to critical technology, be unable to license critical technology or sell critical products and services, be required to pay substantial damages or license fees with respect to the infringed rights, be required to license technology or other intellectual property rights from others, be required to cease marketing, manufacturing or using certain products or be required to redesign, re-engineer or re-brand our products at substantial cost, any of which could adversely impact our business and financial statements. Third-party intellectual property rights may also make it more difficult or expensive for us to meet market demand for particular product or design innovations. When we are required to seek licenses under patents or other intellectual property rights of others, we are not always able to acquire these licenses on acceptable terms, if at all. Even if we successfully defend against claims of infringement or misappropriation, we may incur significant costs and diversion of management attention and resources, which could adversely affect our business and financial statements.
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
Financial and Tax Risks
From time to time our outstanding debt has increased significantly as a result of acquisitions, and we expect to incur additional debt in the future. Our existing and future indebtedness may limit our operations and our use of our cash flow and negatively impact our credit ratings; and any failure to comply with the covenants that apply to our indebtedness could adversely affect our business and financial statements.
As of December 31, 2025, we had approximately $18.4 billion in outstanding indebtedness. In addition, we had the ability to incur approximately $3.9 billion of additional indebtedness in direct borrowings or under our outstanding commercial paper facilities based on the amounts available under our credit facilities that were not being used to backstop outstanding commercial paper balances. From time to time our outstanding debt has increased significantly as a result of acquisitions, and we may incur additional debt in the future. For example, the Company expects to incur debt to finance a portion of the purchase price for our pending acquisition of Masimo Corporation. Our debt level and related debt service obligations can have negative consequences, including (1) requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our debt, which reduces the funds we have available for other purposes such as acquisitions and other investments; (2) reducing our flexibility in planning for or reacting to changes in our business and market conditions; and (3) exposing us to interest rate risk on any variable rate debt we may issue, particularly in light of increases in interest rates. If our credit ratings are downgraded or put on watch for a potential downgrade, we may not be able to sell additional debt securities or borrow money in the amounts, at the times or interest rates or upon the more favorable terms and conditions that might be available if our current credit ratings were maintained.
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
As of December 31, 2025, the net carrying value of our goodwill and other intangible assets totaled approximately $61.0 billion. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of our assets, changes in the structure of our business, divestitures, market capitalization declines, or increases in associated discount rates can impair our goodwill and other intangible assets. In 2025 and prior periods, we recognized impairment charges relating to certain non-goodwill intangible assets, and in the future, we could recognize charges related to the impairment of goodwill or other intangible assets. Any such impairment charges adversely affect our financial statements in the periods recognized.
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
We are subject to income taxes in the U.S. and in numerous non-U.S. jurisdictions. Due to the potential for changes to tax laws and regulations or changes to the interpretation thereof (including regulations and interpretations pertaining to the One Big Beautiful Bill Act (“OBBBA”)), the ambiguity of tax laws and regulations, the subjectivity of factual interpretations, the complexity of our intercompany arrangements, uncertainties regarding the geographic mix of earnings in any particular period, and other factors, our estimates of effective tax rate and income tax assets and liabilities can be incorrect and our financial statements could be adversely affected; please refer to “Item 7. MD&A” for a discussion of additional factors that may adversely affect our effective tax rate and decrease our profitability in any period. The impact of the factors referenced in the preceding sentence may be substantially different from period-to-period. In addition, the amount of income taxes we pay is subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. tax authorities, such as the audits described in MD&A and the Company’s Consolidated Financial Statements. If audits result in payments or assessments different from our reserves, our results can be adversely affected. Any further changes to the tax system in the United States or in other jurisdictions could also adversely affect our financial statements.
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
Military conflicts (such as the conflicts between Russia and Ukraine and in the Middle East) can adversely affect our business and financial statements, including as a result of sanctions, embargoes, regional instability, geopolitical shifts and adverse impacts on energy supplies and prices. Military conflicts also heighten other risks disclosed in this Annual Report, any of which can adversely affect our business and financial statements.
The Company has suspended the shipment of products to Russia with the exception of products for the purposes of diagnosing and treating patients and producing vaccines and therapeutics. In 2025, Russia, Ukraine and Israel sales combined accounted for less than 1% of the Company’s sales.

Legal, Regulatory, Compliance and Reputational Risks
Significant developments or changes in national laws or policies to protect or promote domestic interests and/or address foreign competition can have an adverse effect on our business and financial statements.
Significant developments or changes in national laws or policies to protect or promote domestic interests and/or address foreign competition, including laws and policies in areas such as trade, manufacturing, government purchasing, healthcare, intellectual property, regulatory enforcement and investment/development, can adversely affect our business and financial statements. The U.S. has announced and/or implemented significant new tariffs on imports from a wide range of countries, which has prompted retaliatory tariffs by a number of countries and a cycle of retaliatory tariffs by both the U.S. and other countries. Subsequently, actions have been taken by the U.S. and certain other countries to modify certain of these tariffs and/or delay their effective dates, and the U.S. has entered into trade agreements with certain countries implementing new tariffs. In February 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”), which the U.S. administration relied on to impose certain tariffs, does not authorize the administration to impose tariffs. In response, the administration announced plans to implement new tariffs under alternative statutory authority. The full impact of the U.S. Supreme Court’s ruling and the administration’s response remain uncertain; as of the date of this Annual Report, a number of tariffs issued by the United States and other countries remain in effect.
Collectively, these tariffs increase the cost to us of supplies and components we import, which in turn has required and will require us to implement surcharges and/or increase the price of certain of our products, among other countermeasures; can increase the cost to our customers of certain of our finished goods, which together with the surcharges and price increases noted above can adversely impact demand for our products and our competitive positioning; could adversely impact the availability to us of certain products in certain countries and disrupt our supply chains, with related impacts to our operations; and could exacerbate inflation, diminish investment and result in broader negative impacts including increased political and economic instability and capital markets dislocation that may adversely impact demand for our products. In addition, whenever we are unable to fully recover higher costs, or whenever there is a time delay between the increase in costs and our ability to recover these costs, our margins and profitability are adversely affected. The full impact of the U.S. Supreme Court’s February 2026 ruling and the administration’s response remain uncertain, the U.S. may implement additional tariffs and other measures, further retaliatory tariffs and other retaliatory actions may follow and the risks and adverse effects noted above may increase. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the impact of these tariffs. Though the risks identified above in certain cases have already adversely impacted parts of our business, the full impact of these tariffs and other actions on the Company and on our business partners remains highly uncertain and subject to rapid change.
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
In addition to the environmental, health, safety, healthcare, medical device, anticorruption, data privacy, AI, sustainability and other regulations noted elsewhere in this Annual Report, our businesses are subject to extensive regulation by U.S.

and non-U.S. governmental and self-regulatory entities at the supranational, federal, state, local and other jurisdictional levels, including for example the following:
•We are required to comply with various import laws and export control and economic sanctions laws, which may affect our transactions with certain customers, business partners and other persons and dealings between our employees and between our subsidiaries. Compliance with the various import laws that apply to our businesses can restrict our access to, and increase the cost of obtaining, certain products and at times can interrupt our supply of imported inventory. In addition, we sell and provide products and technology to third-parties, such as agents, representatives and distributors, who may export such items to end-users. If we or any of these third-parties do not comply with applicable export or import laws we may incur liability. In addition, from time to time, certain of our subsidiaries have limited business dealings in countries subject to comprehensive sanctions. These business dealings represent an insignificant amount of our consolidated revenues and income but expose us to a heightened risk of violating applicable sanctions regulations. We have established policies and procedures designed to help ensure compliance with such laws and regulations but there can be no assurance that the policies and procedures have prevented and will prevent violations of these regulations, and any such violation can adversely affect our business and financial statements.
•We also have agreements to sell products and services to government entities as well as agreements relating to government financing, as discussed above (less than 5% of our 2025 sales were made to the U.S. federal government). The laws governing government contracts differ from the laws governing private contracts; for example, our government contracts are in some cases subject to termination, reduction or modification at the convenience of the government or in the event of changes in government requirements, reductions in federal spending and other factors. Government contracts that have been awarded to us following a bid process can become the subject of a bid protest by a losing bidder, which could result in loss of the contract. We are also subject to investigation and audit for compliance with the requirements governing government contracts.
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
We are subject to or otherwise responsible for a variety of litigation and other legal and regulatory proceedings in the course of our business (or related to the business operations of previously owned entities), including claims or counterclaims for damages arising out of the use of products or services and claims relating to intellectual property matters, employment matters, tax matters, commercial disputes, breach of contract claims, competition and sales and trading practices, environmental matters, personal injury, insurance coverage, securities matters, fiduciary duties and acquisition or divestiture-related matters, as well as regulatory subpoenas, requests for information, investigations and enforcement. We also from time to time become subject to lawsuits as a result of acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, businesses divested by us or our predecessors. The types of claims made in lawsuits include claims for compensatory damages, punitive and consequential damages (and in some cases, treble damages) and/or injunctive relief and include claims by individuals or groups seeking to represent a class (for additional information please see Note 17 in the Consolidated Financial Statements included in this Annual Report). The defense of these lawsuits can divert our management’s attention, we from time to time incur significant expenses in defending these lawsuits, and we can be required to pay damage awards or settlements or become subject to equitable remedies that adversely affect our business and financial statements. Moreover, any insurance or indemnification rights that we have may be insufficient or unavailable to protect us against such losses. Because most contingencies are resolved over long periods of time, new developments (including litigation developments, the discovery of new facts, changes in legislation and outcomes of similar cases), changes in assumptions or changes in the Company’s strategy in any given period can require us to adjust the loss contingency estimates that we have recorded in our financial statements, record estimates for liabilities or assets previously not susceptible of reasonable estimates or pay cash settlements or judgments. Any of these developments can adversely affect our business and financial statements in any particular period. There can be no assurance that our liabilities in connection with current and future litigation and other legal and regulatory proceedings will not exceed our estimates or adversely affect our financial statements and business.
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
To varying degrees, these regulators require us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing, distribution and post-marketing surveillance of our products. We cannot guarantee that we will be able to obtain regulatory clearance (such as 510(k) clearance) or approvals for our new products or modifications to (or additional indications or uses of) existing products within our anticipated timeframe or at all, and if we do obtain such clearance or approval it may be time-consuming, costly and subject to restrictions. Recent reductions in U.S. government agency staffing and government spending more generally could impact ordinary course operations of agencies with which we interact routinely (such as the FDA). Following these reductions, the agencies may lack adequate staff and resources to meet current review, approval and inspection schedules, which could delay the receipt of or otherwise adversely affect the outcomes of regulatory clearances or approvals we seek.
Our ability to obtain such regulatory clearances or approvals will depend on many factors, for example our ability to obtain the necessary clinical trial results, and the process for obtaining such clearances or approvals could change over time and may require the withdrawal of products from the market until such clearances are obtained. Even after initial regulatory clearance or approval, we are subject to periodic inspection by these regulatory authorities, and when safety issues arise we can be required to amend conditions for use of a product, such as providing additional warnings on the product’s label or narrowing its approved intended use, which could reduce the product’s market acceptance. We are also subject to various laws regulating fraud and abuse, R&D, pricing and sales and marketing practices, the privacy and security of health information as well as manufacturing and quality standards, including the federal regulations described in “Item 1. Business—Regulatory Matters.”
Government authorities have in the past and may in the future conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law. Failure to obtain required regulatory clearances or approvals before marketing our products (or before implementing modifications to or promoting additional indications or uses of our products), other violations of laws or regulations, failure to remediate inspectional observations to the satisfaction of these regulatory authorities, real or perceived efficacy or safety concerns or trends of adverse events with respect to our products (even after obtaining clearance for distribution) and unfavorable or inconsistent clinical data from existing or future clinical trials can lead to FDA Form 483 Inspectional Observations, warning letters, notices to customers, declining sales, loss of customers, loss of market share, remediation and increased compliance costs, recalls, seizures of adulterated or misbranded products, fines, expenses, injunctions, civil penalties, criminal penalties, consent decrees, administrative detentions, refusals to permit importations, partial or total shutdown of production facilities or the implementation of operating restrictions, narrowing of permitted uses for a product, refusal of the government to grant 510(k) clearance, suspension or withdrawal of approvals, pre-market notification rescissions and other adverse effects referenced under the risk factor titled “Our businesses are subject to extensive regulation; failure to comply with those regulations could adversely affect our business and financial statements.” Further, defending against any such actions can be costly and time-consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions brought against us, our business may be impaired. Ensuring that our operations and business arrangements with third-parties comply with applicable laws and regulations also involves substantial costs.
Our products can be subject to human clinical trials, the results of which may be unexpected, or perceived as unfavorable by the market, and could adversely affect our business and financial statements.
As a part of the regulatory process of obtaining marketing clearance for certain new products and new indications for certain existing products, we conduct and participate in clinical trials with a variety of study designs, patient populations and trial endpoints. Unexpected or inconsistent clinical data from existing or future clinical trials, a regulator’s or market perception of these clinical data and policy changes in a government’s or regulator’s receptiveness to approving particular technologies and products, can adversely impact our ability to obtain product approvals, our position in, and share of, the markets in which we participate and our business and financial statements. In addition, our products and services may support or be used in connection with customer products that are subject to clinical trials, and adverse results in any such clinical trials may adversely affect future demand for our products and services.
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
Our operations, products and services are subject to numerous U.S. federal, state, local and non-U.S. environmental, health and safety laws and regulations concerning, among other things, the health and safety of our employees, the generation, storage, use and transportation of hazardous materials, emissions or discharges of substances into the environment, investigation and remediation of hazardous substances or materials at various sites, chemical constituents in products and end-of-life disposal and take-back programs for products sold. For example, many regulatory agencies are imposing new and evolving regulatory requirements on the safe use of particular chemicals, including ethylene oxides and polyfluoroalkyl substances (“PFAS”) and their potential impact on health and the environment, which may impact both our direct operations and our supply chain. There can be no assurance that our environmental, health and safety compliance program (or the compliance programs of businesses we acquire) have been or will at all times be effective. Failure to comply with any of these laws can result in civil and criminal, monetary and non-monetary penalties and damage to our reputation. In addition, there can be no assurance that our costs of complying with current or future environmental protection and health and safety laws will not exceed our estimates or adversely affect our business or financial statements.
In addition, we from time to time incur costs related to remedial efforts or alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices. We are also from time to time party to personal injury, property damage or other claims brought by private parties alleging injury or damage due to the presence of or exposure to hazardous substances. We can also become subject to additional remedial, compliance or personal injury costs due to future events such as changes in existing laws or regulations, changes in agency direction or enforcement policies, developments in remediation technologies, changes in the conduct of our operations and changes in accounting rules. There can be no assurance that our liabilities arising from past or future releases of, or exposures to, hazardous substances will not exceed our estimates or adversely affect our reputation and financial statements or that we will not be subject to additional claims for personal injury or remediation in the future based on our past, present or future business activities. However, based on the information we have as of the date of this Annual Report we do not believe that it is reasonably possible that any amounts we may be required to pay in connection with environmental matters in excess of our reserves as of December 31, 2025, will have a material effect on our business or financial statements.
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
We maintain enterprise-wide cybersecurity policies that articulate Danaher’s expectations and requirements with respect to topics such as acceptable use of technology and data, data privacy, risk management, education and awareness and event and incident management. We regularly conduct exercises, with the support of outside domain experts, to improve the effectiveness of our processes and we periodically assess our processes against recognized cybersecurity frameworks. Consistent with our position that cybersecurity is the responsibility of every Danaher associate, we regularly educate and share best practices with our associates to raise awareness of cybersecurity threats. Every year, associates in applicable job categories are required to take information security and protection training as part of the Danaher Annual Training Program. We also conduct regular education and training for our associates through cyber-event simulations.

We strive to implement and maintain layered controls designed to prevent and, where necessary, detect and respond to cybersecurity threats. Our physical controls are designed to restrict access to locations that house significant physical IT assets. Our technical preventive controls include access restrictions and network security technologies. Our notification policies and processes are designed to have notifications and alerts escalated to the appropriate personnel on a timely basis to support effective review, response and compliance with legal requirements. In addition to event-specific notifications, data is aggregated and compiled on a regular basis to support the identification of trends and effective program review and oversight. We also recognize that Danaher is exposed to cybersecurity risks that affect third-parties whom we rely on to process, store or transmit our electronic information. To manage these risks, we maintain technical security controls as well as processes designed to facilitate Danaher’s identification of third-party cybersecurity risks.
Key elements of Danaher’s annual Enterprise Risk Management (“ERM”) program include an inventory and classification of key risk areas and topics; a methodology for scoring risks based on probability, severity and velocity of impact, and for trending key risks; and a framework for developing and implementing countermeasures for key risks. IT/cybersecurity is one of five topical areas required to be addressed as part of the annual ERM program. IT and cybersecurity risks are required to be scored using the same methodology applied to all other risk categories, which facilitates an evaluation of the significance and prioritization of cyber-related risks relative to wider business risks. In addition, Danaher policy requires the reporting of certain cybersecurity incident data to Danaher’s Risk Committee (comprising senior members of the legal, finance, internal audit and compliance functions) for consideration as part of the ERM process. Members of the Danaher Risk Committee present annually to the Danaher Board of Directors a report on the results of the ERM process, including with respect to IT and cybersecurity risks. As part of our cybersecurity risk management program, we also maintain cyber insurance in amounts and subject to coverage terms that are typical for companies of our type and size. However, such insurance may not be sufficient in type or amount to cover us against damages incurred or claims related to security breaches, cyber-attacks and other related breaches.
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
Cybersecurity Governance and Oversight
At the management level, Danaher’s cybersecurity program is led by the Company’s Chief Information Security Officer (“CISO”), who reports to Danaher’s Chief Information Officer (“CIO”), who in turn reports to Danaher’s Chief Technology and Artificial Intelligence Officer. Danaher’s CIO has served as a technology leader for over 25 years, leading cybersecurity, engineering, and operational functions as the CIO for multiple Danaher operating companies and at the Life Sciences segment prior to assuming the Danaher CIO role. Danaher’s CISO has served for more than 20 years in various information security roles, including serving as the CISO of two large, publicly-traded companies prior to joining Danaher. The CISO is supported by the Information Risk Steering Committee (“IRSC”), a management committee comprising senior members of the IT, legal, privacy, finance, internal audit and communications functions. The IRSC supports the CISO and CIO in overseeing and managing information security risks and in the event of a cybersecurity incident provides oversight and leadership with respect to incident investigation, mitigation and remediation.
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

ITEM 2. PROPERTIES
As of December 31, 2025, the Company had facilities in approximately 50 countries, including approximately 194 significant administrative, sales, R&D, manufacturing and distribution facilities. 77 of these facilities are located in the United States in over 20 states and 117 are located outside the United States, primarily in Europe, and to a lesser extent in Asia, Australia, Canada and South America. Refer to the accompanying Consolidated Financial Statements included in this Annual Report for additional information with respect to the Company’s lease commitments.

ITEM 3. LEGAL PROCEEDINGS
For information regarding legal proceedings, refer to Note 17 in the accompanying Consolidated Financial Statements included in this Annual Report.
Consistent with SEC Regulation S-K Item 103, we have elected to disclose those environmental proceedings (if any) with a governmental entity as a party where the Company reasonably believes such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1 million or more.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Set forth below are the names, ages, positions and experience of Danaher’s executive officers as of February 2, 2026. All of Danaher’s executive officers hold office at the pleasure of Danaher’s Board of Directors. Unless otherwise stated, the positions indicated are Danaher positions.

Name	Age	Position	Officer Since
Steven M. Rales	74	Chairman of the Board	1984
Mitchell P. Rales	69	Chairman of the Executive Committee	1984
Rainer M. Blair	61	President and Chief Executive Officer	2014
Matthew R. McGrew	53	Executive Vice President and Chief Financial Officer	2019
Christopher P. Riley	52	Executive Vice President	2024
Greg M. Milosevich	59	Executive Vice President	2025
Julie Sawyer Montgomery	53	Executive Vice President	2024
Georgeann F. Couchara	49	Senior Vice President – Human Resources	2022
Brian W. Ellis	59	Senior Vice President	2016
R. Bradley Gray	49	Senior Vice President – Strategic Development	2024
Jose-Carlos Gutierrez-Ramos	63	Senior Vice President – Chief Science Officer	2020
Jonathan Leiken	54	Senior Vice President – Chief Legal Officer	2025
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
Matthew R. McGrew has served as Executive Vice President and Chief Financial Officer since January 2019.
Christopher P. Riley has served as Executive Vice President since January 2024 after serving as Vice President – Group Executive of Danaher’s Life Sciences subsidiary from July 2022 to December 2023 and Vice President-Group Executive of Danaher’s Diagnostics subsidiary from January 2020 to July 2022.
Greg M. Milosevich has served as Executive Vice President since July 2025 after serving as Vice President – Group Executive of Danaher’s Life Science Innovations subsidiary from November 2021 through June 2025 and as President of Danaher’s Beckman Coulter Life Sciences subsidiary from June 2019 through October 2021.
Julie Sawyer Montgomery has served as Executive Vice President since July 2024 after serving as Vice President – Group Executive of Danaher’s Diagnostics subsidiary from January 2023 to June 2024 and President of Danaher’s Beckman Coulter Diagnostics subsidiary from January 2020 to December 2022.
Georgeann F. Couchara has served as Senior Vice President – Human Resources since April 2022, after serving as Vice President – Talent from January 2021 to April 2022 and Vice President – Human Resources for Danaher’s Life Sciences subsidiary from July 2019 to January 2021.

Brian W. Ellis has served as Senior Vice President since August 2025, after serving as Senior Vice President – General Counsel from 2016 until August 2025.
R. Bradley Gray has served as Senior Vice President – Strategic Development since joining Danaher in September 2024. Prior to joining Danaher, Mr. Gray served as President and CEO, and as a member of the board of directors of NanoString Technologies, Inc., a biotechnology company, from 2010 to May 2024. NanoString filed for bankruptcy in February 2024.
Jose-Carlos Gutierrez-Ramos has served as Senior Vice President – Chief Science Officer since joining Danaher in December 2020. Prior to joining Danaher, Dr. Gutierrez-Ramos served as Vice President – Drug Discovery for AbbVie, Inc., a biopharmaceutical company, from January 2020 to December 2020.
Jonathan Leiken has served as Senior Vice President – Chief Legal Officer since joining Danaher in August 2025. Prior to joining Danaher, Mr. Leiken served as Executive Vice President – Chief Legal Officer and Corporate Secretary of Dollar Tree Inc., a discount retailer, from August 2023 to August 2025, and as Executive Vice President – Chief Legal Officer and Secretary of Diebold Nixdorf, Inc., a financial and retail technology company, from 2014 to August 2023. Diebold Nixdorf and certain of its affiliated Dutch entities successfully completed voluntary, pre-packaged debt restructuring proceedings under US and Dutch bankruptcy law between June 2023 (filing) and August 2023 (emergence).

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the symbol DHR. As of February 2, 2026, there were 1,985 holders of record of Danaher’s common stock.
Any future payments of dividends on the Company’s common stock will be determined by Danaher’s Board of Directors and will depend on business conditions, Danaher’s earnings and other factors Danaher’s Board deems relevant.
Issuer Purchases of Equity Securities
The Company did not repurchase any shares of Company common stock during the three-month period ended December 31, 2025.
For an overview of the Company’s share repurchase programs, refer to Note 18 in the accompanying Consolidated Financial Statements included in this Annual Report.
The Company expects to fund any future stock repurchases using the Company’s available cash balances or proceeds from the issuance of debt. The Company repurchased shares of Company common stock during 2025 and 2024 as described in Note 18. The Company repurchased no shares of Company common stock in 2023 and no “affiliated purchaser” repurchased any shares of Company common stock during 2025, 2024 or 2023.
Recent Issuances of Unregistered Equity Securities
None

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide material information relevant to an assessment of Danaher’s financial condition and results of operations, including an evaluation of the amounts and certainty of cash flows from operations and from outside sources. The MD&A is designed to focus specifically on material events and uncertainties known to management that are reasonably likely to cause reported financial information not to be necessarily indicative of future operating results or of future financial condition. This includes descriptions and amounts of matters that have had a material impact on reported operations, as well as matters that are reasonably likely based on management’s assessment to have a material impact on future operations. The Company’s MD&A is divided into five sections:
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Estimates
•New Accounting Standards
This discussion and analysis should be read together with Danaher’s audited financial statements and related Notes thereto as of December 31, 2025 and 2024 and for each of the three years in the period ended December 31, 2025 included in this Annual Report. Management's discussion and analysis of financial condition and results of operations for 2023 is included in Item 7 of the Company’s Annual Report on Form 10-K with respect to the year ended December 31, 2024 filed with the Securities and Exchange Commission, and should be referred to for information regarding that period.
Unless otherwise indicated, all financial results in this report refer to continuing operations.
OVERVIEW
General
Refer to “Item 1. Business—General” for a discussion of Danaher’s strategic objectives and methodologies for delivering long-term shareholder value. Danaher is a multinational business with global operations. During 2025, approximately 59% of Danaher’s sales were derived from customers outside the United States. As a diversified, global business, Danaher’s operations are affected by worldwide, regional and industry-specific economic, political and geopolitical factors. Danaher’s geographic and industry diversity, as well as the range of its products and services, help mitigate the impact of any one industry or the economy of any single country, other than the United States, on its consolidated operating results. The Company’s individual businesses monitor key competitors and customers, including to the extent possible their sales, to gauge relative performance and the outlook for the future.
As a result of the Company’s geographic and industry diversity, the Company faces a variety of opportunities and challenges, including rapid technological development (particularly with respect to computing, automation, AI, mobile connectivity and digitization) in most of the Company’s served markets, the expansion and evolution of opportunities in high-growth markets, trends and costs associated with a global labor force, consolidation of the Company’s competitors, increasing regulation and a rapidly evolving trade environment. The Company operates in a highly competitive business environment in most markets, and the Company’s long-term growth and profitability will depend in particular on its ability to expand its business in high-growth geographies and higher-growth market segments, identify, consummate and integrate appropriate acquisitions and identify and consummate appropriate investments and strategic partnerships, develop innovative and differentiated new products and services with higher gross profit margins, expand and improve the effectiveness of the Company’s sales force, continue to reduce costs and improve operating efficiency and quality, and effectively address the demands of an increasingly regulated global environment and the rapidly evolving trade environment. The Company is making significant investments, organically and through acquisitions and investments, to address the rapid pace of technological change in its served markets and to position its manufacturing, R&D and customer-facing resources to be responsive to the Company’s customers throughout the world and improve the efficiency of the Company’s operations.
Business Performance
In 2025, the Company’s overall revenues and core sales increased 3.0% and 2.0%, respectively, compared to 2024. The increase in core sales is primarily due to higher core sales in the Biotechnology segment and, to a lesser extent, the Diagnostics segment, partially offset by lower core sales in the Life Sciences segment. Additionally, the impact of currency translation increased reported sales by 1.0% in 2025 compared to 2024. For the definition of “core sales” refer to “—Results of Operations” below.

Geographically, the Company’s sales in developed markets in 2025 increased 3% compared to 2024 and core sales in developed markets were up low-single digits driven primarily by mid-single digit core sales increases in Western Europe. The increase in core sales in developed markets was primarily driven by increases in the Biotechnology and Diagnostics segments, partially offset by decreased year-over-year core sales in the Life Sciences segment. For the same period, sales in high-growth markets increased year-over-year by 2% and core sales in high-growth markets were up low-single digits as a mid-single digit decline in core revenue in China was more than offset by increased core sales in other regions. In the high-growth markets, the Biotechnology and Life Sciences segments’ increase in core sales was partially offset by core sales declines in the Diagnostics segment. High-growth markets represented approximately 29% of the Company’s total sales in 2025.
The Company’s net earnings from continuing operations for the year ended December 31, 2025 totaled approximately $3.6 billion or $5.03 per diluted common share, compared to approximately $3.9 billion or $5.29 per diluted common share for the year ended December 31, 2024. 2025 intangible asset impairments net of 2024 intangible asset impairments, increased other expenses and decreased interest income, net of increased gross profit, drove the year-over-year decline in net earnings from continuing operations and diluted net earnings per common share from continuing operations. Refer to “—Results of Operations” for further discussion of the year-over-year changes in net earnings and diluted net earnings per common share for the years ended December 31, 2025 and 2024.
Danaher operates a diversified global supply chain and sources parts and materials globally. Since early 2025, the U.S. government has implemented significant new tariffs on imports from a wide range of countries, which has also prompted retaliatory tariffs and other actions by a number of countries, including tariffs and export restrictions on certain manufacturing components imposed by China and tariffs pursuant to trade agreements the U.S. has entered into with certain countries. In addition, a number of new tariffs have been threatened by the U.S. and other countries, including tariffs in certain industry sectors. The U.S. and other countries continue to negotiate trade arrangements and tariff levels. In February 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”), which the U.S. administration relied on to impose certain tariffs, does not authorize the administration to impose tariffs. In response, the administration announced plans to implement new tariffs under alternative statutory authority. The full impact of the U.S. Supreme Court’s ruling and the administration’s response remain uncertain; as of the date of this Annual Report, a number of tariffs issued by the United States and other countries remain in effect.
Based on the tariffs enacted and in effect as of December 31, 2025 (the “enacted tariffs”), the Company incurred incremental tariff costs for 2025 of less than $300 million. These incremental costs reflect increased costs of parts and materials used by the Company to produce products, as well as increased costs the Company incurred on finished goods shipped to customers. The Company largely offset the 2025 operating profit impact of the enacted tariffs with manufacturing footprint changes, supply chain adjustments, surcharges and additional productivity and cost savings actions.
To the extent the Company is unable to continue to largely offset the incremental cost from the enacted tariffs, enacted or threatened tariffs negatively impact future demand or the export restrictions negatively impact manufacturing, the Company’s revenue and profitability would be adversely impacted. If delayed or additional tariffs are implemented, the Company would incur additional tariff costs that could be material and the Company’s revenue and profitability could be adversely impacted.
In addition to changes in trade policy, the U.S. government has implemented a number of other regulatory, policy and personnel changes, including the elimination, downsizing and reduced funding of certain government agencies and programs and the cancellation or delay of government contracts and research grants. In addition, the U.S. government has changed the composition of and guidance from advisory panels on healthcare practices.
The full impact of the matters noted above on the Company, our customers, end-users and business partners, the overall economy and capital markets remains uncertain. In 2026 within the Biotechnology segment, the Company is assuming that the Bioprocessing sales growth trend will be similar to 2025, including continued growth in consumables driven by monoclonal antibody demand and the Company’s product offerings across the biologics workflow. In the Life Sciences segment, the Company assumes a modest improvement in end markets in 2026 compared to 2025, but anticipates sales growth rates will remain below historical levels given the current macro environment. In the Diagnostics segment, the Company assumes higher sales growth in 2026 compared to 2025 as the Company moves past the peak of headwinds from policy changes in China.

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
Sales Growth and Core Sales Growth (Decline)

	2025 vs. 2024	2024 vs. 2023
Total sales growth (GAAP)	3.0%	—%
Impact of:
Acquisitions/divestitures	—%	(2.0)%
Currency exchange rates	(1.0)%	0.5%
Core sales growth (decline) (non-GAAP)	2.0%	(1.5)%
2025 Sales Compared to 2024
Total sales increased 3.0% on a year-over-year basis in 2025 as core sales increased 2.0% resulting from the factors discussed below by segment. The impact of changes in currency exchange rates increased reported sales by 1.0% on a year-over-year basis primarily due to the impact of the weakening of the U.S. dollar against most other major currencies in 2025. Price increases contributed 0.5% to sales growth on a year-over-year basis and are reflected as a component of core sales growth above.
Operating Profit Performance
Operating profit margins decreased 130 basis points from 20.4% for the year ended December 31, 2024 to 19.1% for the year ended December 31, 2025. The following factors impacted year-over-year operating profit margin comparisons.
2025 vs. 2024 operating profit margin comparisons were unfavorably impacted by:
•2025 impairment charges related to a trade name in each of the Life Sciences and Diagnostics segments, impairment charges related to technology, other intangible assets and a facility in the Biotechnology segment and a facility in the Life Sciences segment, net of impairment charges related to a trade name in each of the Life Sciences and Diagnostics segments in 2024. Refer to Note 10 to the accompanying Consolidated Financial Statements for additional information - 120 basis points
•The impact of currency exchange rates and changes in the Company’s operational and administrative cost structure, net of higher 2025 core sales and the impact of product mix - 30 basis points

•Incremental dilutive effect in 2025 of acquired businesses and the impact of a product line disposition which did not qualify as discontinued operations - 20 basis points
2025 vs. 2024 operating profit margin comparisons were favorably impacted by:
•2024 loss on the termination of a commercial arrangement in the Diagnostics segment - 25 basis points
•2024 acquisition-related fair value adjustment to inventory related to the acquisition of Abcam plc (“Abcam”) - 10 basis points
•2025 resolution of an acquisition contingency in the Diagnostics segment - 5 basis points
Business Segments
Sales by business segment for the years ended December 31 are as follows ($ in millions):

	2025	2024	2023
Biotechnology	$7,293	$6,759	$7,172
Life Sciences	7,334	7,329	7,141
Diagnostics	9,941	9,787	9,577
Total	$24,568	$23,875	$23,890
For information regarding the Company’s sales by geographical region, refer to Note 5 to the accompanying Consolidated Financial Statements.

BIOTECHNOLOGY
The Biotechnology segment offers a broad range of equipment, consumables, software and services that are primarily used by customers to advance and accelerate the research, development, manufacture and delivery of biological medicines. The Company’s solutions support a broad range of biotherapeutics including monoclonal antibodies, recombinant proteins, replacement therapies such as insulin and vaccines, as well as novel cell, gene, mRNA and other nucleic acid therapies.
Biotechnology Selected Financial Data

	Year Ended December 31
($ in millions)	2025	2024	2023
Sales	$7,293	$6,759	$7,172
Operating profit	1,864	1,685	1,909
Depreciation	149	151	162
Amortization of intangible assets	902	863	864
Operating profit as a % of sales	25.6%	24.9%	26.6%
Depreciation as a % of sales	2.0%	2.2%	2.3%
Amortization as a % of sales	12.4%	12.8%	12.0%
Sales Growth (Decline) and Core Sales Growth (Decline)

	2025 vs. 2024	2024 vs. 2023
Total sales growth (decline) (GAAP)	8.0%	(6.0)%
Impact of:
Currency exchange rates	(1.5)%	1.5%
Core sales growth (decline) (non-GAAP)	6.5%	(4.5)%
2025 Sales Compared to 2024
Price increases in the segment contributed 2.0% to sales growth on a year-over-year basis during 2025 as compared with 2024 and are reflected as a component of core sales above.
During 2025, total Biotechnology segment sales increased 8.0% primarily as a result of increased core sales in the bioprocessing business, and to a lesser extent, the impact of currency exchange rates. The year-over-year increase in core sales was led by increased sales of consumables, partially offset by declines in equipment sales. Geographically, the increase in core sales was led by North America and Western Europe.

The year-over-year core sales increase in the segment was led by high-single digit increases in core sales in the bioprocessing business and was primarily driven by improved consumables demand from large pharmaceutical and CDMO customers, partially offset by lower year-over-year demand for equipment. Core sales in the discovery and medical business decreased year-over-year primarily due to lower demand for protein research equipment in the life science research end-market.
Operating Profit Performance
Operating profit margins increased 70 basis points during 2025 as compared to 2024. The following factors impacted year-over-year operating profit margin comparisons.
2025 vs. 2024 operating profit margin comparisons were favorably impacted by:
•Higher 2025 core sales and the impact of product mix, net of the impact of currency exchange rates and changes in leverage from the Company’s operational and administrative cost structure - 200 basis points
2025 vs. 2024 operating profit margin comparisons were unfavorably impacted by:
•2025 impairment charges related to technology, other intangible assets and a facility - 130 basis points
Amortization of intangible assets as a percentage of sales decreased in 2025 as compared with 2024 due to the increase in sales.

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
As discussed in Note 10 to the accompanying Consolidated Financial Statements, during the third quarter of 2025, the Company reorganized and integrated certain businesses within its Life Sciences segment to better serve the Company’s customers in new market segments and to respond to current market conditions.
Life Sciences Selected Financial Data

	Year Ended December 31
($ in millions)	2025	2024	2023
Sales	$7,334	$7,329	$7,141
Operating profit	520	879	1,209
Depreciation	185	167	129
Amortization of intangible assets	604	576	429
Operating profit as a % of sales	7.1%	12.0%	16.9%
Depreciation as a % of sales	2.5%	2.3%	1.8%
Amortization as a % of sales	8.2%	7.9%	6.0%
Sales Growth and Core Sales Decline

	2025 vs. 2024	2024 vs. 2023
Total sales growth (GAAP)	—%	2.5%
Impact of:
Acquisitions	(0.5)%	(6.0)%
Currency exchange rates	(1.0)%	1.5%
Core sales decline (non-GAAP)	(1.5)%	(2.0)%
2025 Sales Compared to 2024
Price increases in the segment contributed 0.5% to the change in sales on a year-over-year basis during 2025 as compared with 2024 and are reflected as a component of core sales above.
During 2025, total segment sales remained flat, as the impact of currency exchange rates and acquisitions were offset by decreased core sales. The year-over-year decrease in total segment core sales was driven by declines in both consumables and equipment sales. Lower funding levels at emerging biotechnology customers and in the academic and government end-markets reduced demand for the segment’s products during the period. Geographically, the core sales decline was led by North America.

The year-over-year decrease in segment core sales was led by the life science consumables business, primarily in North America, driven by lower demand for the plasmids and mRNA product lines at two large customers and lower funding levels at emerging biotechnology and academic research customers. In the life sciences instruments business, core sales decreased during 2025, as increased demand for consumables was more than offset by decreased demand for equipment. Core sales declines in the microscopy business offset increased core sales in the flow cytometry and lab automation solutions business and the mass spectrometry business. In the filtration business, core sales increased due to increased demand in the microelectronic and aerospace end-markets which more than offset decreased year-over-year demand in energy-related end-markets.
Operating Profit Performance
Operating profit margins declined 490 basis points during 2025 as compared to 2024. The following factors impacted year-over-year operating profit margin comparisons.
2025 vs. 2024 operating profit margin comparisons were unfavorably impacted by:
•2025 impairment charges related to a trade name and a facility, net of an impairment charge related to a trade name in 2024. Refer to Note 10 to the accompanying Consolidated Financial Statements for additional information - 305 basis points
•The impact of changes in leverage from the Company’s operational and administrative cost structure, the impact of product mix, lower 2025 core sales and an increase in costs incurred for productivity improvement actions - 190 basis points
•The incremental dilutive effect in 2025 of acquired businesses - 30 basis points
2025 vs. 2024 operating profit margin comparisons were favorably impacted by:
•2024 acquisition-related fair value adjustment to inventory related to the acquisition of Abcam - 35 basis points
Depreciation and amortization of intangible assets increased as a percentage of sales during 2025 as compared with 2024, primarily as a result of acquisitions.

DIAGNOSTICS
The Diagnostics segment offers clinical instruments, consumables, software and services that hospitals, physicians’ offices, reference laboratories and other critical care settings use to diagnose disease and make treatment decisions.
Diagnostics Selected Financial Data

	Year Ended December 31
($ in millions)	2025	2024	2023
Sales	$9,941	$9,787	$9,577
Operating profit	2,650	2,625	2,406
Depreciation	407	394	379
Amortization of intangible assets	191	192	198
Operating profit as a % of sales	26.7%	26.8%	25.1%
Depreciation as a % of sales	4.1%	4.0%	4.0%
Amortization as a % of sales	1.9%	2.0%	2.1%
Sales Growth and Core Sales Growth

	2025 vs. 2024	2024 vs. 2023
Total sales growth (GAAP)	1.5%	2.0%
Impact of:
Divestitures	0.5%	—%
Currency exchange rates	(0.5)%	1.0%
Core sales growth (non-GAAP)	1.5%	3.0%
2025 Sales Compared to 2024
Price decreases in the segment of 1.0%, primarily attributable to the volume-based procurement program and healthcare reimbursement changes in China and to a lesser extent, sales promotions, negatively impacted the year-over-year change in sales during 2025 and are reflected as a component of core sales above.

During 2025, total segment sales increased 1.5% primarily as a result of increased core sales and to a lesser extent, currency exchange rates, net of the impact of divestitures. The increase in segment core sales was primarily driven by increased year-over-year demand for consumables. Geographically, increased core sales in North America and most other major markets were partially offset by decreased core sales in China attributable to the healthcare policy dynamics discussed above.
During the year, core sales in the molecular diagnostics business decreased on a year-over-year basis as increased core sales of non-respiratory tests were more than offset by decreased core sales of respiratory tests. The Company believes that demand for respiratory tests in the second half of 2025 was driven in part by customers purchasing in preparation for the respiratory season and if the respiratory season is less severe than anticipated, demand may be adversely impacted. In the segment’s clinical diagnostics businesses, core sales increased on a year-over-year basis, led by the pathology diagnostics business and, to a lesser extent, the clinical lab and acute care diagnostics businesses. In the clinical lab business, increased sales outside of China, led by North America, more than offset year-over-year declines in China.
Operating Profit Performance
Operating profit margins declined 10 basis points during 2025 as compared to 2024. The following factors impacted year-over-year operating profit margin comparisons.
2025 vs. 2024 operating profit margin comparisons were unfavorably impacted by:
•The impact of changes in leverage from the Company’s operational and administrative cost structure, the impact of currency exchange rates and product mix and an increase in costs incurred for productivity improvement actions, net of higher 2025 core sales - 95 basis points
•2025 impact of a product line disposition which did not qualify as discontinued operations - 15 basis points
2025 vs. 2024 operating profit margin comparisons were favorably impacted by:
•2024 loss on the termination of a commercial arrangement - 60 basis points
•2024 impairment charge related to a trade name, net of a 2025 impairment charge related to a trade name - 30 basis points
•2025 resolution of an acquisition contingency - 10 basis points

COST OF SALES AND GROSS PROFIT

	Year Ended December 31
($ in millions)	2025	2024	2023
Sales	$24,568	$23,875	$23,890
Cost of sales	(10,045)	(9,669)	(9,856)
Gross profit	$14,523	$14,206	$14,034
Gross profit margin	59.1%	59.5%	58.7%
The year-over-year increase in cost of sales during 2025 as compared with 2024 was due primarily to the impact of higher year-over-year sales volumes and the impact of currency exchange rates. The increase in 2025 also reflected $29 million of impairment charges related to facilities in the Biotechnology and Life Sciences segments. These increases were partially offset by a $25 million acquisition-related charge associated with the fair value adjustment to inventory recorded in 2024 in connection with the acquisition of Abcam.
The year-over-year decrease in gross profit margin during 2025 as compared with 2024 was due primarily to the impact of currency exchange rates, tariff costs and the 2025 impairment charges discussed above, net of the net positive impact from the gross profit margin of recent acquisitions, the 2024 acquisition-related charge discussed above and the impact of product mix.

OPERATING EXPENSES

	Year Ended December 31
($ in millions)	2025	2024	2023
Sales	$24,568	$23,875	$23,890
Selling, general and administrative (“SG&A”) expenses	(8,235)	(7,759)	(7,329)
Research and development expenses	(1,598)	(1,584)	(1,503)
SG&A as a % of sales	33.5%	32.5%	30.7%
R&D as a % of sales	6.5%	6.6%	6.3%

SG&A expenses as a percentage of sales increased 100 basis points on a year-over-year basis for 2025 compared with 2024. The year-over-year increase was primarily driven by 2025 impairment charges of $533 million, and to a lesser extent, by a year-over-year increase in costs incurred for productivity improvement actions, partially offset by 2024 impairment charges of $265 million, a 2024 loss on the termination of a commercial arrangement of $56 million, incremental year-over-year cost savings associated with continuing productivity improvement initiatives and cost structure improvements and a 2025 gain of $10 million on the resolution of an acquisition contingency. Refer to Note 10 to the accompanying Consolidated Financial Statements for additional information regarding the impairments.
R&D expenses (consisting principally of internal and contract engineering personnel costs) decreased as a percentage of sales in 2025 as compared with 2024, primarily due to the impact of higher year-over-year sales.

NONOPERATING INCOME (EXPENSE)
Nonoperating income (expense) consists primarily of net unrealized and realized gains and losses resulting from changes in the fair value of the Company’s investments in equity securities and investments in partnerships, the non-service cost components of net periodic benefit costs, gains on the sale of product lines and impairments of equity method investments. Refer to Note 8 to the accompanying Consolidated Financial Statements for additional information.

INTEREST COSTS
Interest expense of $265 million for 2025 was $13 million lower than in 2024, due primarily to lower average interest rates on the Company’s commercial paper borrowings in 2025 compared to 2024, partially offset by the impact of currency exchange rates and higher balances on borrowings in 2025 compared to 2024.
Interest income of $30 million for 2025 was $87 million lower than in 2024, due to lower average cash balances in 2025 primarily as a result of the use of cash for share repurchases.
For a further description of the Company’s debt and cross-currency swap derivative contracts related to the debt as of December 31, 2025 refer to Notes 13 and 14 to the accompanying Consolidated Financial Statements.

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
Year-Over-Year Changes in the Tax Provision and Effective Tax Rate

	Year Ended December 31
	2025	2024	2023
Effective tax rate from continuing operations	15.0%	16.1%	16.3%
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

For the year ended December 31, 2025, the effective tax rate was reduced by the tax effect from intangible asset impairments in jurisdictions with higher statutory tax rates than the Company’s effective tax rate and discrete tax benefits from the release of reserves for uncertain tax positions due to audit settlements and the expiration of statutes of limitation and the remeasurement of deferred taxes in a jurisdiction which enacted a tax rate change, partially offset by charges related to changes in estimates associated with prior period uncertain tax positions and valuation allowances recorded on foreign operating losses and tax credits in certain foreign jurisdictions. These items decreased the reported rate on a net basis by 1.5%.
For the year ended December 31, 2024, the effective tax rate was reduced by the tax effect from intangible asset impairments in a jurisdiction with a higher statutory tax rate than the Company’s effective tax rate and discrete tax benefits from excess tax benefits from stock-based compensation, the release of reserves for uncertain tax positions due to the expiration of statutes of limitation and changes in estimates related to prior year tax filing positions, net of charges related to changes in estimates associated with prior period uncertain tax positions. These items decreased the reported rate on a net basis by 1.4%.
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
Tax authorities in Denmark have issued tax assessments related to interest accrued by certain of the Company’s subsidiaries for the years 2004 through 2015, totaling approximately DKK 2.1 billion including applicable accrued interest (approximately $326 million based on the exchange rate as of December 31, 2025). Management believes the positions the Company has taken in Denmark are in accordance with the relevant tax laws and is actively defending them under appeal to the Danish National Tax Tribunal. The Company intends on pursuing this matter to the Danish High Court and Danish Supreme Court should the current appeal be unsuccessful. While the ultimate resolution is uncertain and may take years to resolve, taking into account the provisions and payments the Company has previously made related to these assessments to mitigate further interest accrual claims, the Company does not expect the resolution of this matter to have a future material adverse impact on the Company’s financial statements, including its cash flow and effective tax rate.
The Company expects its 2026 effective tax rate to be approximately 17.0% which is higher than the 2025 rate due primarily to the impact of net discrete tax benefits on the 2025 effective tax rate. Any future legislative changes in the U.S. and/or potential tax reform in other jurisdictions could cause the Company’s 2026 effective tax rate to differ from this estimate.
The OECD introduced Global Anti-Base Erosion and Profit Shifting (“BEPS”) Pillar 2 rules with new taxing mechanisms under which multi-national entities would pay a minimum level of tax. Numerous countries, including European Union member states, have enacted or are expected to enact related legislation. The Company continues to monitor the impact of these new rules but does not anticipate that they will have a material impact on the Company’s effective tax rate.
On July 4, 2025, the OBBBA was enacted, which includes permanent extensions of most expiring Tax Cuts and Jobs Act (“TCJA”) provisions as well as international tax changes. The application of the OBBBA to the Company did not have a material impact on its financial statements during the year ended December 31, 2025.

Refer to Note 7 to the accompanying Consolidated Financial Statements for additional information related to income taxes.

DISCONTINUED OPERATIONS
As further discussed in Note 3 to the accompanying Consolidated Financial Statements, on September 30, 2023 (the “Distribution Date”), the Company completed the separation (the “Veralto Separation”) of its former Environmental & Applied Solutions business by distributing to Danaher stockholders on a pro rata basis all of the issued and outstanding common stock of Veralto Corporation (“Veralto”), the entity Danaher incorporated to hold such businesses. The accounting requirements for reporting the Veralto Separation as a discontinued operation were met when the Veralto Separation was completed. On July 2, 2016, the Company completed the separation (the “Fortive Separation”) of its former Test & Measurement segment, Industrial Technologies segment (excluding the product identification business) and the retail/consumer petroleum businesses by distributing to Danaher stockholders on a pro rata basis all of the issued and outstanding common stock of Fortive Corporation (“Fortive”), the entity the Company incorporated to hold such businesses. The accounting requirements for reporting the Fortive Separation as a discontinued operation were met when the Fortive Separation was completed. In 2025, the Company recorded an income tax benefit of $14 million related to the release of previously provided reserves due to audit settlements and the expiration of statutes of limitations associated with uncertain tax positions on certain of the Company’s tax returns which were jointly filed with Fortive and Veralto entities. This income tax benefit is included in earnings from discontinued operations, net of income taxes in the accompanying Consolidated Statements of Earnings.
In 2023, earnings from discontinued operations, net of income taxes, were $543 million and reflected the operating results of the Veralto businesses prior to the Veralto Separation, net of certain costs associated with the Veralto Separation including costs related to establishing Veralto as a stand-alone entity and related legal, accounting and investment banking fees.

COMPREHENSIVE INCOME
Comprehensive income increased by approximately $4.2 billion in 2025 as compared to 2024, primarily driven by the impact of gains from foreign currency translation adjustments and cash flow hedges in 2025 compared to losses in 2024, partially offset by lower net earnings in 2025 compared to 2024. The Company recorded a foreign currency translation gain of approximately $2.7 billion for 2025 compared to a loss of approximately $1.5 billion for 2024. The foreign currency translation gains recorded in 2025 were primarily driven by the change in the exchange rates between the U.S. dollar and the Swedish krona and the euro. Foreign currency translation adjustments reflect the gain or loss resulting from the impact of the change in currency exchange rates on the Company’s foreign operations as they are translated to the Company’s reporting currency, the U.S. dollar. The Company recorded a pension and postretirement plan benefit gain of $115 million for 2025 compared to a gain of $101 million for 2024. The Company recorded gains from cash flow hedge adjustments related to the Company’s derivative contracts in 2025 of $231 million compared to losses of $113 million in 2024.

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
Interest Rate Risk
The Company manages interest cost using a mixture of fixed-rate and at times variable-rate debt. A change in interest rates on fixed-rate debt impacts the fair value of the debt but not the Company’s earnings or cash flow because the interest on such debt is fixed. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. As of December 31, 2025, an increase of 100 basis points in interest rates would have decreased the fair value of the Company’s fixed-rate long-term debt by approximately $1.5 billion.
As of December 31, 2025, the Company had no variable-rate debt obligations. The interest rates of the Company’s commercial paper borrowings are fixed based on short-term market rates at the time of issuance (refer to Note 13 to the accompanying Consolidated Financial Statements for information regarding the Company’s outstanding commercial paper balances as of December 31, 2025). As these shorter duration obligations mature, the Company expects to issue additional short-term commercial paper obligations to refinance all or part of these borrowings, to the extent commercial paper markets are available. As a result, the Company’s primary interest rate exposure results from changes in short-term interest rates. In 2025, the average annual interest rate associated with the Company’s outstanding commercial paper borrowings was approximately 2.5%. A hypothetical increase of this average by 100 basis points would have increased the Company’s 2025 interest expense by approximately $11 million.
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
Currency exchange rates positively impacted 2025 reported sales on a year-over-year basis primarily due to the weakening of the U.S. dollar against most major currencies during 2025. Strengthening of the U.S. dollar against other major currencies in 2026 compared to the exchange rates in effect as of December 31, 2025 would adversely impact the Company’s sales and results of operations on an overall basis. Any weakening of the U.S. dollar against other major currencies in 2026 compared to the exchange rates in effect as of December 31, 2025 would positively impact the Company’s sales and results of operations.
The Company has generally accepted the exposure to exchange rate movements without using derivative financial instruments to manage this transactional exchange risk, although the Company has used foreign currency-denominated debt and cross-currency swaps to hedge a portion of its net investments in non-U.S. operations against adverse movements in exchange rates. Both positive and negative movements in currency exchange rates against the U.S. dollar will continue to affect the reported amount of sales and net earnings in the Company’s Consolidated Financial Statements. In addition, the Company has assets and liabilities held in foreign currencies. A 10% depreciation in major currencies relative to the U.S. dollar as of December 31, 2025 would have reduced foreign currency-denominated net assets and stockholders’ equity by approximately $1.9 billion. Refer to Note 14 to the accompanying Consolidated Financial Statements for information regarding the Company’s hedging of a portion of its net investment in non-U.S. operations.
Equity Price Risk
The Company’s investment portfolio from time to time includes publicly-traded equity securities that are sensitive to fluctuations in market price. As of December 31, 2025, the Company held no shares of publicly-traded equity securities, excluding equity-method investments. Additionally, the Company holds non-marketable equity investments in privately held companies that may be impacted by equity price risks. These non-marketable equity investments are accounted for under the Fair Value Alternative method with changes in fair value recorded in earnings. Volatility in the equity markets or other fair value considerations could affect the value of these investments and require losses or gains to be recognized in earnings. Refer to Note 11 to the accompanying Consolidated Financial Statements for additional information regarding the Company’s equity investments.
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
Overview of Cash Flows and Liquidity
Following is an overview of the Company’s cash flows and liquidity for the years ended December 31:

($ in millions)	2025	2024	2023
Total operating cash flows provided by continuing operations	$6,416	$6,688	$6,490

Cash paid for acquisitions	$—	$(558)	$(5,610)
Payments for additions to property, plant and equipment	(1,156)	(1,392)	(1,383)
Proceeds from sales of property, plant and equipment	33	13	12
Payments for purchases of investments	(127)	(331)	(172)
Proceeds from sales of investments	12	253	61
Proceeds from sale of product line	9	—	—
All other investing activities	33	34	44
Total cash used in investing activities from continuing operations	(1,196)	(1,981)	(7,048)
Total investing cash used in discontinued operations	—	—	(33)
Net cash used in investing activities	$(1,196)	$(1,981)	$(7,081)

Proceeds from the issuance of common stock in connection with stock-based compensation	$85	$162	$68
Payment of dividends	(878)	(768)	(821)
Net (repayments of) proceeds from borrowings (maturities of 90 days or less)	(11)	5	(1,006)
Borrowings (maturities longer than 90 days)	1,556	—	—
Repayments of borrowings (maturities longer than 90 days)	(500)	(1,674)	(620)
Distribution from discontinued operations	—	—	2,600
Payments for repurchase of common stock	(3,088)	(5,979)	—
All other financing activities	(125)	(131)	(67)
Net cash (used in) provided by financing activities for continuing operations	(2,961)	(8,385)	154
Cash distributions to Veralto Corporation, net	—	—	(427)
Net cash used in financing activities	$(2,961)	$(8,385)	$(273)
As of December 31, 2025, the Company held approximately $4.6 billion of cash and cash equivalents.

Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, restructuring activities and productivity improvement initiatives, pension funding and other items impact reported cash flows.

Operating cash flows from continuing operations were approximately $6.4 billion for 2025, a decrease of $272 million, or 4%, as compared to 2024. The year-over-year change in operating cash flows from 2024 to 2025 was primarily attributable to the following factors:
•2025 operating cash flows from continuing operations reflected a decrease of $299 million in net earnings from continuing operations in 2025 as compared to 2024.
•Net earnings from continuing operations for 2025 also included $548 million higher year-over-year noncash charges for impairments, unrealized investment gains/losses, intangible asset amortization and depreciation and stock compensation expense in 2025 as compared to 2024, net of a year-over-year decrease in amortization of an acquisition-related inventory step-up and a 2025 pretax gain on the sale of a product line. Amortization expense primarily relates to the amortization of intangible assets and inventory fair value adjustments. Depreciation expense relates to both the Company’s manufacturing and operating facilities as well as instrumentation leased to customers under operating-type lease (“OTL”) arrangements. Depreciation, amortization, impairments and stock compensation are noncash expenses that decrease earnings without a corresponding impact to operating cash flows. Unrealized investment gains/losses impact net earnings from continuing operations without immediately impacting cash flows as the cash flow impact from investments occurs when the invested capital is returned to the Company.
•The aggregate of trade accounts receivable, inventories and trade accounts payable used $265 million in operating cash flows from continuing operations during 2025, compared to $497 million of operating cash flows generated in 2024. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories and trade accounts payable depends upon how effectively the Company manages the cash conversion cycle, which effectively represents the number of days that elapse from the day it pays for the purchase of raw materials and components to the collection of cash from its customers and can be significantly impacted by the timing of collections and payments in a period.
•The aggregate of prepaid expenses and other assets, deferred income taxes and accrued expenses and other liabilities used $454 million in operating cash flows during 2025, compared to $695 million used in 2024. The timing of cash payments and refunds for taxes and the impact of deferred tax benefits and charges, various employee-related liabilities, customer funding and accrued expenses drove the majority of this change.

Investing Activities
Cash flows relating to investing activities consist primarily of cash used for capital expenditures, including instruments leased to customers, acquisitions, investments and cash proceeds from divestitures of businesses or assets.
Net cash used in investing activities was approximately $1.2 billion during 2025 compared to approximately $2.0 billion of net cash used in 2024. The decrease in net cash used in 2025 compared to 2024 was primarily a result of a decrease in cash paid for acquisitions and purchases of capital expenditures and investments, partially offset by lower proceeds from the sales of investments.
Acquisitions, Divestitures and Investment Activity
For a discussion of the Company’s acquisitions and divestitures refer to “—Overview” and Notes 2 and 3 to the accompanying Consolidated Financial Statements. In addition, in 2025 and 2024, the Company invested $127 million and $331 million, respectively, in non-marketable equity securities and partnerships and received $12 million and $253 million, respectively, from the sale of non-marketable equity securities and partnerships.
Capital Expenditures
Though the relative significance of particular categories of capital investment can change from period to period, capital expenditures are typically made for increasing manufacturing capacity, the manufacture of instruments that are used in OTL arrangements, replacing equipment, purchasing buildings, supporting new product development and improving information technology systems. Capital expenditures totaled approximately $1.2 billion and $1.4 billion in 2025 and 2024, respectively.
In 2025 and 2024, the Company recorded amounts related to government assistance that offset operating expenses of $50 million and $43 million, respectively, and purchases of property, plant and equipment of $107 million and $198 million, respectively. Property, plant and equipment purchased using funds provided by governments are recorded net of government assistance.
Financing Activities
Cash flows from financing activities consist primarily of cash flows associated with the issuance and repayments of commercial paper, issuance and repayment of long-term debt, borrowings under committed credit facilities, issuance and repurchases of common stock, issuance of preferred stock, payments of cash dividends to shareholders and proceeds from the Veralto Separation. Financing activities used cash of approximately $3.0 billion during 2025 compared to approximately $8.4 billion of cash used during 2024. The year-over-year decrease in cash used by financing activities was due primarily to lower repurchases of the Company’s common stock in 2025 compared to 2024, as well as higher long-term borrowings in 2025 compared to 2024 and lower repayments of borrowings, partially offset by higher dividend payments in 2025 compared to 2024. In 2026, the Company anticipates paying approximately $24 million of excise tax related to the 2025 share repurchases.
Total debt was approximately $18.4 billion and $16.0 billion as of December 31, 2025 and 2024, respectively, including notes payable and current portion of long-term debt of $2 million and $505 million as of December 31, 2025 and 2024, respectively. As of December 31, 2025, the Company had the ability to incur approximately $3.9 billion of additional indebtedness in direct borrowings or under the Company’s outstanding commercial paper facilities based on the amounts available under the Company’s $5.0 billion unsecured, multiyear revolving credit facility (“Credit Facility”) which were not being used to backstop outstanding commercial paper balances. As of December 31, 2025, the Company has classified approximately $3.5 billion of its borrowings outstanding under the euro-denominated commercial paper program, the 2026 Biopharma Euronotes and the 2026 Euronotes as long-term debt in the Consolidated Balance Sheet as the Company has the intent and ability, as supported by availability under the Credit Facility, to refinance these borrowings for at least one year from the balance sheet date. As commercial paper obligations mature, the Company expects to issue additional short-term commercial paper obligations to refinance all or part of these borrowings, to the extent commercial paper markets are available.
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
On October 10, 2025, DH Switzerland Finance S.a.r.l., a wholly-owned finance subsidiary of the Company, completed an underwritten offering of Swiss franc-denominated bonds (“Swiss Bonds”) and received net proceeds from the issuance, after underwriting discounts and commissions and offering expenses, of approximately CHF 1.2 billion (approximately $1.6 billion based on currency exchange rates as of the date of the pricing of the Swiss Bonds). Refer to Note 13 to the accompanying Consolidated Financial Statements for additional information regarding the Company’s financing activities and indebtedness, including the Company’s outstanding debt as of December 31, 2025, and the Company’s commercial paper program and Credit Facility. As of December 31, 2025, the Company was in compliance with all of its respective debt covenants.
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
Stock Repurchase Program
Please see Note 18 to the accompanying Consolidated Financial Statements for a description of the Company’s stock repurchase programs and repurchases of common stock.
Dividends
The Company declared a regular quarterly cash dividend of $0.32 per share of Company common stock that was paid on January 30, 2026 to holders of record on December 26, 2025. Aggregate 2025 and 2024 cash payments for dividends on Company common stock were $878 million and $768 million, respectively. The year-over-year increase in dividend payments in 2025 primarily related to an increase in the quarterly dividend rate on common stock beginning with the dividend paid in the second quarter of 2025, partially offset by lower average common stock outstanding.
Cash and Cash Requirements
As of December 31, 2025, the Company held approximately $4.6 billion of cash and cash equivalents that were on deposit with financial institutions or invested in highly liquid investment-grade debt instruments with a maturity of 90 days or less with an approximate weighted average annual interest rate of 1.6%. Of the cash and cash equivalents, approximately $1.4 billion was held within the U.S. and approximately $3.2 billion was held outside of the U.S. The Company will continue to have cash requirements to support general corporate purposes, which may include working capital needs, capital expenditures, acquisitions and investments, paying interest and servicing debt, paying taxes and any related interest or penalties, funding its restructuring activities and pension plans as required, paying dividends to shareholders, repurchasing shares of the Company’s common stock and supporting other business needs.
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
While repatriation of some cash held outside the U.S. may be restricted by local laws, most of the Company’s foreign cash could be repatriated to the U.S. Following enactment of the TCJA, in general, repatriation of cash to the U.S. can be completed with no material incremental U.S. tax; however, repatriation of cash could subject the Company to non-U.S. taxes on distributions. The cash that the Company’s non-U.S. subsidiaries hold for indefinite reinvestment is generally used to finance non-U.S. operations and investments, including acquisitions. The income taxes, if any, that would be applicable to the repatriation of such earnings (including basis differences in our non-U.S. subsidiaries) are not readily determinable. As of December 31, 2025, management believes that the Company has sufficient sources of liquidity to satisfy its cash needs, including its cash needs in the U.S.
During 2025, the Company contributed $9 million to its U.S. defined benefit pension plans and $41 million to its non-U.S. defined benefit pension plans. During 2026, the Company’s cash contribution requirements for its U.S. and its non-U.S. defined benefit pension plans are forecasted to be approximately $8 million and $41 million, respectively. The ultimate amounts to be contributed depend upon, among other things, legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors.

Contractual and Other Obligations
For a description of the Company’s debt and lease obligations, commitments, and litigation and contingencies, refer to Notes 9, 13, 16 and 17 to the accompanying Consolidated Financial Statements.
Legal Proceedings
Refer to Note 17 to the accompanying Consolidated Financial Statements for information regarding legal proceedings and contingencies, and for a discussion of risks related to legal proceedings and contingencies, refer to “Item 1A. Risk Factors.”

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
The Company believes the following accounting estimates are most critical to an understanding of its financial statements. Estimates are considered to be critical if they meet both of the following criteria: (1) the estimate requires assumptions about material matters that are uncertain at the time the estimate is made, and (2) material changes in the estimate are reasonably likely from period-to-period. For a detailed discussion on the application of these and other accounting estimates, refer to Note 1 to the accompanying Consolidated Financial Statements.
Acquired Intangibles—The Company’s business acquisitions typically result in the recognition of goodwill, developed technology and other intangible assets, which affect the amount of future period amortization expense and possible impairment charges that the Company may incur. The fair values of acquired intangibles are determined using information available near the acquisition date based on estimates and assumptions that are deemed reasonable by the Company. Significant assumptions include the discount rates and certain assumptions that form the basis of the forecasted results of the acquired business including earnings before interest, taxes, depreciation and amortization (“EBITDA”), revenue, revenue growth rates, royalty rates and technology obsolescence rates. These assumptions are forward looking and could be affected by future economic and market conditions. The Company engages third-party valuation specialists who review the Company’s critical assumptions and calculations of the fair value of acquired intangible assets in connection with significant acquisitions. Refer to Notes 1, 2 and 10 to the accompanying Consolidated Financial Statements for a description of the Company’s policies relating to goodwill, acquired intangibles and acquisitions.

In performing its goodwill impairment testing, the Company estimates the fair value of its reporting units primarily using a market-based approach as well as an income approach in certain instances to corroborate value. The market-based approach relies on current trading multiples of forecasted EBITDA for companies operating in businesses similar to each of the Company’s reporting units to calculate an estimated fair value of each reporting unit, in addition to recent available market sale transactions of comparable businesses. In evaluating the estimates derived by the market-based approach, management makes judgments about the relevance and reliability of the multiples by considering factors unique to its reporting units, including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data as well as judgments about the comparability of the market proxies selected. The income approach relies on the discounted cash flow model, including assumptions about the amount and timing of future expected cash flows, terminal value growth rates and discount rates. The amount and timing of future cash flows is based on operational budgets, long range strategic plans and other estimates. The terminal value growth rate reflects management’s judgment of stable, perpetual growth of the applicable reporting unit. Estimates of market-participant risk-adjusted weighted average cost of capital is used as a basis for determining the discount rates to apply to the reporting unit’s future expected cash flows. There are inherent uncertainties related to these assumptions and management’s judgment in applying them to the analysis of goodwill impairment.
The Company reviews identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment loss occurred for finite-lived intangibles requires a comparison of the carrying amount of the group to the sum of undiscounted cash flows expected to be generated by the asset group. These analyses require management to make judgments and estimates about future revenues, expenses, market conditions and discount rates related to these assets. Indefinite-lived intangibles are subject to impairment testing at least annually or more frequently if events or changes in circumstances indicate that potential impairment exists. Determining whether an impairment loss occurred for indefinite-lived intangible assets involves calculating the fair value of the indefinite-lived intangible assets and comparing the fair value to their carrying value. In addition, the Company reviews the useful lives for intangible assets and whether events or changes in circumstances indicate that an indefinite life may no longer be appropriate. If the fair value is less than the carrying value, the difference is recorded as an impairment loss.
The Company estimates the fair value of acquired trade names through the use of a relief from royalty method, which values an indefinite-lived intangible asset by estimating the royalties saved through the ownership of an asset. Under this method, an owner of an indefinite-lived intangible asset determines the arm’s length royalty that likely would have been charged if the owner had to license the asset from a third party. The royalty rate, which is based on the estimated rate applied against forecasted sales, is tax-effected and discounted to present value using a discount rate commensurate with the relative risk of achieving the cash flow attributable to the asset. Management judgment is necessary to determine key assumptions, including revenue growth rates, terminal revenue growth rates, royalty rates and discount rates. As further described in Note 10 to the accompanying Consolidated Financial Statements, in connection with the decision to reorganize and integrate certain genomics consumables businesses in the Life Sciences operating segment, the Company recorded a noncash impairment charge of $432 million pretax ($328 million after-tax) for the year ended December 31, 2025 related to a trade name which is included in SG&A expenses in the Consolidated Statement of Earnings. Following these impacts, if the fair values of the trade name declined by 10%, the Company estimates it would record additional impairment charges of $8 million.
Goodwill is evaluated for impairment on a reporting unit basis. Reporting units resulting from recent acquisitions generally present the highest risk of impairment. Management believes the impairment risk associated with these reporting units generally decreases as these businesses are integrated into the Company and better positioned for potential future earnings growth. The Company’s reorganization and integration of certain businesses in the Life Sciences operating segment at the beginning of the third quarter of 2025, as described above, changed two of its five goodwill reporting units and triggered a goodwill impairment analysis. The Company performed goodwill impairment analyses prior to, and after, the change in reporting units and in both instances, the fair values of the Company’s reporting units exceeded their carrying values and consequently did not result in an impairment charge. In the test of the prior reporting units, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of the previous reporting units as of the beginning of the third quarter of 2025 testing date ranged from approximately 30% to approximately 365%. The excess of the estimated fair value over carrying value for each of the Company’s current reporting units (after the change of reporting units) as of the beginning of the third quarter testing date ranged from approximately 40% to approximately 365%.
As of December 31, 2025, the Company had five reporting units for goodwill impairment testing. The Company’s annual goodwill impairment analysis as of the first day of the Company’s fourth quarter of 2025 indicated that in all instances, the fair values of the Company’s reporting units exceeded their carrying values and consequently did not result in an impairment charge. The excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of the Company’s reporting units as of the annual testing date ranged from approximately 20% to approximately 390%. To evaluate the sensitivity of the fair value calculations used in the goodwill impairment test, the Company applied a hypothetical 10% decrease to the fair values of each reporting unit and compared those hypothetical values to the reporting unit carrying values. Based on this hypothetical 10% decrease, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value for the respective reporting unit) for each of the Company’s reporting units ranged from approximately 10% to approximately 340%. The reporting unit with an excess of the estimated fair value over carrying value of 20% (and 10% under the sensitivity test) had a carrying value of approximately $10.1 billion. The decrease in the excess of the estimated fair value over carrying value from the Company’s third quarter of 2025 goodwill impairment test to the annual 2025 tests for this reporting unit reflects the current business performance outlook and trading multiples for companies operating in businesses similar to the Company’s reporting unit.
While the Company believes that the estimates and judgments used in performing the impairment tests are reasonable, if actual results are not consistent with management’s estimates and assumptions or if future trading multiples for companies operating in businesses similar to the Company’s reporting units decline, goodwill and other intangible assets may be overstated and a charge would need to be taken against net earnings which would adversely affect the Company’s financial statements.
Contingent Liabilities—As discussed in “Item 3. Legal Proceedings” and Note 17 to the accompanying Consolidated Financial Statements, the Company is, from time to time, subject to a variety of litigation and similar contingent liabilities incidental to its business (or the business operations of previously owned entities). The Company recognizes a liability for any legal contingency or contract settlement expense that is known or probable of occurrence and reasonably estimable. These assessments require judgments concerning matters such as litigation developments and outcomes, the anticipated outcome of negotiations, the number of future claims and the cost of both pending and future claims. In addition, because most contingencies are resolved over long periods of time, liabilities may change in the future due to various factors, including those discussed in Note 17 to the accompanying Consolidated Financial Statements. If the reserves established by the Company with respect to these contingent liabilities are inadequate, the Company would be required to incur an expense equal to the amount of the loss incurred in excess of the reserves, which would adversely affect the Company’s financial statements.
Income Taxes—For a description of the Company’s income tax accounting policies, refer to Notes 1 and 7 to the accompanying Consolidated Financial Statements. The Company establishes valuation allowances for its deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized. This requires management to make judgments and estimates regarding: (1) the timing and amount of the reversal of taxable temporary differences, (2) expected future taxable income and (3) the impact of tax planning strategies. Future changes to tax rates would also impact the amounts of deferred tax assets and liabilities and could have an adverse impact on the Company’s financial statements.
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
In addition, certain of the Company’s tax returns are currently under review by tax authorities including in Denmark and the United States (refer to “—Results of Operations—Income Taxes” and Note 7 to the accompanying Consolidated Financial Statements). Management believes the positions taken in these returns are in accordance with the relevant tax laws and does not expect the resolution of these matters to have a future material adverse impact to the Company’s financial statements, including its cash flows and effective tax rate. However, the outcome of these audits is uncertain.
An increase of 1.0% in the Company’s 2025 nominal tax rate would have resulted in an additional income tax provision for continuing operations for the year ended December 31, 2025 of $42 million.
Valuation of Investments in Equity Securities—For a description of the Company’s investments in equity securities and partnerships refer to Notes 1, 8 and 11 to the accompanying Consolidated Financial Statements. The Company invests in publicly-traded securities, non-marketable securities of early-stage companies and equity method investments, including partnerships that invest primarily in early-stage companies.
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
Realized and unrealized gains and losses for these investments in equity securities and partnerships are recorded in other income (expense), net, in the Consolidated Statements of Earnings. A 10% decrease in the carrying value of the Company’s investments in equity securities and partnerships as of December 31, 2025 would result in a loss of approximately $153 million.

NEW ACCOUNTING STANDARDS
For a discussion of the new accounting standards impacting the Company, refer to Note 1 to the accompanying Consolidated Financial Statements.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework” (2013 framework). Based on this assessment, management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting is effective.
The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report dated February 24, 2026 appears on page 56 of this Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Danaher Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Danaher Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Danaher Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 24, 2026 expressed an unqualified opinion thereon.
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
February 24, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Danaher Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Danaher Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2026 expressed an unqualified opinion thereon.
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

Uncertain Tax Positions
Description of the Matter
As discussed in Note 7 to the consolidated financial statements, the Company operates in the U.S. and multiple international tax jurisdictions and as a result files numerous tax returns in those locations. Uncertainty in a tax position may arise for multiple reasons, including because tax laws are subject to interpretation. The Company applies the applicable tax law and judgment to (1) determine whether, based on the technical merits, a tax position is more likely than not to be sustained and (2) measure the amount of tax benefit that qualifies for recognition. As of December 31, 2025, the Company’s gross unrecognized tax benefits related to uncertain tax positions were approximately $1.3 billion. Auditing the recognition and measurement of certain of the Company’s tax positions including the evaluation of whether such tax position is more likely than not to be sustained, and if applicable the measurement of the benefit, is complex and required the use of tax subject matter resources.

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
Tysons, Virginia
February 24, 2026

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in millions, except per share amount)

	As of December 31
	2025	2024
ASSETS
Current assets:
Cash and equivalents	$4,615	$2,078
Trade accounts receivable, less allowance for doubtful accounts of $114 as of December 31, 2025 and $113 as of December 31, 2024	3,913	3,537
Inventories	2,489	2,330
Prepaid expenses and other current assets	1,739	1,552
Total current assets	12,756	9,497
Property, plant and equipment, net	5,531	4,990
Other long-term assets	4,209	3,990
Goodwill	43,151	40,497
Other intangible assets, net	17,817	18,568
Total assets	$83,464	$77,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$2	$505
Trade accounts payable	1,844	1,753
Accrued expenses and other liabilities	4,961	4,540
Total current liabilities	6,807	6,798
Other long-term liabilities	5,700	5,694
Long-term debt	18,416	15,500
Stockholders’ equity:
Common stock - $0.01 par value, 2.0 billion shares authorized; 886.9 million issued and 706.9 million outstanding as of December 31, 2025; 884.3 million issued and 719.1 million outstanding as of December 31, 2024	9	9
Additional paid-in capital	17,194	16,727
Treasury stock	(11,353)	(8,163)
Retained earnings	46,891	44,188
Accumulated other comprehensive income (loss)	(207)	(3,218)
Total Danaher stockholders’ equity	52,534	49,543
Noncontrolling interests	7	7
Total stockholders’ equity	52,541	49,550
Total liabilities and stockholders’ equity	$83,464	$77,542
See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)

	Year Ended December 31
	2025	2024	2023
Sales	$24,568	$23,875	$23,890
Cost of sales	(10,045)	(9,669)	(9,856)
Gross profit	14,523	14,206	14,034
Operating costs:
Selling, general and administrative expenses	(8,235)	(7,759)	(7,329)
Research and development expenses	(1,598)	(1,584)	(1,503)
Operating profit	4,690	4,863	5,202
Nonoperating income (expense):
Other income (expense), net	(222)	(56)	(175)
Interest expense	(265)	(278)	(286)
Interest income	30	117	303
Earnings from continuing operations before income taxes	4,233	4,646	5,044
Income taxes	(633)	(747)	(823)
Net earnings from continuing operations	3,600	3,899	4,221
Earnings from discontinued operations, net of income taxes	14	—	543
Net earnings	3,614	3,899	4,764
Mandatory convertible preferred stock dividends	—	—	(21)
Net earnings attributable to common stockholders	$3,614	$3,899	$4,743

Net earnings per common share from continuing operations:
Basic	$5.05	$5.33	$5.70
Diluted	$5.03	$5.29	$5.65
Net earnings per common share from discontinued operations:
Basic	$0.02	$—	$0.74
Diluted	$0.02	$—	$0.73
Net earnings per common share:
Basic	$5.07	$5.33	$6.44
Diluted	$5.05	$5.29	$6.38
Average common stock and common equivalent shares outstanding:
Basic	712.7	731.0	736.5
Diluted	716.1	737.2	743.1
See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)

	Year Ended December 31
	2025	2024	2023
Net earnings	$3,614	$3,899	$4,764
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	2,665	(1,458)	215
Pension and postretirement plan benefit adjustments	115	101	(51)
Cash flow hedge adjustments	231	(113)	(14)
Total other comprehensive income (loss), net of income taxes	3,011	(1,470)	150
Comprehensive income	$6,625	$2,429	$4,914
See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 ($ in millions)

	Year Ended December 31
	2025	2024	2023
Preferred stock:
Balance, beginning of period	$—	$—	$1,668
Conversion of Mandatory Convertible Preferred Stock to common stock	—	—	(1,668)
Balance, end of period	$—	$—	$—
Common stock:
Balance, beginning and end of period	$9	$9	$9
Additional paid-in capital:
Balance, beginning of period	$16,727	$16,170	$14,005
Common stock-based award activity	467	554	507
Common stock issued in connection with Mandatory Convertible Preferred Stock conversions	—	—	1,668
Acquisition of noncontrolling interests	—	3	—
Distribution of Veralto Corporation	—	—	(10)
Balance, end of period	$17,194	$16,727	$16,170
Treasury stock:
Balance, beginning of period	$(8,163)	$(2,019)	$(1,933)
Repurchase of common stock, including excise tax	(3,112)	(6,039)	—
Common stock-based award activity	(78)	(105)	(86)
Balance, end of period	$(11,353)	$(8,163)	$(2,019)
Retained earnings:
Balance, beginning of period	$44,188	$41,074	$39,205
Net earnings	3,614	3,899	4,764
Common stock dividends declared	(911)	(785)	(773)
Mandatory Convertible Preferred Stock dividends declared	—	—	(21)
Distribution of Veralto Corporation	—	—	(2,101)
Balance, end of period	$46,891	$44,188	$41,074
Accumulated other comprehensive income (loss):
Balance, beginning of period	$(3,218)	$(1,748)	$(2,872)
Distribution of Veralto Corporation	—	—	974
Other comprehensive income (loss)	3,011	(1,470)	150
Balance, end of period	$(207)	$(3,218)	$(1,748)
Noncontrolling interests:
Balance, beginning of period	$7	$4	$8
Distribution of Veralto Corporation	—	—	(4)
Change in noncontrolling interests	—	3	—
Balance, end of period	$7	$7	$4
Total stockholders’ equity, end of period	$52,541	$49,550	$53,490
See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Year Ended December 31
	2025	2024	2023
Cash flows from operating activities:
Net earnings	$3,614	$3,899	$4,764
Less: earnings from discontinued operations, net of income taxes	(14)	—	(543)
Net earnings from continuing operations	3,600	3,899	4,221
Noncash items:
Depreciation	750	721	675
Amortization of intangible assets	1,697	1,631	1,491
Amortization of acquisition-related inventory fair value step-up	—	25	8
Stock-based compensation expense	298	288	306
Investment losses, pretax gain on sale of product line and other	228	57	182
Impairment charges	562	265	77
Change in deferred income taxes	(440)	(483)	(1,204)
Change in trade accounts receivable, net	(216)	331	322
Change in inventories	(58)	147	185
Change in trade accounts payable	9	19	(149)
Change in prepaid expenses and other assets	(55)	274	419
Change in accrued expenses and other liabilities	41	(486)	(43)
Total operating cash provided by continuing operations	6,416	6,688	6,490
Total operating cash provided by discontinued operations	—	—	674
Net cash provided by operating activities	6,416	6,688	7,164
Cash flows from investing activities:
Cash paid for acquisitions	—	(558)	(5,610)
Payments for additions to property, plant and equipment	(1,156)	(1,392)	(1,383)
Proceeds from sales of property, plant and equipment	33	13	12
Payments for purchases of investments	(127)	(331)	(172)
Proceeds from sales of investments	12	253	61
Proceeds from sale of product line	9	—	—
All other investing activities	33	34	44
Total cash used in investing activities from continuing operations	(1,196)	(1,981)	(7,048)
Total investing cash used in discontinued operations	—	—	(33)
Net cash used in investing activities	(1,196)	(1,981)	(7,081)
Cash flows from financing activities:
Proceeds from the issuance of common stock in connection with stock-based compensation	85	162	68
Payment of dividends	(878)	(768)	(821)
Net (repayments of) proceeds from borrowings (maturities of 90 days or less)	(11)	5	(1,006)
Borrowings (maturities longer than 90 days)	1,556	—	—
Repayments of borrowings (maturities longer than 90 days)	(500)	(1,674)	(620)
Distribution from discontinued operations	—	—	2,600
Payments for repurchase of common stock	(3,088)	(5,979)	—
All other financing activities	(125)	(131)	(67)
Net cash (used in) provided by financing activities for continuing operations	(2,961)	(8,385)	154
Cash distributions to Veralto Corporation, net	—	—	(427)
Net cash used in financing activities	(2,961)	(8,385)	(273)
Effect of exchange rate changes on cash and equivalents	278	(108)	59
Net change in cash and equivalents	2,537	(3,786)	(131)
Beginning balance of cash and equivalents	2,078	5,864	5,995
Ending balance of cash and equivalents	$4,615	$2,078	$5,864

Supplemental disclosure:
Distribution of noncash net assets to Veralto Corporation	$—	$—	$(1,674)
See the accompanying Notes to the Consolidated Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business—Danaher Corporation (“Danaher” or the “Company”) designs, manufactures and markets professional, medical, research and industrial products and services, which are typically characterized by strong brand names, innovative technologies and major market positions. As of December 31, 2025, the Company operates in three business segments:
•The Biotechnology segment offers a broad range of equipment, consumables, software and services that are primarily used by customers to advance and accelerate the research, development, manufacture and delivery of biological medicines. The Company’s solutions support a broad range of biotherapeutics including monoclonal antibodies, recombinant proteins, replacement therapies such as insulin and vaccines, as well as novel cell, gene, mRNA and other nucleic acid therapies.
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
Refer to Notes 2 and 3 for a discussion of acquisitions and discontinued operations.
Accounting Principles—The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation. The Consolidated Financial Statements also reflect the impact of noncontrolling interests. Noncontrolling interests do not have a significant impact on the Company’s consolidated results of continuing operations; therefore earnings attributable to noncontrolling interests for continuing operations are not presented separately in the Company’s Consolidated Statements of Earnings. Earnings attributable to noncontrolling interests have been reflected in selling, general and administrative (“SG&A”) expenses and were insignificant in all periods presented. Reclassifications of certain prior year amounts have been made to conform to the current year presentation.
Use of Estimates—The preparation of these financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company bases these estimates on historical experience, the current economic environment and on various other assumptions that are believed to be reasonable under the circumstances. However, uncertainties associated with these estimates exist and actual results may differ materially from these estimates.
Cash and Equivalents—The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.
Accounts Receivable and Allowances for Doubtful Accounts—All trade accounts, contract and finance receivables are reported on the accompanying Consolidated Balance Sheets adjusted for any write-offs and net of allowances for doubtful accounts. The allowances for doubtful accounts represent management’s best estimate of the expected future credit losses from the Company’s trade accounts, contract and finance receivable portfolios. Determination of the allowances requires management to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the provision for credit losses and, therefore, net earnings. The Company regularly performs detailed reviews of its portfolios to determine if an impairment has occurred and evaluates the collectability of receivables based on a combination of various financial and qualitative factors that may affect customers’ ability to pay, including customers’ financial condition, collateral, debt-servicing ability, past payment experience and credit bureau information. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the recognized receivable to the amount reasonably expected to be collected. Additions to the allowances for doubtful accounts are charged to current period earnings and amounts determined to be uncollectible are charged directly against the allowances. If any previously-written off amounts are subsequently recovered, the amounts will increase the allowances. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves would be required. The Company does not believe that trade accounts receivable represents significant concentrations of credit risk because of the diversified portfolio of individual customers and geographical areas. The Company’s allowance for doubtful accounts as of December 31, 2025 reflects the Company’s best estimate of the expected future losses for its accounts receivables; however, these estimates may change and future actual losses may differ from the Company’s estimates. The Company will continue to monitor economic conditions and will revise the estimates of the expected future losses for accounts receivable as necessary. The Company recorded $45 million, $37 million and $43 million of expense associated with doubtful accounts related to continuing operations for the years ended December 31, 2025, 2024 and 2023, respectively.
Included in the Company’s trade accounts receivable and other long-term assets as of December 31, 2025 and 2024 are $211 million and $141 million of net aggregate financing receivables, respectively. All financing receivables are evaluated for impairment based on individual customer credit profiles.
Inventories—Inventories include the costs of material, labor and overhead. Inventories are stated at the lower of cost and net realizable value primarily using the first-in, first-out method.
The classes of inventory as of December 31 are summarized as follows ($ in millions):

	2025	2024
Finished goods	$1,287	$1,145
Work in process	469	465
Raw materials	733	720
Total	$2,489	$2,330
Prepaid Expenses and Other Current Assets—Prepaid expenses and other current assets primarily result from advance payments to vendors for goods and services and are capitalized until the related goods are received or services are performed and advance payments to tax authorities. The Company’s prepaid expenses and other current assets as of December 31, 2025 and 2024 are primarily comprised of prepaid expenses of $668 million and $620 million, respectively, and taxes receivable for income and other taxes of $989 million and $853 million, respectively.
Property, Plant and Equipment—Property, plant and equipment are carried at cost. The provision for depreciation has been computed principally by the straight-line method based on the estimated useful lives of the depreciable assets as follows:

Category	Useful Life
Buildings	30 - 40 years
Leased assets and leasehold improvements	Amortized over the lesser of the economic life of the asset or the term of the lease
Machinery and equipment	3 – 20 years
Customer-leased equipment	5 – 7 years
Estimated useful lives are periodically reviewed and, when appropriate, changes to estimates are made prospectively.
The classes of property, plant and equipment as of December 31 are summarized as follows ($ in millions):

	2025	2024
Land and improvements	$233	$230
Buildings	3,054	2,548
Machinery and equipment	4,867	4,430
Customer-leased equipment	2,144	1,883
Gross property, plant and equipment	10,298	9,091
Less: accumulated depreciation	(4,767)	(4,101)
Property, plant and equipment, net	$5,531	$4,990
Investments—Investments over which the Company has a significant influence but not a controlling interest, are accounted for using the equity method of accounting, which requires the Company to record its initial investment at cost and adjust the balance each period for the Company’s share of the investee’s income or loss and dividends paid. The Company also invests in start-up companies where the Company has neither control of nor significant influence over the investee. The Company measures these non-marketable equity securities at fair value and recognizes changes in fair value in net earnings. For securities without readily available fair values, the Company has elected the measurement alternative to record these investments at cost and to adjust for impairments and observable price changes with a same or similar security from the same issuer within net earnings (the “Fair Value Alternative”). Additionally, the Company is a limited partner in partnerships that invest in start-up companies. While the partnerships record these investments at fair value, the Company’s investment in the partnerships is accounted for under the equity method of accounting. The Company made minority investments in equity method investments and non-marketable equity securities totaling $127 million, $331 million and $172 million in 2025, 2024 and 2023, respectively, including investments in partnerships of $119 million, $174 million and $71 million in 2025, 2024 and 2023, respectively. The Company recorded net realized and unrealized gains and losses related to changes in the fair value of these investments, as well as impairments to equity-method investments in other income (expense), net, in the accompanying Consolidated Statements of Earnings. Refer to Notes 8 and 11 for additional information about the Company’s investments.
Other Assets—Other assets principally include operating lease right-of-use (“ROU”) assets, noncurrent deferred tax assets and other investments.
Fair Value of Financial Instruments—The Company’s financial instruments consist primarily of cash and cash equivalents, trade accounts receivable, investments in equity securities and cross-currency swaps, obligations under trade accounts payable and short and long-term debt. Due to their short-term nature, the carrying values for cash and cash equivalents, trade accounts receivable and trade accounts payable approximate fair value. Refer to Note 11 for the fair values of the Company’s investments in equity securities and cross-currency swaps and other obligations.
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
Certain of the Company’s revenues relate to operating-type lease (“OTL”) arrangements. Leases are outside the scope of ASC 606 and are accounted for in accordance with ASC 842, Leases. Equipment lease revenue for OTL agreements is recognized on a straight-line basis over the life of the lease, and the cost of customer-leased equipment is recorded within property, plant and equipment in the accompanying Consolidated Balance Sheets and depreciated over the equipment’s estimated useful life. Depreciation expense associated with the leased equipment under OTL arrangements is reflected in cost of sales in the accompanying Consolidated Statements of Earnings. The OTLs are generally not cancellable until after an initial term and may or may not require the customer to purchase a minimum number of consumables or tests throughout the contract term. The Company also enters into sales-type lease (“STL”) arrangements with customers which result in earlier recognition of equipment lease revenue as compared to an OTL.
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
Research and Development—The Company conducts research and development (“R&D”) activities for the purpose of developing new products, enhancing the functionality, effectiveness, ease of use and reliability of the Company’s existing products and expanding the applications for which uses of the Company’s products are appropriate. R&D costs are expensed as incurred.
Contract Termination—The Company has certain contractual relationships with distributors who sell the Company’s products. During the year ended December 31, 2024, the Company terminated three contracts with distributors and incurred $56 million of costs related to the termination of the arrangements, which are recorded within SG&A expenses in the accompanying Consolidated Statements of Earnings.
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
Foreign Currency Translation—Exchange rate adjustments resulting from foreign currency transactions are recognized in net earnings, whereas effects resulting from the translation of financial statements are reflected as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Assets and liabilities of subsidiaries operating outside the United States (“U.S.”) with a functional currency other than U.S. dollars are translated into U.S. dollars using year end exchange rates and income statement accounts are translated at weighted average rates. Net foreign currency transaction gains or losses were not material in any of the years presented. As discussed below, the Company uses its foreign currency-denominated debt and cross-currency swap arrangements whereby existing U.S. dollar-denominated borrowings are effectively converted to foreign currency borrowings to partially hedge its net investments in foreign operations against adverse movements in exchange rates.
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
Government Assistance—The Company accounts for government assistance transactions by analogy to the grant accounting model in International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance. The Company receives various forms of government assistance, primarily through grants related to the development of new products and the expansion of production capacity. There are instances whereby the U.S. government has certain rights, including rights with respect to the allocation of certain of the incremental production capacity associated with such expansion and/or rights in intellectual property produced with its financial assistance. In 2025, 2024 and 2023, the Company recorded amounts related to government assistance that offset operating expenses of $50 million, $43 million and $51 million, respectively, and purchases of property, plant and equipment of $107 million, $198 million and $136 million, respectively. Property, plant and equipment purchased using funds provided by governments are recorded net of government assistance.
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
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. The ASU expands disclosures in the income tax rate reconciliations table and cash taxes paid. The Company adopted the ASU effective January 1, 2025 on a prospective basis. This accounting standard increased the tax disclosures in this report but had no impact on reported income tax expense or related tax assets or liabilities. Refer to Note 7 for additional income tax disclosures.
In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Loss for Accounts Receivable and Contract Assets. The ASU provides a practical expedient for the calculation of current expected credit losses for current accounts receivable and contract assets, allowing entities to assume that current conditions as of the balance sheet date will persist through the forecast period. The Company will adopt the ASU effective January 1, 2026 on a prospective basis and expects to elect the practical expedient for the calculation of current expected credit losses. The adoption is not anticipated to have a material impact to the Company’s allowance for doubtful accounts.

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
In December 2025, the FASB issued ASU 2025-10, Accounting for Government Grants Received by Business Entities. The ASU establishes guidance on how to recognize, measure and present government grants, adopting certain principles from the grant accounting model in the International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance. The ASU is effective for annual reporting periods beginning after December 15, 2028 and interim periods within those fiscal years. The Company is assessing the impact of the ASU on its consolidated financial statements and related disclosures.

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
The following briefly describes the Company’s acquisition activity for the three years ended December 31, 2025.
During 2025, there were no acquisitions. During 2024, the Company acquired three businesses for total consideration of $558 million in cash, net of cash acquired. The businesses acquired complement existing units of the Company’s Life Sciences segment. The Company recorded an aggregate of $305 million of goodwill related to these acquisitions.
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

The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition ($ in millions):

	2024	2023
Trade accounts receivable	$15	$86
Inventories	1	94
Property, plant and equipment	13	158
Goodwill	305	3,851
Other intangible assets, primarily developed technology, trade names and customer relationships	419	2,146
Trade accounts payable	(2)	(32)
Deferred tax liabilities	(59)	(519)
Other assets and liabilities, net	16	(49)
Net assets acquired	708	5,735
Less: noncash consideration	(150)	(125)
Net cash consideration	$558	$5,610
The noncash consideration of $150 million and $125 million related to a 2024 and a 2023 acquisition, respectively, and were the result of the Company’s preexisting investments in the acquired businesses.
Transaction-related costs for the Abcam Acquisition were $27 million for the year ended December 31, 2023. The Company’s earnings for 2024 and 2023 also reflect the pretax impact of $25 million and $68 million, respectively, of non-recurring acquisition date fair value adjustments to inventory in both periods and the settlement of pre-acquisition share-based payment awards in 2023, both related to the Abcam Acquisition. Transaction-related costs and acquisition-related fair value adjustments attributable to other acquisitions were not material for the years ended December 31, 2025, 2024 or 2023.
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

	2025	2024
Sales	$24,568	$23,920
Net earnings from continuing operations	3,600	3,907
Diluted net earnings per common share from continuing operations	5.03	5.30
The 2024 unaudited pro forma net earnings from continuing operations set forth above were adjusted to exclude the pretax impact of a $25 million nonrecurring acquisition date fair value adjustment to inventory.
Pending Acquisition
On February 16, 2026, the Company entered into a definitive agreement to acquire all of the outstanding shares of Masimo Corporation (“Masimo”) for an aggregate cash purchase price of approximately $9.9 billion, including assumed indebtedness and net of acquired cash (the “Masimo Acquisition”). Masimo is a leading specialty diagnostics provider of pulse oximetry and other patient monitoring systems, primarily in acute care settings. Masimo generated revenues of approximately $1.5 billion in 2025. The Company expects to include the Masimo business within its Diagnostics segment. The transaction is subject to customary closing conditions, including receipt of applicable regulatory clearances and Masimo shareholder approval.
The Company expects to finance the Masimo Acquisition using cash on hand and proceeds from debt financing.

NOTE 3. DISCONTINUED OPERATIONS
On September 30, 2023 (the “Distribution Date”), the Company completed the separation (the “Veralto Separation”) of its former Environmental & Applied Solutions business by distributing to Danaher stockholders on a pro rata basis all of the issued and outstanding common stock of Veralto Corporation (“Veralto”), the entity Danaher incorporated to hold such businesses. To effect the Veralto Separation, Danaher distributed to its stockholders one share of Veralto common stock for every three shares of Danaher common stock outstanding as of September 13, 2023, the record date for the distribution. Fractional shares of Veralto common stock that otherwise would have been distributed were aggregated and sold into the public market and the proceeds distributed to Danaher stockholders who otherwise would have received fractional shares of Veralto common stock.
In preparation for the Veralto Separation, in September 2023 Veralto issued approximately $2.6 billion in debt securities. The proceeds from these issuances were used to fund the approximately $2.6 billion net cash distributions Veralto made to Danaher prior to the Distribution Date (“Veralto Distribution”). Danaher used the Veralto Distribution proceeds to redeem approximately $1.0 billion of commercial paper, to satisfy bond maturities and to fund certain of the Company’s regular, quarterly cash dividends to shareholders.
The accounting requirements for reporting Veralto as a discontinued operation were met when the Veralto Separation was completed. Accordingly, the accompanying Consolidated Financial Statements for all periods presented reflect this business as a discontinued operation. The Company allocated a portion of the consolidated interest expense to discontinued operations based on the ratio of the discontinued business’ net assets to the Company’s consolidated net assets.
As a result of the Veralto Separation, the Company incurred $145 million in Veralto Separation-related costs during the year ended December 31, 2023, which are reflected in earnings from discontinued operations, net of income taxes in the accompanying Consolidated Statements of Earnings. These costs primarily relate to professional fees associated with preparation of regulatory filings and activities within finance, tax, legal and information technology functions as well as certain investment banking fees and tax costs incurred upon the Veralto Separation.
In connection with the Veralto Separation, Danaher and Veralto entered into various agreements to effect the Veralto Separation and provide a framework for their relationship after the Veralto Separation, including a separation and distribution agreement, transition services agreement, an employee matters agreement, a tax matters agreement, an intellectual property matters agreement and a DANAHER BUSINESS SYSTEM (“DBS”) license agreement. These agreements provide for the allocation between Danaher and Veralto of assets, employees, liabilities and obligations (including investments, property, employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after Veralto’s separation from Danaher and govern certain relationships between Danaher and Veralto after the Veralto Separation. In addition, Danaher is also party to various commercial agreements with Veralto entities. The amounts paid and received by Danaher for transition services provided under the above agreements as well as sales and purchases to and from Veralto were not material to the Company’s results of operations for the years ended December 31, 2025, 2024 and 2023.
The key components of income from the Veralto business from discontinued operations for the year ended December 31, 2023 were as follows ($ in millions):

Sales	$3,712
Cost of sales	(1,556)
Selling, general and administrative expenses	(1,236)
Research and development expenses	(168)
Other income (expense)	(14)
Interest expense	(7)
Income from discontinued operations before income taxes	731
Income tax expense	(188)
Earnings from discontinued operations, net of income taxes	$543

On July 2, 2016, the Company completed the separation (the “Fortive Separation”) of its former Test & Measurement segment, Industrial Technologies segment (excluding the product identification business) and the retail/consumer petroleum businesses by distributing to Danaher stockholders on a pro rata basis all of the issued and outstanding common stock of Fortive Corporation (“Fortive”), the entity the Company incorporated to hold such businesses. The accounting requirements for reporting the Fortive Separation as a discontinued operation were met when the Fortive Separation was completed.
In 2025, the Company recorded an income tax benefit of $14 million related to the release of previously provided reserves due to audit settlements and the expiration of statutes of limitations associated with uncertain tax positions on certain of the Company’s tax returns which were jointly filed with Fortive and Veralto entities. This income tax benefit is included in earnings from discontinued operations, net of income taxes in the accompanying Consolidated Statements of Earnings.

NOTE 4. NET EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS
Basic net earnings per share from continuing operations (“EPS”) is calculated by taking net earnings from continuing operations less the Mandatory Convertible Preferred Stock (“MCPS”) dividends divided by the weighted average number of common shares outstanding for the applicable period. Diluted net EPS from continuing operations is computed by taking net earnings from continuing operations less the MCPS dividends divided by the weighted average number of common shares outstanding increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased with the proceeds from the issuance of the potentially dilutive shares. For the years ended December 31, 2025, 2024 and 2023, 6.4 million, 1.3 million and 3.5 million options to purchase shares, respectively, were excluded from the diluted earnings per share calculation, as the impact of their inclusion would have been anti-dilutive.
Basic and diluted EPS are computed independently for each quarter and annual period, which involves the use of different weighted-average share count figures relating to quarterly and annual periods. As a result, and after factoring the effect of rounding to the nearest cent per share, the sum of prior quarter-to-date EPS figures may not equal annual EPS.
On April 17, 2023, all outstanding shares of the MCPS Series B converted into 8.6 million shares of the Company’s common stock. The impact of the MCPS Series B calculated under the if-converted method was anti-dilutive for the year ended December 31, 2023 and as such 2.5 million shares underlying the MCPS Series B were excluded in the calculation of diluted EPS and the related MCPS Series B dividends of $21 million were included in the calculation of net earnings for diluted EPS for the period. Refer to Note 18 for additional information about the MCPS Series B conversion.
Information related to the calculation of net earnings per common share from continuing operations for the years ended December 31 is summarized as follows ($ and shares in millions, except per share amounts):

	2025	2024	2023
Numerator:
Net earnings from continuing operations	$3,600	$3,899	$4,221
MCPS dividends	—	—	(21)
Net earnings from continuing operations attributable to common stockholders for Basic and Diluted EPS	$3,600	$3,899	$4,200

Denominator:
Weighted average common shares outstanding used in Basic EPS	712.7	731.0	736.5
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive RSUs and PSUs	3.4	6.2	6.6
Weighted average common shares outstanding used in Diluted EPS	716.1	737.2	743.1

Basic EPS from continuing operations	$5.05	$5.33	$5.70
Diluted EPS from continuing operations	$5.03	$5.29	$5.65

NOTE 5. REVENUE
The following table presents the Company’s revenues disaggregated by geographical region and revenue type ($ in millions). Sales taxes and other usage-based taxes collected from customers are excluded from revenue.

	Biotechnology	Life Sciences	Diagnostics	Total
Year ended December 31, 2025:
Geographical region:
North America(a)	$2,418	$3,018	$4,920	$10,356
Western Europe	2,558	1,674	1,706	5,938
Other developed markets(b)	341	518	393	1,252
High-growth markets(c)	1,976	2,124	2,922	7,022
Total	$7,293	$7,334	$9,941	$24,568

Revenue type:
Recurring	$6,424	$4,844	$8,859	$20,127
Nonrecurring	869	2,490	1,082	4,441
Total	$7,293	$7,334	$9,941	$24,568

Year ended December 31, 2024:
Geographical region:
North America(a)	$2,237	$3,199	$4,859	$10,295
Western Europe	2,296	1,574	1,587	5,457
Other developed markets(b)	335	510	408	1,253
High-growth markets(c)	1,891	2,046	2,933	6,870
Total	$6,759	$7,329	$9,787	$23,875

Revenue type:
Recurring	$5,758	$4,889	$8,719	$19,366
Nonrecurring	1,001	2,440	1,068	4,509
Total	$6,759	$7,329	$9,787	$23,875

Year ended December 31, 2023:
Geographical region:
North America(a)	$2,454	$2,999	$4,508	$9,961
Western Europe	2,407	1,519	1,542	5,468
Other developed markets(b)	329	510	431	1,270
High-growth markets(c)	1,982	2,113	3,096	7,191
Total	$7,172	$7,141	$9,577	$23,890

Revenue type:
Recurring	$5,897	$4,360	$8,425	$18,682
Nonrecurring	1,275	2,781	1,152	5,208
Total	$7,172	$7,141	$9,577	$23,890
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

The Company’s products and services primarily consist of life sciences research, biopharmaceutical drug production and medical diagnostic products and services. The Company sells equipment to customers as well as consumables, software and services, some of which customers purchase on a recurring basis. Consumables sold for use with the equipment sold by the Company are typically critical to the use of the equipment and are typically used on a one-time or limited basis, requiring frequent replacement in the customer’s operating cycle. Examples of these consumables include reagents used in diagnostic tests, chromatography resins used for research and bioprocessing and filters used in filtration, separation and purification processes. Additionally, some of the Company’s consumables are used on a standalone basis, such as custom nucleic acids, genomics solutions, antibodies and immunoassays. The Company separates its goods and services between those typically sold to a customer on a recurring basis and those typically sold to a customer on a nonrecurring basis. Recurring revenue primarily includes revenue from consumables (both used with Company equipment and used on a standalone basis), services and OTLs. Nonrecurring revenue includes sales of equipment, point in time software licenses and STLs. OTLs and STLs are included in the above revenue amounts. For the years ended December 31, 2025, 2024 and 2023, lease revenue was $466 million, $402 million and $410 million, respectively.
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
As of December 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $5.2 billion. The Company expects to recognize revenue on approximately 47% of the remaining performance obligations over the next 12 months, 26% over the subsequent 12 months, and the remainder recognized thereafter.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed trade accounts receivable, unbilled receivables (“contract assets”) and deferred revenue, customer deposits and billings in excess of revenue recognized (“contract liabilities”) on the Consolidated Balance Sheets. In addition, the Company defers certain costs incurred to obtain a contract (“contract costs”). Contract assets, liabilities and costs are reported on the accompanying Consolidated Balance Sheets on a contract-by-contract basis. The balances of contract assets and contract costs as of December 31, 2025 and 2024 were not significant and are classified as other current assets and other long-term assets in the Consolidated Balance Sheets. The balance of contract costs are generally amortized into earnings on a straight-line basis (which is consistent with the transfer of control for the related goods or services). Amortization expense related to these costs for the years ended December 31, 2025 and 2024 was also not significant. The costs to obtain a contract where the amortization period for the related asset is one year or less are expensed as incurred and recorded within SG&A expenses in the accompanying Consolidated Statements of Earnings.
The Company often receives cash payments from customers in advance of the Company’s performance, resulting in contract liabilities that are classified as either current or long-term in the Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. As of December 31, 2025 and 2024, contract liabilities were approximately $1.6 billion and $1.5 billion, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheets. The increase in the contract liability balance during the year ended December 31, 2025 was primarily a result of cash payments received in advance of satisfying performance obligations and the impact of foreign currency, partially offset by amounts recognized as revenue. Revenue recognized during the years ended December 31, 2025 and 2024 that was included in the opening contract liability balance was approximately $1.2 billion and $1.3 billion, respectively.

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
The table below reconciles segment sales to segment operating profit with the expense categories presented reflecting the expenses that the Company has determined to be significant segment expenses. Significant segment expenses are the expense category details regularly provided to the CODM to allocate resources to the segments and to evaluate segment performance. Detailed segment data is as follows ($ in millions):

	Biotechnology	Life Sciences	Diagnostics	Total Reportable Segments	Other(a)	Total Company
Year Ended December 31, 2025
Sales (GAAP)	$7,293	$7,334	$9,941	$24,568	$—	$24,568
Less:
Depreciation	(149)	(185)	(407)	(741)	(9)	(750)
Amortization of intangible assets	(902)	(604)	(191)	(1,697)	—	(1,697)
Impairments(b)	(101)	(446)	(15)	(562)	—	(562)
Other segment items(c)	(4,277)	(5,579)	(6,678)	(16,534)	(335)	(16,869)
Operating profit	$1,864	$520	$2,650	$5,034	$(344)	$4,690

Year Ended December 31, 2024
Sales (GAAP)	$6,759	$7,329	$9,787	$23,875	$—	$23,875
Less:
Depreciation	(151)	(167)	(394)	(712)	(9)	(721)
Amortization of intangible assets	(863)	(576)	(192)	(1,631)	—	(1,631)
Impairments(b)	—	(222)	(43)	(265)	—	(265)
Other segment items(c)	(4,060)	(5,485)	(6,533)	(16,078)	(317)	(16,395)
Operating profit	$1,685	$879	$2,625	$5,189	$(326)	$4,863

Year Ended December 31, 2023
Sales (GAAP)	$7,172	$7,141	$9,577	$23,890	$—	$23,890
Less:
Depreciation	(162)	(129)	(379)	(670)	(5)	(675)
Amortization of intangible assets	(864)	(429)	(198)	(1,491)	—	(1,491)
Impairments(b)	(54)	—	(23)	(77)	—	(77)
Other segment items(c)	(4,183)	(5,374)	(6,571)	(16,128)	(317)	(16,445)
Operating profit	$1,909	$1,209	$2,406	$5,524	$(322)	$5,202
(a) Other consists of unallocated corporate costs and other costs not considered part of management’s evaluation of reportable segment operating performance.
(b) For information on the impairments, refer to Note 10.
(c) Other segment items for each reportable segment include cost of sales, SG&A expenses and R&D expenses, excluding depreciation, amortization of intangible assets and impairments. Included within these categories of expenses are overhead expenses, stock compensation expense, restructuring charges and allocated corporate expenses.

The following table presents identifiable assets as of the years ended December 31 ($ in millions):

	2025	2024	2023
Biotechnology	$37,337	$34,605	$37,421
Life Sciences	23,112	23,211	23,730
Diagnostics	14,748	14,204	14,552
Other	8,267	5,522	8,785
Total	$83,464	$77,542	$84,488
The following table presents capital expenditures, gross for the years ended December 31 ($ in millions):

	2025	2024	2023
Biotechnology	$370	$447	$417
Life Sciences	186	391	320
Diagnostics	592	550	546
Other	8	4	100
Total	$1,156	$1,392	$1,383
Operations in Geographical Areas:

	Year Ended December 31
($ in millions)	2025	2024	2023
Sales:
United States	$9,981	$9,927	$9,579
China	2,631	2,805	3,143
All other (each country individually less than 5% of total sales)	11,956	11,143	11,168
Total	$24,568	$23,875	$23,890

Property, plant and equipment, net:
United States	$2,757	$2,585	$2,304
United Kingdom	586	519	371
Sweden	477	384	425
Germany	287	251	238
All other (each country individually less than 5% of total property, plant and equipment, net)	1,424	1,251	1,215
Total	$5,531	$4,990	$4,553

NOTE 7. INCOME TAXES
Earnings from continuing operations before income taxes for the years ended December 31 were as follows ($ in millions):

	2025	2024	2023
U.S.	$971	$1,002	$1,310
Non-U.S.	3,262	3,644	3,734
Total	$4,233	$4,646	$5,044

The provision for income taxes from continuing operations for the years ended December 31 were as follows ($ in millions):

	2025	2024	2023
Current:
Federal U.S.	$207	$239	$559
Non-U.S.	775	929	1,271
State and local	91	62	197
Deferred:
Federal U.S.	(289)	(300)	(737)
Non-U.S.	(133)	(141)	(338)
State and local	(18)	(42)	(129)
Income tax provision	$633	$747	$823
Noncurrent deferred tax assets and noncurrent deferred tax liabilities are included in other assets and other long-term liabilities, respectively, in the accompanying Consolidated Balance Sheets. Deferred income tax assets and liabilities as of December 31 were as follows ($ in millions):

	2025	2024
Deferred tax assets:
Allowance for doubtful accounts	$20	$20
Inventories	107	114
Environmental and regulatory compliance	36	38
Other accruals and prepayments	908	631
Stock-based compensation expense	132	122
Operating lease liabilities	285	255
R&D expense	679	584
Tax credit and loss carryforwards	678	760
Valuation allowances	(315)	(232)
Total deferred tax asset	2,530	2,292
Deferred tax liabilities:
Pension and postretirement benefits	(58)	(9)
Property, plant and equipment	(100)	(136)
Insurance, including self-insurance	(304)	(400)
Operating lease ROU assets	(265)	(238)
Goodwill and other intangibles	(3,269)	(3,300)
Total deferred tax liability	(3,996)	(4,083)
Net deferred tax liability	$(1,466)	$(1,791)
The Company evaluates the future realizability of tax credits and loss carryforwards considering the anticipated future earnings of the Company’s subsidiaries as well as tax planning strategies in the associated jurisdictions. During 2025, the Company’s valuation allowance increased by $83 million primarily related to certain tax credit and net operating loss carryforward deferred tax assets that are not expected to be realized. As of December 31, 2025, the Company has basis differences in investments indefinitely reinvested outside the United States for which deferred taxes have not been provided. The income taxes applicable to repatriating such earnings are not readily determinable. As of December 31, 2025, the Company had no plans which would subject these basis differences to income taxes in the United States or elsewhere.
The Tax Cuts and Jobs Act (“TCJA”) imposes tax on U.S. shareholders for global intangible low-taxed income (“GILTI”) earned by certain non-U.S. subsidiaries. The Company has elected the period cost method for its accounting for GILTI.

The effective income tax rate from continuing operations for the years ended December 31 varies from the U.S. statutory federal income tax rate as follows ($ in millions):

	2025
	Income Taxes	Percent of Pretax Earnings
Income tax at U.S. statutory federal income tax rate	$889	21.0%
State and local income taxes net of federal income tax effects(a)	58	1.4%
Foreign tax effects:
Other foreign jurisdictions	(21)	(0.5)%
Effect of cross-border tax laws:
Foreign-derived intangible income ("FDII")	(49)	(1.2)%
Subpart F income, net of foreign tax credits	(46)	(1.1)%
Other	21	0.5%
Tax credits:
R&D tax credits	(52)	(1.2)%
Foreign tax credits	(141)	(3.3)%
Nontaxable or nondeductible items	(40)	(0.9)%
Changes in unrecognized tax benefits (worldwide)	14	0.3%
Income taxes and effective income tax rate	$633	15.0%
(a) State taxes in Massachusetts, California, Pennsylvania, Illinois, Florida and New Jersey made up the majority (greater than 50%) of the tax effect in this category.

	Percentage of Pretax Earnings
	2024	2023
Statutory federal income tax rate	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
State income taxes (net of federal income tax benefit)	0.8%	1.2%
Non-U.S. rate differential	(2.9)%	(3.4)%
Resolution and expiration of statutes of limitation of uncertain tax positions	(0.6)%	(0.4)%
Realignment of businesses	—%	0.6%
Research credits	(1.5)%	(1.6)%
FDII, uncertain tax positions and other	0.3%	(0.8)%
Excess tax benefits from stock-based compensation	(1.0)%	(0.3)%
Effective income tax rate	16.1%	16.3%
The Company operates globally, including in certain jurisdictions with lower tax rates than the U.S. federal statutory rate. Therefore, the impact of Danaher’s global operations and benefits from tax credits and incentives contributes to a lower effective tax rate for 2025, 2024 and 2023 compared to the U.S. federal statutory tax rate of 21.0%, as well as the impact of the following:
•The effective tax rate of 15.0% in 2025 was reduced by the tax effect from intangible asset impairments in jurisdictions with higher statutory tax rates than the Company’s effective tax rate and discrete tax benefits from the release of reserves for uncertain tax positions due to audit settlements and the expiration of statutes of limitation and the remeasurement of deferred taxes in a jurisdiction which enacted a tax rate change, partially offset by charges related to changes in estimates associated with prior period uncertain tax positions and valuation allowances recorded on foreign operating losses and tax credits in certain foreign jurisdictions. These items decreased the reported rate on a net basis by 1.5%.
•The effective tax rate of 16.1% in 2024 was reduced by the tax effect from intangible asset impairments in a jurisdiction with a higher statutory tax rate than the Company’s effective tax rate and discrete tax benefits from excess tax benefits from stock-based compensation, the release of reserves for uncertain tax positions due to the expiration of statutes of limitation and changes in estimates related to prior year tax filing positions, net of charges related to changes in estimates associated with prior period uncertain tax positions. These items decreased the reported rate on a net basis by 1.4%.
•The effective tax rate of 16.3% in 2023 was reduced by net deferred tax benefits from changes in estimates related to prior year tax filing positions, the release of reserves for uncertain tax positions due to the expiration of statutes of limitation and excess tax benefits from stock-based compensation, net of charges related to tax costs related to the Veralto Separation, tax costs from legal and operational actions undertaken to realign certain of its businesses and changes in estimates associated with prior period uncertain tax positions. These items decreased the reported rate on a net basis by 0.9%.
The Company made income tax payments related to both continuing and discontinued operations of approximately $1.2 billion, $1.3 billion and $1.8 billion in 2025, 2024 and 2023, respectively. The payments made in 2025 included $455 million to the U.S. federal government and $22 million, net of refunds, to U.S. state and local jurisdictions. Foreign income tax payments made in 2025 totaled approximately $737 million which included payments to Sweden ($160 million), China ($88 million), Singapore ($72 million) and Austria ($71 million), with an additional $346 million paid to other jurisdictions.
Current income taxes payable related to both continuing and discontinued operations has been reduced by $64 million, $107 million and $80 million in 2025, 2024 and 2023, respectively, for tax deductions attributable to stock-based compensation, of which, the excess tax benefit over the amount recorded for financial reporting purposes for both continuing and discontinued operations was $32 million, $70 million and $51 million, respectively. The excess tax benefits have been recorded as reductions to the current income tax provision and are reflected as operating cash inflows in the accompanying Consolidated Statements of Cash Flows.
Included in deferred income taxes as of December 31, 2025 are tax benefits for U.S. and non-U.S. net operating loss carryforwards totaling $284 million ($158 million of which the Company does not expect to realize and have corresponding valuation allowances). Certain of the losses can be carried forward indefinitely and others can be carried forward to various dates from 2026 through 2045. In addition, the Company had general business and non-U.S. tax credit carryforwards of $394 million ($148 million of which the Company does not expect to realize and have corresponding valuation allowances) as of December 31, 2025, which can be carried forward to various dates from 2026 to 2035. In addition, as of December 31, 2025, the Company had $9 million of valuation allowances related to other deferred tax asset balances that are not more likely than not of being realized.
As of December 31, 2025, gross unrecognized tax benefits totaled approximately $1.3 billion (approximately $1.4 billion, net of the impact of $113 million of indirect tax benefits offset by $280 million associated with potential interest and penalties). As of December 31, 2024, gross unrecognized tax benefits totaled approximately $1.2 billion (approximately $1.4 billion, net of the impact of $75 million of indirect tax benefits offset by $231 million associated with potential interest and penalties). The Company recognized approximately $39 million, $40 million and $32 million of net tax expense from potential interest and penalties during 2025, 2024 and 2023, respectively. The net tax expense for potential interest and penalties related to discontinued operations were $6 million during 2023. To the extent unrecognized tax benefits (including interest and penalties) are recognized with respect to uncertain tax positions, approximately $1.4 billion and $1.3 billion as of December 31, 2025 and 2024, respectively, would reduce the tax expense and effective tax rate in future periods. The Company recognized interest and penalties related to unrecognized tax benefits within income taxes in the accompanying Consolidated Statements of Earnings. Unrecognized tax benefits and associated accrued interest and penalties are included in taxes, income and other accrued expenses as detailed in Note 12.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding amounts accrued for potential interest and penalties related to both continuing and discontinued operations, for the years ended December 31 is as follows ($ in millions):

	2025	2024	2023
Unrecognized tax benefits, beginning of year	$1,229	$1,214	$1,139
Additions based on tax positions related to the current year	71	64	72
Additions for tax positions of prior years	21	21	41
Reductions for tax positions of prior years	(6)	(14)	(15)
Acquisitions, divestitures and other	3	(12)	(14)
Lapse of statute of limitations	(58)	(14)	(11)
Settlements	(19)	(9)	(8)
Effect of foreign currency translation	40	(21)	10
Unrecognized tax benefits, end of year	$1,281	$1,229	$1,214
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
Tax authorities in Denmark have issued tax assessments related to interest accrued by certain of the Company’s subsidiaries for the years 2004 through 2015, totaling approximately DKK 2.1 billion including applicable accrued interest (approximately $326 million based on the exchange rate as of December 31, 2025). Management believes the positions the Company has taken in Denmark are in accordance with the relevant tax laws and is actively defending them under appeal to the Danish National Tax Tribunal. The Company intends on pursuing this matter to the Danish High Court and Danish Supreme Court should the current appeal be unsuccessful. While the ultimate resolution is uncertain and may take years to resolve, taking into account the provisions and payments the Company has previously made related to these assessments to mitigate further interest accrual claims, the Company does not expect the resolution of this matter to have a future material adverse impact on the Company’s financial statements, including its cash flow and effective tax rate.
The Company operates in various non-U.S. jurisdictions where income tax incentives and rulings have been granted for specific periods of time. In Puerto Rico and Singapore, the Company has various tax rulings and tax holiday arrangements which reduce the overall effective tax rate of the Company. The various rulings and tax holidays expire between 2026 and 2027. As of December 31, 2025, the Company had satisfied the conditions enumerated in these agreements. Included in the accompanying Consolidated Financial Statements are tax benefits of $19 million, $33 million and $83 million (or $0.03, $0.04 and $0.11 per diluted common share) for 2025, 2024 and 2023, respectively, from these rulings and tax holidays.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, which includes permanent extensions of most expiring TCJA provisions as well as international tax changes. The application of the OBBBA to the Company did not have a material impact on its financial statements during the year ended December 31, 2025.

NOTE 8. NONOPERATING INCOME (EXPENSE)
The following sets forth the components of the Company’s other income (expense), net for the years ended December 31 ($ in millions):

	2025	2024	2023
Other components of net periodic benefit costs	$6	$1	$7
Investment gains (losses):
Realized investment gains (losses)	(140)	156	89
Unrealized investment gains (losses)	(108)	(213)	(271)
Total investment gains (losses)	(248)	(57)	(182)
Gain on sale of product line	9	—	—
Gain on sale of facility	11	—	—
Total other income (expense), net	$(222)	$(56)	$(175)
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
Investment Gains (Losses)
For investments in equity securities without readily available fair values, the Company has elected the Fair Value Alternative and records adjustments to fair value within net earnings. Additionally, the Company is a limited partner in partnerships that invest primarily in early stage companies. While the partnerships record these investments at fair value, the Company’s investments in the partnerships are accounted for under the equity method of accounting. The investment gains (losses) include realized and unrealized gains and losses related to changes in the fair value of the Company’s investments in equity securities and the Company’s equity in earnings of the partnerships that reflect the changes in fair value of the investments of the partnerships and related management fees and operating expenses. During the year ended December 31, 2024, the Company sold a portion of its shares of an equity method investment and recorded a realized investment gain of $180 million ($135 million after-tax). In addition, during 2025 and 2023 the Company recorded impairments of $58 million and $31 million, respectively, related to equity method investments that are reflected in unrealized investment gains (losses).
Gain on Sale of Product Line
During the year ended December 31, 2025, the Company divested a product line for a cash purchase price of $9 million and recognized a pretax gain on sale of $9 million ($7 million after-tax). The divested product line generated revenues of approximately $50 million in the Diagnostics segment in 2024. The divestiture of this product line did not represent a strategic shift with a major effect on the Company’s operations and financial results and therefore is not reported as a discontinued operation.
Gain on Sale of Facility
During the year ended December 31, 2025, the Company sold a facility and recognized a pretax gain on sale of $11 million ($8 million after-tax).

NOTE 9. LEASES
The Company has operating leases for office space, warehouses, distribution centers, R&D facilities, manufacturing locations and certain equipment, primarily automobiles. Many leases include one or more options to renew, some of which include options to extend for up to 30 years, and some leases include options to terminate within 30 days. In certain of the Company’s lease agreements, the rental payments are adjusted periodically to reflect actual charges incurred for common area maintenance, utilities, inflation and/or changes in other indexes. The Company’s finance leases were not material as of December 31, 2025 and 2024. ROU assets arising from finance leases are included in property, plant and equipment, net and the liabilities are included in notes payable and current portion of long-term debt and long-term debt in the accompanying Consolidated Balance Sheets.
The Consolidated Financial Statements include the following amounts related to operating leases where the Company is the lessee ($ in millions):

	2025	2024	2023
Consolidated Statements of Earnings
Fixed operating lease expense(a)	$250	$239	$207
Variable operating lease expense	66	60	67
Total operating lease expense	$316	$299	$274

Consolidated Statements of Cash Flows
Cash paid for amounts included in the measurement of operating lease liabilities	$250	$245	$214
ROU assets obtained in exchange for operating lease obligations	298	320	182

Consolidated Balance Sheets		December 31, 2025	December 31, 2024
Lease Assets and Liabilities	Classification
Operating lease ROU assets	Other long-term assets	$1,214	$1,084

Operating lease liabilities - current	Accrued expenses and other liabilities	$199	$173
Operating lease liabilities - long-term	Other long-term liabilities	1,079	968
Total operating lease liabilities		$1,278	$1,141

Weighted average remaining lease term		10 years	9 years
Weighted average discount rate		4.2%	4.2%
(a) Includes short-term leases and sublease income, both of which were immaterial.

The following table presents the maturity of the Company’s operating lease liabilities as of December 31, 2025 ($ in millions):

2026	$239
2027	201
2028	174
2029	150
2030	129
Thereafter	658
Total operating lease payments	1,551
Less: imputed interest	(273)
Total operating lease liabilities	$1,278
As of December 31, 2025, the Company had no additional significant operating or finance leases that had not yet commenced.

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
The Company estimates the fair value of its reporting units primarily using a market-based approach and an income approach in certain instances to corroborate value. The market-based approach relies on current trading multiples of EBITDA for companies operating in businesses similar to each of the Company’s reporting units, in addition to recent available market sale transactions of comparable businesses. In determining the estimated fair value of each reporting unit, the Company also applies a control premium. The income approach relies on the discounted cash flow model, including assumptions about the amount and timing of future expected cash flows, terminal value growth rates and discount rates. If the estimated fair value of the reporting unit is less than its carrying value, the Company must perform additional analysis to determine if the reporting unit’s goodwill has been impaired.
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
As of December 31, 2025, the Company had five reporting units for goodwill impairment testing. As of the date of the 2025 annual impairment test, the carrying value of the goodwill included in each individual reporting unit ranged from approximately $1.2 billion to $23.1 billion. No goodwill impairment charges were recorded for any of the years ended December 31, 2025, 2024 and 2023 and no “triggering” events have occurred subsequent to the performance of the 2025 annual impairment test. The factors used by management in its impairment analysis are inherently subject to uncertainty. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated, and a charge would need to be taken against net earnings.

The following is a rollforward of the Company’s goodwill by segment ($ in millions):

	Biotechnology	Life Sciences	Diagnostics	Total
Balance, January 1, 2024	$22,477	$12,221	$6,910	$41,608
Attributable to 2024 acquisitions	—	305	—	305
Adjustments due to finalization of purchase price adjustments	—	(23)	—	(23)
Foreign currency translation and other	(1,040)	(198)	(155)	(1,393)
Balance, December 31, 2024	21,437	12,305	6,755	40,497
Adjustments due to finalization of purchase price allocations	—	9	—	9
Foreign currency translation and other	1,876	542	227	2,645
Balance, December 31, 2025	$23,313	$12,856	$6,982	$43,151
Finite-lived intangible assets are amortized over their legal or estimated useful life. The following summarizes the gross carrying value and accumulated amortization for each major category of intangible assets as of December 31 ($ in millions):

	2025		2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangibles:
Patents and technology	$16,229	$(6,100)	$14,781	$(4,641)
Customer relationships, trade names and other intangibles	10,505	(5,703)	9,972	(4,781)
Total finite-lived intangibles	26,734	(11,803)	24,753	(9,422)
Indefinite-lived intangibles:
Trademarks and trade names	2,886	—	3,237	—
Total intangibles	$29,620	$(11,803)	$27,990	$(9,422)
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
During the third quarter of 2024, the Company concluded that it had an impairment indicator for an indefinite-lived trade name within the genomics consumable business included in the Life Sciences segment, primarily as a result of softness in the genomics market, including but not limited to the discontinuation of certain drug development programs announced in the third quarter of 2024, weaker demand at some of the business’s larger customers as well as reduced demand due to the reprioritization of drug development programs at other customers. The Company engaged a third-party valuation specialist to assist in the valuation of the trade name using a relief from royalty method of valuation. The significant assumptions in the relief from royalty method included, but were not limited to, revenue, revenue growth rates, planned use of the trade name, royalty rates and discount rates. The Company recorded a noncash impairment charge of $222 million pretax ($169 million after-tax) related to the trade name for the year ended December 31, 2024, which is included in SG&A expenses in the accompanying Consolidated Statements of Earnings.
During the second quarter of 2025, the Company decided to reorganize and integrate certain businesses within the Life Sciences segment. As a result of these plans, the Company concluded that the same indefinite-lived trade name within the genomics consumables business was no longer considered to be indefinite-lived, resulting in an impairment indicator. The Company engaged a third-party valuation specialist to assist in the valuation of the trade name using a relief from royalty method of valuation. The Company recorded a noncash impairment charge of $432 million pretax ($328 million after-tax) related to the trade name for the year ended December 31, 2025, which is included in SG&A expenses in the accompanying Consolidated Statements of Earnings. The amount of the impairment was primarily attributable to the conclusion that the trade name was no longer indefinite-lived, as well as current lower levels of demand in the genomics market, including at emerging biotechnology customers and at two large customers. After recognition of the impairment in the second quarter of 2025, the remaining net book value of the trade name was $76 million and will be amortized over the asset’s remaining useful life of eight years. The Company continues to monitor for any changes to the business performance or key assumptions.

In connection with both trade name impairments mentioned above, the Company also tested the related long-lived asset group and the related reporting unit goodwill for impairment, and in each case the Company identified no impairment.
Additionally, during 2025, the Company identified impairment triggers for certain long-lived technology assets, a trade name and other assets in the Biotechnology, Life Sciences and Diagnostics segments. During the year ended December 31, 2025, the Company recorded impairment charges of $130 million related to these long-lived assets. During 2024, the Company identified impairment triggers for a trade name in the Diagnostics segment and recorded an impairment charge of $43 million in the year ended December 31, 2024. The Company identified impairment triggers in 2023 in the Diagnostics and Biotechnology segments which resulted in impairment charges for certain long-lived assets, including technology and other assets totaling $77 million. The 2025, 2024 and 2023 impairment charges were recorded in SG&A expenses in the accompanying Consolidated Statements of Earnings, except for $29 million and $14 million in 2025 and 2023, respectively, which were recorded in cost of sales in the accompanying Consolidated Statements of Earnings.
Total intangible amortization expense in 2025, 2024 and 2023 was approximately $1.7 billion, $1.6 billion and $1.5 billion, respectively. Based on the intangible assets recorded as of December 31, 2025, amortization expense is estimated to be approximately $1.7 billion during 2026, $1.6 billion during 2027, $1.6 billion during 2028, $1.6 billion during 2029 and $1.4 billion during 2030.

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
A summary of financial assets that are measured at fair value on a recurring basis were as follows ($ in millions):

	Year Ended December 31		Quoted Prices in Active Market (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	2025	2024	2025	2024	2025	2024	2025	2024
Assets:
Investment in equity securities	$165	$218	$—	$3	$—	$—	$—	$—
Cross-currency swap derivative contracts	150	415	—	—	150	415	—	—
Liabilities:
Cross-currency swap derivative contracts	42	—	—	—	42	—	—	—
The Company’s investments in equity securities consist of investments in publicly traded equity securities and investments in non-marketable equity securities. The publicly traded securities are classified as Level 1 in the fair value hierarchy as they are measured based on quotes in active markets. For the non-marketable equity securities, the Company estimates the fair value of the investments using the Fair Value Alternative. The Company’s investments in these equity securities are not classified in the fair value hierarchy due to the use of these measurement methods. The Company’s investments in partnerships are accounted for under the equity method of accounting and are not subject to fair value measurement disclosures. As of both December 31, 2025 and 2024, the Company’s equity method investments included investments in partnerships with a carrying value of approximately $1.4 billion. During the years ended December 31, 2025, 2024 and 2023, the Company recorded net realized and unrealized losses of $248 million, $57 million and $182 million, respectively, related to changes in the fair value of the Company’s investments in equity securities and the Company’s equity in earnings of the partnerships that reflect the changes in fair value of the investments of the partnerships. Refer to Note 8 for additional information on gains and losses on the Company’s investments, including investments in the partnerships.
The cross-currency swap derivative contracts are classified as Level 2 in the fair value hierarchy as they are measured using the income approach with the relevant interest rates and current foreign currency exchange rates and forward curves as inputs. Refer to Note 14 for additional information.

Fair Value of Other Financial Instruments
The carrying amounts and fair values of the Company’s other financial instruments as of December 31 were as follows ($ in millions):

	2025		2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt obligations:
Notes payable and current portion of long-term debt	$2	$2	$505	$502
Long-term debt	18,416	16,042	15,500	13,109
As of December 31, 2025 and 2024, short and long-term borrowings were categorized as Level 1. The fair value of long-term borrowings was based on quoted market prices. The difference between the fair value and the carrying amounts of long-term borrowings is attributable to changes in market interest rates and/or the Company’s credit ratings subsequent to the incurrence of the borrowing. The fair values of borrowings with original maturities of one year or less, as well as cash and cash equivalents, trade accounts receivable, net and trade accounts payable generally approximate their carrying amounts due to the short-term maturities of these instruments.
Refer to Note 15 for information related to the fair value of the Company sponsored defined benefit pension plan assets.

NOTE 12. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities as of December 31 were as follows ($ in millions):

	2025		2024
	Current	Noncurrent	Current	Noncurrent
Compensation and benefits	$1,186	$360	$1,101	$289
Pension and postretirement benefits	61	608	56	560
Taxes, income and other	532	3,013	568	3,138
Contract liabilities	1,353	231	1,299	232
Sales and product allowances	187	7	185	6
Operating lease liabilities	199	1,079	173	968
Cross-currency swap derivative liabilities	42	—	—	—
Contract settlement financing payable	75	218	75	287
Other	1,326	184	1,083	214
Total	$4,961	$5,700	$4,540	$5,694

NOTE 13. FINANCING
The components of the Company’s debt as of December 31 were as follows (amounts in millions):

	Outstanding Amount
Description and Aggregate Principal Amount	2025	2024
Euro-denominated commercial paper (€933 million and €931 million, respectively)(a)	$1,097	$965
3.35% senior unsecured notes due 9/15/2025 ($500 million) (the “2025 U.S. Notes”)(b)	—	500
0.2% senior unsecured notes due 3/18/2026 (€1.3 billion) (the “2026 Biopharma Euronotes”)(c)	1,469	1,293
2.1% senior unsecured notes due 9/30/2026 (€800 million) (the “2026 Euronotes”)(b)	940	828
0.4773% senior unsecured bonds due 4/9/2027 (CHF 250 million) (the “2027 CHF Bonds”)(d)	315	—
0.3% senior unsecured notes due 5/11/2027 (¥30.8 billion) (the “2027 Yen Notes”)(e)	196	195
1.2% senior unsecured notes due 6/30/2027 (€600 million) (the “2027 Euronotes”)(f)	704	620
0.45% senior unsecured notes due 3/18/2028 (€1.3 billion) (the “2028 Biopharma Euronotes”)(c)	1,466	1,291
1.125% senior unsecured bonds due 12/08/2028 (CHF 210 million) (the “2028 CHF Bonds”)(d)	267	233
0.8875% senior unsecured bonds due 10/10/2029 (CHF 325 million) (the “2029 CHF Bonds”)(d)	409	—
2.6% senior unsecured notes due 11/15/2029 ($800 million) (the “2029 Biopharma Notes”)(c)	798	797
2.5% senior unsecured notes due 3/30/2030 (€800 million) (the “2030 Euronotes”)(b)	940	829
0.75% senior unsecured notes due 9/18/2031 (€1.8 billion) (the “2031 Biopharma Euronotes”)(c)	2,050	1,805
0.65% senior unsecured notes due 5/11/2032 (¥53.2 billion) (the “2032 Yen Notes”)(e)	339	337
1.265% senior unsecured bonds due 10/10/2033 (CHF 325 million) (the “2033 CHF Bonds”)(d)	408	—
1.6249% senior unsecured bonds due 10/9/2037 (CHF 225 million) (the “2037 CHF Bonds”)(d)	282	—
1.35% senior unsecured notes due 9/18/2039 (€1.3 billion) (the “2039 Biopharma Euronotes”)(c)	1,456	1,282
3.25% senior unsecured notes due 11/15/2039 ($900 million) (the “2039 Biopharma Notes”)(c)	892	892
4.375% senior unsecured notes due 9/15/2045 ($500 million) (the “2045 U.S. Notes”)(b)	500	499
1.94% senior unsecured bonds due 10/10/2045 (CHF 125 million) (the “2045 CHF Bonds”)(d)	157	—
1.8% senior unsecured notes due 9/18/2049 (€750 million) (the “2049 Biopharma Euronotes”)(c)	873	769
3.4% senior unsecured notes due 11/15/2049 ($900 million) (the “2049 Biopharma Notes”)(c)	891	890
2.6% senior unsecured notes due 10/01/2050 ($1.0 billion) (the “2050 U.S. Notes”)(b)	983	982
2.8% senior unsecured notes due 12/10/2051 ($1.0 billion) (the “2051 U.S. Notes”)(b)	985	985
Other	1	13
Total debt	18,418	16,005
Less: currently payable	(2)	(505)
Long-term debt	$18,416	$15,500
(a) Issued by Danaher Corporation or DH Europe Finance II S.a.r.l. (“Danaher International II”).
(b) Issued by Danaher Corporation.
(c) Issued by Danaher International II.
(d) Issued by DH Switzerland Finance S.a.r.l. (“Danaher Switzerland”).
(e) Issued by DH Japan Finance S.a.r.l. (“Danaher Japan”).
(f) Issued by DH Europe Finance S.a.r.l. (“Danaher International”).
Debt discounts, premiums and debt issuance and other related costs totaled $93 million and $96 million as of December 31, 2025 and 2024, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of debt table above.
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
Borrowings under the Credit Facility bear interest as follows: (i) in the case of borrowings denominated in U.S. dollars, (1) Term Secured Overnight Financing Rate (“SOFR”) Loans (as defined in the Credit Facility) bear interest at a variable rate equal to the Term SOFR (as defined in the Credit Facility) plus a margin of between 58.5 and 101.5 basis points, depending on Danaher’s long-term debt credit rating; (2) Base Rate Committed Loans and Swing Line Loans (each as defined in the Credit Facility) bear interest at a variable rate equal to the highest of (a) the Federal funds rate (as published by the Federal Reserve Bank of New York from time to time) plus 1/2 of 1%, (b) Bank of America’s “prime rate” as publicly announced from time to time, (c) Term SOFR (based on a one-month interest period) plus 1% and (d) 1%, plus in each case a margin of between 0 to 1.5 basis points depending on Danaher’s long-term debt credit rating; and (ii) in the case of borrowings denominated in an Alternative Currency (as defined in the Credit Facility), Alternative Currency Loans and Swing Line Loans (each as defined in the Credit Facility) bear interest at the applicable variable benchmark rate plus, in each case, a margin of between 58.5 and 101.5 basis points, depending on Danaher’s long-term debt credit rating. In no event will Term SOFR Loans, Swing Line Loans or Alternative Currency Loans bear interest at a rate lower than 0%. In addition, Danaher is required to pay a per annum facility fee of between 4.0 and 11.0 basis points (depending on Danaher’s long-term debt credit rating) based on the aggregate commitments under the Credit Facility, regardless of usage.
The Credit Facility requires the Company to maintain a Consolidated Leverage Ratio (as defined in the Credit Facility) of 0.65 to 1.00 or less. Borrowings under the Credit Facility are prepayable at the Company’s option at any time in whole or in part without premium or penalty. As of December 31, 2025, no borrowings were outstanding under the Credit Facility and the Company was in compliance with all covenants under the facility. The nonperformance by any member of the Credit Facility syndicate would reduce the maximum capacity of the Credit Facility by such member’s commitment amount.
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
Under the Company’s U.S. dollar and euro-denominated commercial paper programs, the Company or a subsidiary of the Company, as applicable, may issue and sell unsecured, short-term promissory notes. The notes are typically issued at a discount from par, generally based on the ratings assigned to the Company by credit rating agencies at the time of the issuance and prevailing market rates. The Credit Facility provides liquidity support for issuances under the Company’s commercial paper programs, and can also be used for working capital and other general corporate purposes. The availability of the Credit Facility as a standby liquidity facility to repay maturing commercial paper is an important factor in maintaining the existing credit ratings of the Company’s commercial paper programs. As commercial paper obligations mature, the Company may issue additional short-term commercial paper obligations to refinance all or part of these borrowings. As of December 31, 2025, borrowings outstanding under the Company’s euro-denominated commercial paper programs had a weighted average annual interest rate of 2.2% and a weighted average remaining maturity of approximately 21 days. As of December 31, 2025, the Company has classified $3.5 billion of its borrowings outstanding under the euro-denominated commercial paper programs, the 2026 Biopharma Euronotes and the 2026 Euronotes as long-term debt in the accompanying Consolidated Balance Sheet (even though such borrowings are scheduled to mature within one year of December 31, 2025) as the Company had the intent and ability, as supported by availability under the Credit Facility, to refinance these borrowings for at least one year from the balance sheet date.
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

Covenants and Redemption Provisions Applicable to Notes
With respect to the 2027 and 2032 Yen Notes; the 2026, 2027 and 2030 Euronotes; the 2025 (prior to their repayment in the third quarter of 2025), 2045, 2050 and 2051 U.S. Notes; the 2029, 2039 and 2049 Biopharma Notes; and the 2026, 2028, 2031, 2039 and 2049 Biopharma Euronotes, at any time prior to the applicable maturity date, the Company may redeem the applicable series of notes in whole or in part, by paying the principal amount, accrued and unpaid interest and, until the par call date specified in the applicable indenture or comparable governing document, the “make-whole” premium specified therein (and in the case of the Yen Notes, net of certain swap-related gains or losses as applicable). With respect to the 2027, 2028, 2029, 2033, 2037 and 2045 CHF Bonds, at any time after 85% or more of the bonds have been redeemed or purchased and canceled, the Company may redeem some or all of the remaining bonds for their principal amount plus accrued and unpaid interest. With respect to the 2027 and 2032 Yen Notes; 2026, 2027 and 2030 Euronotes; the 2027, 2028, 2029, 2033, 2037 and 2045 CHF Bonds; and the 2026, 2028, 2031, 2039 and 2049 Biopharma Euronotes, the Company may redeem such notes and bonds upon the occurrence of specified, adverse changes in tax laws, or interpretations under such laws, at a redemption price equal to the principal amount of the bonds to be redeemed.
If a change of control triggering event occurs with respect to any of the 2027 and 2032 Yen Notes; the 2026, 2027 and 2030 Euronotes; the 2045, 2050 and 2051 U.S. Notes; the 2027, 2028, 2029, 2033, 2037 and 2045 CHF Bonds; the 2029, 2039 and 2049 Biopharma Notes; or the 2026, 2028, 2031, 2039 and 2049 Biopharma Euronotes, each holder of such notes may require the Company to repurchase some or all of such notes and bonds at a purchase price equal to 101% (100% in the case of the 2027 and 2032 Yen Notes) of the principal amount of the notes and bonds, plus accrued and unpaid interest (and in the case of the Yen Notes, certain swap-related losses as applicable). A change of control triggering event means the occurrence of both a change of control and a rating event, each as defined in the applicable indenture or comparable governing document. Except in connection with a change of control triggering event, the Company does not have any credit rating downgrade triggers that would accelerate the maturity of a material amount of outstanding debt. Each holder of the 2027 and 2032 Yen Notes may also require the Company to repurchase some or all of its notes at a purchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest and certain swap-related losses as applicable, in certain circumstances whereby such holder comes into violation of economic sanctions laws as a result of holding such notes.
The respective indentures or comparable governing documents under which the above-described notes and bonds were issued contain customary covenants including, for example, limits on the incurrence of secured debt and sale-leaseback transactions. None of these covenants are considered restrictive to the Company’s operations and as of December 31, 2025, the Company was in compliance with all of its debt covenants.
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
The Company received net proceeds from the issuance, after underwriting discounts and commissions and offering expenses, of approximately CHF $1.2 billion (approximately $1.6 billion based on currency exchange rates as of the date of the pricing of the Swiss Bonds). The proceeds from the issuance have been and will be used for general corporate purposes, which may include share repurchases, repayment of debt, acquisitions, capital expenditures or other investing activities.
Long-Term Debt Repayments
On September 15, 2025, the Company repaid the $500 million aggregate principal amount of the 2025 U.S. Notes upon their maturity using available cash and proceeds from the issuance of commercial paper. On November 15, 2024, the Company repaid the $700 million 2.2% senior unsecured Biopharma notes upon their maturity using available cash. The €900 million aggregate principal amount of the 1.7% senior unsecured Euronotes were repaid upon their maturity on April 2, 2024 using cash distributions from Veralto prior to the Veralto Separation. The CHF 540 million aggregate principal amount of the 0.5% senior unsecured CHF Bonds were repaid upon their maturity on December 8, 2023 using available cash.
Guarantors of Debt
Danaher Corporation has guaranteed long-term debt and commercial paper issued by certain of its wholly-owned finance subsidiaries: Danaher International, Danaher International II, Danaher Switzerland and Danaher Japan. All of the outstanding and future securities issued by each of these entities are or will be fully and unconditionally guaranteed by Danaher Corporation and these guarantees rank on parity with the Company’s unsecured and unsubordinated indebtedness.
Other
The Company’s minimum principal payments for the next five years are as follows ($ in millions):

2026	$2,410
2027	2,305
2028	1,726
2029	1,203
2030	935
Thereafter	9,839
The Company made interest payments of $331 million, $370 million and $392 million in 2025, 2024 and 2023, respectively. Interest payments decreased in 2025 due primarily to lower average interest rates on the Company’s commercial paper borrowings in 2025 compared to 2024, partially offset by the impact of currency exchange rates and higher balances on borrowings in 2025 compared to 2024.

NOTE 14. HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses and has used cross-currency swap derivative contracts to partially hedge its net investments in non-U.S. operations against adverse movements in exchange rates between the U.S. dollar and the Danish kroner, Japanese yen, euro and Swiss franc. These contracts are agreements to exchange fixed-rate payments in one currency for fixed-rate payments in another currency and effectively convert U.S. dollar-denominated bonds to obligations denominated in the hedged currency. These contracts also reduce the interest rate from the stated interest rates on the U.S. dollar-denominated debt to the interest rates of the swaps. The changes in the spot rate of these instruments are recorded in accumulated other comprehensive income (loss) (“OCI”) in stockholders’ equity, partially offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated OCI. The interest income or expense from these swaps are recorded in interest expense in the accompanying Consolidated Statements of Earnings consistent with the classification of interest expense attributable to the underlying debt. These instruments mature on dates ranging from September 2028 to December 2031.
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
The Company has also issued foreign currency denominated long-term debt as partial hedges of its net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the euro, Japanese yen and Swiss franc. These debt issuances are designated and qualify as nonderivative hedging instruments. Accordingly, the foreign currency translation of these debt instruments is recorded in accumulated OCI, offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated OCI. These instruments mature on dates ranging from January 2026 to October 2045.
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

The following table summarizes the notional values as of December 31, 2025 and 2024 and pretax impact of changes in the fair values of instruments designated as net investment hedges and cash flow hedges in accumulated OCI for the year then ended ($ in millions):

	Original Notional Amount	Notional Amount Outstanding	Gain (Loss) Recognized in OCI	Amounts Reclassified from OCI
Year ended December 31, 2025:
Net investment hedges:
Cross-currency contracts	$3,875	$2,500	$(213)	$—
Foreign currency denominated debt	6,054	6,054	(414)	—
Cash flow hedges:
Cross-currency contracts	4,000	2,600	(110)	339
Interest rate swaps	1,600	—	—	3
Total	$15,529	$11,154	$(737)	$342

Year ended December 31, 2024:
Net investment hedges:
Cross-currency contracts	$3,875	$3,000	$128	$—
Foreign currency denominated debt	3,042	3,042	249	—
Cash flow hedges:
Cross-currency contracts	4,000	2,600	(4)	(111)
Interest rate swaps	1,600	—	—	3
Total	$12,517	$8,642	$373	$(108)
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
The Company did not reclassify any other deferred gains or losses related to net investment hedges or cash flow hedges from accumulated OCI to earnings during the years ended December 31, 2025 and 2024. In addition, the Company did not have any ineffectiveness related to net investment hedges or cash flow hedges during the years ended December 31, 2025 and 2024. Should any ineffectiveness arise, any ineffective portions of the hedges would be reclassified from accumulated OCI into earnings during the period of change. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in all other investing activities in the accompanying Consolidated Statements of Cash Flows. The cash inflows and outflows associated with the Company’s derivative contracts designated as cash flow hedges are classified in cash flows from operating activities in the accompanying Consolidated Statements of Cash Flows.
The Company’s derivative instruments, as well as its nonderivative debt instruments designated and qualifying as net investment hedges, were classified as of December 31 in the Company’s Consolidated Balance Sheets as follows ($ in millions):

	2025	2024
Derivative assets:
Other long-term assets	$150	$415

Derivative liabilities:
Accrued expenses and other liabilities	42	—

Nonderivative hedging instruments:
Long-term debt	6,054	3,042
Amounts related to the Company’s derivatives expected to be reclassified from accumulated OCI to net earnings during the next 12 months, if interest rates and foreign exchange rates remain unchanged, are not significant.

NOTE 15. PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFIT PLANS
The Company has noncontributory defined benefit pension plans which cover certain of its U.S. employees. During 2012, all remaining benefit accruals under the U.S. plans ceased. Defined benefit plans from acquisitions subsequent to 2012 are ceased as soon as practical. The Company also has noncontributory defined benefit pension plans which cover certain of its non-U.S. employees, and under certain of these plans, benefit accruals continue. In general, the Company’s policy is to fund these plans based on considerations relating to legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contribution, local practices, market conditions, interest rates and other factors. In addition to providing pension benefits, the Company provides certain healthcare and life insurance benefits for some of its retired employees in the United States. Certain employees may become eligible for these benefits as they reach normal retirement age while working for the Company. The Company has the right to modify or terminate certain of these plans.
The following sets forth the funded status of the U.S. pension, non-U.S. pension and postretirement benefit plans as of the most recent actuarial valuations using measurement dates of December 31 ($ in millions):

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Benefits
	2025	2024	2025	2024	2025	2024
Change in pension benefit obligation:
Benefit obligation at beginning of year	$(1,703)	$(1,858)	$(1,303)	$(1,349)	$(92)	$(98)
Service cost	—	—	(34)	(32)	—	—
Interest cost	(85)	(90)	(47)	(45)	(4)	(4)
Employee/retiree contributions	—	—	(10)	(8)	(1)	(2)
Benefits and other expenses paid	155	152	57	50	12	12
Actuarial gain (loss)	(35)	47	51	29	(4)	—
Amendments, settlements and curtailments	—	46	11	16	—	—
Foreign exchange rate impact and other	—	—	(165)	36	(1)	—
Benefit obligation at end of year	(1,668)	(1,703)	(1,440)	(1,303)	(90)	(92)
Change in plan assets:
Fair value of plan assets at beginning of year	1,914	1,889	779	815	—	—
Actual return on plan assets	252	214	24	(14)	—	—
Employer contributions	9	8	41	37	11	11
Employee contributions	—	—	10	8	1	1
Amendments and settlements	—	(45)	(10)	(13)	—	—
Benefits and other expenses paid	(155)	(152)	(57)	(50)	(12)	(12)
Foreign exchange rate impact and other	—	—	74	(4)	—	—
Fair value of plan assets at end of year	2,020	1,914	861	779	—	—
Funded status	$352	$211	$(579)	$(524)	$(90)	$(92)
The largest contributor to the net actuarial gains and losses affecting the benefit obligations in 2025 U.S. pension and non-U.S. pension plans is changes in the discount rates compared to the rates in the prior year.
Projected benefit obligation (“PBO”) and fair value of plan assets for pension plans and postretirement benefit plans with PBO’s in excess of plan assets ($ in millions):

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Benefits
	2025	2024	2025	2024	2025	2024
PBO	$84	$85	$958	$865	$90	$92
Fair value of plan assets	—	—	316	276	—	—

Accumulated benefit obligation (“ABO”) and fair value of plan assets for pension plans with ABO’s in excess of plan assets ($ in millions):

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	2025	2024	2025	2024
ABO	$84	$85	$892	$803
Fair value of plan assets	—	—	309	271
Weighted average assumptions used to determine benefit obligations at date of measurement:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Benefits
	2025	2024	2025	2024	2025	2024
Discount rate	5.3%	5.6%	3.9%	3.5%	5.0%	5.5%
Rate of compensation increase	N/A	N/A	2.8%	2.9%	N/A	N/A
In 2025, the medical trend rate used to determine the postretirement benefit obligation was 7.0%. The rate decreases gradually to an ultimate rate of 4.0% by 2050 and remains at that level thereafter. In 2024, the medical trend rate used to determine the postretirement benefit obligation was 7.7%, gradually decreasing to an ultimate rate of 4.0% by 2049 and remaining at that level thereafter. The trend rate is a significant factor in determining the amounts reported.
Components of net periodic pension and postretirement benefit (cost) ($ in millions):

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Benefits
	2025	2024	2025	2024	2025	2024
Service cost	$—	$—	$(34)	$(32)	$—	$—
Interest cost	(85)	(90)	(47)	(45)	(4)	(4)
Expected return on plan assets	117	121	33	31	—	—
Amortization of prior service (cost) credit	(1)	(1)	1	1	2	2
Amortization of net (loss) gain	(11)	(13)	1	—	—	—
Curtailment and settlement (losses) gains recognized	—	—	—	(1)	—	—
Net periodic pension benefit (cost)	$20	$17	$(46)	$(46)	$(2)	$(2)
The components of the net periodic benefit (cost) of the noncontributory defined benefit pension plans and other postretirement employee benefit plans, other than service cost, are included in other income (expense), net in the accompanying Consolidated Statements of Earnings. Actuarial gains and losses are amortized using a corridor approach. The gain/loss corridor is equal to 10% of the greater of the benefit obligation and the market-related value of assets. Actuarial gains and losses in the pension and postretirement benefits plans in excess of the corridor are amortized over the average remaining life expectancy of the plan participants.
Weighted average assumptions used to determine net periodic pension benefit (cost) at date of measurement:

	U.S. Plans		Non-U.S. Plans
	2025	2024	2025	2024
Discount rate	5.6%	5.1%	3.5%	3.5%
Expected long-term return on plan assets	6.8%	6.8%	4.4%	4.2%
Rate of compensation increase	N/A	N/A	2.9%	3.1%
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
Included in accumulated other comprehensive income (loss) as of December 31, 2025 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service credit of $5 million ($4 million, after-tax) and unrecognized actuarial losses of approximately $244 million ($185 million, after-tax). The unrecognized losses and prior service cost, net, is calculated as the difference between the actuarially determined PBO and the value of the plan assets less accrued pension costs as of December 31, 2025.

Included in accumulated other comprehensive income (loss) as of December 31, 2025 are the following amounts that have not yet been recognized in net periodic postretirement benefit cost: unrecognized prior service credits of $4 million ($3 million, after-tax) and unrecognized actuarial losses of $9 million ($7 million, after-tax). The unrecognized losses and prior service credits, net, is calculated as the difference between the actuarially determined PBO and the value of the plan assets less accrued benefit costs as of December 31, 2025.
Selection of Expected Rate of Return on Assets
For the years ended December 31, 2025, 2024 and 2023, the Company used an expected long-term rate of return assumption of 6.8% for its U.S. defined benefit pension plan. The Company intends to use an expected long-term rate of return assumption of 6.5% for 2026 for such plan. This expected rate of return reflects the asset allocation of the plan, and is based primarily on broad, publicly-traded equity and fixed-income indices and forward-looking estimates of active portfolio and investment management. Long-term rate of return on asset assumptions for the non-U.S. plans were determined on a plan-by-plan basis based on the composition of assets and ranged from 0.8% to 7.0% in 2025 and 0.8% to 7.0% in 2024, with a weighted average rate of return assumption of 4.4% in 2025 and 4.2% in 2024.
Pension Plan Assets
As of December 31, 2025, the U.S. pension plan’s goal is to maintain between 60% and 70% of its assets in equity portfolios, which are invested in individual equity securities or funds that are expected to mirror broad market returns for equity securities or in assets with characteristics similar to equity investments, such as venture capital funds and partnerships. Asset holdings are periodically rebalanced when equity holdings are outside this range. The balance of the U.S. plan asset portfolio is invested in bond funds, real estate funds, various absolute and real return funds and private equity funds and annuity contracts. Non-U.S. plan assets are invested in various insurance contracts, equity and debt securities as determined by the administrator of each plan. The value of the plan assets directly affects the funded status of the Company’s pension plans recorded in the Consolidated Financial Statements.
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
The fair values of the Company’s pension plan assets for both the U.S. and non-U.S. plans as of December 31, 2025 and 2024, by asset category were as follows ($ in millions):

	Quoted Prices in Active Market (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Cash and equivalents	$160	$209	$—	$—	$—	$—	$160	$209
Equity securities:
Common stock	281	276	—	—	—	—	281	276
Preferred stock	—	1	—	—	—	—	—	1
Fixed income securities:
Corporate bonds	—	—	213	252	—	—	213	252
Government issued	—	—	27	24	—	—	27	24
Buy-in annuity contract	—	—	—	—	351	—	351	—
Mutual funds	133	118	205	164	—	—	338	282
Insurance contracts	—	—	322	268	—	—	322	268
Total	$574	$604	$767	$708	$351	$—	1,692	1,312
Investments measured at NAV(a):
Common/collective trusts							817	1,013
Venture capital, partnerships and other private investments							372	368
Total assets at fair value							$2,881	$2,693
(a)    The fair value amounts presented in the table above are intended to permit reconciliation of the fair value hierarchy to the total plan assets.

In September 2025, the Company entered into a $349 million insurance buy-in contract for a portion of the benefit obligations under the U.S. defined benefit pension plan, which was funded from existing pension plan assets without an adjustment to the benefit obligations. The Company has the option to convert the contract to a buy-out in the future. These insurance buy-in contracts are annuity contracts that are expected to provide an income stream to cover the cash flows associated with future contracted payments for the plan population. However, the benefit obligation remains with the plan and the Company. This contract was entered into with a third-party insurance company that has no affiliation with the Company or the plan. The insurance buy-in annuity contract is valued on an insurer pricing basis based on the premium paid to the insurer to secure the insurance policy, adjusted each reporting period for changes in discount rates and other actuarial assumptions. The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3) ($ in millions):

Balance, December 31, 2024	$—
Purchases	349
Unrealized gains/(losses)	2
Balance, December 31, 2025	$351
Common stock traded on an active market, as well as mutual funds, are valued at the quoted closing price reported on the active market on which the individual securities are traded. Common stock, corporate bonds, U.S. government securities and mutual funds that are not traded on an active market are valued at quoted prices reported by investment brokers and dealers based on the underlying terms of the security and comparison to similar securities traded on an active market. Insurance contracts are valued based upon the quoted prices of the underlying investments with the insurance company.
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
Expected Contributions
During 2026, the Company’s cash contribution requirements for its U.S. and its non-U.S. defined benefit pension plans are expected to be approximately $8 million and $41 million, respectively. During 2026, the Company’s cash contribution requirements for its other postretirement benefit plans are expected to be approximately $12 million. The ultimate amounts to be contributed depend upon legal requirements, underlying asset returns, the plan’s funded status, the anticipated tax deductibility of the contributions, local practices, market conditions, interest rates and other factors.
The following sets forth benefit payments, which reflect expected future service, as appropriate, expected to be paid by the plans in the periods indicated ($ in millions):

	U.S. Pension Plans	Non-U.S. Pension Plans	Postretirement Benefit Plans	All Plans
2026	$168	$69	$13	$250
2027	167	84	11	262
2028	164	77	10	251
2029	161	79	9	249
2030	159	83	9	251
2031 - 2035	632	432	34	1,098
Other Matters
Substantially all employees not covered by defined benefit plans are covered by defined contribution plans, which generally provide for Company funding based on a percentage of compensation.

The Company’s expenses for all defined benefit and defined contribution pension plans amounted to $277 million, $282 million and $219 million for the years ended December 31, 2025, 2024 and 2023, respectively.

NOTE 16. COMMITMENTS
The Company has entered into agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancellable at any time without penalty. As of December 31, 2025, the aggregate amount of the Company’s purchase obligations totaled approximately $1.3 billion, and the majority of these obligations are expected to be settled during 2026.

NOTE 17. LITIGATION AND CONTINGENCIES
General
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
While the Company maintains general, product, property, workers’ compensation, automobile, cargo, aviation, crime, cyber, fiduciary and directors’ and officers’ liability insurance (and has acquired rights under similar policies in connection with certain acquisitions) up to certain limits that cover certain of these claims, this insurance may be insufficient or unavailable to cover such losses. For general, product and property liability and most other insured risks, the Company purchases outside insurance coverage only for severe losses and must establish and maintain reserves with respect to amounts within the self-insured retention. In addition, while the Company believes it is entitled to indemnification from third-parties for some of these claims, these rights may also be insufficient or unavailable to cover such losses.
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
Environmental Matters
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
The Company has recorded a provision for environmental investigation and remediation and environmental-related claims with respect to sites owned or formerly owned by the Company and its subsidiaries and third-party sites where the Company has been determined to be a potentially responsible party. The Company generally makes an assessment of the costs involved for its remediation efforts based on environmental studies, as well as its prior experience with similar sites. The ultimate cost of site cleanup is difficult to predict given the uncertainties of the Company’s involvement in certain sites, uncertainties regarding the extent of the required cleanup, the availability of alternative cleanup methods, variations in the interpretation of applicable laws and regulations, the possibility of insurance recoveries with respect to certain sites and the fact that imposition of joint and several liability with right of contribution is possible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other environmental laws and regulations. If the Company determines that potential liability for a particular site or with respect to a personal injury claim is known or considered probable and reasonably estimable, the Company accrues the total estimated loss, including investigation and remediation costs, associated with the site or claim. As of December 31, 2025, the Company had a reserve of $182 million for environmental matters which are known or considered probable and reasonably estimable (of which $157 million are noncurrent), which reflects the Company’s best estimate of the costs to be incurred with respect to such matters.
While the Company actively pursues insurance recoveries, as well as recoveries from other potentially responsible parties, it does not recognize any insurance recoveries for environmental liability claims until realized or until such time as a sustained pattern of collections is established related to historical matters of a similar nature and magnitude.
Hawkins Litigation
On July 17, 2023, a putative securities class action was filed in the United States District Court for the District of Columbia, captioned “Hawkins v. Danaher Corporation et al., Case No. 1:23-cv-02055” (“Hawkins Action”). The complaint was amended on December 29, 2023 and names the Company and certain of its current or former officers. The complaint asserts claims under Section 10(b) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), SEC Rule 10b-5, and Section 20(a) of the 1934 Act, purportedly on behalf of persons and entities who acquired our securities between January 27, 2022 and October 23, 2023 (the “Class Period”). Plaintiffs allege that, during the Class Period, defendants made material misrepresentations or omissions regarding, among other things, the Company’s anticipated revenues for its bioprocessing business that artificially inflated the Company’s stock price. Plaintiffs seek, among other things, damages in an unspecified amount, as well as fees and costs. Defendants moved to dismiss the amended complaint on February 27, 2024, and on August 4, 2025, the court granted in part and denied in part defendants’ motion to dismiss.
In early 2024, putative shareholder derivative cases (relating to substantially the same factual allegations as those made in the Hawkins Action) were filed in the United States District Court for the District of Delaware. These cases were consolidated and captioned “In re Danaher Corporation Derivative Litigation, No. 1:24-cv-00091-GBW” (the “Derivative Action”). On November 10, 2025, the Derivative Action was voluntarily dismissed without prejudice.
The outcomes of these legal proceedings remain uncertain, and the Company is unable to reasonably estimate the possible loss or range of loss, if any.

Indemnification and Guarantees
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
As of December 31, 2025, the Company had $639 million of guarantees consisting primarily of outstanding standby letters of credit, bank guarantees and performance and bid bonds. These guarantees have been provided in connection with certain arrangements with vendors, customers, insurance providers, financing counterparties and governmental entities to secure the Company’s obligations and/or performance requirements related to specific transactions. The Company believes that if the obligations under these instruments were triggered, it would not have a material effect on its Consolidated Financial Statements.

NOTE 18. STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION
Stockholders’ Equity
The Company’s Board of Directors has approved the following programs to repurchase shares of the Company’s common stock:

Name of Program	Date of Board of Director Approval	Number of Shares of Company Common Stock Approved for Repurchase	Number of Shares Remaining Available for Repurchase as of December 31, 2025
2013 Repurchase Program	July 16, 2013	20,000,000	—
2024 Repurchase Program	July 22, 2024	20,000,000	2,000,000
2025 Repurchase Program	September 9, 2025	35,000,000	35,000,000
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
During the year ended December 31, 2024, the Company repurchased approximately 20.0 million shares of the Company’s common stock for approximately $5.2 billion (inclusive of excise taxes) as part of the 2013 Repurchase Program. Included within the shares repurchased under the 2013 Repurchase Program in the year ended December 31, 2024 is the repurchase of $173 million of shares from the Danaher Corporation & Subsidiaries Pension Plan, a related party, at fair market value at the time of the purchase. As a result of the 2024 repurchases, the 2013 Repurchase Program was exhausted. In addition, during the year ended December 31, 2024, the Company repurchased 3.5 million shares of the Company’s common stock for $817 million (inclusive of excise taxes) as part of the 2024 Repurchase Program.
During the year ended December 31, 2025, the Company paid $56 million in excise taxes related to the 2024 share repurchases. Cash paid for excise taxes on share repurchases is included in all other financing activities in the accompanying Consolidated Statements of Cash Flows.
During the year ended December 31, 2025, the Company repurchased 14.5 million shares of the Company’s common stock for approximately $3.1 billion (which included $24 million of excise taxes which will be paid in 2026) as part of the 2024 Repurchase Program.
Except as discussed above, neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during 2025, 2024 or 2023.

The following table summarizes the Company’s share activity for the years ended December 31 (shares in millions):

	2025	2024	2023
Preferred stock - shares issued:
Balance, beginning of period	—	—	1.7
Conversion of MCPS to common stock	—	—	(1.7)
Balance, end of period	—	—	—

Common stock - shares issued:
Balance, beginning of period	884.3	880.5	869.3
Issuance of common stock attributable to stock-based compensation	2.6	3.8	2.6
Conversion of MCPS to common stock	—	—	8.6
Balance, end of period	886.9	884.3	880.5
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
Stock-Based Compensation
Stock options, RSUs and PSUs have been issued to directors, officers and other employees under the Company’s 2007 Omnibus Incentive Plan. The 2007 Omnibus Incentive Plan provides for the grant of stock options, stock appreciation rights, RSUs, restricted stock, PSUs or any other stock-based award and cash-based awards. A total of approximately 135 million shares of Danaher common stock have been authorized for issuance under the 2007 Omnibus Incentive Plan since the plan’s inception. As of December 31, 2025, approximately 42 million shares of the Company’s common stock remain available for issuance under the 2007 Omnibus Incentive Plan (excluding shares underlying outstanding awards).
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
In connection with the Veralto Separation and in accordance with the employee matters agreement Danaher and Veralto have entered into, stock-based compensation awards have been converted into awards of the company that employs the employee post-separation. The Company has made certain adjustments to the exercise price and the number of shares underlying the stock-based compensation awards held by its employees, with the intention of preserving the intrinsic value of the awards immediately prior to the Veralto Separation. The adjustment to the Company’s stock-based compensation awards as a result of the Veralto Separation did not have a significant impact to the Company’s stock compensation expense. Veralto has responsibility for the awards that were converted into Veralto awards.
The following summarizes the assumptions used in the Black-Scholes model to value options granted during the years ended December 31:

	2025	2024	2023
Risk-free interest rate	3.8 – 4.4%	4.1 – 4.5%	3.5 – 4.5%
Weighted average volatility	27.6%	28.9%	27.8%
Dividend yield	0.6%	0.4%	0.5%
Expected years until exercise	5.5 – 7.0	5.0 – 7.0	5.0 – 7.0
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
The following summarizes the components of the Company’s continuing operations stock-based compensation expense for the years ended December 31 ($ in millions):

	2025	2024	2023
RSUs/PSUs:
Pretax compensation expense	$174	$159	$173
Income tax benefit	(35)	(33)	(38)
RSU/PSU expense, net of income taxes	139	126	135
Stock options:
Pretax compensation expense	124	129	133
Income tax benefit	(25)	(26)	(27)
Stock option expense, net of income taxes	99	103	106
Total stock-based compensation:
Pretax compensation expense	298	288	306
Income tax benefit	(60)	(59)	(65)
Total stock-based compensation expense, net of income taxes	$238	$229	$241

Stock-based compensation has been recognized as a component of SG&A expenses in the accompanying Consolidated Statements of Earnings. As of December 31, 2025, $168 million of total unrecognized compensation cost related to RSUs/PSUs is expected to be recognized over a weighted average period of approximately two years. As of December 31, 2025, $150 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately two years. Future compensation amounts will be adjusted for any changes in estimated forfeitures.
The following summarizes option activity under the Company’s stock plans (in millions, except weighted exercise price and number of years):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2023	17.6	$131.98
Granted	2.8	218.69
Exercised	(1.7)	83.13
Cancelled/forfeited	(0.9)	178.71
Adjustment due to Veralto Separation(a)	(2.1)	154.67
Outstanding as of December 31, 2023	15.7	147.02
Granted	1.6	252.97
Exercised	(2.7)	99.82
Cancelled/forfeited	(0.5)	234.19
Outstanding as of December 31, 2024	14.1	164.99
Granted	1.9	207.69
Exercised	(1.8)	92.13
Cancelled/forfeited	(0.6)	234.77
Outstanding as of December 31, 2025	13.6	177.52	5	$760
Vested and expected to vest as of December 31, 2025(b)	13.5	$177.10	5	$758
Vested as of December 31, 2025	8.9	$153.45	4	$703
(a)    The “Adjustment due to Veralto Separation” reflects the cancellation of stock options which were outstanding as of September 30, 2023 and held by Veralto employees which have been terminated and replaced by Veralto with Veralto equity awards as part of the Veralto Separation.
(b) The “expected to vest” options are the net unvested options that remain after applying the forfeiture rate assumption to total unvested options.
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2025 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2025. The amount of aggregate intrinsic value will change based on the price of the Company’s common stock.
The weighted average per share grant-date fair values of options granted during 2025, 2024 and 2023 were $67.29, $83.12 and $68.92, respectively.
Options outstanding as of December 31, 2025 are summarized below (shares in millions):

	Outstanding			Exercisable
Exercise Price	Shares	Average Exercise Price	Average Remaining Life (in years)	Shares	Average Exercise Price
$58.59 to $88.24	2.2	$80.41	2	2.2	$80.41
$88.25 to $139.30	2.9	118.27	3	2.9	118.27
$139.31 to $207.76	3.2	198.00	7	1.2	187.43
$207.77 to $230.50	2.3	221.27	7	1.0	220.94
$230.51 to $266.20	3.0	249.67	7	1.6	248.15

The aggregate intrinsic value of options exercised during the years ended December 31, 2025, 2024 and 2023 was $210 million, $413 million and $259 million, respectively. Exercise of options during the years ended December 31, 2025, 2024 and 2023 resulted in cash receipts of $154 million, $259 million and $148 million, respectively. Upon exercise of the award by the employee, the Company derives a tax deduction measured by the excess of the market value over the grant price at the date of exercise. The Company realized a tax benefit of $41 million, $79 million and $48 million in 2025, 2024 and 2023, respectively, related to the exercise of employee stock options.
The following summarizes information on unvested RSU and PSU activity (in millions, except weighted average grant-date fair value):

	Number of RSUs/PSUs	Weighted Average Grant-Date Fair Value
Unvested as of January 1, 2023	3.3	$168.03
Granted	1.2	219.29
Vested	(0.9)	148.90
Forfeited	(0.3)	204.97
Adjustment due to Veralto Separation(a)	(0.4)	211.14
Unvested as of December 31, 2023	2.9	185.41
Granted	0.7	253.55
Vested	(1.1)	164.80
Forfeited	(0.2)	201.00
Unvested as of December 31, 2024	2.3	214.65
Granted	1.0	207.42
Vested	(0.8)	195.01
Forfeited	(0.2)	236.71
Unvested as of December 31, 2025	2.3	216.42
(a)    The “Adjustment due to Veralto Separation” reflects the cancellation of RSUs and PSUs which were outstanding as of September 30, 2023 and held by Veralto employees which have been terminated and replaced by Veralto with Veralto equity awards as part of the Veralto Separation.
The Company realized a tax benefit of $23 million, $28 million and $32 million in the years ended December 31, 2025, 2024 and 2023, respectively, related to the vesting of RSUs and PSUs.
The excess tax benefit of $32 million, $70 million and $51 million related to the exercise of employee stock options and vesting of RSUs and PSUs for the years ended December 31, 2025, 2024 and 2023, respectively, has been recorded as a reduction to the current income tax provision and is reflected as an operating cash inflow in the accompanying Consolidated Statements of Cash Flows.
In connection with the exercise of certain stock options and the vesting of RSUs and PSUs previously issued by the Company, a number of shares sufficient to fund statutory minimum tax withholding requirements has been withheld from the total shares issued or released to the award holder (though under the terms of the applicable plan, the shares are considered to have been issued and are not added back to the pool of shares available for grant). During the year ended December 31, 2025, 326 thousand shares with an aggregate value of $69 million were withheld to satisfy the requirement. During the year ended December 31, 2024, 396 thousand shares with an aggregate value of $97 million were withheld to satisfy the requirement. The withholding is treated as a reduction in additional paid-in capital in the accompanying Consolidated Statements of Stockholders’ Equity and a reduction in proceeds from the issuance of common stock in connection with stock-based compensation in the accompanying Consolidated Statements of Cash Flows.

Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income (loss) by component are summarized below ($ in millions).

	Foreign Currency Translation Adjustments	Pension and Postretirement Plan Benefit Adjustments		Cash Flow Hedge Adjustments		Accumulated Comprehensive Income (Loss)
Balance, January 1, 2023	$(2,644)	$(341)		$113		$(2,872)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	181	(70)		(214)		(103)
Income tax impact	34	18		91		143
Other comprehensive income (loss) before reclassifications, net of income taxes	215	(52)		(123)		40
Reclassification adjustments
Increase (decrease)	—	2	(a)	110	(b)	112
Income tax impact	—	(1)		(1)		(2)
Reclassification adjustments, net of income taxes	—	1		109		110
Net other comprehensive income (loss), net of income taxes	215	(51)		(14)		150
Distribution of Veralto Corporation	983	(9)	(c)	—		974
Balance, December 31, 2023	(1,446)	(401)		99		(1,748)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	(1,428)	122		(4)		(1,310)
Income tax impact	(30)	(30)		—		(60)
Other comprehensive income (loss) before reclassifications, net of income taxes	(1,458)	92		(4)		(1,370)
Reclassification adjustments
Increase (decrease)	—	12	(a)	(108)	(b)	(96)
Income tax impact	—	(3)		(1)		(4)
Reclassification adjustments, net of income taxes	—	9		(109)		(100)
Net other comprehensive income (loss), net of income taxes	(1,458)	101		(113)		(1,470)
Balance, December 31, 2024	(2,904)	(300)		(14)		(3,218)
Other comprehensive income (loss) before reclassifications:
Increase (decrease)	2,614	143		(110)		2,647
Income tax impact	51	(34)		—		17
Other comprehensive income (loss) before reclassifications, net of income taxes	2,665	109		(110)		2,664
Reclassification adjustments
Increase (decrease)	—	8	(a)	342	(b)	350
Income tax impact	—	(2)		(1)		(3)
Reclassification adjustments, net of income taxes	—	6		341		347
Net other comprehensive income (loss), net of income taxes	2,665	115		231		3,011
Balance, December 31, 2025	$(239)	$(185)		$217		$(207)
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
Management’s annual report on its internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm’s audit report on the effectiveness of Danaher’s internal control over financial reporting are included in the Company’s financial statements for the year ended December 31, 2025 included in Item 8 of this Annual Report on Form 10-K, under the headings “Report of Management on Danaher Corporation’s Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” respectively, and are incorporated herein by reference.
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

ITEM 9B. OTHER INFORMATION
Director and Officer Trading Arrangements
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of 2025.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than the information below, the information required by this Item is incorporated by reference from the sections entitled Proposal 1–Election of Directors, Corporate Governance and Other Information in the Proxy Statement for the Company’s 2026 annual meeting of shareholders and from the information under the caption “Information About Our Executive Officers” in Part I hereof. No nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than the Company pursuant to which such person is or was to be selected as a director or nominee.
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

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from the sections entitled Director Compensation, Compensation Discussion and Analysis, Compensation Committee Report, Compensation Tables and Information (other than the Pay Versus Performance disclosure), Summary of Employment Agreements and Plans and Proposal 4 - Approval of Amended and Restated Danaher Corporation Omnibus Incentive Plan in the Proxy Statement for the Company’s 2026 annual meeting of shareholders (provided that the Compensation Committee Report shall not be deemed to be “filed” and the Pay-Versus-Performance disclosure shall not be deemed to be incorporated by reference herein).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from the sections entitled Beneficial Ownership of Danaher Common Stock by Directors, Officers and Principal Shareholders and Proposal 4 - Approval of Amended and Restated Danaher Corporation Omnibus Incentive Plan in the Proxy Statement for the Company’s 2026 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from the section entitled Director Independence and Related Person Transactions in the Proxy Statement for the Company’s 2026 annual meeting of shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is Ernst & Young LLP, Tysons, Virginia, PCAOB ID: 00042.
The information required by this Item is incorporated by reference from the section entitled Proposal 2–Ratification of Independent Registered Public Accounting Firm in the Proxy Statement for the Company’s 2026 annual meeting of shareholders.

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

ITEM 16. FORM 10-K SUMMARY
Not applicable.

DANAHER CORPORATION
INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULE

Page Number in Form 10-K
Schedule:
Valuation and Qualifying Accounts	112
EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Danaher Corporation	Incorporated by reference from Exhibit 3.1 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2012

3.2	Amended and Restated By-laws of Danaher Corporation	Incorporated by reference from Exhibit 3.1 to Danaher Corporation’s Current Report on Form 8-K filed September 10, 2025

4.1	Senior Indenture dated as of December 11, 2007 by and between Danaher Corporation and The Bank of New York Mellon Trust Company, N.A. as trustee (“Senior Indenture”)	Incorporated by reference from Exhibit 1.2 to Danaher Corporation’s Current Report on Form 8-K filed on December 11, 2007

4.2	First Supplemental Indenture to Senior Indenture, dated as of September 15, 2015, by and between Danaher Corporation and The Bank of New York Mellon Trust Company, N.A. as trustee	Incorporated by reference from Exhibit 4.1 to Danaher Corporation’s Current Report on Form 8-K filed September 15, 2015

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

4.12	Description of Securities Registered Under Section 12 of the Exchange Act	Incorporated by reference from Exhibit 4.12 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024

10.1	Danaher Corporation 2007 Omnibus Incentive Plan, as amended and restated*

10.2	Danaher Corporation Non-Employee Directors’ Deferred Compensation Plan, as amended, a sub-plan under the 2007 Omnibus Incentive Plan*	Incorporated by reference from Exhibit 10.2 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008

10.3	Amended Form of Election to Defer under the Danaher Corporation Non-Employee Directors’ Deferred Compensation Plan*	Incorporated by reference from Exhibit 10.3 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008

10.4	Form of Danaher Corporation 2007 Omnibus Incentive Plan Stock Option Agreement for Non-Employee Directors*

10.5	Form of Danaher Corporation 2007 Omnibus Incentive Plan RSU Agreement for Non-Employee Directors*

10.6	Form of Danaher Corporation 2007 Omnibus Incentive Plan Stock Option Agreement*

10.7	Form of Danaher Corporation 2007 Omnibus Incentive Plan RSU Agreement*

10.8	Form of Danaher Corporation 2007 Omnibus Incentive Plan PSU Agreement*

10.9	Danaher Corporation & Subsidiaries Amended and Restated Executive Deferred Incentive Program*	Incorporated by reference from Exhibit 10.3 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023

10.10	Amendment to Danaher Executive Deferred Incentive Program*	Incorporated by reference from Exhibit 10.13 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2023

10.11	Danaher Corporation Excess Contribution Program, a sub-plan under the 2007 Omnibus Incentive Plan, as amended and restated*	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023

10.12	Amendment to Danaher Excess Contribution Program*	Incorporated by reference from Exhibit 10.14 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2023

10.13	Amended and Restated Danaher Corporation Deferred Compensation Plan*	Incorporated by reference from Exhibit 10.2 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023

10.14	Amendment to Amended and Restated Danaher Corporation Deferred Compensation Plan*	Incorporated by reference from Exhibit 10.12 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2023

10.15	Danaher Corporation Senior Leader Severance Pay Plan*	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2013

10.16	Amended and Restated Agreement Regarding Competition and Protection of Proprietary Interests by and between Danaher Corporation and Rainer M. Blair, dated May 6, 2020*	Incorporated by reference from Exhibit 10.2 to Danaher Corporation’s Current Report on Form 8-K filed May 6, 2020

10.17	Letter Agreement by and between Danaher Corporation and Matthew Gugino dated July 21, 2025*	Incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed July 24, 2025

10.18	Agreement Regarding Competition and Protection of Proprietary Interests by and between Danaher Corporation and Matthew Gugino dated July 21, 2025*	Incorporated by reference from Exhibit 10.2 to Danaher Corporation’s Current Report on Form 8-K filed July 24, 2025

10.19	Agreement Regarding Competition and Protection of Proprietary Interests by and between Danaher Corporation and Matthew McGrew dated November 7, 2018*	Incorporated by reference from Exhibit 10.2 to Danaher Corporation’s Current Report on Form 8-K filed on November 8, 2018

10.20	Agreement Regarding Competition and Protection of Proprietary Interests by and between Danaher Corporation and Jose-Carlos Gutierrez-Ramos dated February 14, 2023*	Incorporated by reference from Exhibit 10.20 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022

10.21	Letter Agreement by and between Danaher Corporation and Jose-Carlos Gutierrez-Ramos dated November 23, 2020*	Incorporated by reference from Exhibit 10.21 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022

10.22	Letter Agreement by and between Danaher Corporation and Julie Sawyer Montgomery dated June 3, 2024*

10.23	Agreement Regarding Competition and Protection of Proprietary Interests by and between Danaher Corporation and Julie Sawyer Montgomery dated February 13, 2026*

10.24	Letter Agreement by and between Danaher Corporation and Christopher P. Riley dated October 7, 2023*

10.25	Agreement Regarding Competition and Protection of Proprietary Interests by and between Danaher Corporation and Christopher P. Riley dated February 12, 2026*

10.26	Description of compensation arrangements for non-management directors*

10.27	Management Agreement dated September 29, 2023 by and between FJ900, Inc. and Joust Capital II, LLC (1)	Incorporated by reference from Exhibit 10.15 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2023

10.28	Interchange Agreement dated September 29, 2023 by and between Danaher Corporation and Joust Capital II, LLC (2)	Incorporated by reference from Exhibit 10.16 to Danaher Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2023

10.29	Aircraft Time Sharing Agreement by and between Danaher Corporation and Rainer M. Blair, dated as of November 17, 2023* (3)	Incorporated by reference from Exhibit 10.25 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023

10.30	Form of Director and Officer Indemnification Agreement	Incorporated by reference from Exhibit 10.35 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008

10.31
Third Amended and Restated Credit Agreement, dated as of August 11, 2023, among Danaher Corporation, certain of its subsidiaries party thereto, Bank of America, N.A., as Administrative Agent, and the lenders referred to therein
Incorporated by reference to Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed on August 15, 2023

19.1	Danaher Corporation Insider Trading Policy	Incorporated by reference to Exhibit 19.1 to Danaher Corporation’s Annual Report on Form 10-K filed on February 20, 2025

21.1	Subsidiaries of Registrant

22.1	Subsidiary guarantors and issuers of guaranteed securities and affiliates whose securities collateralize securities of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Danaher Corporation Clawback Policy	Incorporated by reference from Exhibit 97.1 to Danaher Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (4)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (4)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (4)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (4)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (4)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (4)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Danaher is a party to additional long-term debt instruments under which, in each case, the total amount of debt authorized does not exceed 10% of the total assets of Danaher and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Danaher agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

*	Indicates management contract or compensatory plan, contract or arrangement.
(1)	In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, FJ900, Inc. (a subsidiary of Danaher) has entered into a management agreement with Stonehavens Global LLC that is substantially identical in all material respects to the form of agreement referenced as Exhibit 10.27, except as to the referenced aircraft and the name of the counterparty.
(2)	In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, Danaher Corporation or a subsidiary thereof has entered into additional interchange agreements with each of Joust Capital II, LLC and Joust Capital III, LLC that are substantially identical in all material respects to the form of agreement attached as Exhibit 10.28, except as to the referenced aircraft and, in certain cases, the name of the counterparty.
(3)	In accordance with Instruction 2 to Item 601(a)(4) of Regulation S-K, Danaher Corporation has entered into an aircraft time sharing agreement with each of Matthew R. McGrew and Matthew Gugino that is substantially identical in all material respects to the form of agreement referenced as Exhibit 10.29.
(4)	Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2025 and 2024, (ii) Consolidated Statements of Earnings for the years ended December 31, 2025, 2024 and 2023, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2025, 2024 and 2023, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DANAHER CORPORATION

Date:	February 24, 2026	By:	/s/ RAINER M. BLAIR
Rainer M. Blair
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Name, Title and Signature	Date

/s/ STEVEN M. RALES	February 24, 2026
Steven M. Rales
Chairman of the Board

/s/ MITCHELL P. RALES	February 24, 2026
Mitchell P. Rales
Chairman of the Executive Committee

/s/ RAINER M. BLAIR	February 24, 2026
Rainer M. Blair
President, Chief Executive Officer and Director

/s/ FEROZ DEWAN	February 24, 2026
Feroz Dewan
Director

/s/ LINDA FILLER	February 24, 2026
Linda Filler
Director

/s/ CHARLES W. LAMANNA	February 24, 2026
Charles W. Lamanna
Director

/s/ TERI LIST	February 24, 2026
Teri List
Director

/s/ A. SHANE SANDERS	February 24, 2026
A. Shane Sanders
Director

/s/ JOHN T. SCHWIETERS	February 24, 2026
John T. Schwieters
Director

/s/ ALAN G. SPOON	February 24, 2026
Alan G. Spoon
Director

/s/ RAYMOND C. STEVENS, Ph.D.	February 24, 2026
Raymond C. Stevens, Ph.D.
Director

/s/ ELIAS A. ZERHOUNI, M.D.	February 24, 2026
Elias A. Zerhouni, M.D.
Director

/s/ MATTHEW R. MCGREW	February 24, 2026
Matthew R. McGrew
Executive Vice President and Chief Financial Officer

/s/ CHRISTOPHER M. BOUDA	February 24, 2026
Christopher M. Bouda
Vice President and Chief Accounting Officer

DANAHER CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
($ in millions)

Classification	Balance at Beginning of Period (a)	Charged to Costs & Expenses	Impact of Currency	Charged to Other Accounts (b)	Write-Offs, Write-Downs & Deductions	Balance at End of Period (a)
Year ended December 31, 2025:
Allowances deducted from asset account
Allowance for doubtful accounts	$113	45	4	—	(48)	$114
Year ended December 31, 2024:
Allowances deducted from asset account
Allowance for doubtful accounts	$121	37	(3)	—	(42)	$113
Year ended December 31, 2023:
Allowances deducted from asset account
Allowance for doubtful accounts	$92	43	—	15	(29)	$121
(a)     Amounts include allowance for doubtful accounts classified as current and noncurrent.
(b)    Amounts related to businesses acquired.