Form 10-Q
period 2026-03-27
DANAHER CORP /DE/
filed 2026-04-21
CIK 313616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The number of shares of common stock outstanding at April 16, 2026 was 707,770,627.

DANAHER CORPORATION
INDEX
FORM 10-Q

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ in millions, except per share amount)
(unaudited)

	March 27, 2026	December 31, 2025
ASSETS
Current assets:
Cash and equivalents	$5,701	$4,615
Trade accounts receivable, less allowance for doubtful accounts of $114 and $114, respectively	3,819	3,913
Inventories:
Finished goods	1,360	1,287
Work in process	504	469
Raw materials	744	733
Total inventories	2,608	2,489
Prepaid expenses and other current assets	1,807	1,739
Total current assets	13,935	12,756
Property, plant and equipment, net of accumulated depreciation of $4,832 and $4,767, respectively	5,468	5,531
Other long-term assets	4,210	4,209
Goodwill	42,765	43,151
Other intangible assets, net	17,166	17,817
Total assets	$83,544	$83,464
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$923	$2
Trade accounts payable	1,790	1,844
Accrued expenses and other liabilities	4,747	4,961
Total current liabilities	7,460	6,807
Other long-term liabilities	5,566	5,700
Long-term debt	17,561	18,416
Stockholders’ equity:
Common stock - $0.01 par value, 2.0 billion shares authorized; 888.0 million issued and 707.7 million outstanding as of March 27, 2026; 886.9 million issued and 706.9 million outstanding as of December 31, 2025	9	9
Additional paid-in capital	17,303	17,194
Treasury stock	(11,407)	(11,353)
Retained earnings	47,637	46,891
Accumulated other comprehensive income (loss)	(593)	(207)
Total Danaher stockholders’ equity	52,949	52,534
Noncontrolling interests	8	7
Total stockholders’ equity	52,957	52,541
Total liabilities and stockholders’ equity	$83,544	$83,464
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three-Month Period Ended
	March 27, 2026	March 28, 2025
Sales	$5,951	$5,741
Cost of sales	(2,360)	(2,230)
Gross profit	3,591	3,511
Operating costs:
Selling, general and administrative expenses	(1,860)	(1,858)
Research and development expenses	(387)	(379)
Operating profit	1,344	1,274
Nonoperating income (expense):
Other income (expense), net	(73)	(79)
Interest expense	(63)	(72)
Interest income	27	6
Earnings before income taxes	1,235	1,129
Income taxes	(206)	(175)
Net earnings	$1,029	$954
Net earnings per common share:
Basic	$1.45	$1.33
Diluted	$1.45	$1.32
Average common stock and common equivalent shares outstanding:
Basic	707.9	716.3
Diluted	711.2	720.8
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three-Month Period Ended
	March 27, 2026	March 28, 2025
Net earnings	$1,029	$954
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(394)	1,449
Pension and postretirement plan benefit adjustments	1	1
Cash flow hedge adjustments	7	156
Total other comprehensive income (loss), net of income taxes	(386)	1,606
Comprehensive income	$643	$2,560
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ in millions)
(unaudited)

	Three-Month Period Ended
	March 27, 2026	March 28, 2025
Common stock:
Balance, beginning and end of period	$9	$9
Additional paid-in capital:
Balance, beginning of period	$17,194	$16,727
Common stock-based award activity	109	118
Balance, end of period	$17,303	$16,845
Treasury stock:
Balance, beginning of period	$(11,353)	$(8,163)
Repurchase of common stock, including excise tax	—	(1,089)
Common stock-based award activity	(54)	(54)
Balance, end of period	$(11,407)	$(9,306)
Retained earnings:
Balance, beginning of period	$46,891	$44,188
Net earnings	1,029	954
Common stock dividends declared	(283)	(229)
Balance, end of period	$47,637	$44,913
Accumulated other comprehensive income (loss):
Balance, beginning of period	$(207)	$(3,218)
Other comprehensive income (loss)	(386)	1,606
Balance, end of period	$(593)	$(1,612)
Noncontrolling interests:
Balance, beginning of period	$7	$7
Change in noncontrolling interests	1	1
Balance, end of period	$8	$8
Total stockholders’ equity, end of period	$52,957	$50,857
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Three-Month Period Ended
	March 27, 2026	March 28, 2025
Cash flows from operating activities:
Net earnings	$1,029	$954
Noncash items:
Depreciation	193	181
Amortization of intangible assets	434	410
Stock-based compensation expense	58	61
Investment losses and pretax gain on sale of product line	77	81
Impairment charges	—	15
Change in trade accounts receivable, net	66	89
Change in inventories	(132)	(166)
Change in trade accounts payable	(41)	(61)
Change in prepaid expenses and other assets	(40)	(32)
Change in accrued expenses and other liabilities	(322)	(233)
Net cash provided by operating activities	1,322	1,299
Cash flows from investing activities:
Payments for additions to property, plant and equipment	(237)	(245)
Proceeds from sales of property, plant and equipment	—	6
Payments for purchases of investments	(20)	(18)
Proceeds from sales of investments	—	5
Proceeds from sale of product line	—	9
All other investing activities	8	1
Total cash used in investing activities	(249)	(242)
Cash flows from financing activities:
Payments for the issuance of common stock in connection with stock-based compensation, net	(9)	(5)
Payment of dividends	(226)	(194)
Net proceeds from (repayments of) borrowings (maturities of 90 days or less)	1,743	(3)
Borrowings (maturities longer than 90 days)	—	4
Repayments of borrowings (maturities longer than 90 days)	(1,434)	—
Payments for repurchase of common stock	—	(1,078)
All other financing activities	(28)	21
Total cash provided by (used in) financing activities	46	(1,255)
Effect of exchange rate changes on cash and equivalents	(33)	113
Net change in cash and equivalents	1,086	(85)
Beginning balance of cash and equivalents	4,615	2,078
Ending balance of cash and equivalents	$5,701	$1,993
Supplemental disclosures:
Cash interest payments	$28	$63
Cash income tax payments	191	201
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. GENERAL
The Consolidated Condensed Financial Statements included herein have been prepared by Danaher Corporation (“Danaher” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In this quarterly report, the terms “Danaher” or the “Company” refer to Danaher Corporation, Danaher Corporation and its consolidated subsidiaries, or the consolidated subsidiaries of Danaher Corporation, as the context requires. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The Consolidated Condensed Financial Statements included herein should be read in conjunction with the financial statements as of and for the year ended December 31, 2025 and the Notes thereto included in the Company’s 2025 Annual Report on Form 10-K filed on February 24, 2026 (the “2025 Annual Report”).
In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 27, 2026 and December 31, 2025, its results of operations for the three-month periods ended March 27, 2026 and March 28, 2025 and its cash flows for each of the three-month periods then ended.
There have been no changes to the Company’s significant accounting policies described in the Company’s 2025 Annual Report that have a material impact on the Company’s Consolidated Condensed Financial Statements and the related Notes.
Accounting Standards Recently Adopted—In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Measurement of Credit Loss for Accounts Receivable and Contract Assets. The ASU provides a practical expedient for the calculation of current expected credit losses for current accounts receivable and contract assets, allowing entities to assume that current conditions as of the balance sheet date will persist through the forecast period. The Company adopted the ASU effective January 1, 2026 on a prospective basis and elected the practical expedient for the calculation of current expected credit losses. The adoption did not have a material impact on the Company’s allowance for doubtful accounts.
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
Prepaid Expenses and Other Current Assets—Prepaid expenses and other current assets primarily result from advance payments to vendors for goods and services, which are capitalized until the related goods are received or services are performed, and advance payments to tax authorities. The Company’s prepaid expenses and other current assets balances as of March 27, 2026 and December 31, 2025 are primarily comprised of prepaid expenses of $772 million and $668 million, respectively, and taxes receivable for income and other taxes of $939 million and $989 million, respectively.

Operating Leases—As of both March 27, 2026 and December 31, 2025, operating lease right-of-use assets where the Company was the lessee were approximately $1.2 billion and are included within other long-term assets in the accompanying Consolidated Condensed Balance Sheets.  The associated operating lease liabilities were approximately $1.2 billion and $1.3 billion as of March 27, 2026 and December 31, 2025, respectively, and are included in accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets.

NOTE 2. ACQUISITIONS
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
Transaction-related costs for the anticipated Masimo Acquisition were $17 million for the three-month period ended March 27, 2026.

NOTE 3. NET EARNINGS PER COMMON SHARE
Basic net earnings per common share (“EPS”) is calculated by taking net earnings divided by the weighted average number of common shares outstanding for the applicable period. Diluted net EPS is computed by taking net earnings increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased with the proceeds from the issuance of the potentially dilutive shares. For the three-month periods ended March 27, 2026 and March 28, 2025, approximately 5.0 million and 5.3 million options to purchase shares, respectively, were excluded from the diluted EPS calculation, as the impact of their inclusion would have been anti-dilutive.
Information related to the calculation of net earnings per common share is summarized as follows ($ and shares in millions, except per share amounts):

	Three-Month Period Ended
	March 27, 2026	March 28, 2025
Numerator:
Net earnings	$1,029	$954

Denominator:
Weighted average common shares outstanding used in Basic EPS	707.9	716.3
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive restricted stock units (“RSUs”) and performance stock units (“PSUs”)	3.3	4.5
Weighted average common shares outstanding used in Diluted EPS	711.2	720.8

Basic EPS	$1.45	$1.33
Diluted EPS	$1.45	$1.32

NOTE 4. REVENUE
The following tables present the Company’s revenues disaggregated by geographical region and revenue type for the three-month periods ended March 27, 2026 and March 28, 2025 ($ in millions). Sales taxes and other usage-based taxes collected from customers are excluded from revenue.

	Biotechnology	Life Sciences	Diagnostics	Total
For the Three-Month Period Ended March 27, 2026:
Geographical region:
North America(a)	$524	$689	$1,265	$2,478
Western Europe	726	408	431	1,565
Other developed markets(b)	57	141	86	284
High-growth markets(c)	490	499	635	1,624
Total	$1,797	$1,737	$2,417	$5,951

Revenue type:
Recurring	$1,642	$1,203	$2,186	$5,031
Nonrecurring	155	534	231	920
Total	$1,797	$1,737	$2,417	$5,951

For the Three-Month Period Ended March 28, 2025:
Geographical region:
North America(a)	$543	$721	$1,318	$2,582
Western Europe	566	378	400	1,344
Other developed markets(b)	64	123	91	278
High-growth markets(c)	439	458	640	1,537
Total	$1,612	$1,680	$2,449	$5,741

Revenue type:
Recurring	$1,457	$1,136	$2,223	$4,816
Nonrecurring	155	544	226	925
Total	$1,612	$1,680	$2,449	$5,741

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
The Company makes and sells products and services that support life sciences research, biopharmaceutical drug production, and medical diagnostics. The Company sells equipment to customers as well as consumables, software and services, some of which customers purchase on a recurring basis. Consumables sold for use with the equipment sold by the Company are typically critical to the use of the equipment and are typically used on a one-time or limited basis, requiring frequent replacement in the customer’s operating cycle. Examples of these consumables include reagents used in diagnostic tests, chromatography resins used for research and bioprocessing and filters used in filtration, separation and purification processes. Additionally, some of the Company’s consumables are used on a standalone basis, such as custom nucleic acids, genomics solutions, antibodies and immunoassays. The Company separates its goods and services between those typically sold to a customer on a recurring basis and those typically sold to a customer on a nonrecurring basis. Recurring revenue includes revenue from consumables (both used with Company equipment and used on a standalone basis), services and operating-type leases (“OTLs”). Nonrecurring revenue includes sales of equipment and sales-type leases (“STLs”). OTLs and STLs are included in the above revenue amounts. For the three-month periods ended March 27, 2026 and March 28, 2025, lease revenue was $143 million and $114 million, respectively.
Remaining performance obligations related to Topic 606, Revenue from Contracts with Customers, represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period. As of March 27, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $5.3 billion. The Company expects to recognize revenue on approximately 48% of the remaining performance obligations over the next 12 months, 26% over the subsequent 12 months, and the remainder recognized thereafter.
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
The Company often receives cash payments from customers in advance of the Company’s performance, resulting in contract liabilities that are classified as either current or long-term in the accompanying Consolidated Condensed Balance Sheets based on the timing of when the Company expects to recognize revenue. As of March 27, 2026 and December 31, 2025, contract liabilities were approximately $1.7 billion and $1.6 billion, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets. The increase in the contract liability balance during the three-month period ended March 27, 2026 was primarily a result of cash payments received in advance of satisfying performance obligations, largely offset by amounts recognized as revenue. Revenue recognized during the three-month periods ended March 27, 2026 and March 28, 2025 that was included in the contract liability balance on December 31, 2025 and December 31, 2024 was $537 million and $497 million, respectively.

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

The table below reconciles segment sales to segment operating profit with the expense categories presented reflecting the expenses that the Company has determined to be significant segment expenses. Significant segment expenses are the expense category details regularly provided to the CODM to allocate resources to the segments and to evaluate segment performance. Detailed segment data for the three-month periods ended March 27, 2026 and March 28, 2025 is as follows ($ in millions):

	Biotechnology	Life Sciences	Diagnostics	Total Reportable Segments	Other(a)	Total
For the Three-Month Period Ended March 27, 2026:
Sales	$1,797	$1,737	$2,417	$5,951	$—	$5,951
Less:
Depreciation	(40)	(48)	(102)	(190)	(3)	(193)
Amortization of intangible assets	(234)	(152)	(48)	(434)	—	(434)
Other segment items(b)	(989)	(1,312)	(1,593)	(3,894)	(86)	(3,980)
Operating profit	$534	$225	$674	$1,433	$(89)	$1,344

For the Three-Month Period Ended March 28, 2025:
Sales	$1,612	$1,680	$2,449	$5,741	$—	$5,741
Less:
Depreciation	(34)	(45)	(100)	(179)	(2)	(181)
Amortization of intangible assets	(213)	(149)	(48)	(410)	—	(410)
Other segment items(b)	(924)	(1,285)	(1,583)	(3,792)	(84)	(3,876)
Operating profit (loss)	$441	$201	$718	$1,360	$(86)	$1,274

(a) Other consists of unallocated corporate costs and other costs not considered part of management’s evaluation of reportable segment operating performance.
(b) Other segment items for each reportable segment include cost of sales, selling, general and administrative (“SG&A”) expenses and research and development (“R&D”) expenses, excluding in each case depreciation, amortization of intangible assets and impairments. Included within these categories of expenses are overhead expenses, stock compensation expense, restructuring charges and allocated corporate expenses.
The following table presents identifiable assets as of March 27, 2026 and December 31, 2025 ($ in millions):

	March 27, 2026	December 31, 2025
Biotechnology	$36,697	$37,337
Life Sciences	22,873	23,112
Diagnostics	14,657	14,748
Other	9,317	8,267
Total	$83,544	$83,464
The following table presents capital expenditures, gross for the three-month periods ended March 27, 2026 and March 28, 2025 ($ in millions):

	Three-Month Period Ended
	March 27, 2026	March 28, 2025
Biotechnology	$64	$81
Life Sciences	27	48
Diagnostics	144	115
Other	2	1
Total	$237	$245

NOTE 6. INCOME TAXES
The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended
	March 27, 2026	March 28, 2025
Effective tax rate	16.7%	15.5%
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
For the three-month period ended March 27, 2026, there was no net discrete tax impact, as the release of reserves for uncertain tax positions due to the expiration of statutes of limitations was offset by charges related to changes in estimates associated with prior period uncertain tax positions.
For the three-month period ended March 28, 2025, net discrete tax benefits of $10 million reduced the effective tax rate by 0.9% and related primarily to changes in estimates of prior year tax filing positions, release of reserves for uncertain tax positions due to the expiration of statutes of limitations and excess tax benefits from stock-based compensation, net of charges related to changes in estimates associated with prior period uncertain tax positions.
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
For a description of the Company’s significant tax matters, reference is made to the financial statements as of and for the year ended December 31, 2025 and Note 7 thereto included in the Company’s 2025 Annual Report.

NOTE 7. OTHER INCOME (EXPENSE), NET
The following sets forth the components of the Company’s other income (expense), net ($ in millions):

	Three-Month Period Ended
	March 27, 2026	March 28, 2025
Other components of net periodic benefit costs	$4	$2
Investment gains (losses):
Realized investment gains (losses)	(76)	(66)
Unrealized investment gains (losses)	(1)	(24)
Total investment gains (losses)	(77)	(90)
Gain on sale of product line	—	9
Total other income (expense), net	$(73)	$(79)
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

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS
The following is a rollforward of the Company’s goodwill ($ in millions):

Balance, December 31, 2025	$43,151
Foreign currency translation and other	(386)
Balance, March 27, 2026	$42,765
The carrying value of goodwill by segment is summarized as follows ($ in millions):

	March 27, 2026	December 31, 2025
Biotechnology	$22,999	$23,313
Life Sciences	12,805	12,856
Diagnostics	6,961	6,982
Total	$42,765	$43,151
The Company has not identified any “triggering” events which indicate an impairment of goodwill in the first quarter of 2026. The Company has not identified any impairment triggers that resulted in impairments of intangible assets in the first quarter of 2026. The Company will continue to review goodwill and other intangible assets for impairment when events or changes in circumstances, including evolving market conditions and regulatory environment, indicate related carrying amounts may not be recoverable.
During the three-month period ended March 28, 2025, the Company recorded a $15 million impairment related to a facility in the Biotechnology segment, which was recorded in cost of sales in the accompanying Consolidated Condensed Statements of Earnings.

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

A summary of financial assets that are measured at fair value on a recurring basis were as follows ($ in millions):

	Balance		Quoted Prices in Active Market (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	March 27, 2026	December 31, 2025	March 27, 2026	December 31, 2025	March 27, 2026	December 31, 2025	March 27, 2026	December 31, 2025
Assets:
Investment in equity securities	$167	$165	$—	$—	$—	$—	$—	$—
Cross-currency swap derivative contracts	217	150	—	—	217	150	—	—
Liabilities:
Cross-currency swap derivative contracts	6	42	—	—	6	42	—	—
The Company’s investments in equity securities consist of investments in non-marketable equity securities, which the Company estimates the fair value of using the Fair Value Alternative. The Company’s investments in these equity securities are not classified in the fair value hierarchy due to the use of these measurement methods. Additionally, the Company is a limited partner in partnerships that invest primarily in early-stage companies. While the partnerships record these investments at fair value, the Company’s investments in the partnerships are accounted for under the equity method of accounting and are not subject to the fair value measurement disclosures noted above. As of both March 27, 2026 and December 31, 2025, the Company’s equity method investments included investments in partnerships with a carrying value of approximately $1.4 billion. Refer to Note 7 for additional information on gains and losses on the Company’s investments including investments in the partnerships.
The cross-currency swap derivative contracts are classified as Level 2 in the fair value hierarchy as they are measured using the income approach with the relevant interest rates and current currency exchange rates and forward curves as inputs. Refer to Note 11 for additional information.
Fair Value of Other Financial Instruments
The carrying amounts and fair values of the Company’s other financial instruments were as follows ($ in millions):

	March 27, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt obligations:
Notes payable and current portion of long-term debt	$923	$921	$2	$2
Long-term debt	17,561	14,949	18,416	16,042
As of March 27, 2026 and December 31, 2025, short and long-term borrowings were categorized as Level 1. The fair value of long-term borrowings was based on quoted market prices. The difference between the fair value and the carrying amounts of long-term borrowings is attributable to changes in market interest rates and/or the Company’s credit ratings subsequent to the incurrence of the borrowing. The fair values of borrowings with original maturities of one year or less, as well as cash and cash equivalents, trade accounts receivable, net and trade accounts payable generally approximate their carrying amounts due to the short-term maturities of these instruments.

NOTE 10. FINANCING
As of March 27, 2026, the Company was in compliance with all of its debt covenants. The components of the Company’s debt were as follows ($ in millions):

	Outstanding Amount
Description and Aggregate Principal Amount	March 27, 2026	December 31, 2025
Euro-denominated commercial paper (€2.5 billion and €933 million, respectively)(a)	$2,825	$1,097
0.2% senior unsecured notes due 3/18/2026 (€1.3 billion) (the “2026 Biopharma Euronotes”)(b)	—	1,469
2.1% senior unsecured notes due 9/30/2026 (€800 million) (the “2026 Euronotes”)(c)	921	940
0.4773% senior unsecured bonds due 4/9/2027 (CHF 250 million) (the “2027 CHF Bonds”)(f)	312	315
0.3% senior unsecured notes due 5/11/2027 (¥30.8 billion) (the “2027 Yen Notes”)(d)	192	196
1.2% senior unsecured notes due 6/30/2027 (€600 million) (the “2027 Euronotes”)(e)	690	704
0.45% senior unsecured notes due 3/18/2028 (€1.3 billion) (the “2028 Biopharma Euronotes”)(b)	1,437	1,466
1.125% senior unsecured bonds due 12/08/2028 (CHF 210 million) (the “2028 CHF Bonds”)(f)	264	267
0.8875% senior unsecured bonds due 10/10/2029 (CHF 325 million) (the “2029 CHF Bonds”)(f)	405	409
2.6% senior unsecured notes due 11/15/2029 ($800 million) (the “2029 Biopharma Notes”)(b)	798	798
2.5% senior unsecured notes due 3/30/2030 (€800 million) (the “2030 Euronotes”)(c)	921	940
0.75% senior unsecured notes due 9/18/2031 (€1.8 billion) (the “2031 Biopharma Euronotes”)(b)	2,009	2,050
0.65% senior unsecured notes due 5/11/2032 (¥53.2 billion) (the “2032 Yen Notes”)(d)	331	339
1.265% senior unsecured bonds due 10/10/2033 (CHF 325 million) (the “2033 CHF Bonds”)(f)	405	408
1.6249% senior unsecured bonds due 10/9/2037 (CHF 225 million) (the “2037 CHF Bonds”)(f)	280	282
1.35% senior unsecured notes due 9/18/2039 (€1.3 billion) (the “2039 Biopharma Euronotes”)(b)	1,427	1,456
3.25% senior unsecured notes due 11/15/2039 ($900 million) (the “2039 Biopharma Notes”)(b)	892	892
4.375% senior unsecured notes due 9/15/2045 ($500 million) (the “2045 U.S. Notes”)(c)	500	500
1.94% senior unsecured bonds due 10/10/2045 (CHF 125 million) (the “2045 CHF Bonds”)(f)	155	157
1.8% senior unsecured notes due 9/18/2049 (€750 million) (the “2049 Biopharma Euronotes”)(b)	857	873
3.4% senior unsecured notes due 11/15/2049 ($900 million) (the “2049 Biopharma Notes”)(b)	891	891
2.6% senior unsecured notes due 10/01/2050 ($1.0 billion) (the “2050 U.S. Notes”)(c)	983	983
2.8% senior unsecured notes due 12/10/2051 ($1.0 billion) (the “2051 U.S. Notes”)(c)	987	985
Other	2	1
Total debt	18,484	18,418
Less: currently payable	(923)	(2)
Long-term debt	$17,561	$18,416
(a) Issued by Danaher Corporation or DH Europe Finance II S.a.r.l. (“Danaher International II”).
(b) Issued by Danaher International II.
(c) Issued by Danaher Corporation.
(d) Issued by DH Japan Finance S.a.r.l. (“Danaher Japan”).
(e) Issued by DH Europe Finance S.a.r.l. (“Danaher International”).
(f) Issued by DH Switzerland Finance S.a.r.l. (“Danaher Switzerland”).
Debt discounts, premiums and debt issuance costs totaled $90 million and $93 million as of March 27, 2026 and December 31, 2025, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of debt table above. For additional details regarding the Company’s debt financing, refer to Note 13 of the Company’s financial statements as of and for the year ended December 31, 2025 included in the Company’s 2025 Annual Report.

The Company has historically satisfied short-term liquidity needs that are not met through operating cash flow and available cash primarily through issuances of commercial paper under its U.S. dollar and euro-denominated commercial paper programs. The Company’s $5.0 billion unsecured, multi-year revolving credit facility with a syndicate of banks that expires on August 11, 2028 (the “Credit Facility”) is available for direct borrowings and provides credit support for the commercial paper programs. For a description of the Credit Facility, refer to the Company’s 2025 Annual Report. As of March 27, 2026, no borrowings were outstanding under the Credit Facility. As of March 27, 2026, the Company has classified approximately $2.8 billion of its borrowings outstanding under the euro-denominated commercial paper programs as long-term debt in the accompanying Consolidated Condensed Balance Sheet (even though such borrowings are scheduled to mature within one year of March 27, 2026) as the Company had the intent and ability, as supported by availability under the Credit Facility, to refinance these borrowings for at least one year from the balance sheet date. The classification of the Company’s debt is based upon the Company’s refinancing intent, which considers current market conditions, expected liquidity and availability and needs in light of current business operations and upcoming acquisitions.
As of March 27, 2026, borrowings outstanding under the Company’s euro-denominated commercial paper program had a weighted average annual interest rate of 2.3% and a weighted average remaining maturity of approximately 81 days. There were no borrowings outstanding under the U.S. dollar-denominated commercial paper program as of March 27, 2026.
364-Day Credit Facility
On April 16, 2026, the Company entered into a $5.0 billion 364-day unsecured revolving credit facility (the “364-Day Facility”) with a syndicate of lenders that expires on April 15, 2027 (the “Scheduled Termination Date”). The Company intends to use the 364-Day Facility to provide additional liquidity support for issuances under its U.S. dollar-denominated commercial paper program, and to use some or all of the proceeds of such issuances of commercial paper to fund a portion of the purchase price for the Masimo Acquisition.
The Company may elect, upon the payment of a fee equal to 0.50% of the principal amount of the loans then outstanding and upon the satisfaction of certain conditions, to convert any loans outstanding on the Scheduled Termination Date into term loans that are due and payable one year following the Scheduled Termination Date.
Borrowings under the 364-Day Facility bear interest as follows: (1) Term Secured Overnight Financing Rate (“SOFR”) Loans (as defined in the 364-Day Facility) bear interest at a variable rate equal to the Term SOFR (as defined in the 364-Day Facility) plus a margin of between 58.5 and 108.5 basis points, depending on the Company’s long-term debt credit rating; and (2) Base Rate Loans (as defined in the 364-Day Facility) bear interest at a variable rate per annum equal to the highest of (a) the Federal funds rate (as published by the Federal Reserve Bank of New York from time to time) plus 1/2 of 1%, (b) Bank of America’s “prime rate” as publicly announced from time to time, (c) Term SOFR (based on one-month interest period) plus 1% and (d) 1%, plus in each case a margin of between 0.0 and 8.5 basis points depending on Danaher’s long-term debt credit rating. In addition, Danaher is required to pay a per annum facility fee of 4.0 basis points based on the aggregate commitments under the 364-Day Facility, regardless of usage.
The Company’s obligations under the 364-Day Facility are unsecured. The Company has unconditionally and irrevocably guaranteed the obligations of each of its subsidiaries in the event a subsidiary is named a borrower under the 364-Day Facility. The 364-Day Facility contains customary representations, warranties, conditions precedent, events of default, indemnities and affirmative and negative covenants. The 364-Day Facility requires the Company to maintain a Consolidated Leverage Ratio (as defined in the 364-Day Facility) of 0.65 to 1.00 or less. Borrowings under the 364-Day Facility are prepayable at the Company’s option at any time in whole or in part without premium or penalty. The 364-Day Facility is available for liquidity support for Danaher’s U.S. dollar-denominated commercial paper program, as discussed above, and for general corporate purposes.
Long-Term Debt Repayments
On March 18, 2026, the Company repaid the €1.3 billion aggregate principal amount of the 2026 Biopharma Euronotes upon their maturity using available cash and proceeds from the issuance of commercial paper.
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
The Company has also issued foreign currency denominated long-term debt as partial hedges of its net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the euro, Japanese yen and Swiss franc. These debt issuances are designated and qualify as nonderivative hedging instruments. Accordingly, the foreign currency translation of these debt instruments is recorded in accumulated OCI, offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated OCI. These instruments mature on dates ranging from April 2026 to October 2045.
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
The following table summarizes the notional values as of March 27, 2026 and March 28, 2025 and pretax impact of changes in the fair values of instruments designated as net investment hedges and cash flow hedges in accumulated OCI for the three-month periods ended March 27, 2026 and March 28, 2025 ($ in millions):

	Original Notional Amount	Notional Amount Outstanding	Gain (Loss) Recognized in OCI	Amounts Reclassified from OCI
For the Three-Month Period Ended March 27, 2026:
Net investment hedges:
Cross-currency contracts	$3,875	$2,500	$45	$—
Foreign currency denominated debt	7,701	7,701	93	—
Cash flow hedges:
Cross-currency contracts	4,000	2,600	58	(52)
Interest rate swaps	1,600	—	—	1
Total	$17,176	$12,801	$196	$(51)

For the Three-Month Period Ended March 28, 2025:
Net investment hedges:
Cross-currency contracts	$3,875	$3,000	$(54)	$—
Foreign currency denominated debt	3,333	3,333	(136)	—
Cash flow hedges:
Cross-currency contracts	4,000	2,600	39	116
Interest rate swaps	1,600	—	—	1
Total	$12,808	$8,933	$(151)	$117
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
The Company did not reclassify any other deferred gains or losses related to net investment hedges or cash flow hedges from accumulated OCI to earnings during the three-month periods ended March 27, 2026 and March 28, 2025. In addition, the Company did not have any ineffectiveness related to net investment hedges or cash flow hedges during the three-month periods ended March 27, 2026 and March 28, 2025. Should any ineffectiveness arise, any ineffective portions of the hedges would be reclassified from accumulated OCI into earnings during the period of change. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in all other investing activities in the accompanying Consolidated Condensed Statements of Cash Flows. The cash inflows and outflows associated with the Company’s derivative contracts designated as cash flow hedges are classified in cash flows from operating activities in the accompanying Consolidated Condensed Statements of Cash Flows.
The Company’s derivative instruments, as well as its nonderivative debt instruments designated and qualifying as net investment hedges, were classified in the Company’s Consolidated Condensed Balance Sheets as follows ($ in millions):

	March 27, 2026	December 31, 2025
Derivative assets:
Other long-term assets	$217	$150

Derivative liabilities:
Accrued expenses and other liabilities	6	42

Nonderivative hedging instruments:
Notes payable and current portion of long-term debt	921	—
Long-term debt	6,780	6,054
Amounts related to the Company’s derivatives expected to be reclassified from accumulated OCI to net earnings during the next 12 months, if interest rates and foreign exchange rates remain unchanged, are not significant.

NOTE 12. COMMITMENTS AND CONTINGENCIES
On July 17, 2023, a putative securities class action was filed in the United States District Court for the District of Columbia, captioned “Hawkins v. Danaher Corporation et al., Case No. 1:23-cv-02055” (“Hawkins Action”). The complaint was amended on December 29, 2023 and names the Company and certain of its current or former officers. The complaint asserts claims under Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), SEC Rule 10b-5, and Section 20(a) of the Exchange Act, purportedly on behalf of persons and entities who acquired our securities between January 27, 2022 and October 23, 2023 (the “Class Period”). Plaintiffs allege that, during the Class Period, defendants made material misrepresentations or omissions regarding, among other things, the Company’s anticipated revenues for its bioprocessing business that artificially inflated the Company’s stock price. Plaintiffs seek, among other things, damages in an unspecified amount, as well as fees and costs. Defendants moved to dismiss the amended complaint on February 27, 2024, and on August 4, 2025, the court granted in part and denied in part defendants’ motion to dismiss. The parties have executed a settlement agreement to resolve this matter, and based on the terms of the agreement, the Company recorded a settlement liability as well as an offsetting insurance receivable. The settlement agreement remains subject to court approval. The Company does not expect the resolution of this litigation to have a material impact on the Company’s results of operations or cash flows.
In early 2024, putative shareholder derivative cases (relating to substantially the same factual allegations as those made in the Hawkins Action) were filed in the United States District Court for the District of Delaware. These cases were consolidated and captioned “In re Danaher Corporation Derivative Litigation, No. 1:24-cv-00091-GBW” (the “Derivative Action”). On November 10, 2025, the Derivative Action was voluntarily dismissed without prejudice. In March 2026, two putative shareholder derivative cases (relating to substantially the same factual allegations as those made in the Hawkins Action) were filed in the United States District Court for the District of Delaware and the Delaware Court of Chancery. The outcomes of these proceedings remain uncertain, and the Company is unable to reasonably estimate the possible loss or range of loss, if any.
The Company reviews the adequacy of its legal reserves on a quarterly basis and establishes reserves for loss contingencies that are both probable and reasonably estimable. For further discussion of the Company’s litigation and contingencies, refer to Note 17 of the Company’s financial statements as of and for the year ended December 31, 2025 included in the Company’s 2025 Annual Report.

NOTE 13. STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION
Stockholders’ Equity
The Company’s Board of Directors has approved the following programs to repurchase shares of the Company’s common stock:

Name of program	Date of Board of Director approval	Number of shares of Company common stock approved for repurchase	Number of shares remaining available for repurchase as of March 27, 2026
2024 Repurchase Program	July 22, 2024	20,000,000	2,000,000
2025 Repurchase Program	September 9, 2025	35,000,000	35,000,000
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
During the three-month period ended March 28, 2025, the Company repurchased approximately 4.5 million shares of the Company’s common stock for approximately $1.1 billion, inclusive of excise taxes as part of the 2024 Repurchase Program.
The following table summarizes the activity of the Company’s issued shares (shares in millions):

	Three-Month Period Ended
	March 27, 2026	March 28, 2025
Common stock - shares issued:
Balance, beginning of period	886.9	884.3
Common stock-based compensation awards	1.1	1.3
Balance, end of period	888.0	885.6
Stock-Based Compensation
For a full description of the Company’s stock-based compensation programs, refer to Note 18 of the Company’s financial statements as of and for the year ended December 31, 2025 included in the Company’s 2025 Annual Report. As of March 27, 2026, approximately 38 million shares of the Company’s common stock were reserved for issuance under the 2007 Omnibus Incentive Plan.
The following summarizes the components of the Company’s stock-based compensation expense ($ in millions):

	Three-Month Period Ended
	March 27, 2026	March 28, 2025
RSUs/PSUs:
Pretax compensation expense	$36	$35
Income tax benefit	(7)	(7)
RSU/PSU expense, net of income taxes	29	28
Stock options:
Pretax compensation expense	22	26
Income tax benefit	(5)	(5)
Stock option expense, net of income taxes	17	21
Total stock-based compensation:
Pretax compensation expense	58	61
Income tax benefit	(12)	(12)
Total stock-based compensation expense, net of income taxes	$46	$49

Stock-based compensation has been recognized as a component of SG&A and R&D expenses in the accompanying Consolidated Condensed Statements of Earnings. As of March 27, 2026, $334 million of total unrecognized compensation cost related to RSUs/PSUs is expected to be recognized over a weighted average period of approximately two years. As of March 27, 2026, $200 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately two years. Future compensation amounts will be adjusted for any changes in estimated forfeitures.
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
The changes in accumulated OCI by component are summarized below ($ in millions).

	Foreign Currency Translation Adjustments	Pension and Postretirement Plan Benefit Adjustments		Cash Flow Hedge Adjustments		Accumulated Comprehensive Income (Loss)
For the Three-Month Period Ended March 27, 2026:
Balance, December 31, 2025	$(239)	$(185)		$217		$(207)
OCI before reclassifications:
Increase (decrease)	(383)	—		58		(325)
Income tax impact	(11)	—		—		(11)
OCI before reclassifications, net of income taxes	(394)	—		58		(336)
Reclassification adjustments:
Increase (decrease)	—	1	(a)	(51)	(b)	(50)
Income tax impact	—	—		—		—
Reclassification adjustments, net of income taxes	—	1		(51)		(50)
Net OCI, net of income taxes	(394)	1		7		(386)
Balance, March 27, 2026	$(633)	$(184)		$224		$(593)

For the Three-Month Period Ended March 28, 2025:
Balance, December 31, 2024	$(2,904)	$(300)		$(14)		$(3,218)
OCI before reclassifications:
Increase (decrease)	1,436	—		39		1,475
Income tax impact	13	—		—		13
OCI before reclassifications, net of income taxes	1,449	—		39		1,488
Reclassification adjustments:
Increase (decrease)	—	2	(a)	117	(b)	119
Income tax impact	—	(1)		—		(1)
Reclassification adjustments, net of income taxes	—	1		117		118
Net OCI, net of income taxes	1,449	1		156		1,606
Balance, March 28, 2025	$(1,455)	$(299)		$142		$(1,612)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide material information relevant to an assessment of Danaher Corporation’s (“Danaher,” the “Company,” “we,” “us” or “our”) financial condition and results of operations, including an evaluation of the amounts and certainty of cash flows from operations and from outside sources. The MD&A is designed to focus specifically on material events and uncertainties known to management that are reasonably likely to cause reported financial information not to be necessarily indicative of future operating results or of future financial condition. This includes descriptions and amounts of matters that have had a material impact on reported operations, as well as matters that are reasonably likely based on management’s assessment to have a material impact on future operations. The Company’s MD&A is divided into five sections:
•Information Relating to Forward-Looking Statements
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Estimates
You should read this discussion along with the Company’s MD&A and audited financial statements and Notes thereto as of and for the year ended December 31, 2025, included in the Company’s 2025 Annual Report and the Company’s Consolidated Condensed Financial Statements and related Notes as of and for the three-month period ended March 27, 2026 included in this Quarterly Report on Form 10-Q (“Report”).

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
•Our growth depends on the timely development and commercialization, and customer acceptance, of new and enhanced products and services (in this Report, references to products and services also includes software), based on technological innovation. Our growth also suffers when the markets into which we sell our products and services decline, do not grow as anticipated or experience cyclicality.
•The healthcare industry and related industries that we serve are undergoing significant changes in an effort to reduce (and increase the predictability of) costs, which can adversely affect our business and financial statements.
•Economic, political, geopolitical, legal, compliance, social and business factors, both in the U.S. and outside the U.S., can negatively affect our business and financial statements. For example, the 2025 change in the U.S. administration as well as recent Supreme Court decisions have resulted in policy, regulatory and economic changes, challenges and uncertainty, including with respect to tariffs and healthcare-related topics. In addition, recent escalation of conflict in the Middle East has heightened geopolitical instability and economic uncertainty.
•The development, deployment and use of artificial intelligence in our business and products, and uncertainties with respect thereto, may result in harm to our business and reputation.
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
Financial and Tax Risks
•From time to time our outstanding debt has increased significantly as a result of acquisitions and other factors, and we expect to incur additional debt. For example, the Company expects to incur debt to finance a portion of the purchase price for our pending acquisition of Masimo Corporation. Our indebtedness may limit our operations and use of cash flow and negatively impact our credit ratings; and failure to comply with our indebtedness-related covenants could adversely affect our business and financial statements.
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
See “Part I—Item 1A. Risk Factors” of the Company’s 2025 Annual Report and Part II-Item 1A of this report for further discussion regarding reasons that actual results may differ materially from the results, developments and business decisions contemplated by our forward-looking statements. Forward-looking statements speak only as of the date of the report, document, press release, webcast, call, presentation, materials or other communication in which they are made. Except to the extent required by applicable law, we do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise.

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
Business Performance and Outlook
During the first quarter of 2026, the Company’s overall revenues and core sales increased 3.5% and 0.5%, respectively, compared to the comparable period of 2025. The increase in core sales is due to higher core sales in the Biotechnology and Life Sciences segments that were largely offset by lower core sales in the Diagnostics segment. In the three-month period ended March 27, 2026, the impact of foreign currency increased reported sales by 3.0%. Price changes did not have a significant impact on sales growth on a year-over-year basis during the three-month period ended March 27, 2026 and are reflected as a component of core sales above. For the definitions of “core sales” and “acquisitions” refer to “—Results of Operations” below.
Geographically, the Company’s sales in the three-month period ended March 27, 2026 in developed markets increased year-over-year by 3% and core sales in developed markets were down slightly as mid-single digit core sales decreases in North America were largely offset by a mid-single digit increase in Western Europe. The decrease in core sales in developed markets was primarily driven by decreases in the Diagnostics and Life Sciences segments, partially offset by increased year-over-year core sales in the Biotechnology segment. For the same period, sales in high-growth markets increased year-over-year by 6% and core sales were up low-single digits driven primarily by a mid-single digit increase in core revenue in China. In the high-growth markets, the Biotechnology and Life Sciences segments’ increase in demand was partially offset by core sales declines in the Diagnostics segment. High-growth markets represented approximately 27% of the Company’s total sales in the first quarter of 2026. For additional information regarding the Company’s sales by geographical region during the three-month periods ended March 27, 2026 and March 28, 2025, refer to Note 4 to the accompanying Consolidated Condensed Financial Statements.
The Company’s net earnings for the three-month period ended March 27, 2026 totaled approximately $1.0 billion or $1.45 per diluted common share, compared to $954 million or $1.32 per diluted common share for the three-month period ended March 28, 2025. The increase in net earnings and diluted net earnings per common share for the three-month period ended March 27, 2026 compared to the three-month period ended March 28, 2025 was primarily driven by increased core sales and lower net interest expense.
Currency exchange rates increased reported sales by approximately 3.0% for the three-month period ended March 27, 2026, compared to the comparable period of 2025, primarily due to the exchange rates of the U.S. dollar compared to the euro and other major currencies. In future periods, strengthening of the U.S. dollar against other major currencies compared to the exchange rates in effect as of March 27, 2026 would adversely impact the Company’s sales and results of operations on an overall basis, and weakening of the U.S. dollar against other major currencies compared to the exchange rates in effect as of March 27, 2026 would positively impact the Company’s sales and results of operations. In addition to the translational exchange rate risk to sales, the Company also faces transactional exchange rate risk from transactions with customers in countries outside the U.S. and from intercompany transactions between affiliates. Transactional exchange rate risk (and any resulting gains or losses) arises from the purchase and sale of goods and services in currencies other than the Company’s functional currency or the functional currency of its applicable subsidiary.
Danaher operates a diversified global supply chain and sources parts and materials globally. In February 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”), which the U.S. administration relied on to impose certain tariffs, does not authorize the administration to impose tariffs. On March 4, 2026, the U.S. Court of International Trade ordered the U.S. Customs and Border Protection (“CBP”) to process refunds of the IEEPA tariffs, although the Court immediately suspended the order while the CBP determines a refund process. The IEEPA tariffs remain subject to ongoing litigation between the administration and other parties. In response to the U.S. Supreme Court ruling mentioned above, the administration announced plans to implement new tariffs under alternative statutory authority. The full impact of the U.S. Supreme Court’s ruling and the administration’s response, including the timing and extent of any refunds and the impact of the new tariffs, remain uncertain. The tariffs enacted in 2025 and in the first quarter of 2026 did not have a material impact on the Company’s business or financial statements in the periods presented.
While the Company did not experience material interruption to its supply chain or operations in the first quarter of 2026 as a result of the conflict in the Middle East, the Company did experience delays and higher logistics costs in the delivery of goods to customers in the region. The conflict has significantly reduced the export of oil and natural gas from the Persian Gulf, creating upward pressure on oil and natural gas prices, and has also disrupted and increased the costs of certain other supplies. Refer to “Part II - Other Information - Item 1A - Risk Factors” for a further discussion of the risks relating to the conflict in the Middle East. To the extent the conflict continues and/or escalates, the negative impacts noted above may continue or increase, the risks referenced above may eventuate and demand for the Company’s products could be adversely affected.

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
Sales Growth and Core Sales Growth

% Change Three-Month Period Ended March 27, 2026 vs. Comparable 2025 Period
Total sales growth (GAAP)	3.5%
Impact of:
Currency exchange rates	(3.0)%
Core sales growth (non-GAAP)	0.5%
Operating Profit Performance
Operating profit margins increased 40 basis points from 22.2% during the three-month period ended March 28, 2025 to 22.6% for the three-month period ended March 27, 2026.
First quarter 2026 vs. first quarter 2025 operating profit margin comparisons were favorably impacted by:
•Higher first quarter 2026 core sales and improvements in leverage in the Company’s operational and administrative cost structure, net of the impact of product mix - 40 basis points
•First quarter 2025 impairment charge related to a facility in the Biotechnology segment - 25 basis points
First quarter 2026 vs. first quarter 2025 operating profit margin comparisons were unfavorably impacted by:
•First quarter 2026 transaction costs related to the anticipated acquisition of Masimo Corporation (“Masimo”) in the Diagnostics segment - 25 basis points

Business Segments
Sales by business segment for each of the periods indicated were as follows ($ in millions):

	Three-Month Period Ended
	March 27, 2026	March 28, 2025
Biotechnology	$1,797	$1,612
Life Sciences	1,737	1,680
Diagnostics	2,417	2,449
Total	$5,951	$5,741
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
Biotechnology Selected Financial Data

	Three-Month Period Ended
($ in millions)	March 27, 2026	March 28, 2025
Sales	$1,797	$1,612
Operating profit	534	441
Depreciation	40	34
Amortization of intangible assets	234	213
Operating profit as a % of sales	29.7%	27.4%
Depreciation as a % of sales	2.2%	2.1%
Amortization as a % of sales	13.0%	13.2%
Sales Growth and Core Sales Growth

% Change Three-Month Period Ended March 27, 2026 vs. Comparable 2025 Period
Total sales growth (GAAP)	11.5%
Impact of:
Currency exchange rates	(4.5)%
Core sales growth (non-GAAP)	7.0%
Price increases in the segment contributed 2.0% to sales growth on a year-over-year basis during the three-month period ended March 27, 2026 and are reflected as a component of core sales above.
Total segment sales increased 11.5% during the three-month period. The increase in segment sales in the three-month period was led by increased core sales, and to a lesser extent by the impact of currency exchange rates. The year-over-year increase in total segment core sales was led by increased sales of consumables, partially offset by lower equipment sales. Geographically, the increase in core sales was led by Western Europe and China, partially offset by North America.
The year-over-year increase in core sales in the segment was led by high-single digit increases in core sales in the bioprocessing business and was primarily driven by improved consumables demand from large pharmaceutical customers, partially offset by lower equipment sales. Core sales in the discovery and medical business decreased year-over-year as increased core sales of medical filtration and research consumables was more than offset by lower core sales in protein research equipment, as academic customers continued to face funding constraints.

Operating Profit Performance
Operating profit margins increased 230 basis points during the three-month period ended March 27, 2026 as compared to the comparable period of 2025. The following factors favorably impacted year-over-year operating profit margin:
•Higher first quarter 2026 core sales, net of the impact of changes in leverage from the Company’s operations and administrative cost structure and the impact of currency exchange rates - 140 basis points
•First quarter 2025 impairment charge related to a facility - 90 basis points
Amortization of intangible assets as a percentage of sales decreased during the three-month period ended March 27, 2026 as compared to the comparable period of 2025, primarily as a result of the increase in sales.
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
Life Sciences Selected Financial Data

	Three-Month Period Ended
($ in millions)	March 27, 2026	March 28, 2025
Sales	$1,737	$1,680
Operating profit	225	201
Depreciation	48	45
Amortization of intangible assets	152	149
Operating profit as a % of sales	13.0%	12.0%
Depreciation as a % of sales	2.8%	2.7%
Amortization as a % of sales	8.8%	8.9%
Sales Growth and Core Sales Growth

% Change Three-Month Period Ended March 27, 2026 vs. Comparable 2025 Period
Total sales growth (GAAP)	3.5%
Impact of:
Currency exchange rates	(3.0)%
Core sales growth (non-GAAP)	0.5%
Price changes in the segment did not have a significant impact on sales growth on a year-over-year basis during the three-month period ended March 27, 2026 and are reflected as a component of core sales above.
Total segment sales increased 3.5% during the three-month period ended March 27, 2026. The sales increase was primarily driven by currency exchange rates, and to a lesser extent an increase in core sales. The year-over-year increase in total segment core sales in the three-month period ended March 27, 2026 was driven by an increase in consumables sales, partially offset by decreased demand for equipment. Demand from academic and government customers was muted in the first quarter, with some areas of improving activity. The Company continues to see a gradual improvement in large pharma and biopharma customers. Geographically, the core sales increase was led by China.
The year-over-year increase in segment core sales in the three-month period was led by the filtration business and the life sciences consumables businesses. The year-over-year core sales increase in the filtration business was driven by increased demand in the microelectronic end-market, primarily in China. In the life sciences consumables businesses the year-over-year core sales increase was primarily driven by increased demand for plasmids products, partially offset by lower demand for gene reading and gene writing and editing products. In the life science instruments businesses, core sales decreased year-over-year as lower equipment demand more than offset increased demand for consumables, driven by the microscopy and mass spectrometry businesses.

Operating Profit Performance
Operating profit margins increased 100 basis points during the three-month period ended March 27, 2026 as compared to the comparable period of 2025. Year-over-year operating profit margin was favorably impacted by higher first quarter 2026 core sales, improvements in leverage in the segment’s operational and administrative cost structure and the impact of currency exchange rates, net of the impact of product mix.
DIAGNOSTICS
The Diagnostics segment offers clinical instruments, consumables, software and services that hospitals, physicians’ offices, reference laboratories and other critical care settings use to diagnose disease and make treatment decisions.
Diagnostics Selected Financial Data

	Three-Month Period Ended
($ in millions)	March 27, 2026	March 28, 2025
Sales	$2,417	$2,449
Operating profit	674	718
Depreciation	102	100
Amortization of intangible assets	48	48
Operating profit as a % of sales	27.9%	29.3%
Depreciation as a % of sales	4.2%	4.1%
Amortization as a % of sales	2.0%	2.0%
Sales Decline and Core Sales Decline

% Change Three-Month Period Ended March 27, 2026 vs. Comparable 2025 Period
Total sales decline (GAAP)	(1.5)%
Impact of:
Currency exchange rates	(2.5)%
Core sales decline (non-GAAP)	(4.0)%
Price decreases in the segment of 2.0%, attributable to the volume-based procurement program in China and the impact of sales promotions, negatively impacted the year-over-year change in sales during the three-month period ended March 27, 2026 and are reflected as a component of core sales above.
Total segment sales decreased 1.5% during the three-month period primarily as a result of decreased core sales, partially offset by the impact of currency exchange rates. The decrease in segment core sales was primarily driven by decreased year-over-year demand for respiratory tests in the molecular diagnostics business, partially offset by increased demand in the clinical diagnostics businesses. Geographically, the core sales decrease was led by North America and China. The core sales decrease in China was partially attributable to the pricing impact of China’s volume-based procurement program and healthcare reimbursement changes.
During the three-month period ended March 27, 2026, core sales in the molecular diagnostics business declined year-over-year as increased core sales of non-respiratory tests were more than offset by decreased core sales of respiratory tests. The decreased demand for respiratory tests was driven primarily by a less severe respiratory season in the first quarter of 2026 compared to the comparable period of 2025. The relative severity of the upcoming respiratory season and the timing of customer purchases in the first quarter of 2026 in preparation of such respiratory season could adversely impact demand for such tests over the remainder of 2026. In the segment’s clinical diagnostics businesses core sales increased year-over-year in the first quarter of 2026, led by the clinical lab business, and to a lesser extent by the pathology diagnostics business. In the clinical lab businesses, increased year-over-year core sales outside of China, led by North America, more than offset core sales declines in China in the three-month period.
Operating Profit Performance
Operating profit margin decreased 140 basis points during the three-month period ended March 27, 2026 as compared to the comparable period of 2025. The following factors unfavorably impacted year-over-year operating profit margin:
•Lower first quarter 2026 core sales and the impact of product mix, net of improvements in leverage in the segment’s operational and administrative cost structure - 75 basis points

•First quarter 2026 transaction costs related to the anticipated acquisition of Masimo - 65 basis points
COST OF SALES AND GROSS PROFIT

	Three-Month Period Ended
($ in millions)	March 27, 2026	March 28, 2025
Sales	$5,951	$5,741
Cost of sales	(2,360)	(2,230)
Gross profit	$3,591	$3,511
Gross profit margin	60.3%	61.2%
Cost of sales increased year-over-year during the three-month period ended March 27, 2026 as compared to the comparable period in 2025. The increase was primarily due to the impact of higher year-over-year sales volumes and currency exchange rates. These increases were partially offset by a $15 million impairment charge related to a facility in the Biotechnology segment recorded in 2025.
Year-over-year gross profit margin decreased during the three-month period ended March 27, 2026 as compared to the comparable period in 2025 primarily due to product mix, the impact of currency exchange rates and tariff costs, partially offset by the impact of continued productivity improvement initiatives and higher year-over-year sales volumes. Gross margin was also impacted by the facility impairment recorded in 2025, referenced above.
OPERATING EXPENSES

	Three-Month Period Ended
($ in millions)	March 27, 2026	March 28, 2025
Sales	$5,951	$5,741
Selling, general and administrative expenses	1,860	1,858
Research and development expenses	387	379
SG&A as a % of sales	31.3%	32.4%
R&D as a % of sales	6.5%	6.6%
SG&A expenses as a percentage of sales decreased year-over-year during the three-month period ended March 27, 2026 as compared to the comparable period in 2025. Total SG&A expenses remained essentially flat year-over-year, as incremental year-over-year cost savings and lower year-over-year costs incurred for productivity improvement actions were offset by transaction costs incurred in 2026 of $17 million associated with the anticipated Masimo acquisition.
R&D expenses (consisting principally of internal and contract engineering personnel costs) as a percentage of sales declined slightly during the three-month period ended March 27, 2026 as compared to the comparable period of 2025.

OTHER INCOME (EXPENSE), NET
For a description of the Company’s other income (expense), net during the three-month periods ended March 27, 2026 and March 28, 2025, refer to Note 7 to the accompanying Consolidated Condensed Financial Statements.

INTEREST COSTS AND FINANCING
For a discussion of the Company’s outstanding indebtedness, refer to Note 10 to the accompanying Consolidated Condensed Financial Statements.
Interest expense of $63 million for the three-month period ended March 27, 2026 was $9 million lower than the comparable period of 2025, due primarily to the impact of currency exchange rates and interest rates, partially offset by higher average borrowings.
Interest income of $27 million for the three-month period ended March 27, 2026 was $21 million higher than the comparable period of 2025, due primarily to higher average cash balances in 2026 compared to 2025.

INCOME TAXES
The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended
	March 27, 2026	March 28, 2025
Effective tax rate	16.7%	15.5%

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
For the three-month period ended March 27, 2026, there was no net discrete tax impact, as the release of reserves for uncertain tax positions due to the expiration of statutes of limitations was offset by charges related to changes in estimates associated with prior period uncertain tax positions.
For the three-month period ended March 28, 2025, net discrete tax benefits of $10 million reduced the effective tax rate by 0.9% and related primarily to changes in estimates of prior year tax filing positions, release of reserves for uncertain tax positions due to the expiration of statutes of limitations and excess tax benefits from stock-based compensation, net of charges related to changes in estimates associated with prior period uncertain tax positions.
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
The Company and its subsidiaries are routinely examined by various U.S. and non-U.S. taxing authorities. The IRS has completed substantially all of the examinations of the Company’s federal income tax returns through 2015 and is currently examining certain of the Company’s federal income tax returns for 2016 through 2022. In addition, the Company has subsidiaries in Canada, China, Denmark, France, Germany, India, Italy, Switzerland, the United Kingdom and various other countries, states and provinces that are currently under audit for years ranging from 2004 through 2024.
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
The Company expects its effective tax rate for the remainder of 2026 to be approximately 17.0% based on its projected mix of earnings. The Company’s effective tax rate could vary as a result of many factors, including but not limited to the following:
•The expected rate for the remainder of 2026 includes the anticipated discrete income tax benefits from excess tax deductions related to the Company’s stock compensation programs, which are reflected as a reduction in tax expense, though the actual benefits (if any) will depend on the Company’s stock price and stock option exercise patterns.
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

COMPREHENSIVE INCOME
Comprehensive income decreased by approximately $1.9 billion for the three-month period ended March 27, 2026 as compared to the comparable period of 2025. For the three-month period ended March 27, 2026, the decrease in comprehensive income was primarily driven by increased losses from foreign currency translation adjustments and decreased gains from cash flow hedge adjustments, partially offset by higher net earnings. The Company recorded foreign currency translation losses of $394 million and gains of approximately $1.4 billion for the three-month periods ended March 27, 2026 and March 28, 2025, respectively. The foreign currency translation losses in the three-month period ended March 27, 2026 were primarily driven by the change in the exchange rates between the U.S. dollar, Swedish krona and the euro. Foreign currency translation adjustments reflect the gain or loss resulting from the impact of the change in currency exchange rates on the Company’s foreign operations as they are translated to the Company’s reporting currency, the U.S. dollar. The Company recorded gains of $7 million and $156 million from cash flow hedge adjustments related to the Company’s cross-currency swap derivative contracts for the three-month periods ended March 27, 2026 and March 28, 2025, respectively.

LIQUIDITY AND CAPITAL RESOURCES
Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company continues to generate substantial cash from operating activities and believes that its operating cash flow, cash on hand and other sources of liquidity will be sufficient to allow it to continue investing in existing businesses (including capital expenditures), consummating strategic acquisitions and investments (including the Company’s pending acquisition of Masimo, which is further described in Note 2), paying interest and servicing debt, paying dividends and funding restructuring activities, as well as to repurchase common stock when deemed appropriate and manage its capital structure on a short-term and long-term basis.
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
Overview of Cash Flows and Liquidity
Following is an overview of the Company’s cash flows and liquidity ($ in millions):

	Three-Month Period Ended
	March 27, 2026	March 28, 2025
Net cash provided by operating activities	$1,322	$1,299

Payments for additions to property, plant and equipment	$(237)	$(245)
Proceeds from sales of property, plant and equipment	—	6
Payments for purchases of investments	(20)	(18)
Proceeds from sales of investments	—	5
Proceeds from sale of product line	—	9
All other investing activities	8	1
Total cash used in investing activities	$(249)	$(242)

Payments for the issuance of common stock in connection with stock-based compensation, net	$(9)	$(5)
Payment of dividends	(226)	(194)
Net proceeds from (repayments of) borrowings (maturities of 90 days or less)	1,743	(3)
Borrowings (maturities longer than 90 days)	—	4
Repayments of borrowings (maturities longer than 90 days)	(1,434)	—
Payments for repurchase of common stock	—	(1,078)
All other financing activities	(28)	21
Total cash provided by (used in) financing activities	$46	$(1,255)
As of March 27, 2026, the Company held approximately $5.7 billion of cash and cash equivalents.

Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, restructuring activities and productivity improvement initiatives and other items impact reported cash flows.
Operating cash flows were approximately $1.3 billion for the first three months of 2026, an increase of $23 million, or 2%, as compared to the comparable period of 2025. The year-over-year change in operating cash flows from 2025 to 2026 was primarily attributable to the following factors:
•2026 operating cash flows reflected an increase of $75 million in net earnings for the first three months of 2026 as compared to the comparable period in 2025.
•Net earnings for the first three months of 2026 also included $14 million higher year-over-year noncash charges primarily for intangible asset amortization and depreciation, net of 2025 impairment charges. Depreciation expense relates to the Company’s manufacturing and operating facilities as well as instrumentation leased to customers under OTL arrangements. Depreciation, amortization, impairments and stock compensation are noncash expenses that decrease earnings without a corresponding impact to operating cash flows. Unrealized investment gains/losses impact net earnings without immediately impacting cash flows as the cash flow impact from investments occurs when the invested capital is returned to the Company.
•The aggregate of trade accounts receivable, inventories and trade accounts payable used $107 million in operating cash flows during the first three months of 2026, compared to $138 million of operating cash flows used in the comparable period of 2025. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories and trade accounts payable depends upon how effectively the Company manages the cash conversion cycle, which effectively represents the number of days that elapse from the day it pays for the purchase of raw materials and components to the collection of cash from its customers and can be significantly impacted by the timing of collections and payments in a period.
•The aggregate of prepaid expenses and other assets, deferred income taxes and accrued expenses and other liabilities used $362 million of operating cash flows during the first three months of 2026, compared to $265 million of operating cash flows used in the comparable period of 2025. The timing of cash outflows related to fourth quarter 2025 productivity improvement actions and other operating charges drove the majority of this change.
Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures, including instruments leased to customers, cash used for investments and cash proceeds from divestitures of businesses or assets.
Net cash used in investing activities increased $7 million in the three-month period ended March 27, 2026 compared to the comparable period of 2025, primarily as a result of the 2025 sale of a product line and lower proceeds from the sales of investments and property, plant and equipment, net of lower purchases of property, plant and equipment. In addition, during the three-month periods ended March 27, 2026 and March 28, 2025 the Company invested $20 million and $18 million, respectively, in non-marketable equity securities and partnerships.
Though the relative significance of particular categories of capital investment can change from period to period, capital expenditures are typically made for increasing manufacturing capacity, the manufacture of instruments that are used in OTL arrangements, replacing equipment, purchasing buildings, supporting new product development and improving information technology systems. Capital expenditures decreased $8 million on a year-over-year basis for the three-month period ended March 27, 2026 compared to the comparable period in 2025.
Financing Activities and Indebtedness
Cash flows relating to financing activities can consist of cash flows associated with the issuance and repayments of commercial paper, issuance and repayment of long-term debt, borrowings under committed credit facilities, issuance and repurchases of common stock, issuance of preferred stock and payments of cash dividends to shareholders. Financing activities provided cash of $46 million during the three-month period ended March 27, 2026 compared to approximately $1.3 billion of cash used in the comparable period of 2025. The year-over-year decrease in cash used in financing activities was primarily due to higher proceeds from short-term borrowings in 2026 compared to 2025 and cash used to repurchase the Company’s common stock in 2025, partially offset by the 2026 repayments of long-term borrowings.

For a description of the Company’s outstanding debt as of March 27, 2026, repayments of long-term borrowings in the first quarter of 2026, entrance into a new credit facility in the second quarter of 2026 and the Company’s commercial paper programs and credit facilities, refer to Note 10 to the accompanying Consolidated Condensed Financial Statements. As of March 27, 2026, the Company was in compliance with all of its respective debt covenants.

Stock Repurchase Program
For information regarding the Company’s stock repurchase program and repurchases of common stock, refer to Part II—Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”.

Dividends
Aggregate cash payments for dividends on Company common stock during the three-month period ended March 27, 2026 were $226 million compared to $194 million for the three-month period ended March 28, 2025. The increase in dividend payments on the Company’s common stock compared to the comparable period of 2025 is due to the increase in the quarterly dividend rate for common stock beginning with respect to the dividends paid in the second quarter of 2025, partially offset by lower average common stock outstanding.
In the first quarter of 2026, the Company declared a regular quarterly dividend of $0.40 per share of Company common stock payable on April 24, 2026 to holders of record as of March 27, 2026.

Cash and Cash Requirements
As of March 27, 2026, the Company held approximately $5.7 billion of cash and cash equivalents on deposit with financial institutions or invested in highly liquid investment-grade debt instruments with a maturity of 90 days or less. Of the cash and cash equivalents, approximately $3.3 billion was held within the U.S. and approximately $2.4 billion was held outside of the U.S. The Company will continue to have cash requirements to support general corporate purposes, which may include working capital needs, capital expenditures, acquisitions and investments, paying interest and servicing debt, paying taxes and any related interest or penalties, funding its restructuring activities and pension plans as required, paying dividends to shareholders, repurchasing shares of the Company’s common stock and supporting other business needs. The Company intends to use a portion of its cash on hand to finance a portion of the purchase price for the Masimo Acquisition.
The Company generally intends to use available cash and internally generated funds to meet its cash requirements, but in the event that additional liquidity is required, the Company may also borrow under its commercial paper programs (if available) or borrow under the Company’s credit facilities, enter into new credit facilities and either borrow directly thereunder or use such credit facilities to backstop additional borrowing capacity under its commercial paper programs (if available) and/or access the capital markets (if available). The Company intends to use proceeds from debt financing to pay a portion of the purchase price for the Masimo Acquisition. The Company also may from time to time seek to access the capital markets to take advantage of favorable interest rate environments or other market conditions. With respect to the commercial paper and any other notes scheduled to mature during the next twelve months, the Company expects to repay the principal amounts when due using available cash, proceeds from new issuances of commercial paper (if available), drawing on its credit facilities and/or proceeds from other debt issuances. Refer to Note 10 to the accompanying Consolidated Condensed Financial Statements for additional information regarding the classification of commercial paper and other notes scheduled to mature during the next twelve months.
While repatriation of some cash held outside the U.S. may be restricted by local laws, most of the Company’s foreign cash could be repatriated to the U.S. Following enactment of the Tax Cuts and Jobs Act and the associated Transition Tax, in general, repatriation of cash to the U.S. can be completed with no incremental U.S. tax; however, repatriation of cash could subject the Company to non-U.S. taxes on distributions. The cash that the Company’s non-U.S. subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. The income taxes, if any, that would be applicable to the repatriation of such earnings (including basis differences in our foreign subsidiaries) are not readily determinable. As of March 27, 2026, management believes that it has sufficient sources of liquidity to satisfy its cash needs, including its cash needs in the U.S.

CRITICAL ACCOUNTING ESTIMATES
There have been no material changes to the Company’s critical accounting estimates as described in the 2025 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Instruments and Risk Management,” in the Company’s 2025 Annual Report.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, refer to Note 12 in the accompanying Consolidated Condensed Financial Statements and to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Legal Proceedings” in the Company’s 2025 Annual Report.
Consistent with SEC Regulation S-K Item 103, the Company has elected to disclose those environmental proceedings (if any) with a governmental entity as a party where the Company reasonably believes such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1 million or more.

ITEM 1A. RISK FACTORS
The Company is supplementing the risk factors previously disclosed in the Company’s 2025 Annual Report with the following risk factor. Additional information regarding risk factors can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Information Related to Forward-Looking Statements,” in Part I-Item 2 of this Form 10-Q and in Part I-Item 1A of the Company’s 2025 Annual Report.
Military conflicts can adversely affect our business and financial statements.
Military conflicts (such as the conflict in the Middle East and the conflict between Russia and Ukraine) can adversely affect our business and financial statements, including as a result of sanctions, embargoes, economic and geopolitical instability, market volatility, adverse impacts on energy supplies and prices, supply chain disruptions and cost increases, inflationary pressures, capital markets dislocation and increased cyber-attacks. Military conflicts also heighten other risks disclosed in our 2025 Annual Report, any of which can adversely affect our business and financial statements.
Beginning in February 2026 through the date of this Report, military conflict commenced and escalated across multiple countries in the Middle East. The conflict has disrupted energy supplies and supply chains, increased costs for energy and other supplies and created volatility in the capital markets, among other impacts. For a discussion of the impact of the conflict on the Company, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The conflict remains dynamic, the full impact is highly uncertain and protraction or escalation of hostilities may cause the risks noted above to increase or may cause other negative impacts on our business, any of which could adversely affect our business or financial statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the three-month period ended March 27, 2026. For an overview of the Company’s share repurchase programs, refer to Note 13 in the accompanying Consolidated Condensed Financial Statements.
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

DANAHER CORPORATION

Date:	April 20, 2026	By:	/s/ Matthew Gugino
Matthew Gugino
Executive Vice President and Chief Financial Officer

Date:	April 20, 2026	By:	/s/ Christopher M. Bouda
Christopher M. Bouda
Vice President and Chief Accounting Officer