Form 10-Q
period 2026-06-26
DANAHER CORP /DE/
filed 2026-07-21
CIK 313616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2026
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-08089
DANAHER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware		59-1995548
(State of Incorporation)		(I.R.S. Employer Identification Number)

2200 Pennsylvania Avenue, N.W., Suite 800W		20037-1701
Washington,	DC
(Address of Principal Executive Offices)		(Zip Code)
Registrant’s telephone number, including area code: 202-828-0850

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	DHR	New York Stock Exchange
2.100% Senior Notes due 2026	DHR 26	New York Stock Exchange
1.200% Senior Notes due 2027	DHR/27	New York Stock Exchange
0.450% Senior Notes due 2028	DHR/28	New York Stock Exchange
Floating Rate Senior Notes due 2028	DHR 28	New York Stock Exchange
2.500% Senior Notes due 2030	DHR 30	New York Stock Exchange
3.250% Senior Notes due 2030	DHR 30A	New York Stock Exchange
0.750% Senior Notes due 2031	DHR/31	New York Stock Exchange
3.625% Senior Notes due 2034	DHR 34	New York Stock Exchange
4.000% Senior Notes due 2038	DHR 38	New York Stock Exchange
1.350% Senior Notes due 2039	DHR/39	New York Stock Exchange
1.800% Senior Notes due 2049	DHR/49	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The number of shares of common stock outstanding at July 16, 2026 was 702,986,054.

DANAHER CORPORATION
INDEX
FORM 10-Q

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ in millions, except per share amount)
(unaudited)

	June 26, 2026	December 31, 2025
ASSETS
Current assets:
Cash and equivalents	$4,348	$4,615
Trade accounts receivable, less allowance for doubtful accounts of $121 and $114, respectively	3,965	3,913
Inventories:
Finished goods	1,813	1,287
Work in process	537	469
Raw materials	910	733
Total inventories	3,260	2,489
Prepaid expenses and other current assets	1,808	1,739
Total current assets	13,381	12,756
Property, plant and equipment, net of accumulated depreciation of $4,915 and $4,767, respectively	5,825	5,531
Other long-term assets	4,389	4,209
Goodwill	47,414	43,151
Other intangible assets, net	21,358	17,817
Total assets	$92,367	$83,464
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$1,411	$2
Trade accounts payable	1,822	1,844
Accrued expenses and other liabilities	4,872	4,961
Total current liabilities	8,105	6,807
Other long-term liabilities	6,523	5,700
Long-term debt	25,147	18,416
Stockholders’ equity:
Common stock - $0.01 par value, 2.0 billion shares authorized; 888.2 million issued and 702.9 million outstanding as of June 26, 2026; 886.9 million issued and 706.9 million outstanding as of December 31, 2025	9	9
Additional paid-in capital	17,459	17,194
Treasury stock	(12,318)	(11,353)
Retained earnings	48,226	46,891
Accumulated other comprehensive income (loss)	(795)	(207)
Total Danaher stockholders’ equity	52,581	52,534
Noncontrolling interests	11	7
Total stockholders’ equity	52,592	52,541
Total liabilities and stockholders’ equity	$92,367	$83,464
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three-Month Period Ended		Six-Month Period Ended
	June 26, 2026	June 27, 2025	June 26, 2026		June 27, 2025
Sales	$6,265	$5,936	$12,216		$11,677
Cost of sales	(2,654)	(2,413)	(5,014)		(4,643)
Gross profit	3,611	3,523	7,202		7,034
Operating costs:
Selling, general and administrative expenses	(2,072)	(2,360)	(3,932)		(4,218)
Research and development expenses	(412)	(403)	(799)		(782)
Operating profit	1,127	760	2,471		2,034
Nonoperating income (expense):
Other income (expense), net	(3)	(42)	(76)		(121)
Interest expense	(107)	(71)	(170)		(143)
Interest income	61	8	88		14
Earnings before income taxes	1,078	655	2,313		1,784
Income taxes	(208)	(100)	(414)		(275)
Net earnings	$870	$555	$1,899		$1,509
Net earnings per common share:
Basic	$1.23	$0.77	$2.69	(a)	$2.11	(a)
Diluted	$1.23	$0.77	$2.68		$2.10	(a)
Average common stock and common equivalent shares outstanding:
Basic	705.3	716.5	706.6		716.4
Diluted	707.6	719.1	709.4		719.9
(a) Net earnings per common share amounts for the relevant three-month periods do not add to the six-month period amount due to rounding.
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three-Month Period Ended		Six-Month Period Ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Net earnings	$870	$555	$1,899	$1,509
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(149)	1,028	(543)	2,477
Pension and postretirement plan benefit adjustments	—	2	1	3
Cash flow hedge adjustments	(53)	13	(46)	169
Total other comprehensive income (loss), net of income taxes	(202)	1,043	(588)	2,649
Comprehensive income	$668	$1,598	$1,311	$4,158
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ in millions)
(unaudited)

	Three-Month Period Ended		Six-Month Period Ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Common stock:
Balance, beginning and end of period	$9	$9	$9	$9
Additional paid-in capital:
Balance, beginning of period	$17,303	$16,845	$17,194	$16,727
Common stock-based award activity	111	115	220	233
Common stock issued in connection with acquisitions	45	—	45	—
Balance, end of period	$17,459	$16,960	$17,459	$16,960
Treasury stock:
Balance, beginning of period	$(11,407)	$(9,306)	$(11,353)	$(8,163)
Repurchase of common stock, including excise tax	(903)	7	(903)	(1,082)
Common stock-based award activity	(8)	(6)	(62)	(60)
Balance, end of period	$(12,318)	$(9,305)	$(12,318)	$(9,305)
Retained earnings:
Balance, beginning of period	$47,637	$44,913	$46,891	$44,188
Net earnings	870	555	1,899	1,509
Common stock dividends declared	(281)	(229)	(564)	(458)
Balance, end of period	$48,226	$45,239	$48,226	$45,239
Accumulated other comprehensive income (loss):
Balance, beginning of period	$(593)	$(1,612)	$(207)	$(3,218)
Other comprehensive income (loss)	(202)	1,043	(588)	2,649
Balance, end of period	$(795)	$(569)	$(795)	$(569)
Noncontrolling interests:
Balance, beginning of period	$8	$8	$7	$7
Change in noncontrolling interests	3	—	4	1
Balance, end of period	$11	$8	$11	$8
Total stockholders’ equity, end of period	$52,592	$52,342	$52,592	$52,342
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Six-Month Period Ended
	June 26, 2026	June 27, 2025
Cash flows from operating activities:
Net earnings	$1,899	$1,509
Noncash items:
Depreciation	389	366
Amortization of intangible assets	897	836
Amortization of acquisition-related inventory fair value step-up	46	—
Stock-based compensation expense	151	152
Investment losses and pretax gain on sale of product line	84	125
Impairment charges	—	447
Change in trade accounts receivable, net	137	134
Change in inventories	(178)	(248)
Change in trade accounts payable	(79)	(111)
Change in prepaid expenses and other assets	81	(99)
Change in accrued expenses and other liabilities	(571)	(474)
Net cash provided by operating activities	2,856	2,637
Cash flows from investing activities:
Cash paid for acquisitions	(9,843)	—
Payments for additions to property, plant and equipment	(506)	(493)
Proceeds from sales of property, plant and equipment	—	10
Payments for purchases of investments	(67)	(50)
Proceeds from sales of investments	—	10
Proceeds from sale of product line	—	9
All other investing activities	20	14
Total cash used in investing activities	(10,396)	(500)
Cash flows from financing activities:
(Payments for) proceeds from the issuance of common stock in connection with stock-based compensation, net	(1)	14
Payment of dividends	(509)	(423)
Net proceeds from (repayments of) borrowings (maturities of 90 days or less)	3,673	(1)
Borrowings (maturities longer than 90 days)	6,555	4
Repayments of borrowings (maturities longer than 90 days)	(1,434)	—
Payments for repurchase of common stock	(894)	(1,078)
All other financing activities	(71)	(18)
Total cash provided by (used in) financing activities	7,319	(1,502)
Effect of exchange rate changes on cash and equivalents	(46)	244
Net change in cash and equivalents	(267)	879
Beginning balance of cash and equivalents	4,615	2,078
Ending balance of cash and equivalents	$4,348	$2,957
Supplemental disclosures:
Cash interest payments	$136	$149
Cash income tax payments	541	531
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
In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 26, 2026 and December 31, 2025, its results of operations for the three and six-month periods ended June 26, 2026 and June 27, 2025 and its cash flows for each of the six-month periods then ended.
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
In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging and Revenue from Contracts with Customers. The derivative scope refinement portion of the ASU excludes from derivative accounting non-exchange-traded contracts with underlyings that are based on operations or activities specific to one of the parties to the contract. The ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within those annual reporting periods. The Company is assessing the impact of the ASU on its consolidated financial statements and related disclosures.
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
In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations. The ASU establishes guidance on the recognition, measurement, presentation and disclosure of environmental credits and environmental credit obligations. The ASU is effective for annual reporting periods beginning after December 15, 2027 and interim periods within those fiscal years. The Company is assessing the impact of the ASU on its consolidated financial statements and related disclosures.
Prepaid Expenses and Other Current Assets—Prepaid expenses and other current assets primarily result from advance payments to vendors for goods and services, which are capitalized until the related goods are received or services are performed, and advance payments to tax authorities. The Company’s prepaid expenses and other current assets balances as of June 26, 2026 and December 31, 2025 were primarily comprised of prepaid expenses of $696 million and $668 million, respectively, and taxes receivable for income and other taxes of $998 million and $989 million, respectively.
Long-term Tax Liabilities—Long-term tax liabilities primarily result from income taxes payable and deferred tax liabilities and are included within other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets. The Company’s long-term tax liability balance as of June 26, 2026 and December 31, 2025 was approximately $3.9 billion and $3.0 billion, respectively.
Operating Leases—As of both June 26, 2026 and December 31, 2025, operating lease right-of-use assets where the Company was the lessee were approximately $1.2 billion and are included within other long-term assets in the accompanying Consolidated Condensed Balance Sheets.  The associated operating lease liabilities were approximately $1.3 billion as of both June 26, 2026 and December 31, 2025 and are included in accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets.

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
The Company is continuing to evaluate certain pre-acquisition contingencies including property, plant and equipment, acquired intangible assets, certain acquisition-related liabilities and legal contingencies associated with the acquisition of Masimo Corporation (“Masimo”) and is also in the process of obtaining valuations of certain acquisition-related assets and liabilities in connection with the acquisition. The Company will make appropriate adjustments to the purchase price allocations, if any, prior to completion of the measurement periods, as required. Refer to Note 12 for additional information related to legal contingencies from the acquisition.
On June 10, 2026, the Company acquired Masimo by acquiring all of the outstanding shares of Masimo’s common stock for a cash purchase price of approximately $9.8 billion, or $180.00 per share, net of cash acquired (the “Masimo Acquisition”). Masimo develops and produces monitoring technologies, which include innovative measurements, sensors and patient monitors, serving primarily healthcare customers and is now part of the Company’s Diagnostics segment. Masimo generated revenues of approximately $1.5 billion in 2025. The acquisition of Masimo has provided, and is expected to provide, additional sales and earnings opportunities for the Company by expanding product line diversity, including new product offerings supporting acute care settings. The Company financed the Masimo Acquisition using cash on hand and proceeds from the issuance of long-term debt and commercial paper. The Company preliminarily recorded approximately $5.0 billion of goodwill related to the Masimo Acquisition.

The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition ($ in millions):

Trade accounts receivable	$232
Inventories	667
Property, plant and equipment	355
Goodwill	4,960
Other intangible assets, primarily technology, customer relationships and trade names	4,844
Trade accounts payable	(77)
Deferred tax liabilities	(1,088)
Other assets and liabilities, net	(5)
Net assets acquired	9,888
Less non-cash consideration	(45)
Net cash consideration	$9,843
In connection with the acquisition, the Company replaced unvested restricted stock held by Masimo employees with Danaher restricted stock. Of the total fair value, $45 million was attributable to pre-acquisition service and was included in the purchase price. Transaction costs related to the Masimo Acquisition were $34 million and $51 million for the three and six-month periods ended June 26, 2026, respectively. The Company’s earnings for the three and six-month periods ended June 26, 2026 also reflect the pretax impact of $74 million of nonrecurring acquisition date fair value adjustments to inventory, the settlement of pre-acquisition share-based payment awards and change-in-control payments.
Pro Forma Financial Information
The unaudited pro forma information for the periods set forth below gives effect to the Masimo Acquisition as if it had occurred as of the beginning of the comparable prior annual reporting period, including the results from operations for the acquired business as well as the impact of assumed financing of the transaction and the impact of the purchase price allocation (including the amortization of acquired intangible assets). The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time ($ in millions, except per share amounts):

	Three-Month Period Ended		Six-Month Period Ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Sales	$6,511	$6,307	$12,866	$12,420
Net earnings	900	372	1,878	1,131
Diluted net earnings per common share	1.27	0.52	2.65	1.57
The three and six-month periods ended June 26, 2026 unaudited pro forma net earnings set forth above were adjusted to exclude the pretax impact of $74 million of nonrecurring acquisition date fair value adjustments to inventory, the settlement of pre-acquisition share-based payment awards and change-in-control payments, in each case related to the Masimo Acquisition, reflecting these second quarter 2026 charges as if the acquisition had occurred as of January 1, 2025. The six-month period ended June 27, 2025 unaudited pro forma net earnings were adjusted to include the impact of these items. In addition, acquisition-related transaction costs of $34 million and $51 million for the three and six-month periods ended June 26, 2026, respectively, were excluded from pro forma net earnings.

NOTE 3. NET EARNINGS PER COMMON SHARE
Basic net earnings per common share (“EPS”) is calculated by taking net earnings divided by the weighted average number of common shares outstanding for the applicable period. Diluted net EPS is computed by taking net earnings increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased with the proceeds from the issuance of the potentially dilutive shares. For the three-month periods ended June 26, 2026 and June 27, 2025, approximately 9.0 million and 8.3 million options to purchase shares, respectively, and for the six-month periods ended June 26, 2026 and June 27, 2025, approximately 7.0 million and 6.8 million options to purchase shares, respectively, were excluded from the diluted EPS calculation, as the impact of their inclusion would have been anti-dilutive. Basic and diluted EPS are computed independently for each quarter and year-to-date period, and each period involves the use of different weighted average share count figures. As a result, and after factoring in the effect of rounding to the nearest cent per share, the sum of prior quarterly EPS figures may not equal year-to-date EPS.

Information related to the calculation of net earnings per common share is summarized as follows ($ and shares in millions, except per share amounts):

	Three-Month Period Ended		Six-Month Period Ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Numerator:
Net earnings	$870	$555	$1,899	$1,509

Denominator:
Weighted average common shares outstanding used in Basic EPS	705.3	716.5	706.6	716.4
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive restricted stock units (“RSUs”) and performance stock units (“PSUs”)	2.3	2.6	2.8	3.5
Weighted average common shares outstanding used in Diluted EPS	707.6	719.1	709.4	719.9

Basic EPS	$1.23	$0.77	$2.69	$2.11
Diluted EPS	$1.23	$0.77	$2.68	$2.10

NOTE 4. REVENUE
The following tables present the Company’s revenues disaggregated by geographical region and revenue type for the three and six-month periods ended June 26, 2026 and June 27, 2025 ($ in millions). Sales taxes and other usage-based taxes collected from customers are excluded from revenue.

	Biotechnology	Life Sciences	Diagnostics	Total
For the Three-Month Period Ended June 26, 2026:
Geographical region:
North America(a)	$583	$759	$1,132	$2,474
Western Europe	689	421	430	1,540
Other developed markets(b)	74	126	93	293
High-growth markets(c)	574	573	811	1,958
Total	$1,920	$1,879	$2,466	$6,265

Revenue type:
Recurring	$1,722	$1,268	$2,210	$5,200
Nonrecurring	198	611	256	1,065
Total	$1,920	$1,879	$2,466	$6,265

For the Three-Month Period Ended June 27, 2025:
Geographical region:
North America(a)	$612	$762	$1,064	$2,438
Western Europe	708	394	405	1,507
Other developed markets(b)	82	118	94	294
High-growth markets(c)	448	503	746	1,697
Total	$1,850	$1,777	$2,309	$5,936

Revenue type:
Recurring	$1,694	$1,214	$2,062	$4,970
Nonrecurring	156	563	247	966
Total	$1,850	$1,777	$2,309	$5,936

	Biotechnology	Life Sciences	Diagnostics	Total
For the Six-Month Period Ended June 26, 2026:
Geographical region:
North America(a)	$1,107	$1,448	$2,397	$4,952
Western Europe	1,415	829	861	3,105
Other developed markets(b)	131	267	179	577
High-growth markets(c)	1,064	1,072	1,446	3,582
Total	$3,717	$3,616	$4,883	$12,216

Revenue type:
Recurring	$3,364	$2,471	$4,396	$10,231
Nonrecurring	353	1,145	487	1,985
Total	$3,717	$3,616	$4,883	$12,216

For the Six-Month Period Ended June 27, 2025:
Geographical region:
North America(a)	$1,155	$1,483	$2,382	$5,020
Western Europe	1,274	772	805	2,851
Other developed markets(b)	146	241	185	572
High-growth markets(c)	887	961	1,386	3,234
Total	$3,462	$3,457	$4,758	$11,677

Revenue type:
Recurring	$3,151	$2,350	$4,285	$9,786
Nonrecurring	311	1,107	473	1,891
Total	$3,462	$3,457	$4,758	$11,677
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
The Company makes and sells products and services that support life sciences research, biopharmaceutical drug production and medical diagnostics. The Company sells equipment to customers as well as consumables, software and services, some of which customers purchase on a recurring basis. Consumables sold for use with the equipment sold by the Company are typically critical to the use of the equipment and are typically used on a one-time or limited basis, requiring frequent replacement in the customer’s operating cycle. Examples of these consumables include reagents and sensors used in diagnostic tests and monitoring, chromatography resins used for research and bioprocessing and filters used in filtration, separation and purification processes. Additionally, some of the Company’s consumables are used on a standalone basis, such as custom nucleic acids, genomics solutions, antibodies and immunoassays. The Company separates its goods and services between those typically sold to a customer on a recurring basis and those typically sold to a customer on a nonrecurring basis. Recurring revenue includes revenue from consumables (both used with Company equipment and used on a standalone basis), services and operating-type leases (“OTLs”). Nonrecurring revenue includes sales of equipment and sales-type leases (“STLs”). OTLs and STLs are included in the above revenue amounts. For the three-month periods ended June 26, 2026 and June 27, 2025, lease revenue was $128 million and $117 million, respectively. For the six-month periods ended June 26, 2026 and June 27, 2025, lease revenue was $271 million and $231 million, respectively.
Remaining performance obligations related to Topic 606, Revenue from Contracts with Customers, represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period. As of June 26, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $7.5 billion. The Company expects to recognize revenue on approximately 41% of the remaining performance obligations over the next 12 months, 26% over the subsequent 12 months, and the remainder recognized thereafter.

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
The Company often receives cash payments from customers in advance of the Company’s performance, resulting in contract liabilities that are classified as either current or long-term in the accompanying Consolidated Condensed Balance Sheets based on the timing of when the Company expects to recognize revenue. As of June 26, 2026 and December 31, 2025, contract liabilities were approximately $1.7 billion and $1.6 billion, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets. The increase in the contract liability balance during the six-month period ended June 26, 2026 was primarily a result of cash payments received in advance of satisfying performance obligations and the Masimo Acquisition, partially offset by amounts recognized as revenue. Revenue recognized during the six-month periods ended June 26, 2026 and June 27, 2025 that was included in the contract liability balance on December 31, 2025 and December 31, 2024 was $804 million and $769 million, respectively.

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
The table below reconciles segment sales to segment operating profit with the expense categories presented reflecting the expenses that the Company has determined to be significant segment expenses. Significant segment expenses are the expense category details regularly provided to the CODM to allocate resources to the segments and to evaluate segment performance. Detailed segment data for the three and six-month periods ended June 26, 2026 and June 27, 2025 is as follows ($ in millions):

	Biotechnology	Life Sciences	Diagnostics	Total Reportable Segments	Other(a)	Total
For the Three-Month Period Ended June 26, 2026:
Sales	$1,920	$1,879	$2,466	$6,265	$—	$6,265
Less:
Depreciation	(40)	(48)	(107)	(195)	(1)	(196)
Amortization of intangible assets	(231)	(151)	(81)	(463)	—	(463)
Other segment items(c)	(1,093)	(1,436)	(1,862)	(4,391)	(88)	(4,479)
Operating profit	$556	$244	$416	$1,216	$(89)	$1,127

For the Three-Month Period Ended June 27, 2025:
Sales	$1,850	$1,777	$2,309	$5,936	$—	$5,936
Less:
Depreciation	(38)	(45)	(100)	(183)	(2)	(185)
Amortization of intangible assets	(228)	(150)	(48)	(426)	—	(426)
Impairments(b)	—	(432)	—	(432)	—	(432)
Other segment items(c)	(1,053)	(1,389)	(1,607)	(4,049)	(84)	(4,133)
Operating profit (loss)	$531	$(239)	$554	$846	$(86)	$760

	Biotechnology	Life Sciences	Diagnostics	Total Reportable Segments	Other(a)	Total
For the Six-Month Period Ended June 26, 2026:
Sales	$3,717	$3,616	$4,883	$12,216	$—	$12,216
Less:
Depreciation	(80)	(96)	(209)	(385)	(4)	(389)
Amortization of intangible assets	(465)	(303)	(129)	(897)	—	(897)
Other segment items(c)	(2,082)	(2,748)	(3,455)	(8,285)	(174)	(8,459)
Operating profit	$1,090	$469	$1,090	$2,649	$(178)	$2,471

For the Six-Month Period Ended June 27, 2025:
Sales	$3,462	$3,457	$4,758	$11,677	$—	$11,677
Less:
Depreciation	(72)	(90)	(200)	(362)	(4)	(366)
Amortization of intangible assets	(441)	(299)	(96)	(836)	—	(836)
Impairments(b)	(15)	(432)	—	(447)	—	(447)
Other segment items(c)	(1,962)	(2,674)	(3,190)	(7,826)	(168)	(7,994)
Operating profit (loss)	$972	$(38)	$1,272	$2,206	$(172)	$2,034
(a) Other consists of unallocated corporate costs and other costs not considered part of management’s evaluation of reportable segment operating performance.
(b) For information on the impairments, refer to Note 8.
(c) Other segment items for each reportable segment include cost of sales, selling, general and administrative (“SG&A”) expenses and research and development (“R&D”) expenses, excluding in each case depreciation, amortization of intangible assets and impairments. Included within these categories of expenses are overhead expenses, stock compensation expense, restructuring charges and allocated corporate expenses.
The following table presents identifiable assets as of June 26, 2026 and December 31, 2025 ($ in millions):

	June 26, 2026	December 31, 2025
Biotechnology	$36,009	$37,337
Life Sciences	22,593	23,112
Diagnostics	25,731	14,748
Other	8,034	8,267
Total	$92,367	$83,464
The following table presents capital expenditures, gross for the three and six-month periods ended June 26, 2026 and June 27, 2025 ($ in millions):

	Three-Month Period Ended		Six-Month Period Ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Biotechnology	$66	$80	$130	$161
Life Sciences	38	41	65	89
Diagnostics	164	125	308	240
Other	1	2	3	3
Total	$269	$248	$506	$493

NOTE 6. INCOME TAXES
The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended		Six-Month Period Ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Effective tax rate	19.3%	15.3%	17.9%	15.4%
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
For the three-month period ended June 26, 2026, net discrete tax charges of $21 million increased the effective tax rate by 1.9% and related primarily to changes in estimates associated with prior period uncertain tax positions, partially offset by benefits from the release of reserves for uncertain tax positions resulting from audit settlements.
For the three-month period ended June 27, 2025, the effective tax rate was reduced by the tax effect from an intangible asset impairment in a jurisdiction with a higher statutory tax rate than the Company’s effective tax rate, partially offset by changes in uncertain tax positions. The net impact reduced the effective tax rate by 1.4%.
For the six-month period ended June 26, 2026, net discrete tax charges of $21 million increased the effective tax rate by 0.9% and related primarily to changes in estimates associated with prior period uncertain tax positions, partially offset by benefits from the release of reserves for uncertain tax positions resulting from audit settlements and expiration of statutes of limitations.
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

NOTE 7. OTHER INCOME (EXPENSE), NET
The following sets forth the components of the Company’s other income (expense), net ($ in millions):

	Three-Month Period Ended		Six-Month Period Ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Other components of net periodic benefit costs	$4	$2	$8	$4
Investment gains (losses):
Realized investment gains (losses)	—	(6)	(76)	(72)
Unrealized investment gains (losses)	(7)	(38)	(8)	(62)
Total investment gains (losses)	(7)	(44)	(84)	(134)
Gain on sale of product line	—	—	—	9
Total other income (expense), net	$(3)	$(42)	$(76)	$(121)

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

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS
The following is a rollforward of the Company’s goodwill ($ in millions):

Balance, December 31, 2025	$43,151
Attributable to the 2026 acquisition	4,960
Foreign currency translation and other	(697)
Balance, June 26, 2026	$47,414
The carrying value of goodwill by segment is summarized as follows ($ in millions):

	June 26, 2026	December 31, 2025
Biotechnology	$22,725	$23,313
Life Sciences	12,783	12,856
Diagnostics	11,906	6,982
Total	$47,414	$43,151
The Company has not identified any “triggering” events which indicate an impairment of goodwill in the second quarter of 2026. The Company has not identified any impairment triggers that resulted in impairments of intangible assets in the second quarter of 2026. The Company will continue to review goodwill and other intangible assets for impairment when events or changes in circumstances, including evolving market conditions and regulatory environment, indicate related carrying amounts may not be recoverable.
During the second quarter of 2025, the Company decided to reorganize and integrate certain businesses within its Life Sciences segment to better serve the Company’s customers in new market segments and to respond to current market conditions. As a result of these plans, the Company concluded that an indefinite-lived trade name within the genomics consumables business was no longer considered to be indefinite-lived, resulting in an impairment indicator. The Company engaged a third-party valuation specialist to assist in the valuation of the trade name using a relief from royalty method of valuation. The significant assumptions in the relief from royalty method include, but were not limited to, revenue, revenue growth rates, planned use of the trade name, royalty rates and discount rates. The Company recorded a noncash impairment charge of $432 million pretax ($328 million after-tax) related to the trade name for both the three and six-months ended June 27, 2025, which is included in selling, general and administrative expenses in the accompanying Consolidated Condensed Statement of Earnings. The amount of the impairment was primarily attributable to the conclusion that the trade name was no longer indefinite-lived, as well as, by current lower levels of demand in the genomics market, including at emerging biotechnology customers and at two large customers. After recognition of the impairment, the remaining net book value of the trade name was $76 million as of June 27, 2025 and is being amortized over the asset’s remaining useful life. The Company continues to monitor for any changes to the business performance or key assumptions.
In connection with the trade name impairment, the Company also tested the related long-lived asset group and the related reporting unit goodwill for impairment as of June 27, 2025, and in both cases the Company identified no impairment.
The reorganization of the Life Sciences segment resulted in a change to the businesses included in two of the Company’s five reporting units for goodwill beginning at the start of the third quarter of 2025. The Company used the relative fair value method to reallocate goodwill between the impacted reporting units within the Life Sciences segment. The Company performed the quantitative goodwill impairment analysis immediately prior to and following the change in the reporting units. As of the date of the 2025 impairment tests, the carrying value of the goodwill included in each individual reporting unit ranged from approximately $1.2 billion to $23.1 billion for both the previous reporting units and for the current reporting units (after the changes within Life Sciences). No impairments of goodwill were identified in either of the impairment evaluations before or immediately after the change in reporting units. The factors used by management in its impairment analysis are inherently subject to uncertainty. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may not be recoverable and a charge would need to be taken against net earnings.
During the six-month period ended June 27, 2025, the Company recorded a $15 million impairment related to a facility in the Biotechnology segment, which was recorded in cost of sales in the accompanying Consolidated Condensed Statement of Earnings.

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
A summary of financial assets that are measured at fair value on a recurring basis were as follows ($ in millions):

	Balance		Quoted Prices in Active Market (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	June 26, 2026	December 31, 2025	June 26, 2026	December 31, 2025	June 26, 2026	December 31, 2025	June 26, 2026	December 31, 2025
Assets:
Investment in equity securities	$217	$165	$73	$—	$—	$—	$—	$—
Cross-currency swap derivative contracts	194	150	—	—	194	150	—	—
Liabilities:
Cross-currency swap derivative contracts	13	42	—	—	13	42	—	—
The Company’s investments in equity securities consist of investments in publicly traded equity securities and non-marketable equity securities, which the Company estimates the fair value of using the Fair Value Alternative. The publicly traded securities are classified as Level 1 in the fair value hierarchy as they are measured based on quotes in active markets. The Company’s investments in non-marketable equity securities are not classified in the fair value hierarchy due to the use of the Fair Value Alternative method. Additionally, the Company is a limited partner in partnerships that invest primarily in early-stage companies. While the partnerships record these investments at fair value, the Company’s investments in the partnerships are accounted for under the equity method of accounting and are not subject to the fair value measurement disclosures noted above. As of both June 26, 2026 and December 31, 2025, the Company’s equity method investments included investments in partnerships with a carrying value of approximately $1.4 billion. Refer to Note 7 for additional information on gains and losses on the Company’s investments including investments in the partnerships.

The cross-currency swap derivative contracts are classified as Level 2 in the fair value hierarchy as they are measured using the income approach with the relevant interest rates and current currency exchange rates and forward curves as inputs. Refer to Note 11 for additional information.
Fair Value of Other Financial Instruments
The carrying amounts and fair values of the Company’s other financial instruments were as follows ($ in millions):

	June 26, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt obligations:
Notes payable and current portion of long-term debt	$1,411	$1,410	$2	$2
Long-term debt	25,147	22,994	18,416	16,042
As of June 26, 2026 and December 31, 2025, short and long-term borrowings were categorized as Level 1. The fair value of long-term borrowings was based on quoted market prices. The difference between the fair value and the carrying amounts of long-term borrowings is attributable to changes in market interest rates and/or the Company’s credit ratings subsequent to the incurrence of the borrowing. The fair values of borrowings with original maturities of one year or less, as well as cash and cash equivalents, trade accounts receivable, net and trade accounts payable generally approximate their carrying amounts due to the short-term maturities of these instruments.

NOTE 10. FINANCING
As of June 26, 2026, the Company was in compliance with all of its debt covenants. The components of the Company’s debt were as follows ($ in millions):

	Outstanding Amount
Description and Aggregate Principal Amount	June 26, 2026	December 31, 2025
Euro-denominated commercial paper (€4.1 billion and €933 million, respectively)(a)	$4,703	$1,097
0.2% senior unsecured notes due 3/18/2026 (€1.3 billion) (the “2026 Biopharma Euronotes”)(b)	—	1,469
2.1% senior unsecured notes due 9/30/2026 (€800 million) (the “2026 Euronotes”)(c)	912	940
0.4773% senior unsecured notes due 4/9/2027 (CHF 250 million) (the “2027 CHF Notes”)(f)	308	315
0.3% senior unsecured notes due 5/11/2027 (¥30.8 billion) (the “2027 Yen Notes”)(d)	190	196
1.2% senior unsecured notes due 6/30/2027 (€600 million) (the “2027 Euronotes”)(e)	683	704
0.45% senior unsecured notes due 3/18/2028 (€1.3 billion) (the “2028 Biopharma Euronotes”)(b)	1,421	1,466
Floating rate senior unsecured notes due 4/29/2028 (€500 million) (the “2028 Floating Rate Notes”)(c)	567	—
1.125% senior unsecured bonds due 12/08/2028 (CHF 210 million) (the “2028 CHF Bonds”)(f)	261	267
0.8875% senior unsecured notes due 10/10/2029 (CHF 325 million) (the “2029 CHF Notes”)(f)	400	409
2.6% senior unsecured notes due 11/15/2029 ($800 million) (the “2029 Biopharma Notes”)(b)	798	798
2.5% senior unsecured notes due 3/30/2030 (€800 million) (the “2030 Euronotes”)(c)	911	940
3.250% senior unsecured notes due 4/29/2030 (€750 million) (the “2030 Euronotes II”)(c)	849	—
1.65% senior unsecured notes due 6/3/2031 (CHF 120 million) (the “2031 CHF Notes”)(g)	147	—
0.75% senior unsecured notes due 9/18/2031 (€1.8 billion) (the “2031 Biopharma Euronotes”)(b)	1,987	2,050
0.65% senior unsecured notes due 5/11/2032 (¥53.2 billion) (the “2032 Yen Notes”)(d)	328	339

	Outstanding Amount
Description and Aggregate Principal Amount	June 26, 2026	December 31, 2025
1.88% senior unsecured notes due 6/3/2033 (CHF 137 million) (the “2033 CHF Notes II”)(g)	169	—
1.265% senior unsecured notes due 10/10/2033 (CHF 325 million) (the “2033 CHF Notes”)(f)	400	408
3.625% senior unsecured notes due 4/29/2034 (€750 million) (the “2034 Euronotes”)(c)	848	—
2.10% senior unsecured notes due 6/3/2036 (CHF 221 million) (the “2036 CHF Notes”)(g)	272	—
1.6249% senior unsecured notes due 10/9/2037 (CHF 225 million) (the “2037 CHF Notes”)(f)	276	282
4.000% senior unsecured notes due 4/29/2038 (€1.0 billion) the (“2038 Euronotes”)(c)	1,130	—
2.25% senior unsecured notes due 6/3/2038 (CHF 373 million) (the “2038 CHF Notes”)(g)	457	—
1.35% senior unsecured notes due 9/18/2039 (€1.3 billion) (the “2039 Biopharma Euronotes”)(b)	1,410	1,456
3.25% senior unsecured notes due 11/15/2039 ($900 million) (the “2039 Biopharma Notes”)(b)	892	892
2.38% senior unsecured notes due 6/3/2041 (CHF 648 million) (the “2041 CHF Notes”)(g)	795	—
4.375% senior unsecured notes due 9/15/2045 ($500 million) (the “2045 U.S. Notes”)(c)	500	500
1.94% senior unsecured notes due 10/10/2045 (CHF 125 million) (the “2045 CHF Notes”)(f)	153	157
2.51% senior unsecured notes due 6/3/2046 (CHF 502 million) (the “2046 CHF Notes”)(g)	616	—
1.8% senior unsecured notes due 9/18/2049 (€750 million) (the “2049 Biopharma Euronotes”)(b)	845	873
3.4% senior unsecured notes due 11/15/2049 ($900 million) (the “2049 Biopharma Notes”)(b)	891	891
2.6% senior unsecured notes due 10/01/2050 ($1.0 billion) (the “2050 U.S. Notes”)(c)	983	983
2.8% senior unsecured notes due 12/10/2051 ($1.0 billion) (the “2051 U.S. Notes”)(c)	986	985
2.50% senior unsecured notes due 6/3/2056 (CHF 382 million) (the “2056 CHF Notes”)(g)	469	—
Other	1	1
Total debt	26,558	18,418
Less: currently payable	(1,411)	(2)
Long-term debt	$25,147	$18,416
(a) Issued by Danaher Corporation or DH Europe Finance II S.a.r.l. (“Danaher International II”).
(b) Issued by Danaher International II.
(c) Issued by Danaher Corporation.
(d) Issued by DH Japan Finance S.a.r.l. (“Danaher Japan”).
(e) Issued by DH Europe Finance S.a.r.l. (“Danaher International”).
(f) Issued by DH Switzerland Finance S.a.r.l. (“Danaher Switzerland”).
(g) Issued by DH Masi Finance Inc. (“Danaher Masi”).
Debt discounts, premiums and debt issuance costs totaled $130 million and $93 million as of June 26, 2026 and December 31, 2025, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of debt table above. For additional details regarding the Company’s debt financing, refer to Note 13 of the Company’s financial statements as of and for the year ended December 31, 2025 included in the Company’s 2025 Annual Report.

The Company has historically satisfied short-term liquidity needs that are not met through operating cash flow and available cash primarily through issuances of commercial paper under its U.S. dollar and euro-denominated commercial paper programs. The Company’s $5.0 billion unsecured, multi-year revolving credit facility with a syndicate of banks that expires on August 11, 2028 (the “Credit Facility”) is available for direct borrowings and provides credit support for the commercial paper programs. For a description of the Credit Facility, refer to the Company’s 2025 Annual Report. As of June 26, 2026, no borrowings were outstanding under the Credit Facility. As of June 26, 2026, the Company has classified approximately $4.7 billion of its borrowings outstanding under the euro-denominated commercial paper programs as long-term debt in the accompanying Consolidated Condensed Balance Sheet (even though such borrowings are scheduled to mature within one year of June 26, 2026) as the Company had the intent and ability, as supported by availability under the Credit Facility, to refinance these borrowings for at least one year from the balance sheet date. The classification of the Company’s debt is based upon the Company’s refinancing intent, which considers current market conditions, expected liquidity and availability and needs in light of current business operations and upcoming acquisitions.
As of June 26, 2026, borrowings outstanding under the Company’s euro-denominated commercial paper program had a weighted average annual interest rate of 2.5% and a weighted average remaining maturity of approximately 79 days. There were no borrowings outstanding under the U.S. dollar-denominated commercial paper program as of June 26, 2026.
364-Day Credit Facility
On April 16, 2026, the Company entered into a $5.0 billion 364-day unsecured revolving credit facility (the “364-Day Facility”) with a syndicate of lenders that expires on April 15, 2027 (the “Scheduled Termination Date”). The Company used the 364-Day Facility to provide additional liquidity support for issuances under its commercial paper programs, and used proceeds of such issuances of commercial paper to fund a portion of the purchase price for the Masimo Acquisition.
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
The Company’s obligations under the 364-Day Facility are unsecured. The Company has unconditionally and irrevocably guaranteed the obligations of each of its subsidiaries in the event a subsidiary is named a borrower under the 364-Day Facility. The 364-Day Facility contains customary representations, warranties, conditions precedent, events of default, indemnities and affirmative and negative covenants. The 364-Day Facility requires the Company to maintain a Consolidated Leverage Ratio (as defined in the 364-Day Facility) of 0.65 to 1.00 or less. Borrowings under the 364-Day Facility are prepayable at the Company’s option at any time in whole or in part without premium or penalty. The 364-Day Facility is available for liquidity support for Danaher’s commercial paper programs, as discussed above, and for general corporate purposes. There were no borrowings outstanding under the 364-Day Facility as of June 26, 2026.
Long-Term Debt Repayments
On March 18, 2026, the Company repaid the €1.3 billion aggregate principal amount of the 2026 Biopharma Euronotes upon their maturity using available cash and proceeds from the issuance of commercial paper.
Debt Issuances
On April 23, 2026, Danaher Corporation, completed a public offering of Euro-denominated notes due 2028, 2030, 2034, and 2038 (collectively the “Masimo Financing Euronotes”).
On June 3, 2026, Danaher Masi, a wholly-owned finance subsidiary of the Company, completed a private placement of Swiss franc-denominated notes due 2031, 2033, 2036, 2038, 2041, 2046 and 2056 (collectively the “Masimo Financing CHF Notes”).

The following summarizes the key terms of the offerings in aggregate:

	Aggregate Principal Amount (in millions)	Stated Annual Interest Rate	Maturity Date	Issue Price (as % of Principal Amount)
2028 Floating Rate Notes	€500	Floating Rate	April 29, 2028	100.000%
2030 Euronotes II	750	3.250%	April 29, 2030	99.934%
2034 Euronotes	750	3.625%	April 29, 2034	99.918%
2038 Euronotes	1,000	4.000%	April 29, 2038	99.953%
Total Masimo Financing Euronotes	€3,000

2031 CHF Notes	CHF 120	1.65%	June 3, 2031	100.000%
2033 CHF Notes II	137	1.88%	June 3, 2033	100.000%
2036 CHF Notes	221	2.10%	June 3, 2036	100.000%
2038 CHF Notes	373	2.25%	June 3, 2038	100.000%
2041 CHF Notes	648	2.38%	June 3, 2041	100.000%
2046 CHF Notes	502	2.51%	June 3, 2046	100.000%
2056 CHF Notes	382	2.50%	June 3, 2056	100.000%
Total Masimo Financing CHF Notes	CHF 2,383
The Company received net proceeds from the Masimo Financing Euronotes, after underwriting discounts and commissions and offering expenses, of approximately €3.0 billion (approximately $3.5 billion based on currency exchange rates as of the date of the pricing of the Masimo Financing Euronotes). The Company received net proceeds from the Masimo Financing CHF Notes, after underwriting discounts and commissions and offering expenses of approximately CHF 2.4 billion (approximately $3.0 billion based on currency exchange rates as of the date of the pricing of the Masimo Financing CHF Notes). The proceeds from the issuances have been and will be used for the Masimo Acquisition and general corporate purposes, which may include share repurchases, repayment of debt, acquisitions, capital expenditures or other investing activities.
Guarantors of Debt
Danaher Corporation has guaranteed long-term debt and commercial paper issued by certain of its wholly-owned finance subsidiaries: Danaher International, Danaher International II, Danaher Switzerland, Danaher Japan and Danaher Masi. All of the outstanding and future securities issued by each of these entities are or will be fully and unconditionally guaranteed by Danaher Corporation and these guarantees rank on parity with Danaher Corporation’s unsecured and unsubordinated indebtedness.

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
The Company has also issued foreign currency denominated long-term debt as partial hedges of its net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the euro, Japanese yen and Swiss franc. These debt issuances are designated and qualify as nonderivative hedging instruments. Accordingly, the foreign currency translation of these debt instruments is recorded in accumulated OCI, offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated OCI. These instruments mature on dates ranging from June 2026 to October 2045.
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
The following table summarizes the notional values as of June 26, 2026 and June 27, 2025 and pretax impact of changes in the fair values of instruments designated as net investment hedges and cash flow hedges in accumulated OCI for the three and six-month periods ended June 26, 2026 and June 27, 2025 ($ in millions):

	Original Notional Amount	Notional Amount Outstanding	Gain (Loss) Recognized in OCI	Amounts Reclassified from OCI
For the Three-Month Period Ended June 26, 2026:
Net investment hedges:
Cross-currency contracts	$3,875	$2,500	$(5)	$—
Foreign currency denominated debt	12,919	12,919	230	—
Cash flow hedges:
Cross-currency contracts	4,000	2,600	(25)	(29)
Interest rate swaps	1,600	—	—	1
Total	$22,394	$18,019	$200	$(28)

For the Three-Month Period Ended June 27, 2025:
Net investment hedges:
Cross-currency contracts	$3,875	$3,000	$(202)	$—
Foreign currency denominated debt	4,509	4,509	(290)	—
Cash flow hedges:
Cross-currency contracts	4,000	2,600	(200)	213
Interest rate swaps	1,600	—	—	—
Total	$13,984	$10,109	$(692)	$213

For the Six-Month Period Ended June 26, 2026:
Net investment hedges:
Cross-currency contracts	$3,875	$2,500	$40	$—
Foreign currency denominated debt	12,919	12,919	323	—
Cash flow hedges:
Cross-currency contracts	4,000	2,600	33	(81)
Interest rate swaps	1,600	—	—	2
Total	$22,394	$18,019	$396	$(79)

For the Six-Month Period Ended June 27, 2025:
Net investment hedges:
Cross-currency contracts	$3,875	$3,000	$(256)	$—
Foreign currency denominated debt	4,509	4,509	(426)	—
Cash flow hedges:
Cross-currency contracts	4,000	2,600	(161)	329
Interest rate swaps	1,600	—	—	1
Total	$13,984	$10,109	$(843)	$330

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
The Company did not reclassify any other deferred gains or losses related to net investment hedges or cash flow hedges from accumulated OCI to earnings during the three and six-month periods ended June 26, 2026 and June 27, 2025. In addition, the Company did not have any ineffectiveness related to net investment hedges or cash flow hedges during the three and six-month periods ended June 26, 2026 and June 27, 2025. Should any ineffectiveness arise, any ineffective portions of the hedges would be reclassified from accumulated OCI into earnings during the period of change. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in all other investing activities in the accompanying Consolidated Condensed Statements of Cash Flows. The cash inflows and outflows associated with the Company’s derivative contracts designated as cash flow hedges are classified in cash flows from operating activities in the accompanying Consolidated Condensed Statements of Cash Flows.
The Company’s derivative instruments, as well as its nonderivative debt instruments designated and qualifying as net investment hedges, were classified in the Company’s Consolidated Condensed Balance Sheets as follows ($ in millions):

	June 26, 2026	December 31, 2025
Derivative assets:
Other long-term assets	$194	$150

Derivative liabilities:
Accrued expenses and other liabilities	13	42

Nonderivative hedging instruments:
Notes payable and current portion of long-term debt	1,410	—
Long-term debt	11,509	6,054
Amounts related to the Company’s derivatives expected to be reclassified from accumulated OCI to net earnings during the next 12 months, if interest rates and foreign exchange rates remain unchanged, are not significant.

NOTE 12. COMMITMENTS AND CONTINGENCIES
Hawkins Litigation
On July 17, 2023, a putative securities class action was filed in the United States District Court for the District of Columbia, captioned “Hawkins v. Danaher Corporation et al., Case No. 1:23-cv-02055” (“Hawkins Action”). The complaint was amended on December 29, 2023 and names the Company and certain of its current or former officers. The complaint asserts claims under Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), SEC Rule 10b-5, and Section 20(a) of the Exchange Act, purportedly on behalf of persons and entities who acquired our securities between January 27, 2022 and October 23, 2023 (the “Class Period”). Plaintiffs allege that, during the Class Period, defendants made material misrepresentations or omissions regarding, among other things, the Company’s anticipated revenues for its bioprocessing business that artificially inflated the Company’s stock price. Plaintiffs seek, among other things, damages in an unspecified amount, as well as fees and costs. Defendants moved to dismiss the amended complaint on February 27, 2024, and on August 4, 2025, the court granted in part and denied in part defendants’ motion to dismiss. The parties have executed a settlement agreement to resolve this matter, and based on the terms of the agreement, the Company recorded a settlement liability as well as an offsetting insurance receivable. On June 1, 2026, the court preliminarily approved the settlement and set a final approval hearing for September 3, 2026. The Company does not expect the resolution of this litigation to have a material impact on the Company’s results of operations or cash flows.
In early 2024, putative shareholder derivative cases (relating to substantially the same factual allegations as those made in the Hawkins Action) were filed in the United States District Court for the District of Delaware. These cases were consolidated and captioned “In re Danaher Corporation Derivative Litigation, No. 1:24-cv-00091-GBW” (the “Derivative Action”). On November 10, 2025, the Derivative Action was voluntarily dismissed without prejudice. Beginning in March 2026, putative shareholder derivative cases (relating to substantially the same factual allegations as those made in the Hawkins Action) were filed in the United States District Court for the District of Delaware, the Delaware Court of Chancery, and the United States District Court for the District of Columbia. The outcomes of these proceedings remain uncertain, and the Company is unable to reasonably estimate the possible loss or range of loss, if any.

Masimo Litigation Matters
On June 10, 2026, the Company acquired Masimo. The legal contingencies described below relate to the Masimo business, all of which existed at the time of acquisition.
Apple Litigation
On January 9, 2020, Masimo filed a complaint against Apple Inc. (“Apple”) in the United States District Court for the Central District of California (“District Court”) for patent infringement, trade secret misappropriation and ownership and correction of inventorship of certain Apple patents. Masimo seeks, among other things, damages. Stemming from an April 2023 jury trial that ended in a mistrial, the District Court granted Apple’s motion for judgment as a matter of law on certain trade secrets and denied the remainder of Apple’s motion. Beginning November 5, 2024, the District Court conducted a bench trial on Masimo’s remaining trade secret, ownership and inventorship claims, finding Masimo proved misappropriation of two trade secrets but had not established its claims for patent ownership and inventorship. After completion of Inter Partes review proceedings, the District Court held a jury trial on Masimo’s patent infringement claims in November 2025. The jury returned a verdict of $634 million. The District Court denied Apple’s post-trial motions. The parties are awaiting final judgment.
On June 30, 2021, Masimo filed a complaint with the United States International Trade Commission (“ITC”) against Apple for infringement of certain patents not asserted in the litigation described above. On October 26, 2023, the ITC issued a Notice of Final Determination finding Apple violated Section 337 of the Tariff Act of 1930 by importing and selling certain Apple Watches with light-based pulse oximetry functionality and components that infringe certain of Masimo’s patents. The ITC issued a Limited Exclusion Order (“LEO”) prohibiting the unlicensed entry of infringing devices and a Cease and Desist Order, both of which are currently in effect. Apple appealed to the United States Court of Appeals for the Federal Circuit and the panel ruled in Masimo’s favor.
On August 1, 2025, the U.S. Customs and Border Protection Exclusion Order Enforcement Branch issued a ruling allowing importation of a redesigned Apple Watch. On November 14, 2025, the ITC instituted a combined enforcement and modification proceeding to evaluate this redesign. On April 17, 2026, the ITC issued a Final Enforcement Determination finding that Apple’s importation of the redesigned Apple Watch does not violate the LEO. Masimo filed a notice of appeal to the United States Court of Appeals for the Federal Circuit in June 2026.
On October 20, 2022, Apple filed two complaints against Masimo in the United States District Court for the District of Delaware alleging that the Masimo W1® watch and charger infringe six utility and four design patents. Apple is seeking damages and injunctive relief. On December 12, 2022, Masimo counterclaimed for antitrust violations, false advertising and patent infringement. Masimo is seeking damages and injunctive relief. The District Court held a jury trial on Apple’s patent claims in October 2024. The jury found that Masimo’s current product offerings do not infringe Apple’s patents, although discontinued versions of two Masimo products were found to infringe. The jury awarded Apple a total of $250. Masimo’s antitrust, false advertising and patent infringement counterclaims are pending.
Department of Justice Investigation
On February 21, 2024, Masimo received a subpoena from the Department of Justice (“DOJ”) seeking documents and information related to its Rad-G® and Rad-97® products, including information relating to complaints surrounding the products and Masimo’s decision to recall the Rad-G®. On March 25, 2024, Masimo received a civil investigative demand from the DOJ pursuant to the False Claims Act seeking documents and information related to customer returns of Rad-G® and Rad-97® products, including returns related to the recall referenced in the prior sentence. On February 27, 2026, Masimo received a supplemental grand jury subpoena seeking documents and information related to the foregoing matters. Masimo is cooperating with the government. Requests and an investigation of this nature may lead to the assertion of claims or the commencement of legal proceedings against Masimo, which in turn may lead to fines, penalties or other liabilities.
Kiani Employment Litigation
On September 19, 2024, Joe Kiani, the former Chairman of the Board and CEO of Masimo, filed suit against Masimo in Orange County Superior Court in California asserting claims related to his Amended Employment Agreement with Masimo dated November 4, 2015, as amended on July 27, 2017 and January 14, 2022 (“Kiani Employment Agreement”). In 2024, Mr. Kiani was not reelected to Masimo’s Board in a shareholder vote and submitted his resignation as CEO. Among other things, Mr. Kiani’s lawsuit seeks declaratory relief that he validly terminated his employment, and that he is entitled to certain severance (including the value of 2.7 million shares of Masimo common stock and a $35 million cash payment). Masimo disputes Mr. Kiani’s claims and the case is now in discovery.
Kiani Litigation with Masimo Board
On May 22, 2025, Mr. Kiani filed a lawsuit in the Orange County Superior Court in California against individual members of Masimo’s former board of directors asserting claims for violations of the California Labor Code and the California Unfair

Competition Law arising from Masimo’s alleged failure to timely pay him severance and certain wages purportedly owed under the Kiani Employment Agreement. The defendants dispute the claims. The Court denied defendants’ motion for judgment on the pleadings and the case is in discovery.
RTW Litigation
On October 25, 2024, Masimo commenced litigation in the United States District Court for the Southern District of New York against Roderick Wong, Naveen Yalamanchi, RTW Investments, LP, RTW Investments GP, LLC, RTW Master Fund, Ltd., RTW Offshore Fund One, Ltd., RTW Onshore Fund One, LP, RTW Innovation Master Fund, Ltd., RTW Innovation Offshore Fund, Ltd., RTW Innovation Onshore Fund, LP and RTW Fund Group GP, LLC (together, the “RTW Defendants”) and Mr. Kiani, alleging that the defendants formed a stockholder group under Section 13(d) of the Exchange Act holding 10% or more of Masimo’s common stock and engaged in short-swing trading under Section 16(b) of the Exchange Act during 2024 as a part of an empty voting scheme in connection with Masimo’s 2024 annual meeting of shareholders. The case was transferred to the Central District of California, where all claims were voluntarily dismissed except the claim seeking disgorgement of the RTW Defendants’ trading profits under Section 16(b). The case is now in discovery.
Willow Laboratories, Inc. Arbitration
On May 26, 2025, Willow Laboratories, Inc. (“Willow”), formerly known as Cercacor Laboratories, Inc., filed a demand for arbitration against Masimo with the American Arbitration Association. Willow had previously been spun off from Masimo, and Mr. Kiani is the Executive Chairman of Willow. Masimo and Willow are parties to a cross-licensing agreement (“Cross-Licensing Agreement”), which purports to obligate Masimo to pay certain royalties for use of “Rainbow Technology” (e.g., Masimo’s non‑invasive monitoring of carboxyhemoglobin and methemoglobin). Willow seeks a declaratory judgment that Willow is not obligated to repay any past royalty overpayments by Masimo. Willow also claims Masimo breached the Cross-Licensing Agreement and seeks, among other things, (i) monetary damages of at least $6 million, and (ii) specific performance compelling Masimo to supply certain products, place certain technology in escrow, and provide Willow with engineering support.
On January 28, 2026, Masimo asserted counterclaims against Willow and Mr. Kiani, seeking, among other things, (i) repayment of historical royalty overpayments, (ii) re‑assignment to Masimo of intellectual property purportedly owned by Willow, (iii) declaratory judgment that provisions under the Cross-Licensing Agreement are not enforceable, and (iv) to the extent the agreement is enforceable, declaratory judgment on the parties’ respective rights under the Cross-Licensing Agreement, including the scope of Masimo’s royalty obligations, if any.
The arbitration panel has bifurcated the proceedings. A hearing on Willow’s breach claims and Masimo’s overpayment claim is scheduled to take place in October 2026 and a hearing to address most of Masimo’s counterclaims is scheduled to take place in October 2027.
On February 6, 2026, Mr. Kiani filed a lawsuit in the Orange County Superior Court against Masimo, challenging the arbitrability of the claims asserted against him personally. On March 12, 2026, Masimo filed a motion to compel arbitration based on Mr. Kiani’s agreement to arbitrate in employment agreements signed before November 4, 2015 (i.e., employment agreements other than the Kiani Employment Agreement that is at issue in other litigation in the Orange County Superior Court). A hearing on that motion is scheduled for July 30, 2026.
The outcomes of these proceedings remain uncertain, and the Company is unable to reasonably estimate the possible loss or range of loss, if any. As discussed in Note 2, the Company is continuing to evaluate certain pre-acquisition contingencies, including legal contingencies, associated with the Masimo Acquisition.
The Company reviews the adequacy of its legal reserves on a quarterly basis and establishes reserves for loss contingencies that are both probable and reasonably estimable. For further discussion of the Company’s litigation and contingencies, refer to Note 17 of the Company’s financial statements as of and for the year ended December 31, 2025 included in the Company’s 2025 Annual Report.

NOTE 13. STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION
Stockholders’ Equity
The Company’s Board of Directors has approved the following programs to repurchase shares of the Company’s common stock:

Name of program	Date of Board of Directors approval	Number of shares of Company common stock approved for repurchase	Number of shares remaining available for repurchase as of June 26, 2026
2024 Repurchase Program	July 22, 2024	20,000,000	—
2025 Repurchase Program	September 9, 2025	35,000,000	32,000,000

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
During both the three and six-month periods ended June 26, 2026, the Company repurchased approximately 5.0 million shares of the Company’s common stock for $903 million, inclusive of excise taxes. Approximately 2.0 million of these shares were repurchased under the 2024 Repurchase Program and approximately 3.0 million of these shares were repurchased under the 2025 Repurchase Program.
During the six-month period ended June 27, 2025, the Company repurchased approximately 4.5 million shares of the Company’s common stock for approximately $1.1 billion, inclusive of excise taxes as part of the 2024 Repurchase Program.
In the second quarters of 2026 and 2025 the Company paid $27 million and $56 million in excise taxes related to the 2025 and 2024 share repurchases, respectively. Cash paid for excise taxes on share repurchases is included in all other financing activities in the accompanying Consolidated Condensed Statements of Cash Flows.
The following table summarizes the activity of the Company’s issued shares (shares in millions):

	Three-Month Period Ended		Six-Month Period Ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Common stock - shares issued:
Balance, beginning of period	888.0	885.6	886.9	884.3
Common stock-based compensation awards	0.2	0.3	1.3	1.6
Balance, end of period	888.2	885.9	888.2	885.9
Stock-Based Compensation
For a full description of the Company’s stock-based compensation programs, refer to Note 18 of the Company’s financial statements as of and for the year ended December 31, 2025 included in the Company’s 2025 Annual Report. As of June 26, 2026, approximately 38 million shares of the Company’s common stock were reserved for issuance under the Amended and Restated Danaher Corporation Omnibus Incentive Plan.
The following summarizes the components of the Company’s stock-based compensation expense ($ in millions):

	Three-Month Period Ended		Six-Month Period Ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
RSUs/PSUs:
Pretax compensation expense	$64	$53	$100	$88
Income tax benefit	(13)	(11)	(20)	(18)
RSU/PSU expense, net of income taxes	51	42	80	70
Stock options:
Pretax compensation expense	29	38	51	64
Income tax benefit	(6)	(8)	(11)	(13)
Stock option expense, net of income taxes	23	30	40	51
Total stock-based compensation:
Pretax compensation expense	93	91	151	152
Income tax benefit	(19)	(19)	(31)	(31)
Total stock-based compensation expense, net of income taxes	$74	$72	$120	$121
Stock-based compensation has been recognized as a component of SG&A and R&D expenses in the accompanying Consolidated Condensed Statements of Earnings. As of June 26, 2026, $357 million of total unrecognized compensation cost related to RSUs/PSUs is expected to be recognized over a weighted average period of approximately two years. As of June 26, 2026, $168 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately two years. Future compensation amounts will be adjusted for any changes in estimated forfeitures.
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
The changes in accumulated OCI by component are summarized below ($ in millions).

	Foreign Currency Translation Adjustments	Pension and Postretirement Plan Benefit Adjustments		Cash Flow Hedge Adjustments		Accumulated Comprehensive Income (Loss)
For the Three-Month Period Ended June 26, 2026:
Balance, March 27, 2026	$(633)	$(184)		$224		$(593)
OCI before reclassifications:
Increase (decrease)	(150)	—		(25)		(175)
Income tax impact	1	—		—		1
OCI before reclassifications, net of income taxes	(149)	—		(25)		(174)
Reclassification adjustments:
Increase (decrease)	—	1	(a)	(28)	(b)	(27)
Income tax impact	—	(1)		—		(1)
Reclassification adjustments, net of income taxes	—	—		(28)		(28)
Net OCI, net of income taxes	(149)	—		(53)		(202)
Balance, June 26, 2026	$(782)	$(184)		$171		$(795)

For the Three-Month Period Ended June 27, 2025:
Balance, March 28, 2025	$(1,455)	$(299)		$142		$(1,612)
OCI before reclassifications:
Increase (decrease)	979	—		(200)		779
Income tax impact	49	—		—		49
OCI before reclassifications, net of income taxes	1,028	—		(200)		828
Reclassification adjustments:
Increase (decrease)	—	2	(a)	213	(b)	215
Income tax impact	—	—		—		—
Reclassification adjustments, net of income taxes	—	2		213		215
Net OCI, net of income taxes	1,028	2		13		1,043
Balance, June 27, 2025	$(427)	$(297)		$155		$(569)

	Foreign Currency Translation Adjustments	Pension and Postretirement Plan Benefit Adjustments		Cash Flow Hedge Adjustments		Accumulated Comprehensive Income (Loss)
For the Six-Month Period Ended June 26, 2026:
Balance, December 31, 2025	$(239)	$(185)		$217		$(207)
OCI before reclassifications:
Increase (decrease)	(533)	—		33		(500)
Income tax impact	(10)	—		—		(10)
OCI before reclassifications, net of income taxes	(543)	—		33		(510)
Reclassification adjustments:
Increase (decrease)	—	2	(a)	(79)	(b)	(77)
Income tax impact	—	(1)		—		(1)
Reclassification adjustments, net of income taxes	—	1		(79)		(78)
Net OCI, net of income taxes	(543)	1		(46)		(588)
Balance, June 26, 2026	$(782)	$(184)		$171		$(795)

For the Six-Month Period Ended June 27, 2025:
Balance, December 31, 2024	$(2,904)	$(300)		$(14)		$(3,218)
OCI before reclassifications:
Increase (decrease)	2,415	—		(161)		2,254
Income tax impact	62	—		—		62
OCI before reclassifications, net of income taxes	2,477	—		(161)		2,316
Reclassification adjustments:
Increase (decrease)	—	4	(a)	330	(b)	334
Income tax impact	—	(1)		—		(1)
Reclassification adjustments, net of income taxes	—	3		330		333
Net OCI, net of income taxes	2,477	3		169		2,649
Balance, June 27, 2025	$(427)	$(297)		$155		$(569)
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide material information relevant to an assessment of Danaher Corporation’s (“Danaher,” the “Company,” “we,” “us” or “our”) financial condition and results of operations, including an evaluation of the amounts and certainty of cash flows from operations and from outside sources. The MD&A is designed to focus specifically on material events and uncertainties known to management that are reasonably likely to cause reported financial information not to be necessarily indicative of future operating results or of future financial condition. This includes descriptions and amounts of matters that have had a material impact on reported operations, as well as matters that are reasonably likely based on management’s assessment to have a material impact on future operations. The Company’s MD&A is divided into five sections:
•Information Relating to Forward-Looking Statements
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Estimates
You should read this discussion along with the Company’s MD&A and audited financial statements and Notes thereto as of and for the year ended December 31, 2025, included in the Company’s 2025 Annual Report and the Company’s Consolidated Condensed Financial Statements and related Notes as of and for the three and six-month periods ended June 26, 2026 included in this Quarterly Report on Form 10-Q (“Report”).

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this Report, in other documents we file with or furnish to the Securities and Exchange Commission, in our press releases, webcasts, conference calls, presentations, materials delivered to shareholders and other communications, are “forward-looking statements” within the meaning of the U.S. federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of tariff or other trade-related impacts, revenue, expenses, profit, profit margins, asset values, pricing, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, customer demand, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions and the integration thereof (including our integration of Masimo and the anticipated benefits of such acquisition, which is further described in Note 2), divestitures, spin-offs, split-offs, initial public offerings, other securities offerings or other distributions, strategic opportunities, stock repurchases, dividends, executive compensation and potential executive stock sales or purchases; growth, declines and other trends in markets we sell into; future, new or modified laws, regulations, accounting pronouncements or public policy changes; regulatory approvals and the timing and conditionality thereof; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; future currency exchange rates and fluctuations in those rates; the potential or anticipated direct or indirect impact of public health crises, climate change, military or geopolitical conflicts or other man-made or natural disasters on our business, results of operations and/or financial condition; general economic and capital markets conditions; the anticipated timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that Danaher intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “assume,” “continue,” “should,” “could,” “intend,” “will,” “plan,” “aim,” “expect,” “estimate,” “project,” “target,” “can,” “may,” “possible,” “potential,” “upcoming,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words.
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
•Economic, political, geopolitical, legal, compliance, social and business factors, both in the U.S. and outside the U.S., can negatively affect our business and financial statements. For example, the 2025 change in the U.S. administration as well as recent Supreme Court decisions have resulted in policy, regulatory and economic changes, challenges and uncertainty, including with respect to tariffs and healthcare-related topics. In addition, conflict in the Middle East has heightened geopolitical instability and economic uncertainty.
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
Acquisitions, Divestitures and Investment Risks
•The inability to consummate acquisitions at our historical rate and appropriate prices, realize the economic benefits of consummated acquisitions or to make appropriate investments that support our long-term strategy, can negatively impact our business. Our acquisition of businesses (including our recent acquisition of Masimo), investments, joint ventures and other strategic relationships can also negatively impact our business and financial statements and our indemnification rights may not fully protect us from liabilities related thereto.
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

Financial and Tax Risks
•From time to time our outstanding debt has increased significantly as a result of acquisitions and other factors, and we expect to incur additional debt. For example, the Company incurred debt to finance a portion of the purchase price for our acquisition of Masimo. Our indebtedness may limit our operations and use of cash flow and negatively impact our credit ratings; and failure to comply with our indebtedness-related covenants could adversely affect our business and financial statements.
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

Business Performance and Outlook
During the second quarter of 2026, the Company’s overall revenues and core sales increased 5.5% and 3.0%, respectively, compared to the comparable period of 2025. Core sales excluding respiratory testing increased 4.5% during the second quarter of 2026 compared to the comparable period of 2025. The increase in core sales in the second quarter of 2026 was due to higher core sales in the Life Sciences segment, and to a lesser extent in the Biotechnology and Diagnostics segments. Acquisitions contributed 1.5% to the increase in sales and the impact of foreign currency increased reported sales by 1.0% during the three-month period ended June 26, 2026. For the six-month period ended June 26, 2026, the Company’s overall revenues and core sales increased 4.5% and 2.0%, respectively, compared to the comparable period of 2025. Core sales excluding respiratory testing increased 4.0% during the six-month period ended June 26, 2026 compared to the comparable period of 2025. The increase in core sales was due to higher core sales in the Biotechnology and Life Sciences segments, partially offset by lower core sales in the Diagnostics segment. During the six-month period ended June 26, 2026, acquisitions contributed 0.5% to the increase in sales and the impact of foreign currency increased reported sales by 2.0%. Price decreases of 0.5% negatively impacted sales growth on a year-over-year basis during the three-month period ended June 26, 2026 while price changes did not have a significant impact on sales growth on a year-over-year basis during the six-month period. Price changes are reflected as a component of core sales above. For the definitions of “core sales,” “core sales excluding respiratory testing” and “acquisitions” refer to “—Results of Operations” below.
Geographically, the Company’s sales in the three-month period ended June 26, 2026 in developed markets increased year-over-year by 2% and core sales in developed markets were down slightly due to a low-single digit core sales decrease in Western Europe and a slight decline in core sales in North America. The decrease in core sales in developed markets was primarily driven by the Biotechnology segment due to difficult prior year comparisons and the Diagnostics segment due to lower respiratory sales. For the same period, sales in high-growth markets increased year-over-year by 15% and core sales were up more than 10% driven by increases across all three segments and across all major high-growth market regions. High-growth markets represented approximately 31% of the Company’s total sales in the second quarter of 2026. For additional information regarding the Company’s sales by geographical region during the three and six-month periods ended June 26, 2026 and June 27, 2025, refer to Note 4 to the accompanying Consolidated Condensed Financial Statements.
The Company’s net earnings for the three and six-month periods ended June 26, 2026 totaled $870 million and approximately $1.9 billion, or $1.23 and $2.68 per diluted common share, respectively, compared to $555 million and approximately $1.5 billion or $0.77 and $2.10 per diluted common share, respectively, for the three and six-month periods ended June 27, 2025. Impairment charges in 2025 of $432 million ($328 million after-tax or $0.46 per diluted common share), and $447 million ($339 million after-tax or $0.47 per diluted common share), recorded in the three and six-month periods ended June 27, 2025, respectively, drove the year-over-year increase in net earnings and diluted net earnings per common share in both periods.
Currency exchange rates increased reported sales by approximately 1.0% and 2.0%, respectively, for the three and six-month periods ended June 26, 2026, compared to the comparable periods of 2025, primarily due to the exchange rates of the U.S. dollar compared to the euro and other major currencies. In future periods, strengthening of the U.S. dollar against other major currencies compared to the exchange rates in effect as of June 26, 2026 would adversely impact the Company’s sales and results of operations on an overall basis, and weakening of the U.S. dollar against other major currencies compared to the exchange rates in effect as of June 26, 2026 would positively impact the Company’s sales and results of operations. In addition to the translational exchange rate risk to sales, the Company also faces transactional exchange rate risk from transactions with customers in countries outside the U.S. and from intercompany transactions between affiliates. Transactional exchange rate risk (and any resulting gains or losses) arises from the purchase and sale of goods and services in currencies other than the Company’s functional currency or the functional currency of its applicable subsidiary.
Danaher operates a diversified global supply chain and sources parts and materials globally. In February 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”), which the U.S. administration relied on to impose certain tariffs, does not authorize the imposition of such tariffs. On March 4, 2026, the U.S. Court of International Trade ordered the U.S. Customs and Border Protection (“CBP”) to process refunds of the IEEPA tariffs, and the CBP has begun accepting and processing applications for refunds on certain IEEPA tariffs. The IEEPA tariffs remain subject to ongoing litigation between the administration and other parties. In response to the U.S. Supreme Court ruling mentioned above, the administration implemented new tariffs under alternative statutory authority. The Company intends to pursue any refunds to which it is entitled. To the extent the Company recovers refunds in periods subsequent to the second quarter of 2026, the Company will recognize earnings for the refunds, less any amounts due to customers. The full impact of the U.S. Supreme Court’s ruling and the administration’s response, including the timing and extent of refunds and the impact of the new tariffs, remain uncertain. The tariffs enacted in 2025 and in the first half of 2026 and related refunds did not have a material impact on the Company’s business or financial statements in the periods presented.

While the Company did not experience material interruption to its supply chain or operations in the first half of 2026 as a result of the conflict in the Middle East, the Company did experience delays and higher logistics costs in the delivery of goods to customers in the region. The conflict has significantly reduced the export of oil and natural gas from the Persian Gulf, creating upward pressure on oil and natural gas prices, and has also disrupted and increased the costs of certain other supplies. Refer to “Part II - Other Information - Item 1A - Risk Factors” for a further discussion of the risks relating to the conflict in the Middle East. To the extent the conflict continues and/or escalates, the negative impacts noted above may continue or increase, the risks referenced above may eventuate and demand for the Company’s products could be adversely affected.
Acquisitions
On June 10, 2026, the Company acquired Masimo by acquiring all of the outstanding shares of Masimo’s common stock for a cash purchase price of approximately $9.8 billion, or $180.00 per share, net of cash acquired. Masimo develops and produces monitoring technologies, which include innovative measurements, sensors and patient monitors, serving primarily healthcare customers and is now part of the Company’s Diagnostics segment. Masimo generated revenues of approximately $1.5 billion in 2025. The acquisition of Masimo has provided, and is expected to provide, additional sales and earnings opportunities for the Company by expanding product line diversity, including new product offerings supporting acute care settings. The Company financed the Masimo Acquisition using cash on hand and proceeds from the issuance of long-term debt and commercial paper. The Company preliminarily recorded approximately $5.0 billion of goodwill related to the Masimo Acquisition.

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
Beginning with this Report, in addition to disclosing core sales growth, the Company is disclosing a new non-GAAP measure, titled “Core sales excluding respiratory testing.” This new measure adjusts core sales to exclude revenues related to the sale of respiratory testing products in the Company’s molecular diagnostics business in the Diagnostics segment. Demand for respiratory testing depends significantly on the severity levels of influenza and influenza-like illness in a given period, and these severity levels are not under management’s control. As a result, presenting core sales on a basis that combines respiratory testing revenue with other Diagnostics business revenues can obscure underlying growth trends within the Diagnostics businesses. The Company believes that presenting this additional measure will complement core sales, enhance investors’ understanding of the historical and anticipated performance of the Diagnostics businesses and Danaher as a whole, including with respect to underlying growth trends, and facilitate comparisons of period-to-period performance.
Core sales growth (decline) and the related measure of core sales excluding respiratory testing (collectively, the “core sales measures”) should be considered in addition to, and not as a replacement for or superior to, sales, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting these non-GAAP financial measures provides useful information to investors by helping identify underlying growth trends in Danaher’s business and facilitating comparisons of Danaher’s revenue performance with its performance in prior and future periods and to Danaher’s peers. Management also uses these measures to assess the Company’s operating and financial performance and uses core sales growth as one of the performance measures in the Company’s executive short-term cash incentive compensation program. The Company excludes the effect of currency translation from these measures because currency translation is not under management’s control, is subject to volatility and can obscure underlying business trends. The Company excludes the effect of acquisitions and divestiture-related items because the nature, size, timing and number of acquisitions and divestitures can vary dramatically from period-to-period and between the Company and its peers and can also obscure underlying business trends and make comparisons of long-term performance difficult. The Company deems acquisition-related transaction costs incurred in a given period to be significant (generally relating to the Company’s larger acquisitions) if it determines that such costs exceed the range of acquisition-related transaction costs typical for Danaher in a given period.
Beginning with the Company’s Quarterly Report on Form 10-Q for the third quarter of 2026, the Company intends to exclude from the core sales measures the impact, if any, of tariff refunds (related to tariff payments made in prior periods) that are returned, or expected to be returned, to customers. The Company believes this adjustment will help investors better understand underlying growth trends in the Company’s business that otherwise may be obscured by the above-noted tariff-related impacts.
Throughout this discussion, references to sales growth or decline refer to the impact of both price and unit sales and references to productivity improvements generally refer to improved cost-efficiencies resulting from the ongoing application of the Danaher Business System.
Sales Growth and Core Sales Growth

	% Change Three-Month Period Ended June 26, 2026 vs. Comparable 2025 Period	% Change Six-Month Period Ended June 26, 2026 vs. Comparable 2025 Period
Total sales growth (GAAP)	5.5%	4.5%
Impact of:
Acquisitions	(1.5)%	(0.5)%
Currency exchange rates	(1.0)%	(2.0)%
Core sales growth (non-GAAP)	3.0%	2.0%
Impact of respiratory testing	1.5%	2.0%
Core sales growth excluding respiratory testing (non-GAAP)	4.5%	4.0%
Operating Profit Performance
Operating profit margins increased 520 basis points from 12.8% during the three-month period ended June 27, 2025 to 18.0% for the three-month period ended June 26, 2026.
Second quarter 2026 vs. second quarter 2025 operating profit margin comparisons were favorably impacted by:
•Second quarter 2025 impairment charge related to a trade name in the Life Sciences segment. Refer to Note 8 to the accompanying Consolidated Condensed Financial Statements for additional information - 730 basis points
Second quarter 2026 vs. second quarter 2025 operating profit margin comparisons were unfavorably impacted by:
•Second quarter 2026 fair value adjustments to inventory, transaction costs deemed significant and pre-acquisition share-based and change-in-control payments, in each case related to the Masimo Acquisition in the Diagnostics segment - 175 basis points
•Incremental dilutive effect in 2026 of acquired businesses - 30 basis points
•The impact of product mix and changes in leverage in the Company’s operational and administrative costs structure, net of higher second quarter 2026 core sales - 5 basis points
Operating profit margins increased 280 basis points from 17.4% during the six-month period ended June 27, 2025 to 20.2% for the six-month period ended June 26, 2026.
Year-to-date 2026 vs. year-to-date 2025 operating profit margin comparisons were favorably impacted by:
•First half of 2025 impairment charge related to a trade name in the Life Sciences segment and a facility in the Biotechnology segment - 385 basis points
•Higher first half of 2026 core sales and improvements in leverage in the Company’s operational and administrative cost structure, net of the impact of product mix - 15 basis points

Year-to-date 2026 vs. year-to-date 2025 operating profit margin comparisons were unfavorably impacted by:
•First half of 2026 fair value adjustments to inventory, transaction costs deemed significant and pre-acquisition share-based and change-in-control payments, in each case related to the Masimo Acquisition in the Diagnostics segment - 100 basis points
•Incremental dilutive effect in 2026 of acquired businesses - 20 basis points
Business Segments
Sales by business segment for each of the periods indicated were as follows ($ in millions):

	Three-Month Period Ended		Six-Month Period Ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Biotechnology	$1,920	$1,850	$3,717	$3,462
Life Sciences	1,879	1,777	3,616	3,457
Diagnostics	2,466	2,309	4,883	4,758
Total	$6,265	$5,936	$12,216	$11,677
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
Biotechnology Selected Financial Data

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Sales	$1,920	$1,850	$3,717	$3,462
Operating profit	556	531	1,090	972
Depreciation	40	38	80	72
Amortization of intangible assets	231	228	465	441
Operating profit as a % of sales	29.0%	28.7%	29.3%	28.1%
Depreciation as a % of sales	2.1%	2.1%	2.2%	2.1%
Amortization as a % of sales	12.0%	12.3%	12.5%	12.7%
Sales Growth and Core Sales Growth

	% Change Three-Month Period Ended June 26, 2026 vs. Comparable 2025 Period	% Change Six-Month Period Ended June 26, 2026 vs. Comparable 2025 Period
Total sales growth (GAAP)	4.0%	7.5%
Impact of:
Currency exchange rates	(1.5)%	(3.0)%
Core sales growth (non-GAAP)	2.5%	4.5%
Price increases in the segment contributed 1.5% to sales growth on a year-over-year basis in both periods and are reflected as a component of core sales above.
Total segment sales increased 4.0% and 7.5% during the three and six-month periods, respectively. The increase in segment sales in both the three and six-month periods was led by increased core sales, and to a lesser extent by the impact of currency exchange rates. In the three-month period ended June 26, 2026, the year-over-year increase in total segment core sales was led by increased sales of consumables and to a lesser extent, higher equipment sales. The year-over-year increase in total segment core sales in the six-month period ended June 26, 2026 was led by increased sales of consumables, partially offset by lower equipment sales. Geographically, the increase in core sales in the three-month period ended June 26, 2026 was led by China, partially offset by Western Europe and North America. The decrease in core sales in developed markets was primarily driven by difficult prior year comparisons. The increase in core sales in the six-month period ended June 26, 2026 was led by China and Western Europe, partially offset by North America.
The year-over-year increase in core sales in the segment in the three and six-month periods was led by low-single digit and mid-single digit core growth, respectively, in the bioprocessing business. This growth was primarily driven by improved consumables demand and to a lesser extent, improved equipment sales in the three-month period, which more than offset the impact of certain large commercial customers moving the timing of shipments out of the quarter. Core sales in the discovery and medical business increased year-over-year in both periods, driven by increased consumables in both periods, led by pharma and biopharma customers and an improving academic and research funding environment.
Operating Profit Performance
Operating profit margins increased 30 basis points during the three-month period ended June 26, 2026 as compared to the comparable period of 2025 due to higher second quarter 2026 core sales, net of the impact of product mix.
Operating profit margins increased 120 basis points during the six-month period ended June 26, 2026 as compared to the comparable period of 2025. The following factors favorably impacted year-over-year operating profit margin:
•Higher first half of 2026 core sales, net of the impact of changes in leverage from the Company’s operations and administrative cost structure and the impact of product mix - 75 basis points
•First half of 2025 impairment charge related to a facility - 45 basis points
Amortization of intangible assets as a percentage of sales decreased during both the three and six-month periods ended June 26, 2026 as compared to the comparable periods of 2025, primarily as a result of the increase in sales.
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
Life Sciences Selected Financial Data

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Sales	$1,879	$1,777	$3,616	$3,457
Operating profit	244	(239)	469	(38)
Depreciation	48	45	96	90
Amortization of intangible assets	151	150	303	299
Operating profit (loss) as a % of sales	13.0%	(13.4)%	13.0%	(1.1)%
Depreciation as a % of sales	2.6%	2.5%	2.7%	2.6%
Amortization as a % of sales	8.0%	8.4%	8.4%	8.6%
Sales Growth and Core Sales Growth

	% Change Three-Month Period Ended June 26, 2026 vs. Comparable 2025 Period	% Change Six-Month Period Ended June 26, 2026 vs. Comparable 2025 Period
Total sales growth (GAAP)	5.5%	4.5%
Impact of:
Currency exchange rates	—%	(1.5)%
Core sales growth (non-GAAP)	5.5%	3.0%
Price increases did not have a significant impact on sales growth on a year-over-year basis during both the three and six-month periods ended June 26, 2026 and are reflected as a component of core sales above.

Total segment sales increased 5.5% and 4.5%, respectively, during the three and six-month periods ended June 26, 2026. The sales increase in both periods was primarily driven by increased core sales, and to a lesser extent currency exchange rates in the six-month period. The year-over-year increase in total segment core sales in both the three and six-month periods ended June 26, 2026 was driven by an increase in consumables sales and to a lesser extent higher demand for equipment. Over the first half of 2026, demand from applied, pharmaceutical, biopharmaceutical and biotechnology customers continued to strengthen and demand from academic and government customers improved modestly, but remains muted overall. Geographically, the core sales increase was led by the high-growth markets in both periods.
The year-over-year increase in segment core sales in both the three and six-month periods was led by the filtration business and to a lesser extent, the life sciences instruments and life sciences consumables businesses. The year-over-year core sales increase in the filtration business in both periods was driven by higher demand for microelectronic and energy products. In the three-month period ended June 26, 2026, the increase in core sales in the life science instruments businesses was driven by higher demand for consumables in the flow cytometry and lab automation solutions business and mass spectrometry businesses and increased demand for equipment in the microscopy and mass spectrometry businesses. The increase in core sales in the life science instruments businesses in the six-month period ended June 26, 2026 was driven by increased demand for consumables, partially offset by lower equipment demand.
Operating Profit Performance
Operating profit margins increased 2,640 basis points during the three-month period ended June 26, 2026 as compared to the comparable period of 2025. The following factors favorably impacted year-over-year operating profit margin:
•Second quarter 2025 impairment charge related to a trade name. Refer to Note 8 to the accompanying Consolidated Condensed Financial Statements for additional information - 2,430 basis points
•Higher second quarter 2026 core sales, net of the impact of product mix and the impact of changes in leverage from the Company’s operations and administrative cost structure - 210 basis points
Operating profit margins increased 1,410 basis points during the six-month period ended June 26, 2026 as compared to the comparable period of 2025. The following factors favorably impacted year-over-year operating profit margin:
•First half of 2025 impairment charge related to a trade name - 1,250 basis points
•Higher first half of 2026 core sales and improvements in leverage in the Company’s operational and administrative cost structure, net of the impact of product mix - 160 basis points
Amortization of intangible assets as a percentage of sales decreased during both the three and six-month periods ended June 26, 2026 as compared to the comparable periods of 2025, primarily as a result of the increase in sales.
DIAGNOSTICS
The Diagnostics segment offers clinical instruments, consumables, software and services that hospitals, physicians’ offices, reference laboratories and other critical care settings use to diagnose disease and make treatment decisions.
Diagnostics Selected Financial Data

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Sales	$2,466	$2,309	$4,883	$4,758
Operating profit	416	554	1,090	1,272
Depreciation	107	100	209	200
Amortization of intangible assets	81	48	129	96
Operating profit as a % of sales	16.9%	24.0%	22.3%	26.7%
Depreciation as a % of sales	4.3%	4.3%	4.3%	4.2%
Amortization as a % of sales	3.3%	2.1%	2.6%	2.0%

Sales Growth and Core Sales Growth (Decline)

	% Change Three-Month Period Ended June 26, 2026 vs. Comparable 2025 Period	% Change Six-Month Period Ended June 26, 2026 vs. Comparable 2025 Period
Total sales growth (GAAP)	7.0%	2.5%
Impact of:
Acquisitions	(4.0)%	(2.0)%
Currency exchange rates	(1.0)%	(1.5)%
Core sales growth (decline) (non-GAAP)	2.0%	(1.0)%
Impact of respiratory testing	3.0%	5.0%
Core sales growth excluding respiratory testing (non-GAAP)	5.0%	4.0%
Price decreases in the segment of 1.5% in both the three and six-month periods ended June 26, 2026, primarily attributable to the volume-based procurement program in China and the impact of sales promotions in the six-month period ended June 26, 2026, negatively impacted the year-over-year change in sales and are reflected as a component of core sales above.
Total segment sales increased 7.0% and 2.5%, respectively, during the three and six-month periods ended June 26, 2026 primarily as a result of the Masimo Acquisition. In the three-month period ended June 26, 2026, core sales growth and the impact of currency exchange rates also contributed to the increase in segment sales. In the three-month period ended June 26, 2026, increased demand in the clinical diagnostics businesses more than offset decreased demand for respiratory tests in the molecular diagnostics business. Core sales excluding respiratory testing increased 5.0% during the three-month period ended June 26, 2026. During the six-month period ended June 26, 2026, segment sales increased as result of the Masimo Acquisition and the impact of currency exchange rates, partially offset by decreased core sales. The decrease in segment core sales in the six-month period ended June 26, 2026 was primarily driven by decreased year-over-year demand for respiratory tests in the molecular diagnostics business, partially offset by increased demand in the clinical diagnostics businesses. Core sales excluding respiratory testing increased 4.0% during the six-month period ended June 26, 2026. Geographically, the core sales increase in the three-month period ended June 26, 2026 was led by North America, Middle East and Western Europe, partially offset by declines in China. Geographically, the core sales decrease in the six-month period ended June 26, 2026 was led by China, North America and Western Europe, partially offset by the Middle East. The core sales decrease in China in both periods was partially attributable to the pricing impact of China’s volume-based procurement program and healthcare reimbursement changes, which has moderated as the Company began to move beyond the most significant year-over-year impacts of these changes that began in late 2024.
During both the three and six-month periods ended June 26, 2026, core sales in the molecular diagnostics business declined year-over-year as increased core sales of non-respiratory tests were more than offset by decreased core sales of respiratory tests. The decreased demand for respiratory tests was driven primarily by a less severe respiratory season in the first half of 2026 compared to the comparable period of 2025. The relative severity of the upcoming respiratory season and customer purchases in the first half of 2026 in preparation for such respiratory season could adversely impact demand for such tests over the remainder of 2026. In the segment’s clinical diagnostics businesses, core sales increased year-over-year in both the three and six-month periods, led by the clinical lab business, and to a lesser extent by the acute care diagnostics and pathology diagnostics businesses. In the clinical lab businesses, increased year-over-year core sales in North America and in the high growth markets outside of China, more than offset core sales declines in China in the three and six-month periods.
Operating Profit Performance
Operating profit margin decreased 710 basis points during the three-month period ended June 26, 2026 as compared to the comparable period of 2025. The following factors unfavorably impacted year-over-year operating profit margin:
•Second quarter 2026 fair value adjustments to inventory, transaction costs deemed significant and pre-acquisition share-based and change-in-control payments, in each case related to the Masimo Acquisition - 440 basis points
•The impact of product mix and changes in leverage in the segment’s operational and administrative cost structure, net of higher second quarter 2026 core sales - 165 basis points
•Incremental dilutive effect in 2026 of acquired businesses - 105 basis points

Operating profit margin decreased 440 basis points during the six-month period ended June 26, 2026 as compared to the comparable period of 2025. The following factors unfavorably impacted year-over-year operating profit margin:
•First half of 2026 fair value adjustments to inventory, transaction costs deemed significant and pre-acquisition share-based and change-in-control payments, in each case related to the Masimo Acquisition - 255 basis points
•Lower first half of 2026 core sales and the impact of product mix, net of improvements in leverage in the Company’s operational and administrative cost structure - 125 basis points
•Incremental dilutive effect in 2026 of acquired businesses - 60 basis points
Amortization of intangible assets as a percentage of sales increased during both the three and six-month periods ended June 26, 2026 as compared to the comparable periods of 2025, primarily as a result of the impact of the Masimo Acquisition.
COST OF SALES AND GROSS PROFIT

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Sales	$6,265	$5,936	$12,216	$11,677
Cost of sales	(2,654)	(2,413)	(5,014)	(4,643)
Gross profit	$3,611	$3,523	$7,202	$7,034
Gross profit margin	57.6%	59.3%	59.0%	60.2%
Cost of sales increased year-over-year during both the three and six-month periods ended June 26, 2026 as compared to the comparable periods in 2025. The increase was primarily due to the impact of higher year-over-year sales volumes, the impact of recently acquired businesses and a $46 million acquisition-related charge associated with the fair value adjustment to inventory recorded in connection with the Masimo Acquisition in the second quarter of 2026. In the six-month period ended June 26, 2026, these increases were partially offset by a $15 million impairment charge related to a facility in the Biotechnology segment recorded in 2025.
Year-over-year gross profit margin decreased during both the three and six-month periods ended June 26, 2026 as compared to the comparable periods in 2025 primarily due to the impact of product mix and the fair value adjustment to inventory in 2026, referenced above, partially offset by the facility impairment recorded in 2025, referenced above in the six-month period.
OPERATING EXPENSES

	Three-Month Period Ended		Six-Month Period Ended
($ in millions)	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Sales	$6,265	$5,936	$12,216	$11,677
Selling, general and administrative expenses	2,072	2,360	3,932	4,218
Research and development expenses	412	403	799	782
SG&A as a % of sales	33.1%	39.8%	32.2%	36.1%
R&D as a % of sales	6.6%	6.8%	6.5%	6.7%
SG&A expenses as a percentage of sales decreased year-over-year during both the three and six-month periods ended June 26, 2026 as compared to the comparable periods in 2025, primarily driven by the $432 million impairment charge related to a trade name in the Life Sciences segment recorded in the second quarter of 2025, partially offset by pre-acquisition share-based and change-in-control payments and transaction costs incurred of $62 million and $79 million in the three and six-month periods ended June 26, 2026, respectively, and additional amortization expense, each related to the Masimo Acquisition.
R&D expenses (consisting principally of internal and contract engineering personnel costs) as a percentage of sales decreased slightly during both the three and six-month periods ended June 26, 2026 as compared to the comparable periods of 2025, primarily as a result of the increase in sales.

OTHER INCOME (EXPENSE), NET
For a description of the Company’s other income (expense), net during the three and six-month periods ended June 26, 2026 and June 27, 2025, refer to Note 7 to the accompanying Consolidated Condensed Financial Statements.

INTEREST COSTS AND FINANCING
For a discussion of the Company’s outstanding indebtedness, refer to Note 10 to the accompanying Consolidated Condensed Financial Statements.
Interest expense of $107 million and $170 million for the three and six-month periods ended June 26, 2026, respectively, was $36 million higher and $27 million higher than the comparable periods of 2025, due primarily to higher average borrowings in 2026 compared to 2025.
Interest income of $61 million and $88 million for the three and six-month periods ended June 26, 2026, respectively, was $53 million higher and $74 million higher than the comparable periods of 2025, due primarily to higher average cash balances in 2026 compared to 2025.

INCOME TAXES
The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended		Six-Month Period Ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Effective tax rate	19.3%	15.3%	17.9%	15.4%
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
For the three-month period ended June 26, 2026, net discrete tax charges of $21 million increased the effective tax rate by 1.9% and related primarily to changes in estimates associated with prior period uncertain tax positions, partially offset by benefits from the release of reserves for uncertain tax positions resulting from audit settlements.
For the three-month period ended June 27, 2025, the effective tax rate was reduced by the tax effect from an intangible asset impairment in a jurisdiction with a higher statutory tax rate than the Company’s effective tax rate, partially offset by changes in uncertain tax positions. The net impact reduced the effective tax rate by 1.4%.
For the six-month period ended June 26, 2026, net discrete tax charges of $21 million increased the effective tax rate by 0.9% and related primarily to changes in estimates associated with prior period uncertain tax positions, partially offset by benefits from the release of reserves for uncertain tax positions resulting from audit settlements and expiration of statutes of limitations.
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
The Company and its subsidiaries are routinely examined by various U.S. and non-U.S. taxing authorities. The IRS has completed substantially all of the examinations of the Company’s federal income tax returns through 2015 and is currently examining certain of the Company’s federal income tax returns for 2016 through 2022. In addition, the Company has subsidiaries in Canada, China, Denmark, France, Germany, India, Singapore, Spain and various other countries, states and provinces that are currently under audit for years ranging from 2004 through 2024.

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

COMPREHENSIVE INCOME
Comprehensive income decreased by $930 million and approximately $2.8 billion for the three and six-month periods ended June 26, 2026, respectively, as compared to the comparable periods of 2025. For the three and six-month periods ended June 26, 2026, the decrease in comprehensive income was primarily driven by increased losses from foreign currency translation adjustments and cash flow hedge adjustments, partially offset by higher net earnings. The Company recorded foreign currency translation losses of $149 million and gains of approximately $1.0 billion for the three-month periods ended June 26, 2026 and June 27, 2025, respectively. The Company recorded foreign currency translation losses of $543 million and gains of approximately $2.5 billion for the six-month periods ended June 26, 2026 and June 27, 2025, respectively. The foreign currency translation losses in both the three and six-month periods ended June 26, 2026 were primarily driven by the change in the exchange rates between the U.S. dollar, Swedish krona and the euro. Foreign currency translation adjustments reflect the gain or loss resulting from the impact of the change in currency exchange rates on the Company’s foreign operations as they are translated to the Company’s reporting currency, the U.S. dollar. The Company recorded losses of $53 million and $46 million from cash flow hedge adjustments related to the Company’s cross-currency swap derivative contracts for the three and six-month periods ended June 26, 2026, respectively, as compared to gains of $13 million and $169 million for the comparable periods of 2025.

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

Overview of Cash Flows and Liquidity
Following is an overview of the Company’s cash flows and liquidity ($ in millions):

	Six-Month Period Ended
	June 26, 2026	June 27, 2025
Net cash provided by operating activities	$2,856	$2,637

Cash paid for acquisitions	$(9,843)	$—
Payments for additions to property, plant and equipment	(506)	(493)
Proceeds from sales of property, plant and equipment	—	10
Payments for purchases of investments	(67)	(50)
Proceeds from sales of investments	—	10
Proceeds from sale of product line	—	9
All other investing activities	20	14
Total cash used in investing activities	$(10,396)	$(500)

(Payments for) proceeds from the issuance of common stock in connection with stock-based compensation, net	$(1)	$14
Payment of dividends	(509)	(423)
Net proceeds from (repayments of) borrowings (maturities of 90 days or less)	3,673	(1)
Borrowings (maturities longer than 90 days)	6,555	4
Repayments of borrowings (maturities longer than 90 days)	(1,434)	—
Payments for repurchase of common stock	(894)	(1,078)
All other financing activities	(71)	(18)
Total cash provided by (used in) financing activities	$7,319	$(1,502)
As of June 26, 2026, the Company held approximately $4.3 billion of cash and cash equivalents.
Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, restructuring activities and productivity improvement initiatives and other items impact reported cash flows.
Operating cash flows were approximately $2.9 billion for the first six months of 2026, an increase of $219 million, or 8%, as compared to the comparable period of 2025. The year-over-year change in operating cash flows from 2025 to 2026 was primarily attributable to the following factors:
•2026 operating cash flows reflected an increase of $390 million in net earnings for the first six months of 2026 as compared to the comparable period in 2025.
•Net earnings for the first six months of 2026 also included $359 million lower year-over-year noncash charges primarily for 2025 impairment charges and unrealized investment gains/losses, net of higher intangible asset amortization, depreciation and amortization of acquisition-related inventory fair-value step-up. Depreciation expense relates to the Company’s manufacturing and operating facilities as well as instrumentation leased to customers under OTL arrangements. Depreciation, amortization, impairments and stock compensation are noncash expenses that decrease earnings without a corresponding impact to operating cash flows. Unrealized investment gains/losses impact net earnings without immediately impacting cash flows as the cash flow impact from investments occurs when the invested capital is returned to the Company.
•The aggregate of trade accounts receivable, inventories and trade accounts payable used $120 million in operating cash flows during the first six months of 2026, compared to $225 million of operating cash flows used in the comparable period of 2025. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories and trade accounts payable depends upon how effectively the Company manages the cash conversion cycle, which effectively represents the number of days that elapse from the day it pays for the purchase of raw materials and components to the collection of cash from its customers and can be significantly impacted by the timing of collections and payments in a period.

•The aggregate of prepaid expenses and other assets, deferred income taxes and accrued expenses and other liabilities used $490 million of operating cash flows during the first six months of 2026, compared to $573 million of operating cash flows used in the comparable period of 2025. The timing of various employee-related liabilities, customer funding, indirect taxes and accrued expenses drove the majority of this change.
Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures, including instruments leased to customers, cash used for investments and cash proceeds from divestitures of businesses or assets.
Net cash used in investing activities increased approximately $9.9 billion in the six-month period ended June 26, 2026 compared to the comparable period of 2025, primarily as a result of higher cash paid for acquisitions in 2026 related to the Masimo Acquisition. For a discussion of the Masimo Acquisition refer to “—Overview”. In addition, during the six-month periods ended June 26, 2026 and June 27, 2025 the Company invested $67 million and $50 million, respectively, in non-marketable equity securities and partnerships.
Though the relative significance of particular categories of capital investment can change from period to period, capital expenditures are typically made for increasing manufacturing capacity, the manufacture of instruments that are used in OTL arrangements, replacing equipment, purchasing buildings, supporting new product development and improving information technology systems. Capital expenditures increased $13 million on a year-over-year basis for the six-month period ended June 26, 2026 compared to the comparable period in 2025.
Financing Activities and Indebtedness
Cash flows relating to financing activities can consist of cash flows associated with the issuance and repayments of commercial paper, issuance and repayment of long-term debt, borrowings under committed credit facilities, issuance and repurchases of common stock, issuance of preferred stock and payments of cash dividends to shareholders. Financing activities provided cash of approximately $7.3 billion during the six-month period ended June 26, 2026 compared to approximately $1.5 billion of cash used in the comparable period of 2025. The year-over-year increase in cash provided by financing activities was primarily due to higher proceeds from borrowings in 2026 compared to 2025, partially offset by the 2026 repayments of long-term borrowings and lower cash used to repurchase the Company’s common stock in 2026 compared to 2025.
For a description of the Company’s outstanding debt as of June 26, 2026, new long-term borrowings, repayments of long-term borrowings, a new credit facility and the Company’s commercial paper programs and other credit facilities, refer to Note 10 to the accompanying Consolidated Condensed Financial Statements. As of June 26, 2026, the Company was in compliance with all of its debt covenants.

Stock Repurchase Program
For information regarding the Company’s stock repurchase program and repurchases of common stock, refer to Part II—Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”.

Dividends
Aggregate cash payments for dividends on Company common stock during the six-month period ended June 26, 2026 were $509 million compared to $423 million for the six-month period ended June 27, 2025. The increase in dividend payments on the Company’s common stock compared to the comparable period of 2025 is due to the increase in the quarterly dividend rate for common stock beginning with respect to the dividends paid in the second quarters of 2025 and 2026, partially offset by lower average common stock outstanding.
In the second quarter of 2026, the Company declared a regular quarterly dividend of $0.40 per share of Company common stock payable on July 31, 2026 to holders of record as of June 26, 2026.

Cash and Cash Requirements
As of June 26, 2026, the Company held approximately $4.3 billion of cash and cash equivalents on deposit with financial institutions or invested in highly liquid investment-grade debt instruments with a maturity of 90 days or less. Of the cash and cash equivalents, approximately $1.2 billion was held within the U.S. and approximately $3.1 billion was held outside of the U.S. The Company will continue to have cash requirements to support general corporate purposes, which may include working capital needs, capital expenditures, acquisitions and investments, paying interest and servicing debt, paying taxes and any related interest or penalties, funding its restructuring activities and pension plans as required, paying dividends to shareholders, repurchasing shares of the Company’s common stock and supporting other business needs.

The Company generally intends to use available cash and internally generated funds to meet its cash requirements, but in the event that additional liquidity is required, the Company may also borrow under its commercial paper programs (if available) or borrow under the Company’s credit facilities, enter into new credit facilities and either borrow directly thereunder or use such credit facilities to backstop additional borrowing capacity under its commercial paper programs (if available) and/or access the capital markets (if available). The Company used proceeds from debt financing to pay a portion of the purchase price for the Masimo Acquisition. The Company also may from time to time seek to access the capital markets to take advantage of favorable interest rate environments or other market conditions. With respect to the commercial paper and any other notes scheduled to mature during the next twelve months, the Company expects to repay the principal amounts when due using available cash, proceeds from new issuances of commercial paper (if available), drawing on its credit facilities and/or proceeds from other debt issuances. Refer to Note 10 to the accompanying Consolidated Condensed Financial Statements for additional information regarding the classification of commercial paper and other notes scheduled to mature during the next twelve months.
While repatriation of some cash held outside the U.S. may be restricted by local laws, most of the Company’s foreign cash could be repatriated to the U.S. Following enactment of the Tax Cuts and Jobs Act and the associated Transition Tax, in general, repatriation of cash to the U.S. can be completed with no incremental U.S. tax; however, repatriation of cash could subject the Company to non-U.S. taxes on distributions. The cash that the Company’s non-U.S. subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. The income taxes, if any, that would be applicable to the repatriation of such earnings (including basis differences in our foreign subsidiaries) are not readily determinable. As of June 26, 2026, management believes that it has sufficient sources of liquidity to satisfy its cash needs, including its cash needs in the U.S.

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
Military conflicts (such as conflict in the Middle East and the conflict between Russia and Ukraine) can adversely affect our business and financial statements, including as a result of sanctions, embargoes, economic and geopolitical instability, market volatility, adverse impacts on energy supplies and prices, supply chain disruptions and cost increases, inflationary pressures, capital markets dislocation and increased cyber-attacks. Military conflicts also heighten other risks disclosed in our 2025 Annual Report, any of which can adversely affect our business and financial statements.
During 2026, military conflict has occurred across multiple countries in the Middle East. The conflict has disrupted energy supplies and supply chains, increased costs for energy and other supplies and created volatility in the capital markets, among other impacts. For a discussion of the impact of the conflict on the Company, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The situation remains dynamic, the full impact is highly uncertain and further hostilities may cause the risks noted above to increase or may cause other negative impacts on our business, any of which could adversely affect our business or financial statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
For an overview of the Company’s share repurchase programs, refer to Note 13 in the accompanying Consolidated Condensed Financial Statements.
The following table presents a summary of share repurchases made during the quarter ended June 26, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 28, 2026 - April 24, 2026	1,030,250	$177.96	1,030,250	35,969,750	(b)
April 25, 2026 - May 22, 2026	3,969,750	178.91	3,969,750	32,000,000	(c)
May 23, 2026 - June 26, 2026	—	—	—	32,000,000	(c)
Total	5,000,000	$178.71	5,000,000	32,000,000	(c)
(a) Amounts exclude excise taxes and other transaction costs.
(b) Includes 35,000,000 shares under the 2025 Repurchase Program and 969,750 under the 2024 Repurchase Program.
(c) Includes 32,000,000 shares under the 2025 Repurchase Program.

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

4.1
Sixth Supplemental Indenture, dated as of April 29, 2026, between Danaher Corporation, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference from Exhibit 4.2 to Danaher Corporation’s Current Report on Form 8-K filed April 29, 2026)

10.1
Credit Agreement, dated as of April 16, 2026, among Danaher Corporation, certain of its subsidiaries party thereto, Bank of America, N.A., as Administrative Agent, and the lenders referred to therein (incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed April 17, 2026)

10.2	Amended and Restated Danaher Corporation Omnibus Incentive Plan (Incorporated by reference from Appendix B to Danaher Corporation’s Proxy Statement on Schedule 14A filed on March 25, 2026)

22.1	Subsidiary guarantors and issuers of guaranteed securities and affiliates whose securities collateralize securities of the Registrant

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DANAHER CORPORATION

Date:	July 20, 2026	By:	/s/ Matthew Gugino
Matthew Gugino
Executive Vice President and Chief Financial Officer

Date:	July 20, 2026	By:	/s/ Christopher M. Bouda
Christopher M. Bouda
Vice President and Chief Accounting Officer