Form 10-Q
period 2026-09-25
DANAHER CORP /DE/
filed 2026-10-21
CIK 313616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
The number of shares of common stock outstanding at October 15, 2026 was 703,530,815.

DANAHER CORPORATION
INDEX
FORM 10-Q

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
($ in millions, except per share amount)
(unaudited)

	September 25, 2026	December 31, 2025
ASSETS
Current assets:
Cash and equivalents	$5,682	$4,615
Trade accounts receivable, less allowance for doubtful accounts of $122 and $114, respectively	4,126	3,913
Inventories:
Finished goods	1,676	1,287
Work in process	542	469
Raw materials	916	733
Total inventories	3,134	2,489
Prepaid expenses and other current assets	1,845	1,739
Total current assets	14,787	12,756
Property, plant and equipment, net of accumulated depreciation of $5,042 and $4,767, respectively	5,773	5,531
Other long-term assets	4,354	4,209
Goodwill	47,315	43,151
Other intangible assets, net	21,052	17,817
Total assets	$93,281	$83,464
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$2,094	$2
Trade accounts payable	1,742	1,844
Accrued expenses and other liabilities	5,214	4,961
Total current liabilities	9,050	6,807
Other long-term liabilities	6,210	5,700
Long-term debt	24,388	18,416
Stockholders’ equity:
Common stock - $0.01 par value, 2.0 billion shares authorized; 888.8 million issued and 703.4 million outstanding as of September 25, 2026; 886.9 million issued and 706.9 million outstanding as of December 31, 2025	9	9
Additional paid-in capital	17,628	17,194
Treasury stock	(12,330)	(11,353)
Retained earnings	49,179	46,891
Accumulated other comprehensive income (loss)	(865)	(207)
Total Danaher stockholders’ equity	53,621	52,534
Noncontrolling interests	12	7
Total stockholders’ equity	53,633	52,541
Total liabilities and stockholders’ equity	$93,281	$83,464
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
($ and shares in millions, except per share amounts)
(unaudited)

	Three-Month Period Ended		Nine-Month Period Ended
	September 25, 2026	September 26, 2025	September 25, 2026		September 26, 2025
Sales	$6,554	$6,053	$18,770		$17,730
Cost of sales	(2,717)	(2,530)	(7,731)		(7,173)
Gross profit	3,837	3,523	11,039		10,557
Operating costs:
Selling, general and administrative expenses	(2,159)	(1,991)	(6,091)		(6,209)
Research and development expenses	(433)	(378)	(1,232)		(1,160)
Operating profit	1,245	1,154	3,716		3,188
Nonoperating income (expense):
Other income (expense), net	(9)	(14)	(85)		(135)
Interest expense	(135)	(67)	(305)		(210)
Interest income	31	3	119		17
Earnings before income taxes	1,132	1,076	3,445		2,860
Income taxes	75	(168)	(339)		(443)
Net earnings from continuing operations	1,207	908	3,106		2,417
Earnings from discontinued operations, net of income taxes	28	—	28		—
Net earnings	$1,235	$908	$3,134		$2,417
Net earnings per common share from continuing operations:
Basic	$1.71	$1.28	$4.40	(a)	$3.38
Diluted	$1.71	$1.27	$4.38	(a)	$3.37
Net earnings per common share from discontinued operations:
Basic	$0.04	$—	$0.04		$—
Diluted	$0.04	$—	$0.04		$—
Net earnings per common share:
Basic	$1.75	$1.28	$4.44	(a)	$3.38	(a)
Diluted	$1.75	$1.27	$4.42	(a)	$3.37	(a)
Average common stock and common equivalent shares outstanding:
Basic	703.8	710.7	705.7		714.5
Diluted	706.8	713.7	708.5		717.9
(a) Net earnings per common share amounts for the relevant three-month periods do not add to the nine-month period amount due to rounding.
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three-Month Period Ended		Nine-Month Period Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Net earnings	$1,235	$908	$3,134	$2,417
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(53)	(71)	(596)	2,406
Pension and postretirement plan benefit adjustments	2	2	3	5
Cash flow hedge adjustments	(19)	48	(65)	217
Total other comprehensive income (loss), net of income taxes	(70)	(21)	(658)	2,628
Comprehensive income	$1,165	$887	$2,476	$5,045
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ in millions)
(unaudited)

	Three-Month Period Ended		Nine-Month Period Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Common stock:
Balance, beginning and end of period	$9	$9	$9	$9
Additional paid-in capital:
Balance, beginning of period	$17,459	$16,960	$17,194	$16,727
Common stock-based award activity and other	169	116	389	349
Common stock issued in connection with acquisitions	—	—	45	—
Balance, end of period	$17,628	$17,076	$17,628	$17,076
Treasury stock:
Balance, beginning of period	$(12,318)	$(9,305)	$(11,353)	$(8,163)
Repurchase of common stock, including excise tax	—	(2,030)	(903)	(3,112)
Common stock-based award activity	(12)	(9)	(74)	(69)
Balance, end of period	$(12,330)	$(11,344)	$(12,330)	$(11,344)
Retained earnings:
Balance, beginning of period	$48,226	$45,239	$46,891	$44,188
Net earnings	1,235	908	3,134	2,417
Common stock dividends declared	(282)	(227)	(846)	(685)
Balance, end of period	$49,179	$45,920	$49,179	$45,920
Accumulated other comprehensive income (loss):
Balance, beginning of period	$(795)	$(569)	$(207)	$(3,218)
Other comprehensive income (loss)	(70)	(21)	(658)	2,628
Balance, end of period	$(865)	$(590)	$(865)	$(590)
Noncontrolling interests:
Balance, beginning of period	$11	$8	$7	$7
Change in noncontrolling interests	1	1	5	2
Balance, end of period	$12	$9	$12	$9
Total stockholders’ equity, end of period	$53,633	$51,080	$53,633	$51,080
See the accompanying Notes to the Consolidated Condensed Financial Statements.

DANAHER CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Nine-Month Period Ended
	September 25, 2026	September 26, 2025
Cash flows from operating activities:
Net earnings	$3,134	$2,417
Less: earnings from discontinued operations, net of income taxes	(28)	—
Net earnings from continuing operations	3,106	2,417
Noncash items:
Depreciation	597	555
Amortization of intangible assets	1,410	1,269
Amortization of acquisition-related inventory fair value step-up	130	—
Stock-based compensation expense	266	235
Investment losses and pretax gain on sale of product line	97	140
Impairment charges	52	548
Change in trade accounts receivable, net	(23)	(65)
Change in inventories	(229)	(242)
Change in trade accounts payable	(160)	(134)
Change in prepaid expenses and other assets	37	(53)
Change in accrued expenses and other liabilities	(541)	(371)
Net cash provided by operating activities from continuing operations	4,742	4,299
Cash flows from investing activities:
Cash paid for acquisitions	(9,881)	—
Payments for additions to property, plant and equipment	(761)	(785)
Proceeds from sales of property, plant and equipment	1	10
Payments for purchases of investments	(86)	(79)
Proceeds from sales of investments	—	12
Proceeds from sale of product line	—	9
All other investing activities	31	21
Total cash used in investing activities for continuing operations	(10,696)	(812)
Cash flows from financing activities:
Proceeds from the issuance of common stock in connection with stock-based compensation, net	34	39
Payment of dividends	(790)	(652)
Net proceeds from borrowings (maturities of 90 days or less)	3,666	22
Borrowings (maturities longer than 90 days)	6,555	4
Repayments of borrowings (maturities longer than 90 days)	(1,434)	(500)
Payments for repurchase of common stock	(894)	(3,088)
All other financing activities	(80)	(108)
Total cash provided by (used in) financing activities for continuing operations	7,057	(4,283)
Effect of exchange rate changes on cash and equivalents	(36)	246
Net change in cash and equivalents	1,067	(550)
Beginning balance of cash and equivalents	4,615	2,078
Ending balance of cash and equivalents	$5,682	$1,528
Supplemental disclosures:
Cash interest payments	$237	$231
Cash income tax payments	863	808
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
In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 25, 2026 and December 31, 2025, its results of operations for the three and nine-month periods ended September 25, 2026 and September 26, 2025 and its cash flows for each of the nine-month periods then ended.
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
Prepaid Expenses and Other Current Assets—Prepaid expenses and other current assets primarily result from advance payments to vendors for goods and services, which are capitalized until the related goods are received or services are performed, and advance payments to tax authorities. The Company’s prepaid expenses and other current assets balances as of September 25, 2026 and December 31, 2025 were primarily comprised of prepaid expenses of $690 million and $668 million, respectively, and taxes receivable for income and other taxes of approximately $1.0 billion and $989 million, respectively.
Operating Leases—As of both September 25, 2026 and December 31, 2025, operating lease right-of-use assets where the Company was the lessee were approximately $1.2 billion and are included within other long-term assets in the accompanying Consolidated Condensed Balance Sheets.  The associated operating lease liabilities were approximately $1.3 billion as of both September 25, 2026 and December 31, 2025 and are included in accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets.

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
The Company is continuing to evaluate certain pre-acquisition contingencies including property, plant and equipment, acquired intangible assets, certain acquisition-related liabilities and legal contingencies associated with its 2026 acquisitions and is also in the process of obtaining valuations of certain acquisition-related assets and liabilities in connection with the acquisitions. The Company will make appropriate adjustments to the purchase price allocations, if any, prior to completion of the measurement periods, as required. Refer to Note 13 for additional information related to legal contingencies from the acquisitions.
On June 10, 2026, the Company acquired Masimo Corporation (“Masimo”) by acquiring all of the outstanding shares of Masimo’s common stock for a cash purchase price of approximately $9.8 billion, or $180.00 per share, net of cash acquired (the “Masimo Acquisition”). Masimo develops and produces monitoring technologies, which include innovative measurements, sensors and patient monitors, serving primarily healthcare customers and is now part of the Company’s Diagnostics segment. Masimo generated revenues of approximately $1.5 billion in 2025. The acquisition of Masimo has provided, and is expected to provide, additional sales and earnings opportunities for the Company by expanding product line diversity, including new product offerings supporting acute care settings. The Company financed the Masimo Acquisition using cash on hand and proceeds from the issuance of long-term debt and commercial paper. The Company preliminarily recorded approximately $4.9 billion of goodwill and $5.0 billion of intangible assets (primarily comprised of $3.4 billion of developed technology, $895 million of customer relationships and $660 million of trade names).
In addition to the Masimo Acquisition, during the three and nine-month periods ended September 25, 2026, the Company acquired one business for total upfront consideration of $37 million in cash and $79 million of deferred consideration. The business acquired complements existing units of the Company’s Life Sciences segment. The Company preliminarily recorded an aggregate of $26 million of goodwill related to this acquisition and $144 million of identifiable intangible assets, of which a majority related to developed technology intangible assets. The annual sales of this business in its last completed fiscal year prior to the acquisition were approximately $10 million.

The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the Masimo Acquisition and the other 2026 acquisition ($ in millions):

	Masimo	Other	Total
Trade accounts receivable	$230	$—	$230
Inventories	573	1	574
Property, plant and equipment	334	1	335
Goodwill	4,876	26	4,902
Other intangible assets, primarily technology, customer relationships and trade names	5,006	144	5,150
Trade accounts payable	(77)	—	(77)
Deferred tax liabilities	(1,051)	—	(1,051)
Other assets and liabilities, net	(2)	(135)	(137)
Net assets acquired	9,889	37	9,926
Less non-cash consideration	(45)	—	(45)
Net cash consideration	$9,844	$37	$9,881
In connection with the Masimo Acquisition, the Company replaced unvested restricted stock held by Masimo employees with Danaher restricted stock. Of the total fair value, $45 million was attributable to pre-acquisition service and was included in the purchase price. Transaction costs related to the Masimo Acquisition were $51 million for the nine-month period ended September 25, 2026. Transaction costs attributable to the other acquisition were not material for the three and nine-month periods ended September 25, 2026. The Company’s earnings for the three-month period ended September 25, 2026 also reflect the pretax impact of $84 million of nonrecurring acquisition date fair value adjustments to inventory. The Company’s earnings for the nine-month period ended September 25, 2026 also reflect the pretax impact of $158 million of nonrecurring acquisition date fair value adjustments to inventory, the settlement of pre-acquisition share-based payment awards and change-in-control payments.
Pro Forma Financial Information
The unaudited pro forma information for the periods set forth below gives effect to the acquisitions as if they had occurred as of the beginning of the comparable prior annual reporting period, including the results from operations for the acquired businesses as well as the impact of assumed financing of the transaction and the impact of the purchase price allocation (including the amortization of acquired intangible assets). The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time ($ in millions, except per share amounts):

	Three-Month Period Ended		Nine-Month Period Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Sales	$6,555	$6,427	$19,425	$18,852
Net earnings from continuing operations	1,273	808	3,129	2,004
Diluted net earnings per common share from continuing operations	1.80	1.13	4.42	2.79
The unaudited pro forma net earnings from continuing operations for the three and nine-month periods ended September 25, 2026 set forth above were adjusted to exclude the pretax impact of $84 million and $130 million, respectively, of nonrecurring acquisition date fair value adjustments to inventory related to the Masimo Acquisition. Additionally, the unaudited pro forma net earnings from continuing operations for the nine-month period ended September 25, 2026 set forth above were adjusted to exclude the pretax impact of the $28 million related to settlement of pre-acquisition share-based payment awards and change-in-control payments, in each case related to the Masimo Acquisition, reflecting these 2026 charges as if the acquisition had occurred as of January 1, 2025. The nine-month period ended September 26, 2025 was adjusted to include the impact of these items. In addition, acquisition-related transaction costs of $51 million for the nine-month period ended September 25, 2026 were excluded from pro forma net earnings from continuing operations.

Subsequent Event Acquisition
At the beginning of the fourth quarter of 2026, on September 28, 2026, the Company acquired StatLab Medical Products (“StatLab”) for an aggregate cash purchase price of approximately $1.4 billion, including assumed indebtedness and net of acquired cash. StatLab is a leading provider of pre-analytical consumables and equipment. StatLab generated revenues of approximately $250 million in 2025. The Company will include StatLab in its Diagnostics segment in the fourth quarter of 2026. The acquisition was financed with cash on hand.

NOTE 3. DISCONTINUED OPERATIONS
In both the three and nine-month periods ended September 25, 2026, the Company recorded an income tax benefit of $28 million related to the release of reserves due to audit settlements associated with uncertain tax positions on certain of the Company’s tax returns which were jointly filed with Veralto Corporation and Fortive Corporation entities prior to the respective separations of those businesses from the Company. This income tax benefit is included in earnings from discontinued operations, net of income taxes in the accompanying Consolidated Condensed Statements of Earnings.

NOTE 4. NET EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS
Basic net earnings per common share from continuing operations (“EPS”) is calculated by taking net earnings from continuing operations divided by the weighted average number of common shares outstanding for the applicable period. Diluted net EPS from continuing operations is computed by taking net earnings from continuing operations increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased with the proceeds from the issuance of the potentially dilutive shares. For the three-month periods ended September 25, 2026 and September 26, 2025, approximately 7.3 million and 6.9 million options to purchase shares, respectively, and for the nine-month periods ended September 25, 2026 and September 26, 2025, approximately 7.1 million and 6.8 million options to purchase shares, respectively, were excluded from the diluted EPS calculation, as the impact of their inclusion would have been anti-dilutive. Basic and diluted EPS are computed independently for each quarter and year-to-date period, and each period involves the use of different weighted average share count figures. As a result, and after factoring in the effect of rounding to the nearest cent per share, the sum of prior quarterly EPS figures may not equal year-to-date EPS.
Information related to the calculation of net earnings per common share from continuing operations is summarized as follows ($ and shares in millions, except per share amounts):

	Three-Month Period Ended		Nine-Month Period Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Numerator:
Net earnings from continuing operations	$1,207	$908	$3,106	$2,417

Denominator:
Weighted average common shares outstanding used in Basic EPS	703.8	710.7	705.7	714.5
Incremental common shares from:
Assumed exercise of dilutive options and vesting of dilutive restricted stock units (“RSUs”) and performance stock units (“PSUs”)	3.0	3.0	2.8	3.4
Weighted average common shares outstanding used in Diluted EPS	706.8	713.7	708.5	717.9

Basic EPS from continuing operations	$1.71	$1.28	$4.40	$3.38
Diluted EPS from continuing operations	$1.71	$1.27	$4.38	$3.37

NOTE 5. REVENUE
The following tables present the Company’s revenues disaggregated by geographical region and revenue type for the three and nine-month periods ended September 25, 2026 and September 26, 2025 ($ in millions). Sales taxes and other usage-based taxes collected from customers are excluded from revenue.

	Biotechnology	Life Sciences	Diagnostics	Total
For the Three-Month Period Ended September 25, 2026:
Geographical region:
North America(a)	$550	$751	$1,439	$2,740
Western Europe	605	411	474	1,490
Other developed markets(b)	58	132	108	298
High-growth markets(c)	594	571	861	2,026
Total	$1,807	$1,865	$2,882	$6,554

Revenue type:
Recurring	$1,584	$1,282	$2,533	$5,399
Nonrecurring	223	583	349	1,155
Total	$1,807	$1,865	$2,882	$6,554

For the Three-Month Period Ended September 26, 2025:
Geographical region:
North America(a)	$624	$728	$1,228	$2,580
Western Europe	587	392	417	1,396
Other developed markets(b)	89	130	97	316
High-growth markets(c)	498	542	721	1,761
Total	$1,798	$1,792	$2,463	$6,053

Revenue type:
Recurring	$1,590	$1,216	$2,211	$5,017
Nonrecurring	208	576	252	1,036
Total	$1,798	$1,792	$2,463	$6,053

	Biotechnology	Life Sciences	Diagnostics	Total
For the Nine-Month Period Ended September 25, 2026:
Geographical region:
North America(a)	$1,657	$2,199	$3,836	$7,692
Western Europe	2,020	1,240	1,335	4,595
Other developed markets(b)	189	399	287	875
High-growth markets(c)	1,658	1,643	2,307	5,608
Total	$5,524	$5,481	$7,765	$18,770

Revenue type:
Recurring	$4,948	$3,753	$6,929	$15,630
Nonrecurring	576	1,728	836	3,140
Total	$5,524	$5,481	$7,765	$18,770

For the Nine-Month Period Ended September 26, 2025:
Geographical region:
North America(a)	$1,779	$2,211	$3,610	$7,600
Western Europe	1,861	1,164	1,222	4,247
Other developed markets(b)	235	371	282	888
High-growth markets(c)	1,385	1,503	2,107	4,995
Total	$5,260	$5,249	$7,221	$17,730

Revenue type:
Recurring	$4,741	$3,566	$6,496	$14,803
Nonrecurring	519	1,683	725	2,927
Total	$5,260	$5,249	$7,221	$17,730
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
The Company makes and sells products and services that support life sciences research, biopharmaceutical drug production and medical diagnostics. The Company sells equipment to customers as well as consumables, software and services, some of which customers purchase on a recurring basis. Consumables sold for use with the equipment sold by the Company are typically critical to the use of the equipment and are typically used on a one-time or limited basis, requiring frequent replacement in the customer’s operating cycle. Examples of these consumables include reagents and sensors used in diagnostic tests and monitoring, chromatography resins used for research and bioprocessing and filters used in filtration, separation and purification processes. Additionally, some of the Company’s consumables are used on a standalone basis, such as custom nucleic acids, genomics solutions, antibodies and immunoassays. The Company separates its goods and services between those typically sold to a customer on a recurring basis and those typically sold to a customer on a nonrecurring basis. Recurring revenue includes revenue from consumables (both used with Company equipment and used on a standalone basis), services and operating-type leases (“OTLs”). Nonrecurring revenue includes sales of equipment and sales-type leases (“STLs”). OTLs and STLs are included in the above revenue amounts. For the three-month periods ended September 25, 2026 and September 26, 2025, lease revenue was $147 million and $112 million, respectively. For the nine-month periods ended September 25, 2026 and September 26, 2025, lease revenue was $418 million and $343 million, respectively.
Remaining performance obligations related to Topic 606, Revenue from Contracts with Customers, represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period. As of September 25, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $7.4 billion. The Company expects to recognize revenue on approximately 41% of the remaining performance obligations over the next 12 months, 26% over the subsequent 12 months, and the remainder recognized thereafter.

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
The Company often receives cash payments from customers in advance of the Company’s performance, resulting in contract liabilities that are classified as either current or long-term in the accompanying Consolidated Condensed Balance Sheets based on the timing of when the Company expects to recognize revenue. As of September 25, 2026 and December 31, 2025, contract liabilities were approximately $1.7 billion and $1.6 billion, respectively, and are included within accrued expenses and other liabilities and other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets. The increase in the contract liability balance during the nine-month period ended September 25, 2026 was primarily a result of cash payments received in advance of satisfying performance obligations and the Masimo Acquisition, partially offset by amounts recognized as revenue. Revenue recognized during the nine-month periods ended September 25, 2026 and September 26, 2025 that was included in the contract liability balance on December 31, 2025 and December 31, 2024 was approximately $1.0 billion and $973 million, respectively.

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
The table below reconciles segment sales to segment operating profit with the expense categories presented reflecting the expenses that the Company has determined to be significant segment expenses. Significant segment expenses are the expense category details regularly provided to the CODM to allocate resources to the segments and to evaluate segment performance. Detailed segment data for the three and nine-month periods ended September 25, 2026 and September 26, 2025 is as follows ($ in millions):

	Biotechnology	Life Sciences	Diagnostics	Total Reportable Segments	Other (a)	Total
For the Three-Month Period Ended September 25, 2026:
Sales	$1,807	$1,865	$2,882	$6,554	$—	$6,554
Less:
Depreciation	(44)	(48)	(113)	(205)	(3)	(208)
Amortization of intangible assets	(227)	(153)	(133)	(513)	—	(513)
Impairments (b)	(52)	—	—	(52)	—	(52)
Acquisition-related items (c)	—	—	(84)	(84)	—	(84)
Other segment items (d)	(1,007)	(1,405)	(1,938)	(4,350)	(102)	(4,452)
Operating profit	$477	$259	$614	$1,350	$(105)	$1,245

For the Three-Month Period Ended September 26, 2025:
Sales	$1,798	$1,792	$2,463	$6,053	$—	$6,053
Less:
Depreciation	(38)	(47)	(101)	(186)	(3)	(189)
Amortization of intangible assets	(231)	(154)	(48)	(433)	—	(433)
Impairments (b)	(86)	—	(15)	(101)	—	(101)
Other segment items (d)	(1,091)	(1,369)	(1,634)	(4,094)	(82)	(4,176)
Operating profit	$352	$222	$665	$1,239	$(85)	$1,154

	Biotechnology	Life Sciences	Diagnostics	Total Reportable Segments	Other (a)	Total
For the Nine-Month Period Ended September 25, 2026:
Sales	$5,524	$5,481	$7,765	$18,770	$—	$18,770
Less:
Depreciation	(124)	(144)	(322)	(590)	(7)	(597)
Amortization of intangible assets	(692)	(456)	(262)	(1,410)	—	(1,410)
Impairments (b)	(52)	—	—	(52)	—	(52)
Acquisition-related items (c)	—	—	(209)	(209)	—	(209)
Other segment items (d)	(3,089)	(4,153)	(5,268)	(12,510)	(276)	(12,786)
Operating profit	$1,567	$728	$1,704	$3,999	$(283)	$3,716

For the Nine-Month Period Ended September 26, 2025:
Sales	$5,260	$5,249	$7,221	$17,730	$—	$17,730
Less:
Depreciation	(110)	(137)	(301)	(548)	(7)	(555)
Amortization of intangible assets	(672)	(453)	(144)	(1,269)	—	(1,269)
Impairments (b)	(101)	(432)	(15)	(548)	—	(548)
Other segment items (d)	(3,053)	(4,043)	(4,824)	(11,920)	(250)	(12,170)
Operating profit	$1,324	$184	$1,937	$3,445	$(257)	$3,188
(a) Other consists of unallocated corporate costs and other costs not considered part of management’s evaluation of reportable segment operating performance.
(b) For information on the impairments, refer to Note 9.
(c) For information on acquisition activity, refer to Note 2.
(d) Other segment items for each reportable segment include cost of sales, selling, general and administrative (“SG&A”) expenses and research and development (“R&D”) expenses, excluding in each case depreciation, amortization of intangible assets, impairments and acquisition-related items. Included within these categories of expenses are overhead expenses, stock compensation expense, restructuring charges and allocated corporate expenses.
The following table presents identifiable assets as of September 25, 2026 and December 31, 2025 ($ in millions):

	September 25, 2026	December 31, 2025
Biotechnology	$35,504	$37,337
Life Sciences	22,645	23,112
Diagnostics	25,785	14,748
Other	9,347	8,267
Total	$93,281	$83,464
The following table presents capital expenditures, gross for the three and nine-month periods ended September 25, 2026 and September 26, 2025 ($ in millions):

	Three-Month Period Ended		Nine-Month Period Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Biotechnology	$56	$94	$186	$255
Life Sciences	44	40	109	129
Diagnostics	155	157	463	397
Other	—	1	3	4
Total	$255	$292	$761	$785

NOTE 7. INCOME TAXES
The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended		Nine-Month Period Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Effective tax rate	(6.6)%	15.6%	9.8%	15.5%
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
For the three-month period ended September 25, 2026, net discrete tax benefits of $263 million decreased the effective tax rate by 23.2% and related primarily to the release of reserves for uncertain tax positions resulting from audit settlements.
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
For the nine-month period ended September 25, 2026, net discrete tax benefits of $242 million decreased the effective tax rate by 7.0% and related primarily to the release of reserves for uncertain tax positions resulting from audit settlements and expiration of statutes of limitations, partially offset by changes in estimates associated with prior period uncertain tax positions.
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

NOTE 8. OTHER INCOME (EXPENSE), NET
The following sets forth the components of the Company’s other income (expense), net ($ in millions):

	Three-Month Period Ended		Nine-Month Period Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Other components of net periodic benefit costs	$4	$1	$12	$5
Investment gains (losses):
Realized investment gains (losses)	(2)	—	(78)	(72)
Unrealized investment gains (losses)	(11)	(15)	(19)	(77)
Total investment gains (losses)	(13)	(15)	(97)	(149)
Gain on sale of product line	—	—	—	9
Total other income (expense), net	$(9)	$(14)	$(85)	$(135)
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
Pension Plan Termination
During 2026, the Company’s Board of Directors approved the termination of the Company’s U.S. defined benefit pension plan (the “Plan”) with an effective date of September 30, 2026. However, assets were not distributed at that time and the termination process is still ongoing. The Plan's remaining benefit obligations are expected to be settled through lump-sum distributions and the purchase of annuity contracts. The assets of the Plan, less the expenses of liquidation, will be used to pay benefits or to provide for the future payment of benefits in accordance with applicable law, as specified in the Plan. The Company is currently evaluating the impact of the termination, including potential settlement accounting charges, which would be recorded upon the retirement of the pension obligation.
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

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS
The following is a rollforward of the Company’s goodwill ($ in millions):

Balance, December 31, 2025	$43,151
Attributable to the 2026 acquisitions	4,902
Foreign currency translation and other	(738)
Balance, September 25, 2026	$47,315
The carrying value of goodwill by segment is summarized as follows ($ in millions):

	September 25, 2026	December 31, 2025
Biotechnology	$22,642	$23,313
Life Sciences	12,838	12,856
Diagnostics	11,835	6,982
Total	$47,315	$43,151
The Company has not identified any “triggering” events which indicate an impairment of goodwill in the third quarter of 2026. The Company has not identified any impairment triggers that resulted in impairments of intangible assets in the third quarter of 2026.
During the second quarter of 2025, the Company decided to reorganize and integrate certain businesses within its Life Sciences segment to better serve the Company’s customers in new market segments and to respond to current market conditions. As a result of these plans, the Company concluded that an indefinite-lived trade name within the genomics consumables business was no longer considered to be indefinite-lived, resulting in an impairment indicator. The Company engaged a third-party valuation specialist to assist in the valuation of the trade name using a relief from royalty method of valuation. The Company recorded a noncash impairment charge of $432 million pretax ($328 million after-tax) related to the trade name for the nine-month period ended September 26, 2025, which is included in SG&A expenses in the accompanying Consolidated Condensed Statement of Earnings. The amount of the impairment was primarily attributable to the conclusion that the trade name was no longer indefinite-lived, as well as current lower levels of demand in the genomics market, including at emerging biotechnology customers and at two large customers. After recognition of the impairment in the second quarter of 2025, the remaining net book value of the trade name was $76 million and is being amortized over the asset’s remaining useful life, as of the date of the impairment, of eight years. The Company continues to monitor for any changes to the business performance or key assumptions.
In connection with the trade name impairment, the Company also tested the related long-lived asset group and the related reporting unit goodwill for impairment, and in both cases the Company identified no impairment.

During the third quarter of 2025, the Company identified impairment triggers for certain technology assets, a trade name and other intangible assets in the Biotechnology and Diagnostics segments. In the three and nine-month periods ended September 26, 2025, the Company recorded impairment charges of $101 million related to these long-lived assets, which are included in SG&A expenses in the accompanying Consolidated Condensed Statements of Earnings. Additionally, during the three and nine-month periods ended September 25, 2026, the Company recorded a $52 million impairment related to a facility in the Biotechnology segment and in the nine-month period ended September 26, 2025, the Company recorded a $15 million impairment related to another facility in the Biotechnology segment, which were both recorded in cost of sales in the accompanying Consolidated Condensed Statements of Earnings.
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
A summary of financial assets that are measured at fair value on a recurring basis were as follows ($ in millions):

	Balance		Quoted Prices in Active Market (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	September 25, 2026	December 31, 2025	September 25, 2026	December 31, 2025	September 25, 2026	December 31, 2025	September 25, 2026	December 31, 2025
Assets:
Investment in equity securities	$236	$165	$100	$—	$—	$—	$—	$—
Cross-currency swap derivative contracts	165	150	—	—	165	150	—	—
Liabilities:
Cross-currency swap derivative contracts	11	42	—	—	11	42	—	—
The Company’s investments in equity securities consist of investments in publicly traded equity securities and non-marketable equity securities, which the Company estimates the fair value of using the Fair Value Alternative. The publicly traded securities are classified as Level 1 in the fair value hierarchy as they are measured based on quotes in active markets. The Company’s investments in non-marketable equity securities are not classified in the fair value hierarchy due to the use of the Fair Value Alternative method. Additionally, the Company is a limited partner in partnerships that invest primarily in early-stage companies. While the partnerships record these investments at fair value, the Company’s investments in the partnerships are accounted for under the equity method of accounting and are not subject to the fair value measurement disclosures noted above. As of both September 25, 2026 and December 31, 2025, the Company’s equity method investments included investments in partnerships with a carrying value of approximately $1.4 billion. Refer to Note 8 for additional information on gains and losses on the Company’s investments including investments in the partnerships.
The cross-currency swap derivative contracts are classified as Level 2 in the fair value hierarchy as they are measured using the income approach with the relevant interest rates and current currency exchange rates and forward curves as inputs. Refer to Note 12 for additional information.
Fair Value of Other Financial Instruments
The carrying amounts and fair values of the Company’s other financial instruments were as follows ($ in millions):

	September 25, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt obligations:
Notes payable and current portion of long-term debt	$2,094	$2,081	$2	$2
Long-term debt	24,388	21,560	18,416	16,042
As of September 25, 2026 and December 31, 2025, short and long-term borrowings were categorized as Level 1. The fair value of long-term borrowings was based on quoted market prices. The difference between the fair value and the carrying amounts of long-term borrowings is attributable to changes in market interest rates and/or the Company’s credit ratings subsequent to the incurrence of the borrowing. The fair values of borrowings with original maturities of one year or less, as well as cash and cash equivalents, trade accounts receivable, net and trade accounts payable generally approximate their carrying amounts due to the short-term maturities of these instruments.

NOTE 11. FINANCING
As of September 25, 2026, the Company was in compliance with all of its debt covenants. The components of the Company’s debt were as follows ($ in millions):

	Outstanding Amount
Description and Aggregate Principal Amount	September 25, 2026	December 31, 2025
Euro-denominated commercial paper (€4.1 billion and €933 million, respectively) (a)	$4,708	$1,097
0.2% senior unsecured notes due 3/18/2026 (€1.3 billion) (the “2026 Biopharma Euronotes”) (b)	—	1,469
2.1% senior unsecured notes due 9/30/2026 (€800 million) (the “2026 Euronotes”) (c)	912	940
0.4773% senior unsecured notes due 4/9/2027 (CHF 250 million) (the “2027 CHF Notes”) (d)	301	315
0.3% senior unsecured notes due 5/11/2027 (¥30.8 billion) (the “2027 Yen Notes”) (e)	196	196
1.2% senior unsecured notes due 6/30/2027 (€600 million) (the “2027 Euronotes”) (f)	683	704
0.45% senior unsecured notes due 3/18/2028 (€1.3 billion) (the “2028 Biopharma Euronotes”) (b)	1,422	1,466
Floating rate senior unsecured notes due 4/29/2028 (€500 million) (the “2028 Floating Rate Notes”) (c)	568	—
1.125% senior unsecured bonds due 12/08/2028 (CHF 210 million) (the “2028 CHF Bonds”) (d)	255	267
0.8875% senior unsecured notes due 10/10/2029 (CHF 325 million) (the “2029 CHF Notes”) (d)	391	409
2.6% senior unsecured notes due 11/15/2029 ($800 million) (the “2029 Biopharma Notes”) (b)	798	798
2.5% senior unsecured notes due 3/30/2030 (€800 million) (the “2030 Euronotes”) (c)	912	940
3.250% senior unsecured notes due 4/29/2030 (€750 million) (the “2030 Euronotes II”) (c)	850	—
1.65% senior unsecured notes due 6/3/2031 (CHF 120 million) (the “2031 CHF Notes”) (g)	143	—

	Outstanding Amount
Description and Aggregate Principal Amount	September 25, 2026	December 31, 2025
0.75% senior unsecured notes due 9/18/2031 (€1.8 billion) (the “2031 Biopharma Euronotes”) (b)	1,988	2,050
0.65% senior unsecured notes due 5/11/2032 (¥53.2 billion) (the “2032 Yen Notes”) (e)	338	339
1.88% senior unsecured notes due 6/3/2033 (CHF 137 million) (the “2033 CHF Notes II”) (g)	165	—
1.265% senior unsecured notes due 10/10/2033 (CHF 325 million) (the “2033 CHF Notes”) (d)	390	408
3.625% senior unsecured notes due 4/29/2034 (€750 million) (the “2034 Euronotes”) (c)	849	—
2.10% senior unsecured notes due 6/3/2036 (CHF 221 million) (the “2036 CHF Notes”) (g)	265	—
1.6249% senior unsecured notes due 10/9/2037 (CHF 225 million) (the “2037 CHF Notes”) (d)	270	282
4.000% senior unsecured notes due 4/29/2038 (€1.0 billion) (the “2038 Euronotes”) (c)	1,131	—
2.25% senior unsecured notes due 6/3/2038 (CHF 373 million) (the “2038 CHF Notes”) (g)	447	—
1.35% senior unsecured notes due 9/18/2039 (€1.3 billion) (the “2039 Biopharma Euronotes”) (b)	1,413	1,456
3.25% senior unsecured notes due 11/15/2039 ($900 million) (the “2039 Biopharma Notes”) (b)	893	892
2.38% senior unsecured notes due 6/3/2041 (CHF 648 million) (the “2041 CHF Notes”) (g)	777	—
4.375% senior unsecured notes due 9/15/2045 ($500 million) (the “2045 U.S. Notes”) (c)	500	500
1.94% senior unsecured notes due 10/10/2045 (CHF 125 million) (the “2045 CHF Notes”) (d)	150	157
2.51% senior unsecured notes due 6/3/2046 (CHF 502 million) (the “2046 CHF Notes”) (g)	601	—
1.8% senior unsecured notes due 9/18/2049 (€750 million) (the “2049 Biopharma Euronotes”) (b)	846	873
3.4% senior unsecured notes due 11/15/2049 ($900 million) (the “2049 Biopharma Notes”) (b)	891	891
2.6% senior unsecured notes due 10/01/2050 ($1.0 billion) (the “2050 U.S. Notes”) (c)	983	983
2.8% senior unsecured notes due 12/10/2051 ($1.0 billion) (the “2051 U.S. Notes”) (c)	986	985
2.50% senior unsecured notes due 6/3/2056 (CHF 382 million) (the “2056 CHF Notes”) (g)	458	—
Other	2	1
Total debt	26,482	18,418
Less: currently payable	(2,094)	(2)
Long-term debt	$24,388	$18,416
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
(d) Issued by DH Switzerland Finance S.a.r.l. (“Danaher Switzerland”).
(e) Issued by DH Japan Finance S.a.r.l. (“Danaher Japan”).
(f) Issued by DH Europe Finance S.a.r.l. (“Danaher International”).
(g) Issued by DH Masi Finance Inc. (“Danaher Masi”).
Debt discounts, premiums and debt issuance costs totaled $126 million and $93 million as of September 25, 2026 and December 31, 2025, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of debt table above. For additional details regarding the Company’s debt financing, refer to Note 13 of the

Company’s financial statements as of and for the year ended December 31, 2025 included in the Company’s 2025 Annual Report.
The Company has historically satisfied short-term liquidity needs that are not met through operating cash flow and available cash primarily through issuances of commercial paper under its U.S. dollar and euro-denominated commercial paper programs. The Company’s $5.0 billion unsecured, multi-year revolving credit facility with a syndicate of banks that expires on August 11, 2028 (the “Credit Facility”) is available for direct borrowings and provides credit support for the commercial paper programs. For a description of the Credit Facility, refer to the Company’s 2025 Annual Report. As of September 25, 2026, no borrowings were outstanding under the Credit Facility. As of September 25, 2026, the Company has classified approximately $4.7 billion of its borrowings outstanding under the euro-denominated commercial paper programs as long-term debt in the accompanying Consolidated Condensed Balance Sheet (even though such borrowings are scheduled to mature within one year of September 25, 2026) as the Company had the intent and ability, as supported by availability under the Credit Facility, to refinance these borrowings for at least one year from the balance sheet date. The classification of the Company’s debt is based upon the Company’s refinancing intent, which considers current market conditions, expected liquidity and availability and needs in light of current business operations and upcoming acquisitions.
As of September 25, 2026, borrowings outstanding under the Company’s euro-denominated commercial paper program had a weighted average annual interest rate of 2.8% and a weighted average remaining maturity of approximately 76 days. There were no borrowings outstanding under the U.S. dollar-denominated commercial paper program as of September 25, 2026.
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
The Company’s obligations under the 364-Day Facility are unsecured. The Company has unconditionally and irrevocably guaranteed the obligations of each of its subsidiaries in the event a subsidiary is named a borrower under the 364-Day Facility. The 364-Day Facility contains customary representations, warranties, conditions precedent, events of default, indemnities and affirmative and negative covenants. The 364-Day Facility requires the Company to maintain a Consolidated Leverage Ratio (as defined in the 364-Day Facility) of 0.65 to 1.00 or less. Borrowings under the 364-Day Facility are prepayable at the Company’s option at any time in whole or in part without premium or penalty. The 364-Day Facility is available for liquidity support for Danaher’s commercial paper programs, as discussed above, and for general corporate purposes. There were no borrowings outstanding under the 364-Day Facility as of September 25, 2026.
Long-Term Debt Repayments
On March 18, 2026, the Company repaid the €1.3 billion aggregate principal amount of the 2026 Biopharma Euronotes upon their maturity using available cash and proceeds from the issuance of commercial paper.
In the fourth quarter of 2026, on September 30, 2026, the Company repaid the €800 million aggregate principal amount of the 2026 Euronotes upon their maturity using available cash on hand.
Debt Issuances
On April 23, 2026, Danaher Corporation completed a public offering of Euro-denominated notes due 2028, 2030, 2034, and 2038 (collectively the “Masimo Financing Euronotes”).
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
The Company has also issued foreign currency denominated long-term debt as partial hedges of its net investments in foreign operations against adverse movements in exchange rates between the U.S. dollar and the euro, Japanese yen and Swiss franc. These debt issuances are designated and qualify as nonderivative hedging instruments. Accordingly, the foreign currency translation of these debt instruments is recorded in accumulated OCI, offsetting the foreign currency translation adjustment of the Company’s related net investment that is also recorded in accumulated OCI. These instruments mature on dates ranging from September 2026 to October 2045.
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
The following table summarizes the notional values as of September 25, 2026 and September 26, 2025 and pretax impact of changes in the fair values of instruments designated as net investment hedges and cash flow hedges in accumulated OCI for the three and nine-month periods ended September 25, 2026 and September 26, 2025 ($ in millions):

	Original Notional Amount	Notional Amount Outstanding	Gain (Loss) Recognized in OCI	Amounts Reclassified from OCI
For the Three-Month Period Ended September 25, 2026:
Net investment hedges:
Cross-currency contracts	$3,875	$2,500	$(7)	$—
Foreign currency denominated debt	12,904	12,904	19	—
Cash flow hedges:
Cross-currency contracts	4,000	2,600	(20)	1
Interest rate swaps	1,600	—	—	1
Total	$22,379	$18,004	$(8)	$2

For the Three-Month Period Ended September 26, 2025:
Net investment hedges:
Cross-currency contracts	$3,875	$2,500	$22	$—
Foreign currency denominated debt	4,490	4,490	21	—
Cash flow hedges:
Cross-currency contracts	4,000	2,600	49	(1)
Interest rate swaps	1,600	—	—	1
Total	$13,965	$9,590	$92	$—

For the Nine-Month Period Ended September 25, 2026:
Net investment hedges:
Cross-currency contracts	$3,875	$2,500	$33	$—
Foreign currency denominated debt	12,904	12,904	342	—
Cash flow hedges:
Cross-currency contracts	4,000	2,600	13	(80)
Interest rate swaps	1,600	—	—	3
Total	$22,379	$18,004	$388	$(77)

For the Nine-Month Period Ended September 26, 2025:
Net investment hedges:
Cross-currency contracts	$3,875	$2,500	$(234)	$—
Foreign currency denominated debt	4,490	4,490	(405)	—
Cash flow hedges:
Cross-currency contracts	4,000	2,600	(112)	328
Interest rate swaps	1,600	—	—	2
Total	$13,965	$9,590	$(751)	$330

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
The Company did not reclassify any other deferred gains or losses related to net investment hedges or cash flow hedges from accumulated OCI to earnings during the three and nine-month periods ended September 25, 2026 and September 26, 2025. In addition, the Company did not have any ineffectiveness related to net investment hedges or cash flow hedges during the three and nine-month periods ended September 25, 2026 and September 26, 2025. Should any ineffectiveness arise, any ineffective portions of the hedges would be reclassified from accumulated OCI into earnings during the period of change. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in all other investing activities in the accompanying Consolidated Condensed Statements of Cash Flows. The cash inflows and outflows associated with the Company’s derivative contracts designated as cash flow hedges are classified in cash flows from operating activities in the accompanying Consolidated Condensed Statements of Cash Flows.
The Company’s derivative instruments, as well as its nonderivative debt instruments designated and qualifying as net investment hedges, were classified in the Company’s Consolidated Condensed Balance Sheets as follows ($ in millions):

	September 25, 2026	December 31, 2025
Derivative assets:
Other long-term assets	$165	$150

Derivative liabilities:
Accrued expenses and other liabilities	11	42

Nonderivative hedging instruments:
Notes payable and current portion of long-term debt	2,092	—
Long-term debt	10,812	6,054
Amounts related to the Company’s derivatives expected to be reclassified from accumulated OCI to net earnings during the next 12 months, if interest rates and foreign exchange rates remain unchanged, are not significant.

NOTE 13. COMMITMENTS AND CONTINGENCIES
Hawkins Litigation
On July 17, 2023, a putative securities class action was filed in the United States District Court for the District of Columbia, captioned “Hawkins v. Danaher Corporation et al., Case No. 1:23-cv-02055” (“Hawkins Action”). The complaint was amended on December 29, 2023 and names the Company and certain of its current or former officers. The complaint asserts claims under Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), SEC Rule 10b-5, and Section 20(a) of the Exchange Act, purportedly on behalf of persons and entities who acquired our securities between January 27, 2022 and October 23, 2023 (the “Class Period”). Plaintiffs allege that, during the Class Period, defendants made material misrepresentations or omissions regarding, among other things, the Company’s anticipated revenues for its bioprocessing business that artificially inflated the Company’s stock price. Plaintiffs seek, among other things, damages in an unspecified amount, as well as fees and costs. Defendants moved to dismiss the amended complaint on February 27, 2024, and on August 4, 2025, the court granted in part and denied in part defendants’ motion to dismiss. The parties have executed a settlement agreement to resolve this matter, and based on the terms of the agreement, the Company recorded a settlement liability as well as an offsetting insurance receivable. The court granted final approval of the settlement at a hearing in September 2026 and indicated that a written order would be issued. The settlement will not have a material impact on the Company’s results of operations or cash flows.
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
Apple Litigation
On January 9, 2020, Masimo filed a complaint against Apple Inc. (“Apple”) in the United States District Court for the Central District of California (“District Court”) for patent infringement, trade secret misappropriation and ownership and correction of inventorship of certain Apple patents. Masimo seeks, among other things, damages. Stemming from an April 2023 jury trial that ended in a mistrial, the District Court granted Apple’s motion for judgment as a matter of law on certain trade secrets and denied the remainder of Apple’s motion. Beginning November 5, 2024, the District Court conducted a bench trial on Masimo’s remaining trade secret, ownership and inventorship claims, finding Masimo proved misappropriation of two trade secrets but had not established its claims for patent ownership and inventorship. After completion of Inter Partes review proceedings, the District Court held a jury trial on Masimo’s patent infringement claims in November 2025. The jury returned a verdict of $634 million. The District Court denied Apple’s post-trial motions and entered final judgment on July 20, 2026. On October 5, 2026, the District Court awarded Masimo approximately $184 million in pre-judgment interest and ordered Apple to pay post-judgment interest on the combined total of the verdict amount and the pre-judgment interest amount. Masimo and Apple filed notices of appeal to the United States Court of Appeals for the Federal Circuit in July and August 2026, respectively.
On June 30, 2021, Masimo filed a complaint with the United States International Trade Commission (“ITC”) against Apple for infringement of certain patents not asserted in the litigation described above. On October 26, 2023, the ITC issued a Notice of Final Determination finding Apple violated Section 337 of the Tariff Act of 1930 by importing and selling certain Apple Watches with light-based pulse oximetry functionality and components that infringe certain of Masimo’s patents. The ITC issued a Limited Exclusion Order (“LEO”) prohibiting the unlicensed entry of infringing devices and a Cease and Desist Order, both of which are currently in effect. Apple appealed to the United States Court of Appeals for the Federal Circuit and the panel ruled in Masimo’s favor. On September 3, 2026, Apple filed a petition for writ of certiorari in the Supreme Court of the United States. Apple’s petition is pending.
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
Department of Justice Investigation
On February 21, 2024, Masimo received a subpoena from the Department of Justice (“DOJ”) seeking documents and information related to its Rad-G® and Rad-97® products, including information relating to complaints surrounding the products and Masimo’s decision to recall the Rad-G®. On March 25, 2024, Masimo received a civil investigative demand from the DOJ pursuant to the False Claims Act seeking documents and information related to customer returns of Rad-G® and Rad-97® products, including returns related to the recall referenced in the prior sentence. On February 27, 2026, Masimo received a supplemental grand jury subpoena seeking documents and information related to the foregoing matters. Masimo is cooperating with the government. Requests and an investigation of this nature may lead to the assertion of claims or the commencement of legal proceedings against Masimo, which in turn may lead to fines, penalties or other liabilities. The Company believes the reasonably possible range of loss with respect to this matter is between approximately $5 million and $40 million.
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
The arbitration panel has bifurcated the proceedings. A hearing on Willow’s breach claims and Masimo’s overpayment claim is scheduled to take place in November 2026 and a hearing to address most of Masimo’s counterclaims is scheduled to take place in October 2027.
On February 6, 2026, Mr. Kiani filed a lawsuit in the Orange County Superior Court against Masimo, challenging the arbitrability of the claims asserted against him personally. Masimo filed a motion to compel arbitration, which was denied on procedural grounds. Masimo has filed an answer and a motion for summary judgment, which is scheduled for hearing on December 17, 2026.
The outcomes of these proceedings remain uncertain, and except as set forth above the Company is unable to reasonably estimate the possible loss or range of loss, if any. As discussed in Note 2, the Company is continuing to evaluate certain pre-acquisition contingencies, including legal contingencies, associated with the Masimo Acquisition.
The Company reviews the adequacy of its legal reserves on a quarterly basis and establishes reserves for loss contingencies that are both probable and reasonably estimable. For further discussion of the Company’s litigation and contingencies, refer to Note 17 of the Company’s financial statements as of and for the year ended December 31, 2025 included in the Company’s 2025 Annual Report.

NOTE 14. STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION
Stockholders’ Equity
The Company’s Board of Directors has approved the following programs to repurchase shares of the Company’s common stock:

Name of program	Date of Board of Directors approval	Number of shares of Company common stock approved for repurchase	Number of shares remaining available for repurchase as of September 25, 2026
2024 Repurchase Program	July 22, 2024	20,000,000	—
2025 Repurchase Program	September 9, 2025	35,000,000	32,000,000
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
During the nine-month period ended September 25, 2026, the Company repurchased approximately 5.0 million shares of the Company’s common stock for $903 million, inclusive of excise taxes. Approximately 2.0 million of these shares were repurchased under the 2024 Repurchase Program and approximately 3.0 million of these shares were repurchased under the 2025 Repurchase Program.
During the three and nine-month periods ended September 26, 2025, the Company repurchased approximately 10.0 million and 14.5 million shares, respectively, of the Company’s common stock for approximately $2.0 billion and $3.1 billion, respectively, inclusive of excise taxes, as part of the 2024 Repurchase Program.
In the nine-month periods ended September 25, 2026 and September 26, 2025, the Company paid $27 million and $56 million in excise taxes related to the 2025 and 2024 share repurchases, respectively. Cash paid for excise taxes on share repurchases is included in all other financing activities in the accompanying Consolidated Condensed Statements of Cash Flows.
The following table summarizes the activity of the Company’s issued shares (shares in millions):

	Three-Month Period Ended		Nine-Month Period Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Common stock - shares issued:
Balance, beginning of period	888.2	885.9	886.9	884.3
Common stock-based compensation awards	0.6	0.4	1.9	2.0
Balance, end of period	888.8	886.3	888.8	886.3
Special Equity Awards
On August 4, 2026, the Company granted special long-term growth awards of non-qualified stock options and RSUs to certain executive officers and other key leaders under the Company’s Amended and Restated Omnibus Incentive Plan. Additionally, the Company granted special non-qualified stock options to purchase 1.0 million shares of the Company’s common stock and RSUs with respect to 0.5 million shares of the Company’s common stock to each of the Company’s founders, Steven M. Rales and Mitchell P. Rales, who serve as directors and executive officers of the Company.
The exercise price of each option described above was equal to the closing market price of the Company’s common stock on the grant date of August 4, 2026. The RSUs described above vest over periods ranging from 12 months to five years.
Compensation expense associated with these awards is recognized over the requisite service period. During both the three and nine-month periods ended September 25, 2026, the Company recognized $14 million of stock-based compensation expense related to these awards.

On October 9, 2026, each of Steven M. Rales and Mitchell P. Rales waived their rights to such RSUs for no consideration. In accordance with the accounting for the cancellation of equity awards under ASC 718, Compensation-Stock Compensation, the Company will recognize a non-cash charge for the remaining $185 million of unrecognized stock-based compensation cost associated with such RSUs in the fourth quarter of 2026. This amount is included in the unrecognized compensation cost described below.
Stock-Based Compensation
For a full description of the Company’s stock-based compensation programs, refer to Note 18 of the Company’s financial statements as of and for the year ended December 31, 2025 included in the Company’s 2025 Annual Report. As of September 25, 2026, approximately 50 million shares of the Company’s common stock were reserved for issuance under the Amended and Restated Danaher Corporation Omnibus Incentive Plan.
The following summarizes the components of the Company’s stock-based compensation expense ($ in millions):

	Three-Month Period Ended		Nine-Month Period Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
RSUs/PSUs:
Pretax compensation expense	$82	$49	$182	$137
Income tax benefit	(17)	(10)	(37)	(28)
RSU/PSU expense, net of income taxes	65	39	145	109
Stock options:
Pretax compensation expense	33	34	84	98
Income tax benefit	(7)	(7)	(18)	(20)
Stock option expense, net of income taxes	26	27	66	78
Total stock-based compensation:
Pretax compensation expense	115	83	266	235
Income tax benefit	(24)	(17)	(55)	(48)
Total stock-based compensation expense, net of income taxes	$91	$66	$211	$187
Stock-based compensation has been recognized as a component of SG&A and R&D expenses in the accompanying Consolidated Condensed Statements of Earnings. As of September 25, 2026, $493 million of total unrecognized compensation cost related to RSUs/PSUs is expected to be recognized over a weighted average period of approximately three years. As of September 25, 2026, $386 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately three years. Future compensation amounts will be adjusted for any changes in estimated forfeitures.

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
The changes in accumulated OCI by component are summarized below ($ in millions).

	Foreign Currency Translation Adjustments	Pension and Postretirement Plan Benefit Adjustments		Cash Flow Hedge Adjustments		Accumulated Comprehensive Income (Loss)
For the Three-Month Period Ended September 25, 2026:
Balance, June 26, 2026	$(782)	$(184)		$171		$(795)
OCI before reclassifications:
Increase (decrease)	(56)	—		(20)		(76)
Income tax impact	3	—		—		3
OCI before reclassifications, net of income taxes	(53)	—		(20)		(73)
Reclassification adjustments:
Increase (decrease)	—	2	(a)	2	(b)	4
Income tax impact	—	—		(1)		(1)
Reclassification adjustments, net of income taxes	—	2		1		3
Net OCI, net of income taxes	(53)	2		(19)		(70)
Balance, September 25, 2026	$(835)	$(182)		$152		$(865)

For the Three-Month Period Ended September 26, 2025:
Balance, June 27, 2025	$(427)	$(297)		$155		$(569)
OCI before reclassifications:
Increase (decrease)	(65)	—		49		(16)
Income tax impact	(6)	—		—		(6)
OCI before reclassifications, net of income taxes	(71)	—		49		(22)
Reclassification adjustments:
Increase (decrease)	—	2	(a)	—	(b)	2
Income tax impact	—	—		(1)		(1)
Reclassification adjustments, net of income taxes	—	2		(1)		1
Net OCI, net of income taxes	(71)	2		48		(21)
Balance, September 26, 2025	$(498)	$(295)		$203		$(590)

	Foreign Currency Translation Adjustments	Pension and Postretirement Plan Benefit Adjustments		Cash Flow Hedge Adjustments		Accumulated Comprehensive Income (Loss)
For the Nine-Month Period Ended September 25, 2026:
Balance, December 31, 2025	$(239)	$(185)		$217		$(207)
OCI before reclassifications:
Increase (decrease)	(589)	—		13		(576)
Income tax impact	(7)	—		—		(7)
OCI before reclassifications, net of income taxes	(596)	—		13		(583)
Reclassification adjustments:
Increase (decrease)	—	4	(a)	(77)	(b)	(73)
Income tax impact	—	(1)		(1)		(2)
Reclassification adjustments, net of income taxes	—	3		(78)		(75)
Net OCI, net of income taxes	(596)	3		(65)		(658)
Balance, September 25, 2026	$(835)	$(182)		$152		$(865)

For the Nine-Month Period Ended September 26, 2025:
Balance, December 31, 2024	$(2,904)	$(300)		$(14)		$(3,218)
OCI before reclassifications:
Increase (decrease)	2,350	—		(112)		2,238
Income tax impact	56	—		—		56
OCI before reclassifications, net of income taxes	2,406	—		(112)		2,294
Reclassification adjustments:
Increase (decrease)	—	6	(a)	330	(b)	336
Income tax impact	—	(1)		(1)		(2)
Reclassification adjustments, net of income taxes	—	5		329		334
Net OCI, net of income taxes	2,406	5		217		2,628
Balance, September 26, 2025	$(498)	$(295)		$203		$(590)
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide material information relevant to an assessment of Danaher Corporation’s (“Danaher,” the “Company,” “we,” “us” or “our”) financial condition and results of operations, including an evaluation of the amounts and certainty of cash flows from operations and from outside sources. The MD&A is designed to focus specifically on material events and uncertainties known to management that are reasonably likely to cause reported financial information not to be necessarily indicative of future operating results or of future financial condition. This includes descriptions and amounts of matters that have had a material impact on reported operations, as well as matters that are reasonably likely based on management’s assessment to have a material impact on future operations. The Company’s MD&A is divided into five sections:
•Information Relating to Forward-Looking Statements
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Estimates
You should read this discussion along with the Company’s MD&A and audited financial statements and Notes thereto as of and for the year ended December 31, 2025, included in the Company’s 2025 Annual Report and the Company’s Consolidated Condensed Financial Statements and related Notes as of and for the three and nine-month periods ended September 25, 2026 included in this Quarterly Report on Form 10-Q (“Report”).

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain statements included or incorporated by reference in this Report, in other documents we file with or furnish to the Securities and Exchange Commission, in our press releases, webcasts, conference calls, presentations, materials delivered to shareholders and other communications, are “forward-looking statements” within the meaning of the U.S. federal securities laws. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of tariff or other trade-related impacts, revenue, expenses, profit, profit margins, asset values, pricing, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, customer demand, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions and the integration thereof (including our integration of Masimo and the anticipated benefits of such acquisition, which is further described in Note 2 to the accompanying Consolidated Condensed Financial Statements), divestitures, spin-offs, split-offs, initial public offerings, other securities offerings or other distributions, strategic opportunities, stock repurchases, dividends, executive compensation and potential executive stock sales or purchases; growth, declines and other trends in markets we sell into; future, new or modified laws, regulations, accounting pronouncements or public policy changes; regulatory approvals and the timing and conditionality thereof; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; future currency exchange rates and fluctuations in those rates; the potential or anticipated direct or indirect impact of public health crises, climate change, military or geopolitical conflicts or other man-made or natural disasters on our business, results of operations and/or financial condition; general economic and capital markets conditions; the anticipated timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that Danaher intends or believes will or may occur in the future. Terminology such as “believe,” “anticipate,” “assume,” “continue,” “should,” “could,” “intend,” “will,” “plan,” “aim,” “expect,” “estimate,” “project,” “target,” “can,” “may,” “possible,” “potential,” “upcoming,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words.
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

OVERVIEW
General
As a result of the Company’s geographic and industry diversity, the Company faces a variety of opportunities and challenges, including rapid technological development (particularly with respect to computing, automation, artificial intelligence, mobile connectivity and digitization) in most of the Company’s served markets, the expansion and evolution of opportunities in high-growth markets, trends and costs associated with a global labor force, consolidation of the Company’s competitors, increasing regulation and a rapidly evolving global trade environment.  The Company operates in a highly competitive business environment in most markets, and the Company’s long-term growth and profitability will depend in particular on its ability to expand its business in high-growth geographies and high-growth market segments, identify, consummate and integrate appropriate acquisitions and identify and consummate appropriate investments and strategic partnerships, develop innovative and differentiated new products and services with higher gross profit margins, expand and improve the effectiveness of the Company’s sales force, continue to reduce costs and improve operating efficiency and quality and effectively address the demands of an increasingly regulated global environment and the evolving trade environment.  The Company is making significant investments, organically and through acquisitions and investments, to address the rapid pace of technological change and increasing demand for automation in its served markets and to position its manufacturing, research and development and customer-facing resources to be responsive to the Company’s customers throughout the world and improve the efficiency of the Company’s operations.
Business Performance and Outlook
During the third quarter of 2026, the Company’s overall revenues and core sales increased 8.5% and 3.0%, respectively, compared to the comparable period of 2025. Core sales excluding respiratory testing increased 5.5% during the third quarter of 2026 compared to the comparable period of 2025. The increase in core sales excluding respiratory testing in the third quarter of 2026 was due to higher core sales in all three segments. The segments benefited from sequentially strengthened demand from applied, clinical, pharmaceutical, biopharmaceutical and biotechnology customers. Demand from academic and government customers also improved but remained muted overall. Acquisitions contributed 6.5% to the increase in sales while tariff refunds to customers decreased reported sales by 1.0% during the three-month period ended September 25, 2026. For the same period, the impact of foreign currency did not have a significant impact on reported sales. For the nine-month period ended September 25, 2026, the Company’s overall revenues and core sales increased 6.0% and 2.0%, respectively, compared to the comparable period of 2025. The increase in core sales was due to higher core sales in the Biotechnology and Life Sciences segments, partially offset by lower core sales in the Diagnostics segment. Core sales excluding respiratory testing increased 4.5% during the nine-month period ended September 25, 2026 compared to the comparable period of 2025. During the nine-month period ended September 25, 2026, acquisitions contributed 3.0% to the increase in sales and the impact of foreign currency increased reported sales by 1.5%, while tariff refunds to customers decreased sales by 0.5%. Price decreases of 0.5% negatively impacted sales growth on a year-over-year basis during both the three and nine-month periods ended September 25, 2026. Price changes are reflected as a component of core sales above. For the definitions of “core sales,” “core sales excluding respiratory testing,” “acquisitions” and “tariff refunds to customers” refer to “—Results of Operations” below.
Geographically, the Company’s sales in the three-month period ended September 25, 2026 in developed markets increased year-over-year by 5% and core sales in developed markets were flat as a mid-single digit increase in core sales in Western Europe was offset by a low-single digit core sales decrease in North America and declines in other developed markets. The decrease in core sales in North America was primarily driven by the Diagnostics segment due to lower respiratory sales. For the same period, sales in high-growth markets increased year-over-year by 15% and core sales in such markets were up 10% driven by increases across all three segments and across all major high-growth market regions, led by high-single digit core sales growth in China. In China, the Biotechnology and Life Sciences segments were supported by healthy funding and investment levels. High-growth markets represented approximately 31% of the Company’s total sales in the third quarter of 2026. For additional information regarding the Company’s sales by geographical region during the three and nine-month periods ended September 25, 2026 and September 26, 2025, refer to Note 5 to the accompanying Consolidated Condensed Financial Statements.
The Company’s net earnings from continuing operations for the three and nine-month periods ended September 25, 2026 totaled approximately $1.2 billion and $3.1 billion, or $1.71 and $4.38 per diluted common share, respectively, compared to $908 million and approximately $2.4 billion, or $1.27 and $3.37 per diluted common share, respectively, for the three and nine-month periods ended September 26, 2025. Discrete tax benefits related to the release of reserves for uncertain tax positions resulting from audit settlements in 2026 of $263 million (or $0.37 per diluted common share) recorded in the three and nine-month periods ended September 25, 2026 and impairment charges in 2025 of $101 million ($70 million after-tax or $0.10 per diluted common share) and $548 million ($409 million after-tax or $0.57 per diluted common share), recorded in the three and nine-month periods ended September 26, 2025, respectively, drove the year-over-year increase in net earnings from continuing operations and diluted net earnings per common share from continuing operations in both periods.
Currency exchange rates did not have a significant impact on reported sales during the three-month period and increased reported sales by approximately 1.5% for the nine-month period ended September 25, 2026, compared to the comparable periods of 2025, primarily due to the exchange rates of the U.S. dollar compared to the euro and other major currencies. In future periods, strengthening of the U.S. dollar against other major currencies compared to the exchange rates in effect as of September 25, 2026 would adversely impact the Company’s sales and results of operations on an overall basis, and weakening of the U.S. dollar against other major currencies compared to the exchange rates in effect as of September 25, 2026 would positively impact the Company’s sales and results of operations. In addition to the translational exchange rate risk to sales, the Company also faces transactional exchange rate risk from transactions with customers in countries outside the U.S. and from intercompany transactions between affiliates. Transactional exchange rate risk (and any resulting gains or losses) arises from the purchase and sale of goods and services in currencies other than the Company’s functional currency or the functional currency of its applicable subsidiary.

Danaher operates a diversified global supply chain and sources parts and materials globally. In February 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”), which the U.S. administration relied on to impose certain tariffs, does not authorize the imposition of such tariffs. On March 4, 2026, the U.S. Court of International Trade ordered the U.S. Customs and Border Protection (“CBP”) to process refunds of the IEEPA tariffs, and the CBP has begun accepting and processing applications for refunds on certain IEEPA tariffs. The IEEPA tariffs remain subject to ongoing litigation between the administration and other parties. In response to the U.S. Supreme Court ruling mentioned above, the administration implemented new tariffs under alternative statutory authority. The Company intends to pursue any refunds to which it is entitled. The full impact of the U.S. Supreme Court’s ruling and the administration’s response, including the timing and extent of additional refunds and the impact of the new tariffs, remain uncertain. The tariffs enacted in 2025 and in the first nine months of 2026 did not have a material impact on the Company’s business or financial statements in the periods presented. The impact to net earnings of the IEEPA tariff refunds, net of tariff refunds to customers, was less than $100 million.
While the Company did not experience material interruption to its supply chain or operations in the first nine months of 2026 as a result of the conflict in the Middle East, the Company did experience delays and higher logistics costs in the delivery of goods to customers in the region. The conflict has impacted the export of oil and natural gas from the Persian Gulf, creating upward pressure on oil and natural gas prices, and has also disrupted and increased the costs of certain other supplies. Refer to “Part II - Other Information - Item 1A - Risk Factors” for a further discussion of the risks relating to the conflict in the Middle East. To the extent the conflict continues and/or escalates, the negative impacts noted above may continue or increase, the risks referenced above may eventuate and demand for the Company’s products could be adversely affected.
Acquisitions
On June 10, 2026, the Company acquired Masimo by acquiring all of the outstanding shares of Masimo’s common stock for a cash purchase price of approximately $9.8 billion, or $180.00 per share, net of cash acquired. Masimo develops and produces monitoring technologies, which include innovative measurements, sensors and patient monitors, serving primarily healthcare customers and is now part of the Company’s Diagnostics segment. Masimo generated revenues of approximately $1.5 billion in 2025. The acquisition of Masimo has provided, and is expected to provide, additional sales and earnings opportunities for the Company by expanding product line diversity, including new product offerings supporting acute care settings. The Company financed the Masimo Acquisition using cash on hand and proceeds from the issuance of long-term debt and commercial paper. The Company preliminarily recorded approximately $4.9 billion of goodwill and $5.0 billion of intangible assets (primarily comprised of $3.4 billion of developed technology, $895 million of customer relationships and $660 million of trade names).
In addition to the Masimo Acquisition, during the three and nine-month periods ended September 25, 2026, the Company acquired one business for total upfront consideration of $37 million in cash and $79 million of deferred consideration. The business acquired complements existing units of the Company’s Life Sciences segment. The Company preliminarily recorded an aggregate of $26 million of goodwill related to this acquisition and $144 million of identifiable intangible assets, of which a majority related to developed technology intangible assets. The annual sales of this business in its last completed fiscal year prior to the acquisition were approximately $10 million.

RESULTS OF OPERATIONS
Non-GAAP Measures
In this Report, references to the non-GAAP measure of core sales (also referred to as core revenues or sales/revenues from existing businesses) refer to sales calculated according to U.S. GAAP, but excluding:
•sales from acquired businesses (as defined below)
•the impact of currency translation; and
•the impact of tariff refunds received by the Company and returned (or expected to be returned) to customers.
Beginning with this Report, the Company is excluding tariff refunds to customers from core sales. References to tariff refunds to customers refer to the impact of tariff refunds related to tariffs collected by the Company in prior periods that are returned, or to be returned, to customers. The Company believes this adjustment helps investors better understand underlying growth trends in the Company’s business that otherwise may be obscured by the above-noted tariff-related impacts.
References to core sales excluding respiratory testing refer to core sales excluding revenues related to the sale of respiratory testing products in the Company’s molecular diagnostics business in the Diagnostics segment. Demand for respiratory testing depends significantly on the severity levels of influenza and influenza-like illness in a given period, and these severity levels are not under management’s control. As a result, presenting core sales on a basis that combines respiratory testing revenue with other business revenues can obscure underlying growth trends. The Company believes that presenting this measure will complement the core sales measure, enhance investors’ understanding of the historical and anticipated performance of the Diagnostics businesses and Danaher as a whole, including with respect to underlying growth trends, and facilitate comparisons of period-to-period performance.
References to sales or operating profit attributable to acquisitions or acquired businesses refer to sales or operating profit, as applicable, from acquired businesses recorded prior to the first anniversary of the acquisition less any sales and operating profit, during the applicable period, attributable to divested product lines not considered discontinued operations. The portion of revenue attributable to currency translation is calculated as the difference between:
•the period-to-period change in revenue (excluding sales from acquired businesses and the impact from tariff refunds to customers for tariffs collected in prior periods (as defined above)); and
•the period-to-period change in revenue (excluding sales from acquired businesses and the impact from tariff refunds to customers for tariffs collected in prior periods (as defined above)) after applying current period foreign exchange rates to the prior year period.
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
Sales Growth and Core Sales Growth

	% Change Three-Month Period Ended September 25, 2026 vs. Comparable 2025 Period	% Change Nine-Month Period Ended September 25, 2026 vs. Comparable 2025 Period
Total sales growth (GAAP)	8.5%	6.0%
Impact of:
Acquisitions/divestitures	(6.5)%	(3.0)%
Currency exchange rates	—%	(1.5)%
Tariff refunds to customers	1.0%	0.5%
Core sales growth (non-GAAP)	3.0%	2.0%
Impact of respiratory testing	2.5%	2.5%
Core sales growth excluding respiratory testing (non-GAAP)	5.5%	4.5%
Operating Profit Performance
Operating profit margins decreased 10 basis points from 19.1% during the three-month period ended September 26, 2025 to 19.0% for the three-month period ended September 25, 2026.
Third quarter 2026 vs. third quarter 2025 operating profit margin comparisons were unfavorably impacted by:
•Third quarter 2026 acquisition-related fair value adjustment to inventory related to the Masimo Acquisition in the Diagnostics segment - 130 basis points

•Incremental dilutive effect in 2026 of acquired businesses - 125 basis points
•Third quarter 2026 compensation expense related to special long-term growth equity awards granted to the Company’s founders, certain executive officers and other key leaders in the third quarter of 2026 - 20 basis points
Third quarter 2026 vs. third quarter 2025 operating profit margin comparisons were favorably impacted by:
•Higher third quarter 2026 core sales and the impact of IEEPA tariff refunds, net of changes in leverage in the Company’s operational and administrative cost structure and the impact of product mix - 170 basis points
•Third quarter 2025 impairment charges related to technology and other intangible assets in the Biotechnology segment and a trade name in the Diagnostics segment, net of a third quarter 2026 impairment charge related to a facility in the Biotechnology segment. Refer to Note 9 to the accompanying Consolidated Condensed Financial Statements for additional information - 85 basis points
•Third quarter 2026 settlement of an acquisition-related contingency in the Life Sciences segment - 10 basis points
Operating profit margins increased 180 basis points from 18.0% during the nine-month period ended September 26, 2025 to 19.8% for the nine-month period ended September 25, 2026.
Year-to-date 2026 vs. year-to-date 2025 operating profit margin comparisons were favorably impacted by:
•First nine months of 2025 impairment charges related to trade names in the Life Sciences and Diagnostics segments, and impairment charges related to technology, other intangible assets and a facility in the Biotechnology segment, net of a first nine months of 2026 impairment charge related to a facility in the Biotechnology segment - 280 basis points
•Higher 2026 core sales, the impact of IEEPA tariff refunds and improvements in leverage in the Company’s operational and administrative cost structure, net of the impact of product mix - 65 basis points
•First nine months of 2026 settlement of an acquisition-related contingency in the Life Sciences segment - 5 basis points
Year-to-date 2026 vs. year-to-date 2025 operating profit margin comparisons were unfavorably impacted by:
•First nine months of 2026 fair value adjustments to inventory, transaction costs deemed significant and pre-acquisition share-based and change-in-control payments, in each case related to the Masimo Acquisition in the Diagnostics segment - 110 basis points
•Incremental dilutive effect in 2026 of acquired businesses - 50 basis points
•First nine months of 2026 compensation expense related to special long-term growth equity awards granted to the Company’s founders, certain executive officers and other key leaders in the third quarter of 2026 - 10 basis points
Business Segments
Sales by business segment for each of the periods indicated were as follows ($ in millions):

	Three-Month Period Ended		Nine-Month Period Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Biotechnology	$1,807	$1,798	$5,524	$5,260
Life Sciences	1,865	1,792	5,481	5,249
Diagnostics	2,882	2,463	7,765	7,221
Total	$6,554	$6,053	$18,770	$17,730
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

Biotechnology Selected Financial Data

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Sales	$1,807	$1,798	$5,524	$5,260
Operating profit	477	352	1,567	1,324
Depreciation	44	38	124	110
Amortization of intangible assets	227	231	692	672
Operating profit as a % of sales	26.4%	19.6%	28.4%	25.2%
Depreciation as a % of sales	2.4%	2.1%	2.2%	2.1%
Amortization as a % of sales	12.6%	12.8%	12.5%	12.8%
Sales Growth and Core Sales Growth

	% Change Three-Month Period Ended September 25, 2026 vs. Comparable 2025 Period	% Change Nine-Month Period Ended September 25, 2026 vs. Comparable 2025 Period
Total sales growth (GAAP)	0.5%	5.0%
Impact of:
Currency exchange rates	0.5%	(1.5)%
Tariff refunds to customers	4.0%	1.0%
Core sales growth (non-GAAP)	5.0%	4.5%
Price increases in the segment did not have a significant impact on sales growth during the three-month period ended September 25, 2026 and contributed 1.0% to sales growth on a year-over-year basis during the nine-month period ended September 25, 2026 and are reflected as a component of core sales above.
Total segment sales increased 0.5% and 5.0% during the three and nine-month periods, respectively. The increase in segment sales in both the three and nine-month periods was led by increased core sales, partially offset by tariff refunds to customers. The impact of currency exchange rates partially offset the increase in segment sales in the three-month period and contributed to the increase in segment sales in the nine-month period. In the three-month period ended September 25, 2026, the year-over-year increase in total segment core sales was led by increased sales of consumables and equipment. The year-over-year increase in total segment core sales in the nine-month period ended September 25, 2026 was led by increased sales of consumables, partially offset by lower equipment sales. Geographically, the increase in core sales in the three-month period ended September 25, 2026 was led by China and Western Europe. The increase in core sales in the nine-month period ended September 25, 2026 was led by China and Western Europe, partially offset by declines in North America.
Core sales in the bioprocessing business increased towards the upper end of mid-single digits in the three-month period and increased mid-single digits in the nine-month period primarily driven by mid-single digit increases in consumables demand and to a lesser extent, improved equipment sales. Core sales in the discovery and medical business decreased year-over-year in the three-month period and increased slightly in the nine-month period. In the three-month period, higher demand for protein research was more than offset by decreased consumables sales. In the nine-month period, increased consumables demand contributed to the year-over-year increase in core sales.
Operating Profit Performance
Operating profit margins increased 680 basis points during the three-month period ended September 25, 2026 as compared to the comparable period of 2025. The following factors favorably impacted year-over-year operating profit margin:
•Higher third quarter of 2026 core sales, the impact of IEEPA tariff refunds and improvements in leverage in the Company’s operational and administrative cost structure, net of the impact of product mix - 490 basis points
•Third quarter 2025 impairment charges related to technology and other intangible assets, net of a third quarter 2026 impairment charge related to a facility - 190 basis points

Operating profit margins increased 320 basis points during the nine-month period ended September 25, 2026 as compared to the comparable period of 2025. The following factors favorably impacted year-over-year operating profit margin:
•Higher 2026 core sales, the impact of IEEPA tariff refunds and improvements in leverage in the Company’s operational and administrative cost structure, net of the impact of product mix - 220 basis points
•First nine months of 2025 impairment charges related to technology, other assets and a facility, net of a first nine months of 2026 impairment charge related to a facility - 100 basis points
Depreciation and amortization of intangible assets as a percentage of sales were relatively consistent during both the three and nine-month periods ended September 25, 2026 as compared to the comparable periods of 2025.
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
Life Sciences Selected Financial Data

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Sales	$1,865	$1,792	$5,481	$5,249
Operating profit	259	222	728	184
Depreciation	48	47	144	137
Amortization of intangible assets	153	154	456	453
Operating profit as a % of sales	13.9%	12.4%	13.3%	3.5%
Depreciation as a % of sales	2.6%	2.6%	2.6%	2.6%
Amortization as a % of sales	8.2%	8.6%	8.3%	8.6%
Sales Growth and Core Sales Growth

	% Change Three-Month Period Ended September 25, 2026 vs. Comparable 2025 Period	% Change Nine-Month Period Ended September 25, 2026 vs. Comparable 2025 Period
Total sales growth (GAAP)	4.0%	4.5%
Impact of:
Currency exchange rates	0.5%	(1.0)%
Core sales growth (non-GAAP)	4.5%	3.5%
Price increases in the segment contributed 0.5% to sales growth on a year-over-year basis during the three-month period ended September 25, 2026 and are reflected as a component of core sales above. Price changes did not have a significant impact on sales growth during the nine-month period.
Total segment sales increased 4.0% and 4.5%, respectively, during the three and nine-month periods ended September 25, 2026. The sales increase in both periods was primarily driven by increased core sales, and to a lesser extent currency exchange rates in the nine-month period. In the three-month period the increase in segment sales was partially offset by the impact of currency exchange rates. The year-over-year increase in total segment core sales in both the three and nine-month periods ended September 25, 2026 was driven by an increase in consumables sales, and to a lesser extent higher demand for equipment. Geographically, the core sales increase in the three-month period was led by North America, Western Europe and China. In the nine-month period, the core sales increase was led by Western Europe and China.
The year-over-year increase in segment core sales in both the three and nine-month periods was led by the filtration and the life sciences instruments businesses, and to a lesser extent the life sciences consumables businesses. The year-over-year core sales increase in the filtration business in both periods was driven by higher demand for microelectronic and aerospace products. In both periods, the increase in core sales in the life science instruments businesses was driven by higher demand for consumables and equipment in both the flow cytometry and lab automation solutions and mass spectrometry businesses. The mass spectrometry business benefited from strong demand from pharmaceutical and biopharmaceutical customers and a modest improvement in academic spending in the United States.
Operating Profit Performance
Operating profit margins increased 150 basis points during the three-month period ended September 25, 2026 as compared to the comparable period of 2025.
Third quarter 2026 vs. third quarter 2025 operating profit margin comparisons were favorably impacted by:
•Higher third quarter 2026 core sales and the impact of IEEPA tariff refunds, net of the impact of changes in leverage from the Company’s operations and administrative cost structure - 115 basis points
•Third quarter 2026 settlement of an acquisition-related contingency - 45 basis points
Third quarter 2026 vs. third quarter 2025 operating profit margin comparisons were unfavorably impacted by:
•Incremental dilutive effect in 2026 of acquired businesses - 10 basis points
Operating profit margins increased 980 basis points during the nine-month period ended September 25, 2026 as compared to the comparable period of 2025.
Year-to-date 2026 vs. year-to-date 2025 operating profit margin comparisons were favorably impacted by:
•First nine months of 2025 impairment charge related to a trade name - 825 basis points
•Higher 2026 core sales, the impact of IEEPA tariff refunds and improvements in leverage in the Company’s operational and administrative cost structure, net of the impact of product mix - 145 basis points
•First nine months of 2026 settlement of an acquisition-related contingency - 15 basis points
Year-to-date 2026 vs. year-to-date 2025 operating profit margin comparisons were unfavorably impacted by:
•Incremental dilutive effect in 2026 of acquired businesses - 5 basis points
Amortization of intangible assets as a percentage of sales decreased during both the three and nine-month periods ended September 25, 2026 as compared to the comparable periods of 2025, primarily as a result of the increase in sales.
DIAGNOSTICS
The Diagnostics segment offers clinical instruments, consumables, software and services that hospitals, physicians’ offices, reference laboratories and other critical care settings use to diagnose disease and make treatment decisions.
Diagnostics Selected Financial Data

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Sales	$2,882	$2,463	$7,765	$7,221
Operating profit	614	665	1,704	1,937
Depreciation	113	101	322	301
Amortization of intangible assets	133	48	262	144
Operating profit as a % of sales	21.3%	27.0%	21.9%	26.8%
Depreciation as a % of sales	3.9%	4.1%	4.1%	4.2%
Amortization as a % of sales	4.6%	1.9%	3.4%	2.0%

Sales Growth and Core Sales Growth (Decline)

	% Change Three-Month Period Ended September 25, 2026 vs. Comparable 2025 Period	% Change Nine-Month Period Ended September 25, 2026 vs. Comparable 2025 Period
Total sales growth (GAAP)	17.0%	7.5%
Impact of:
Acquisitions	(16.5)%	(7.0)%
Currency exchange rates	—%	(1.0)%
Core sales growth (decline) (non-GAAP)	0.5%	(0.5)%
Impact of respiratory testing	6.5%	5.5%
Core sales growth excluding respiratory testing (non-GAAP)	7.0%	5.0%
Price decreases in the segment of 1.0% and 1.5%, respectively, in the three and nine-month periods ended September 25, 2026 were primarily attributable to the impact of China’s volume-based procurement program and reimbursement changes, as well as the impact of sales promotions and are reflected as a component of core sales above.
Total segment sales increased 17.0% and 7.5%, respectively, during the three and nine-month periods ended September 25, 2026 primarily as a result of the Masimo Acquisition. In the three-month period ended September 25, 2026, core sales increased as higher demand in the clinical diagnostics businesses more than offset decreased demand for respiratory tests in the molecular diagnostics business. Core sales excluding respiratory testing increased 7.0% during the three-month period ended September 25, 2026. In the nine-month period ended September 25, 2026 the decrease in segment core sales was primarily driven by decreased year-over-year demand for respiratory tests in the molecular diagnostics business, partially offset by increased demand in the clinical diagnostics businesses and higher demand for non-respiratory testing in the molecular diagnostics business. Core sales excluding respiratory testing increased 5.0% during the nine-month period ended September 25, 2026. Geographically, the core sales increase in the three-month period ended September 25, 2026 was led by the high-growth markets, partially offset by North America. Geographically, the core sales decrease in the nine-month period ended September 25, 2026 was led by North America and China, partially offset by an increase in the Middle East. The core sales decrease in China in the nine-month period was partially attributable to the pricing impact of China’s healthcare policy changes. The Company continues to move beyond the most significant year-over-year impacts of these changes that began in late 2024. Core sales increased year-over-year in China in the three-month period.
During both the three and nine-month periods ended September 25, 2026, core sales in the molecular diagnostics business declined year-over-year as increased core sales of non-respiratory tests across most major test categories were more than offset by decreased core sales of respiratory tests. The decreased demand for respiratory tests was driven primarily by lower prevalence of respiratory disease in the nine-month period of 2026 compared to the comparable period of 2025. The relative severity of the upcoming respiratory season and customer purchases in the three and nine-month periods of 2026 in preparation for such respiratory season could adversely impact demand for such tests over the remainder of 2026. In the segment’s clinical diagnostics businesses, core sales increased year-over-year in both the three and nine-month periods, led by the clinical lab business, and to a lesser extent by the pathology diagnostics and acute care diagnostics businesses.
Operating Profit Performance
Operating profit margin decreased 570 basis points during the three-month period ended September 25, 2026 as compared to the comparable period of 2025.
Third quarter 2026 vs. third quarter 2025 operating profit margin comparisons were unfavorably impacted by:
•Incremental dilutive effect in 2026 of acquired businesses - 365 basis points
•Third quarter 2026 acquisition-related fair value adjustment to inventory related to the Masimo Acquisition - 295 basis points
Third quarter 2026 vs. third quarter 2025 operating profit margin comparisons were favorably impacted by:
•Third quarter 2025 impairment charge related to a trade name - 60 basis points
•Higher third quarter 2026 core sales and the impact of IEEPA tariff refunds, net of the impact of product mix and changes in leverage in the segment’s operational and administrative cost structure - 30 basis points

Operating profit margin decreased 490 basis points during the nine-month period ended September 25, 2026 as compared to the comparable period of 2025.
Year-to-date 2026 vs. year-to-date 2025 operating profit margin comparisons were unfavorably impacted by:
•First nine months of 2026 fair value adjustments to inventory, transaction costs deemed significant and pre-acquisition share-based and change-in-control payments, in each case related to the Masimo Acquisition - 270 basis points
•Incremental dilutive effect in 2026 of acquired businesses - 160 basis points
•Lower 2026 core sales and the impact of product mix, net of improvements in leverage in the Company’s operational and administrative cost structure and the impact of IEEPA tariff refunds - 80 basis points
Year-to-date 2026 vs. year-to-date 2025 operating profit margin comparisons were favorably impacted by:
•First nine months of 2025 impairment charge related to a trade name - 20 basis points
Intangible asset amortization as a percentage of sales increased during both the three and nine-month periods ended September 25, 2026 primarily as a result of the impact of the Masimo Acquisition.
COST OF SALES AND GROSS PROFIT

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Sales	$6,554	$6,053	$18,770	$17,730
Cost of sales	(2,717)	(2,530)	(7,731)	(7,173)
Gross profit	$3,837	$3,523	$11,039	$10,557
Gross profit margin	58.5%	58.2%	58.8%	59.5%
Cost of sales increased year-over-year during both the three and nine-month periods ended September 25, 2026 as compared to the comparable periods in 2025. In both periods, the increase was primarily due to the impact of recently acquired businesses, and to a lesser extent acquisition-related charges, higher sales volumes and facility impairments. The increase in cost of sales in 2026 included acquisition-related charges associated with the fair value adjustment to inventory recorded in connection with the Masimo Acquisition of $84 million and $130 million recorded in the three and nine-month periods, respectively, and a $52 million impairment charge recorded during the three and nine-month periods ended September 25, 2026, partially offset by a $15 million impairment charge recorded in the nine-month period ended September 26, 2025, in both cases related to facilities in the Biotechnology segment. In both periods, the increase in cost of sales was partially offset by the receipt of IEEPA tariff refunds, which are recorded as a reduction of cost of sales.
Year-over-year gross profit margin increased during the three-month period ended September 25, 2026 as compared to the comparable period in 2025 primarily due to the impact of recently acquired businesses and the receipt of IEEPA tariff refunds, partially offset by the fair value adjustment to inventory in 2026, net facility impairment charges, referenced above and the impact of product mix. Year-over-year gross profit margin decreased during the nine-month period ended September 25, 2026 as compared to the comparable period in 2025 primarily due to the impact of product mix, the fair value adjustment to inventory in 2026 and the net facility impairment charges referenced above, partially offset by the receipt of IEEPA tariff refunds and the impact of recently acquired businesses.
OPERATING EXPENSES

	Three-Month Period Ended		Nine-Month Period Ended
($ in millions)	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Sales	$6,554	$6,053	$18,770	$17,730
Selling, general and administrative expenses	2,159	1,991	6,091	6,209
Research and development expenses	433	378	1,232	1,160
SG&A as a % of sales	32.9%	32.9%	32.5%	35.0%
R&D as a % of sales	6.6%	6.2%	6.6%	6.5%
SG&A expenses as a percentage of sales were consistent year-over-year during the three-month period ended September 25, 2026, as the increase in SG&A expenses corresponded to the increase in sales, while SG&A expenses as a percentage of sales decreased year-over-year during the nine-month period as compared to the comparable period in 2025. In the three-month period, SG&A expenses increased as a result of the impact of the Masimo Acquisition and due to increased stock-based compensation expense of $14 million related to special long-term growth equity awards granted to the Company’s founders, certain executive officers and other key leaders in the third quarter of 2026, partially offset by $101 million of impairment charges recorded in the third quarter of 2025. In the nine-month period, the decrease in SG&A expenses was primarily driven by $548 million of impairment charges recorded during the nine-month period ended September 26, 2025, which more than offset the increase in SG&A expenses in 2026 resulting from additional amortization expense, pre-acquisition share-based and change-in-control payments and transaction costs of $79 million related to the Masimo Acquisition and increased stock-based compensation expense.
R&D expenses (consisting principally of internal and contract engineering personnel costs) as a percentage of sales increased during both the three and nine-month periods ended September 25, 2026 as compared to the comparable periods of 2025, primarily as a result of spending growth related to new product development initiatives.

OTHER INCOME (EXPENSE), NET
For a description of the Company’s other income (expense), net during the three and nine-month periods ended September 25, 2026 and September 26, 2025, refer to Note 8 to the accompanying Consolidated Condensed Financial Statements.

INTEREST COSTS AND FINANCING
For a discussion of the Company’s outstanding indebtedness, refer to Note 11 to the accompanying Consolidated Condensed Financial Statements.
Interest expense of $135 million and $305 million for the three and nine-month periods ended September 25, 2026, respectively, was $68 million higher and $95 million higher than the comparable periods of 2025, due primarily to higher average borrowings in 2026 compared to 2025.
Interest income of $31 million and $119 million for the three and nine-month periods ended September 25, 2026, respectively, was $28 million higher and $102 million higher than the comparable periods of 2025, due primarily to higher average cash balances in 2026 compared to 2025.

INCOME TAXES
The following table summarizes the Company’s effective tax rate:

	Three-Month Period Ended		Nine-Month Period Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Effective tax rate	(6.6)%	15.6%	9.8%	15.5%
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
For the three-month period ended September 25, 2026, net discrete tax benefits of $263 million decreased the effective tax rate by 23.2% and related primarily to the release of reserves for uncertain tax positions resulting from audit settlements.
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
For the nine-month period ended September 25, 2026, net discrete tax benefits of $242 million decreased the effective tax rate by 7.0% and related primarily to the release of reserves for uncertain tax positions resulting from audit settlements and expiration of statutes of limitations, partially offset by changes in estimates associated with prior period uncertain tax positions.
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
The Company and its subsidiaries are routinely examined by various U.S. and non-U.S. taxing authorities. As of the third quarter of 2026, the U.S. Internal Revenue Service had completed substantially all of the examinations of the Company’s federal income tax returns through 2018 and is examining certain of the Company’s federal income tax returns for 2019 through 2022. In addition, the Company has subsidiaries in Canada, China, Denmark, France, Germany, India, Singapore, Spain and various other countries, states and provinces that are currently under audit for years ranging from 2004 through 2024.
The Company expects its effective tax rate for the full year of 2026 to be approximately 17.0% based on its projected mix of earnings. The Company’s effective tax rate could vary as a result of many factors, including but not limited to the following:
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
Refer to Note 7 to the accompanying Consolidated Condensed Financial Statements for discussion regarding the Company’s significant tax matters.

DISCONTINUED OPERATIONS
In both the three and nine-month periods ended September 25, 2026, the Company recorded an income tax benefit of $28 million related to the release of reserves due to audit settlements associated with uncertain tax positions on certain of the Company’s tax returns which were jointly filed with Veralto Corporation and Fortive Corporation entities prior to the respective separations of those businesses from the Company. This income tax benefit is included in earnings from discontinued operations, net of income taxes in the accompanying Consolidated Condensed Statements of Earnings.

COMPREHENSIVE INCOME
Comprehensive income increased by $278 million and decreased approximately $2.6 billion for the three and nine-month periods ended September 25, 2026, respectively, as compared to the comparable periods of 2025. For the three-month period ended September 25, 2026, the increase in comprehensive income was primarily driven by higher net earnings and decreased losses from foreign currency translation adjustments, partially offset by losses from cash flow hedge adjustments. For the nine-month period ended September 25, 2026, the decrease in comprehensive income was primarily driven by losses from foreign currency translation adjustments and cash flow hedge adjustments, partially offset by higher net earnings. The Company recorded foreign currency translation losses of $53 million and $71 million for the three-month periods ended September 25, 2026 and September 26, 2025, respectively. The Company recorded foreign currency translation losses of $596 million and gains of approximately $2.4 billion for the nine-month periods ended September 25, 2026 and September 26, 2025, respectively. The foreign currency translation losses in the three-month period ended September 25, 2026 were primarily driven by the change in the exchange rate between the U.S. dollar and the Swedish krona. The foreign currency translation losses in the nine-month period ended September 25, 2026 were primarily driven by the change in the exchange rates between the U.S. dollar, Swedish krona and the euro. Foreign currency translation adjustments reflect the gain or loss resulting from the impact of the change in currency exchange rates on the Company’s foreign operations as they are translated to the Company’s reporting currency, the U.S. dollar. The Company recorded losses of $19 million and $65 million from cash flow hedge adjustments related to the Company’s cross-currency swap derivative contracts for the three and nine-month periods ended September 25, 2026, respectively, as compared to gains of $48 million and $217 million for the comparable periods of 2025.

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
Overview of Cash Flows and Liquidity
Following is an overview of the Company’s cash flows and liquidity ($ in millions):

	Nine-Month Period Ended
	September 25, 2026	September 26, 2025
Net cash provided by operating activities from continuing operations	$4,742	$4,299

Cash paid for acquisitions	$(9,881)	$—
Payments for additions to property, plant and equipment	(761)	(785)
Proceeds from sales of property, plant and equipment	1	10
Payments for purchases of investments	(86)	(79)
Proceeds from sales of investments	—	12
Proceeds from sale of product line	—	9
All other investing activities	31	21
Total cash used in investing activities for continuing operations	$(10,696)	$(812)

Proceeds from the issuance of common stock in connection with stock-based compensation, net	$34	$39
Payment of dividends	(790)	(652)
Net proceeds from borrowings (maturities of 90 days or less)	3,666	22
Borrowings (maturities longer than 90 days)	6,555	4
Repayments of borrowings (maturities longer than 90 days)	(1,434)	(500)
Payments for repurchase of common stock	(894)	(3,088)
All other financing activities	(80)	(108)
Total cash provided by (used in) financing activities for continuing operations	$7,057	$(4,283)
As of September 25, 2026, the Company held approximately $5.7 billion of cash and cash equivalents.
Operating Activities
Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for income taxes, restructuring activities and productivity improvement initiatives and other items impact reported cash flows.
Operating cash flows were approximately $4.7 billion for the first nine months of 2026, an increase of $443 million, or 10%, as compared to the comparable period of 2025. The year-over-year change in operating cash flows from 2025 to 2026 was primarily attributable to the following factors:
•2026 operating cash flows reflected an increase of $689 million in net earnings from continuing operations for the first nine months of 2026 as compared to the comparable period in 2025.

•Net earnings from continuing operations for the first nine months of 2026 also included $195 million lower year-over-year noncash charges primarily for 2025 impairment charges and unrealized investment gains/losses, net of higher intangible asset amortization, amortization of an acquisition-related inventory fair-value step-up, higher depreciation and additional stock compensation expense. Depreciation expense relates to the Company’s manufacturing and operating facilities as well as instrumentation leased to customers under OTL arrangements. Depreciation, amortization, impairments and stock compensation are noncash expenses that decrease earnings without a corresponding impact to operating cash flows. Unrealized investment gains/losses impact net earnings without immediately impacting cash flows as the cash flow impact from investments occurs when the invested capital is returned to the Company.
•The aggregate of trade accounts receivable, inventories and trade accounts payable used $412 million in operating cash flows during the first nine months of 2026, compared to $441 million of operating cash flows used in the comparable period of 2025. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories and trade accounts payable depends upon how effectively the Company manages the cash conversion cycle, which effectively represents the number of days that elapse from the day it pays for the purchase of raw materials and components to the collection of cash from its customers and can be significantly impacted by the timing of collections and payments in a period.
•The aggregate of prepaid expenses and other assets, deferred income taxes and accrued expenses and other liabilities used $504 million of operating cash flows during the first nine months of 2026, compared to $424 million of operating cash flows used in the comparable period of 2025. The timing of various employee-related liabilities, customer funding, income taxes and accrued expenses drove the majority of this change.
Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures, including instruments leased to customers, cash used for investments and cash proceeds from divestitures of businesses or assets.
Net cash used in investing activities from continuing operations increased approximately $9.9 billion in the nine-month period ended September 25, 2026 compared to the comparable period of 2025, primarily as a result of higher cash paid for acquisitions in 2026 related to the Masimo Acquisition. For a discussion of the Masimo Acquisition refer to “—Overview”. In addition, during the nine-month periods ended September 25, 2026 and September 26, 2025, the Company invested $86 million and $79 million, respectively, in non-marketable equity securities and partnerships.
Though the relative significance of particular categories of capital investment can change from period to period, capital expenditures are typically made for increasing manufacturing capacity, the manufacture of instruments that are used in OTL arrangements, replacing equipment, purchasing buildings, supporting new product development and improving information technology systems. Capital expenditures decreased $24 million on a year-over-year basis for the nine-month period ended September 25, 2026 compared to the comparable period in 2025.
Financing Activities and Indebtedness
Cash flows relating to financing activities can consist of cash flows associated with the issuance and repayments of commercial paper, issuance and repayment of long-term debt, borrowings under committed credit facilities, issuance and repurchases of common stock, issuance of preferred stock and payments of cash dividends to shareholders. Financing activities provided cash of approximately $7.1 billion during the nine-month period ended September 25, 2026 compared to approximately $4.3 billion of cash used in the comparable period of 2025. The year-over-year increase in cash provided by financing activities was primarily due to higher proceeds from borrowings in 2026 compared to 2025 and lower cash used to repurchase the Company’s common stock in 2026 compared to 2025, partially offset by the 2026 repayments of long-term borrowings.
For a description of the Company’s outstanding debt as of September 25, 2026, new long-term borrowings, repayments of long-term borrowings, a new credit facility and the Company’s commercial paper programs and other credit facilities, refer to Note 11 to the accompanying Consolidated Condensed Financial Statements. As of September 25, 2026, the Company was in compliance with all of its debt covenants.

Stock Repurchase Program
For information regarding the Company’s stock repurchase program and repurchases of common stock, refer to Part II—Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”.

Dividends
Aggregate cash payments for dividends on Company common stock during the nine-month period ended September 25, 2026 were $790 million compared to $652 million for the nine-month period ended September 26, 2025. The increase in dividend payments on the Company’s common stock compared to the comparable period of 2025 is due to the increase in the quarterly dividend rate for common stock beginning with respect to the dividends paid in the second quarters of 2025 and 2026, partially offset by lower average common stock outstanding.
In the third quarter of 2026, the Company declared a regular quarterly dividend of $0.40 per share of Company common stock payable on October 30, 2026 to holders of record as of September 30, 2026.

Cash and Cash Requirements
As of September 25, 2026, the Company held approximately $5.7 billion of cash and cash equivalents on deposit with financial institutions or invested in highly liquid investment-grade debt instruments with a maturity of 90 days or less. Of the cash and cash equivalents, approximately $1.8 billion was held within the U.S. and approximately $3.9 billion was held outside of the U.S. The Company will continue to have cash requirements to support general corporate purposes, which may include working capital needs, capital expenditures, acquisitions and investments, paying interest and servicing debt, paying taxes and any related interest or penalties, funding its restructuring activities and pension plans as required, paying dividends to shareholders, repurchasing shares of the Company’s common stock and supporting other business needs.
The Company generally intends to use available cash and internally generated funds to meet its cash requirements, but in the event that additional liquidity is required, the Company may also borrow under its commercial paper programs (if available) or borrow under the Company’s credit facilities, enter into new credit facilities and either borrow directly thereunder or use such credit facilities to backstop additional borrowing capacity under its commercial paper programs (if available) and/or access the capital markets (if available). The Company used proceeds from debt financing to pay a portion of the purchase price for the Masimo Acquisition. The Company also may from time to time seek to access the capital markets to take advantage of favorable interest rate environments or other market conditions. With respect to the commercial paper and any other notes scheduled to mature during the next 12 months, the Company expects to repay the principal amounts when due using available cash, proceeds from new issuances of commercial paper (if available), drawing on its credit facilities and/or proceeds from other debt issuances. Refer to Note 11 to the accompanying Consolidated Condensed Financial Statements for additional information regarding the classification of commercial paper and other notes scheduled to mature during the next 12 months.
While repatriation of some cash held outside the U.S. may be restricted by local laws, most of the Company’s foreign cash could be repatriated to the U.S. Following enactment of the Tax Cuts and Jobs Act and the associated Transition Tax, in general, repatriation of cash to the U.S. can be completed with no incremental U.S. tax; however, repatriation of cash could subject the Company to non-U.S. taxes on distributions. The cash that the Company’s non-U.S. subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. The income taxes, if any, that would be applicable to the repatriation of such earnings (including basis differences in our foreign subsidiaries) are not readily determinable. As of September 25, 2026, management believes that it has sufficient sources of liquidity to satisfy its cash needs, including its cash needs in the U.S.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, refer to Note 13 in the accompanying Consolidated Condensed Financial Statements and to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Legal Proceedings” in the Company’s 2025 Annual Report.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the three-month period ended September 25, 2026. For an overview of the Company’s share repurchase programs, refer to Note 14 in the accompanying Consolidated Condensed Financial Statements.
The Company expects to fund any future stock repurchases using the Company’s available cash balances or proceeds from the issuance of debt.

ITEM 5. OTHER INFORMATION
Director and Officer Trading Arrangements
On August 7, 2026, Rainer M. Blair, Danaher’s then-President and Chief Executive Officer and director, adopted a trading plan that is intended to satisfy the affirmative defense condition of Exchange Act Rule 10b5-1(c) for the sale through February 6, 2027 of up to 60,015 shares of Danaher common stock.
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

10.1
Offer Letter, dated as of August 3, 2026, by and between Danaher Corporation and Julie Sawyer Montgomery (incorporated by reference from Exhibit 10.1 to Danaher Corporation’s Current Report on Form 8-K filed August 3, 2026)*

10.2
Form of Long-Term Growth Award under the Amended and Restated Danaher Corporation Omnibus Incentive Plan (incorporated by reference from Exhibit 10.2 to Danaher Corporation’s Current Report on Form 8-K filed August 3, 2026)*

10.3
Transition Letter Agreement, dated as of August 3, 2026, by and between Danaher Corporation and Rainer M. Blair (incorporated by reference from Exhibit 10.3 to Danaher Corporation’s Current Report on Form 8-K filed August 3, 2026)*

10.4
Form of Restricted Stock Unit Agreement under the Amended and Restated Danaher Corporation Omnibus Incentive Plan (incorporated by reference from Exhibit 10.4 to Danaher Corporation’s Current Report on Form 8-K filed August 3, 2026)*

10.5
Form of Founder Long-Term Growth Award under the Amended and Restated Danaher Corporation Omnibus Incentive Plan (incorporated by reference from Exhibit 10.5 to Danaher Corporation’s Current Report on Form 8-K filed August 3, 2026)*

10.6
Form of Founder Restricted Stock Unit Award under the Amended and Restated Danaher Corporation Omnibus Incentive Plan (incorporated by reference from Exhibit 10.6 to Danaher Corporation’s Current Report on Form 8-K filed August 3, 2026)*

10.7	Aircraft Time Sharing Agreement by and between Danaher Corporation and Julie Sawyer Montgomery, dated as of October 1, 2026*

10.8	Amended and Restated Agreement Regarding Competition and Protection of Proprietary Interests by and between Danaher Corporation and Julie Sawyer Montgomery dated October 1, 2026*

10.9	Danaher Executive Deferred Incentive Program, as amended and restated*

22.1	Subsidiary guarantors and issuers of guaranteed securities and affiliates whose securities collateralize securities of the Registrant

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DANAHER CORPORATION

Date:	October 20, 2026	By:	/s/ Matthew Gugino
Matthew Gugino
Executive Vice President and Chief Financial Officer

Date:	October 20, 2026	By:	/s/ Christopher M. Bouda
Christopher M. Bouda
Vice President and Chief Accounting Officer